Form 10-Q
period 2010-02-28
Sport Endurance, Inc.
filed 2010-04-20
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-161943

SPORT ENDURANCE, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2754069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1890 South West Salt Lake City, Utah 84104
(Address of principal executive offices) (Zip Code)

(877) 255-9218
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 57,200,000 shares of $0.001 par value common stock outstanding as of April 19, 2010

EXPLANATORY NOTE

Unless otherwise noted, references in this registration statement to "Sport Endurance, Inc." the "Company," "we," "our" or "us" means Sport Endurance, Inc.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC’s website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT ENDURANCE, INC. (formerly Cayenne Construction, Inc.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	February 28,	August 31,
	2010	2009
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$170	$3,200
Prepaid expenses	1,995	1,800
Total current assets	2,165	5,000

Equipment, net	23,244	25,340

Total assets	$25,409	$30,340

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,135	$-
Total current liabilities	4,135	-

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 2,000,000 shares issued and outstanding	2,000	2,000
Common stock, $0.001 par value, 90,000,000 shares
authorized, 57,200,000 shares issued and outstanding	57,200	57,200
Common stock subscriptions receivable, 1,685,000 and 8,980,000 shares
as of as of February 28, 2010 and August 31, 2009, respectively	(1,685)	(8,980)
Additional paid-in capital	121,320	121,320
(Deficit) accumulated during development stage	(157,561)	(141,200)
Total stockholders' equity	21,274	30,340

Total liabilities and stockholders' equity	$25,409	$30,340

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC. (formerly Cayenne Construction, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three		For the six		January 3, 2001
	months ended		months ended		(inception) to
	February 28,		February 28,		November 30,
	2010	2009	2010	2009	2009

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	2,201	-	2,265	-	5,465
Professional fees	3,500	-	12,000	-	137,000
Depreciation	1,048	-	2,096	-	2,096

Total operating expenses	6,749	-	16,361	-	144,561

Net operating loss	(6,749)	-	(16,361)	-	(144,561)

Offering costs	-	-	-	-	(13,000)

Loss before provision for income taxes	(6,749)	-	(16,361)	-	(157,561)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(6,749)	$-	$(16,361)	$-	$(157,561)

Weighted average number of common shares
outstanding - basic and fully diluted	57,200,000	29,200,000	57,200,000	29,200,000

Net (loss) per share - basic and fully diluted	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC. (formerly Cayenne Construction, Inc.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

					Additional	Common stock	(Deficit) accumulated during	Total
	Preferred stock		Common stock		paid-In	subscriptions	development	stockholders'
	Shares	Amount	Shares	Amount	capital	receivable	stage	equity
Common stock issued to founder at $0.001 per share, of which $500 was paid in cash	-	$-	1,200,000	$1,200	$-	$-	$-	$1,200

Sale of common stock for cash	-	-	3,000,000	3,000	12,000	-	-	15,000

Net loss for the year ended August 31, 2001	-	-	-	-	-	-	(16,200)	(16,200)

Balance, August 31, 2001	-	-	4,200,000	4,200	12,000	-	(16,200)	-

Issuance of common stock for professional fees	-	-	25,000,000	25,000	100,000	-	-	125,000

Net loss for the year ended August 31, 2002	-	-	-	-	-	-	(125,000)	(125,000)

Balance, August 31, 2002	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2003	-	-	-	-	-	-	-	-

Balance, August 31, 2003	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2004	-	-	-	-	-	-	-	-

Balance, August 31, 2004	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2005	-	-	-	-	-	-	-	-

Balance, August 31, 2005	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2006	-	-	-	-	-	-	-	-

Balance, August 31, 2006	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2007	-	-	-	-	-	-	-	-

Balance, August 31, 2007	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2008	-	-	-	-	-	-	-	-

Balance, August 31, 2008	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Issuance of convertible preferred stock for cash	2,000,000	2,000	-	-	3,000	-	-	5,000

Issuance of founder's shares in exchange for contributed equipment at $0.001 per share	-	-	25,340,000	25,340	-	-	-	25,340

Common stock subscription receivable issued to founder at $0.001 per share	-	-	8,980,000	8,980	-	(8,980)	-	-

Previously issued common stock cancelled	-	-	(6,320,000)	(6,320)	6,320	-	-	-

Net loss for the year ended August 31, 2009	-	-	-	-	-	-	-	-

Balance, August 31, 2009	2,000,000	2,000	57,200,000	57,200	121,320	(8,980)	(141,200)	30,340

Sale of common stock for cash	-	-	-	-	-	7,295	-	7,295

Net loss for the six months ended February 28, 2010	-	-	-	-	-	-	(16,361)	(16,361)

Balance, February 28, 2010 (Unaudited)	2,000,000	$2,000	57,200,000	$57,200	$121,320	$(1,685)	$(157,561)	$21,274

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC. (formerly Cayenne Construction, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six		January 3, 2001
	months ended		(inception) to
	February 28,		February 28,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(16,361)	$-	$(157,561)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Depreciation	2,096	-	2,096
Shares issued for services	-	-	125,000
Decrease (increase) in assets:
Prepaid expenses	(195)		(1,995)
Increase (decrease) in liabilities:
Accounts payable	4,135	-	4,135

Net cash used in operating activities	(10,325)	-	(28,325)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common and preferred stock	7,295	-	28,495

Net cash provided by financing activities	7,295	-	28,495

NET CHANGE IN CASH	(3,030)	-	170

CASH AT BEGINNING OF PERIOD	3,200	-	-

CASH AT END OF PERIOD	$170	$-	$170

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Common stock issued for services	-	-	$125,000
Common stock issued for equipment	-	-	$25,340

The accompanying notes are an integral part of these financial statements.

Sport Endurance, Inc. (formerly Cayenne Construction, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1 - Nature of Business and Significant Accounting Policies

Nature of business
Sport Endurance, Inc. (“the Company”) was incorporated as Cayenne Construction, Inc. in the state of Nevada on January 3, 2001 (“Inception”). The Company was formed to be an independent service provider of ready-mix concrete, whereby management was to arrange purchases of ready-mixed concrete by small contractors and customers on a fee basis. The Company ceased operations in 2002 and was revived in 2009 with a name change to, “Sport Endurance, Inc.” on August 6, 2009. The Company intends to manufacture and distribute a line of sports energy drinks.

Basis of presentation
The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 2010. It is suggested that these interim condensed financial statements be read in conjunction with the form S-1/A.

The Company is considered to be in the development stage as defined by FASB ASC 915-10-05. This standard requires companies to report their operations, shareholders equity and cash flows from inception through the reporting date. The Company will continue to be reported as a development stage entity until, among other factors, revenues are generated from management’s intended operations. Management has provided financial data since inception (January 3, 2001).

The Company has adopted a fiscal year end of August 31st.

Results of operations for the interim period are not indicative of annual results.

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  As of February 28, 2010 and August 31, 2009, the Company does not have any cash equivalents.
Equipment
Equipment is recorded at the lower of cost or estimated net recoverable amount, and is depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

Computer equipment	5 years
Furniture and fixtures	7 years

Sport Endurance, Inc. (formerly Cayenne Construction, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Maintenance and repairs will be charged to expense as incurred. Significant renewals and betterments will be capitalized. At the time of retirement or other disposition of equipment, the cost and accumulated depreciation will be removed from the accounts and any resulting gain or loss will be reflected in operations.

The Company will assess the recoverability of equipment by determining whether the depreciation and amortization of these assets over their remaining life can be recovered through projected undiscounted future cash flows. The amount of equipment impairment, if any, will be measured based on fair value and is charged to operations in the period in which such impairment is determined by management.

Start-Up Costs
The Company accounts for start-up costs, including organization costs, under the provisions of FASB ASC 720-15-25-1, whereby such costs are expensed as incurred.

Advertising and promotion
All costs associated with advertising and promoting products are expensed as incurred.

Income taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be recovered through future operations.

Fair value of Financial Instruments
Financial instruments consist principally of cash, trade and notes receivables, trade and related party payables and accrued liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to significant currency or credit risks arising from these financial instruments.

Revenue recognition
For revenue from product sales, we will recognize revenue upon shipment or delivery to our customers based on written sales terms that do not allow for a right of return. As such, revenue is recognized at the time of sale if collectability is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Basic and diluted loss per share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

Stock-based compensation
The Company adopted FASB guidance on stock based compensation upon inception at January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock options issued for services and compensation from inception through the period ended as presented, and the only issuance of stock for services from inception through the period presented occurred on February 10, 2002 with the issuance of 25,000,000 shares valued at $125,000.

Sport Endurance, Inc. (formerly Cayenne Construction, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Our employee stock-based compensation awards are accounted for under the fair value method of accounting, as such, we record the related expense based on the more reliable measurement of the services provided, or the fair market value of the stock issued multiplied by the number of shares awarded.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. We do not backdate, re-price, or grant stock-based awards retroactively. As of the date of this report, we have not issued any stock options.

Recently Issued Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements. The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC as of September 1, 2009. The ASC does not change GAAP and did not have an effect on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of ASC 855-10 did not have a significant effect on the Company’s financial statements. In connection with preparing the accompanying unaudited condensed financial statements, management evaluated subsequent events through the date that such financial statements were issued (filed with the Securities and Exchange Commission).

During March 2008, the FASB issued new accounting guidance concerning disclosures about derivative instruments and hedging activities. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and was applicable to the Company for the three and six months ended February 28, 2010. The adoption of this standard did not have any impact on the Company’s financial statements.

Note 2 - Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $157,561, and a working capital deficit of $1,970 as of February 28, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

Sport Endurance, Inc. (formerly Cayenne Construction, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Related Party

On October 1, 2009, the Company entered into a five year, non-cancellable, commercial and industrial lease with the Company’s CEO, Robert Timothy and DeVon Timothy that calls for monthly lease payments of $2,135, including monthly charges of $140 for taxes and insurance. On October 1, 2009 the Company paid a $1,995 deposit. Terms of the lease were amended to defer the commencement of the lease until February 1, 2010.

On February 10, 2002, the Company issued 25,000,000 shares to the Company President for professional services rendered. The fair value of those shares was $125,000 on the grant date.

On January 10, 2001 the Company issued 1,200,000 shares of common stock to the founder of the Company in exchange for proceeds of $500. Since the par value of the Company’s common stock is the legal minimum value, management recorded compensation for the difference between the amount paid of $500 and the minimum value of $1,200, or $700 in the accompanying statement of operations.

Note 4 - Equipment

Equipment consists of the following:

	February 28,	August 31,
	2010	2009

Computer equipment	$10,000	$10,000
Furniture and fixtures	15,340	15,340
	25,340	25,340
Less accumulated depreciation	(2,096)	-
	$23,244	$25,340

Depreciation expense totaled $2,096 for the six months ended February 28, 2010 and $-0- for the year ended August 31, 2009.

Note 5 - Stockholders’ Equity

On July 28, 2009, the shareholders of the Company voted to increase the authorized common shares of the Company from 30,000,000 authorized shares of common stock to 90,000,000 authorized shares of common stock.  Additionally, the shareholders voted to establish preferred shares of the Company at 10,000,000 authorized shares of preferred stock. As a result of this vote, the Company filed an amendment to its Articles of Incorporation to reflect this change.

Sport Endurance, Inc. (formerly Cayenne Construction, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Preferred stock
On August 15, 2009, the Company issued a total of 2,000,000 shares of preferred stock to two individual investors in a private placement under Rule 506 of the Securities Act of 1933 for $5,000 in cash, or $0.0025 per share.

Common stock
On August 20, 2009, the Company issued 8,980,000 founder’s shares of common stock at the par value of $0.001 per share in exchange for a subscription receivable of $8,980. The Company received proceeds of $7,295 during the six months ended February 28, 2010. As a result, a common stock subscription receivable of $1,685 remains outstanding as of February 28, 2010.

On August 20, 2009, the Company issued 25,340,000 founder’s shares of common stock at the par value of $0.001 per share in exchange for contributed equipment with a cost basis of $25,340. The cost basis approximated the fair market value of the equipment.

On August 20, 2009, the Company cancelled and returned to treasury 6,320,000 shares of common stock previously issued to founders. No consideration was provided and the total par value of $6,320 was recorded as additional paid-in capital.

On February 10, 2002, the Company issued 25,000,000 shares to the Company President for professional services rendered. The fair value of those shares was $125,000 on the grant date.

The Company issued a total of 3,000,000 shares of its $.001 par value common stock during May 2001 in a private placement under Rule 506 of the Securities Act of 1933 for $15,000 in cash, or $0.005 per share to a total of nineteen individual investors. Due to a lack of operations, management believes the purchase price of $0.005 per share is representative of fair value.

On January 10, 2001 the Company issued 1,200,000 shares of common stock to the founder of the Company in exchange for proceeds of $500. Since the par value of the Company’s common stock is the legal minimum value, management recorded compensation for the difference between the amount paid of $500 and the minimum value of $1,200, or $700 in the accompanying statement of operations.

Note 6 - Fair Value of Financial Instruments

The Company adopted FASB ASC 820-10 on January 1, 2008. Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company has various financial instruments that must be measured under the new fair value standard including: cash and equipment. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis, with the exception of equipment. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Sport Endurance, Inc. (formerly Cayenne Construction, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair value of the Company’s cash is based on quoted prices and therefore classified as Level 1.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities:

		Fair Value Measurements at February 28, 2010
	Carrying Value February 28,
	2010	Level 1	Level 2	Level 3
Assets:
Cash	$170	$170	$-	$-
Equipment, net	23,244	-	-	23,244
Total	$23,414	$170	$-	$23,244

Note 7 - Subsequent Events

On April 19, 2010, the Company received proceeds of $1,685 as payment on a common stock subscription receivable for 1,685,000 founder’s shares that were issued on August 20, 2009.

In accordance with ASC 855-10, all subsequent events have been reported through the filing date of April 19, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Sport Endurance, Inc. (“Sport Endurance”) is a Nevada corporation that intends to manufacture and distribute a line of sports energy drinks.  Production and distribution has not yet commenced, as such, the Company is considered to be in the development stage.

For the three months ended February 28, 2010, we had a net loss of $6,749 as compared to a net loss of $-0- for the three months ended February 28, 2009.  Our accumulated deficit as of February 28, 2010 was $157,561.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three and Six Months Ended February 28, 2010 and 2009

The following table summarizes selected items from the statement of operations for the period ended February 28, 2010 compared to February 28, 2009.

EXPENSES:

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2010	2009	2010	2009

General and administrative	$2,201	$-	$2,265	$-
Professional fees	3,500	-	12,000	-
Depreciation	1,048	-	2,096	-

Net operating loss	$6,749	$-	$16,361	$-

The Company had no operations during the three and six month periods ending February 28, 2009, as such, there were no revenues or expenses.

General and administrative expenses

General and administrative expenses for the three and six months ended February 28, 2010 were $2,201 and $2,265, respectively.  The increase in our general and administrative expenses consisted of bank fees and rent expense.

Professional fees

Professional fees for the three and six months ended February 28, 2010 were $3,500 and $12,000, respectively.  The increase in our professional fees was a result of the legal and accounting costs incurred to revive the entity and file our financial reports with the Securities and Exchange Commission (SEC).

Depreciation

Depreciation expenses for the three and six months ended February 28, 2010 were $1,048 and $2,096, respectively.  The increases are due to the additional depreciation derived from the assets acquired on August 20, 2009.  We anticipate our quarterly depreciation expense to continue to be $1,048 for the near term.

Net operating (loss)

The net operating loss for the three and six months end February 28, 2010 was $6,749 and $16,361.  Our net operating loss consisted primarily of professional fees and rent expense as we revived the entity in anticipation of developing our line of sport energy drinks.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at February 28, 2010 compared to February 28, 2009.

	February 28, 2010	February 28, 2009

Current Assets	$2,165	$-

Current Liabilities	$4,135	$-

Working (Deficit)	$(1,970)	$-

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of February 28, 2010, we had a working capital deficit of $1,970.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the six months ending February 28, 2010 we received $7,295 in proceeds from a private placement of founder’s shares issued during the year ended August 31, 2009.

Should we not be able to continue to secure additional financing when needed, we may be required to slow down or suspend our growth or reduce the scope of our current operations, any of which would have a material adverse effect on our business.

Our future capital requirements will depend on many factors, including the development of our line of sport energy drinks; the cost and availability of third-party financing for development; and administrative and legal expenses.

We anticipate that we will incur operating losses in the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.  Such risks for us include, but are not limited to, an evolving and unpredictable business model; recognition of revenue sources; and the management of growth. To address these risks, we must, among other things, expand our customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Satisfaction of our cash obligations for the next 12 months.

As of February 28, 2010, our cash balance was $170. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements.  Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit of $157,561 and a working capital deficit of $1,970 at February 28, 2010, and have reported negative cash flows from operations since inception.  In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and/or to raise funds to finance ongoing operations and repay debt.  There can be no assurance, however, that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our future operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Summary of product and research and development that we will perform for the term of our plan.

We are not anticipating significant research and development expenditures in the near future.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment as such items are not required by us at this time.

Significant changes in the number of employees.

As of February 28, 2010, we had no employees, other than our non-paid CEO, Robert Timothy.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

Assuming we are able to pursue revenue through the commencement of sales of our sports energy drinks, we anticipate an increase of personnel and may need to hire employees.  In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate.  We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements. The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC as of September 1, 2009. The ASC does not change GAAP and did not have an effect on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of ASC 855-10 did not have a significant effect on the Company’s financial statements. In connection with preparing the accompanying unaudited condensed financial statements, management evaluated subsequent events through the date that such financial statements were issued (filed with the Securities and Exchange Commission).

During March 2008, the FASB issued new accounting guidance concerning disclosures about derivative instruments and hedging activities. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and was applicable to the Company for the three and six months ended February 28, 2010. The adoption of this standard did not have any impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item in not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Robert Timothy, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Mr. Timothy concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

●	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;
●	All of our financial reporting is carried out by our financial consultant;
●	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

We plan to rectify these weaknesses by implementing an independent board of directors and hiring additional accounting personnel once we have additional resources to do so.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material pending legal proceedings to which our company or subsidiary is a party or of which any of their property is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any director, officer or affiliate of our company, or any registered or beneficial stockholder of our company, or any associate of any such director, officer, affiliate, or stockholder is a party adverse to our company or subsidiary or has a material interest adverse to our company or subsidiary.

Item 1A. Risk Factors.

In addition to other information in this quarterly report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to Our Business

WE HAVE NO OPERATING HISTORY AND EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE. SHOULD WE CONTINUE TO INCUR LOSSES FOR A SIGNIFICANT AMOUNT OF TIME, THE VALUE OF YOUR INVESTMENT IN THE COMMON SHARES WILL BE AFFECTED, AND YOU COULD EVEN LOSE YOUR ENTIRE INVESTMENT.

We were incorporated in the State of Nevada on January 3, 2001 under the name of Cayenne Construction, Inc.  The Company ceased all development stage operations in 2002, and was dormant from 2002 until July of 2009.  The Company has had no revenues or expenses for this time period. The Company was revived on July 28, 2009 in order to enter into the energy Gel Cap and energy drink market. The Company changed its name to Sport Endurance, Inc. in August 2009.  On August 20, 2009 Robert Timothy acquired controlling interest in Sport Endurance, Inc. Presently we have no revenues and development stage operating losses from inception to February 28, 2010 of $157,561.  We expect to incur further losses for the foreseeable future due to additional costs and expenses related to:

●
The implementation of our direct sales model through Mr. Timothy and Mr. Schuurman through the commencement of sales will cost at least $75,000. We need to establish and print all of the marketing material. We have allocated $15,000 toward marketing materials which include filers, broachers, website design.  The company intends to allocate these funds as soon as they are available.

●
The development of strategic relationships with convenience stores in the Salt Lake City, Utah, area will cost the company at least $10,000. We need to educate convenience stores buyers about our products and work to obtain shelf space. We shall do this through direct sales and direct mail.  The company intends to allocate $5,000 as soon as funds are available to the company and $5,000 six months later when the funds become available.

●
Software and hardware updates to maintain service and maintain the company office will cost the company at least $3,000.  As a direct sales company continued improvements and upgrade to our systems is required. User features and website content updates are vital to continued visitations by online users. This cost signifies the system modifications. The company intends to allocate these funds with four month of the funds becoming available

●
Program administration and working capital expenses until such time as there are sufficient sales to cash-flow operations will cost the company at least $30,000. This is the necessary working capital to fund operations until such time as revenues exceed expenses. This will cover office rent, at $1,995 per month, audit fees, legal and all other management expenses such as those from industry consultants and advisors.  The company intends to pay its lease payments on a timely basis on the first of every month and pay audit fees and legal and all other management fees as they become due.

●
Manufacturing and packaging of 8 hour Energy Gel Caps - production of 26,584 6-pack cards will cost the company at least $17,000.  We would need $6,300- manufacturing of 159,504 capsules, $6,100- packaging into 6 pack blister cards, $500- packaging 12, 6 pack blister cards into a box, and $150- packaging 12 boxes into a master case. Delivery costs to Salt Lake City, Utah office $3,000 and $950 delivery to customer. The company intends to allocate funds to manufacturing, packaging and shipping only after a purchase order has been delivered to the company. (The company does not have a minimum amount that it must contract for in manufacturing or packaging its product.  The above costs are for the amounts stated.)

ONCE TRANSACTING BUSINESS, THE COMPETITION FOR AND DIFFICULTY IN SELLING ENERGY SOFT GEL CAPSULES COULD AFFECT OUR ABILITY TO DEVELOP PROFITABLE OPERATIONS.

Many companies that are engaged in the energy gel capsule business include large, established companies with substantial capabilities and long earnings records. We may be at a competitive disadvantage in promoting our Sport Endurance 8 hour soft Gel capsule, as we must compete with these companies, many of which have greater financial resources and larger technical staffs than we do.

WE HAVE NO OPERATING HISTORY AND FACE MANY OF THE RISKS AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY A START-UP COMPANY.

We were incorporated in the State of Nevada on January 3, 2001 under the name of Cayenne Construction, Inc.  The Company ceased all development stage operations in 2002, and was dormant from 2002 until July of 2009.  The Company has had no revenues or expenses for this time period.

The Company was revived on July 28, 2009 and changed its name to Sport Endurance, Inc. in August 2009.  In August 2009 Robert Timothy acquired controlling interest in Sport Endurance, Inc.

We revived the company on July 28, 2009 and began developmental stage operations in August 2009.  We have no operating history for investors to evaluate the potential of our business development. We will begin to market our one product in the Salt Lake City, Utah, area and development our brand name. In addition, we also face many of the risks and difficulties inherent in introducing a new product. These risks include the ability to:

●	Increase awareness of our brand name;
●	Develop an effective business plan;
●	Meet customer standards;
●	Implement advertising and marketing plan;
●	Attain customer loyalty;
●	Maintain current strategic relationships and develop new strategic relationships;
●	Respond effectively to competitive pressures;
●	Continue to develop and upgrade our service; and
●	Attract, retain and motivate qualified personnel.

Our future will depend on our ability to raise additional capital and bring our service and products to the marketplace, which requires careful planning to provide a service and products that meets customer standards without incurring unnecessary cost and expense.

WE MAY NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.

The development of our services and product will require the commitment of resources to increase the advertising, marketing and future expansion of our business. In addition, expenditures will be required to enable us to conduct existing and planned business research, development of products and associate offices, and marketing of our existing and future services and products. Currently, we have no established bank-financing arrangements and as of February 28, 2010 the company has a working capital deficit of $1,970.  We would need to seek additional financing through subsequent future private offering of our equity securities, or through strategic partnerships and other arrangements with corporate partners.

We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. The sale of additional equity securities could result in dilution to our stockholders. The occurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our future development stage operations. If adequate additional financing is not available on acceptable terms, we may not be able to implement our business development plan or continue our business development stage operations.   Presently no other sources have been identified and it is unknown if any other sources will be identified.

WE MAY NOT BE ABLE TO BUILD OUR BRAND AWARENESS.

Development and awareness of our brand Sport Endurance will depend largely upon our success in creating a customer base and potential referral sources. In order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, management plans to gradually increase over the next 12 months our marketing and advertising budgets as funding allows. If we are unable to economically promote or maintain our brand, then our business, results of development stage operations and financial condition could be severely harmed. We have not yet received any revenues from our development stage operations, nor have we otherwise engaged in any business operations and we do not have any customers.

FUTURE BUSINESS OPEARTIONS VIA THE INTERNET MAY SUBJECT US TO A NUMBER OF LAWS AND REGULATIONS TO BE ADOPTED WITH RESPECT TO THE INTERNET MARKETPLACE, AND THE UNCERTAINTY RELATED TO THE APPLICATION OF MANY EXISITNG LAWS TO THE INTERNET MARKETPLACE CREATES UNCERTAINITY TO OUR BUSINESS DEVELOPMENT.

At present, selling Soft-Gel Caps and energy drinks is not a government-regulated industry, so we do not need to obtain governmental approval to market and sell our products over the Internet, except that we are subject to the laws and regulations generally applicable to businesses and directly applicable to offline and online commerce. However, because the Internet is interstate in nature, we are able to offer our products across the country.

In addition, our management is not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption, and other intellectual property issues, taxation, libel and export or import matters, because the vast majority of these laws were adopted prior to the advent of the Internet, and therefore, do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws that are intended to address these issues could create uncertainty in the Internet marketplace, which could in the future reduce demand for our products or increase our cost of development stage operations as a result of litigation or arbitration.  Presently we have not yet received any revenues from our development stage operations, nor have we otherwise engaged in any business operations.

OUR FUTURE SUCCESS RELIES UPON A COMBINATION OF PATENTS AND PATENTS PENDING, PROPRIETARY TECHNOLOGY AND KNOW-HOW, TRADEMARKS, CONFIDENTIALITY AGREEMENTS AND OTHER CONTRACTUAL COVENANTS TO ESTABLISH AND PROTECT OUR INTELLECTUAL PROPERTY RIGHTS. IF OUR PRODUCTS ARE DUPLICATED OUR RESULTS OF OPERATIONS WOULD BE NEGATIVELY IMPACTED.

Presently we do not have any applications submitted for trademark protection for "Sport Endurance” and our slogan "Shocking Great Taste," when funding permits we will apply for trademark protection.

Sport Endurance and Shocking Great Taste has not been approved. Because intellectual property protection is critical to our future success, we intend to rely heavily on trademark, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect proprietary rights. However, effective trademark, service mark and trade secret protection may not be available in every country in which we intend to sell our products and services online. Unauthorized parties may attempt to copy aspects of our products or to obtain and use our proprietary information. As a result, litigation may be necessary to enforce our intellectual property rights to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of recourses and could significantly harm our business and operating results.

Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of intended trademarks and other proprietary rights.

There can be no assurance that third parties will not assert infringement claims against us. If infringement claims are brought against us, there can be no assurance that we will have the financial resources to defend against such claims or prevent an adverse judgment against us. In the event of an unfavorable ruling on any such claim, there can be no assurance that a license or similar agreement to utilize the intellectual property rights in question relied upon by us in the conduct of our business will be available to us on reasonable terms, if at all. The loss of such rights (or the failure by us to obtain similar licenses or agreements) could have a material adverse effect on our business, financial condition and results of operations.

WE HAVE INCURRED LOSSES SINCE INCEPTION AND EXPECT TO INCUR LOSSES FOR THE FORSEEABLE FUTURE. IN ADDITION OUR POOR FINANCIAL CONDITION RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our net operating losses for the three and six months ended February 28, 2010 were $6,749 and $16,361, respectively.  As of February 28, 2010, we only had $170 in cash available to finance our operations and a working capital deficit of $1,970.  Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception.  We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities and recent loans from an officer to satisfy working capital requirements.  We will continue to be dependent upon the proceeds of future private or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy.  There can be no assurance that we will be able to raise the necessary capital to continue operations.

Our ability to continue as a going concern is dependent on our ability to raise funds to finance ongoing operations; however, we may not be able to raise sufficient funds to do so. Our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months.  Because of these factors, an investor cannot determine if and when we will become profitable and therefore runs the risk of losing their investment.

THE COMPANY IS GOVERNED BY MR. ROBERT TIMOTHY, OUR SOLE DIRECTOR, CHIEF EXECUTIVE OFFICER, PRESIDENT, AND SECRETARY, (PRINCIPAL EXECUTIVE OFFICER),  AND, AS SUCH, THERE MAY BE SIGNIFICANT RISK TO THE COMPANY FROM A CORPORATE GOVERNANCE PERSPECTIVE.

Mr. ROBERT TIMOTHY, our Chief Executive Officer, President, Secretary, and Sole Director (Principal Executive Officer), makes decisions such as the approval of related party transactions, the compensation of Executive Officers, and the oversight of the accounting function.  There will be no segregation of executive duties and there may not be effective disclosure and accounting controls to comply with applicable laws and regulations, which could result in fines, penalties and assessments against us.  Accordingly, the inherent controls that arise from the segregation of executive duties may not prevail.  In addition, Mr. Timothy will exercise full control over all matters that typically require the approval of a Board of Directors.  Mr. Timothy’s actions are not subject to the review and approval of a Board of Directors and, as such, there may be significant risk to the Company.

Our Chief Executive Officer, President, Secretary, and Sole Director (Principal Executive Officer), Mr. Timothy, exercises control over all matters requiring shareholder approval including the election of directors and the approval of significant corporate transactions.  We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against the transactions implemented by Mr. Timothy, conflicts of interest and similar matters.

THE COMPANY IS HEAVILY RELIANT ON MR. ROBERT  TIMOTHY,  OUR CHIEF EXECUTIVE OFFICER, PRESIDENT,  SECRETARY,  AND SOLE DIRECTOR (PRINCIPAL EXECUTIVE OFFICER ),  AND, AS SUCH, THE LOSS OF HIS SERVICES COULD HAVE  SIGNIFICANT  MATERIAL ADVERSE EFFECT ON THE COMPANY.

The Company is heavily dependent on the efforts of Mr. Timothy, its Chief Executive Officer, President, Secretary, and Sole Director (Principal Executive Officer).  The loss of his services could have a material adverse effect on the Company.  The Company currently does not maintain key man life insurance on this individual. Mr. Timothy has experience and past expertise in the energy drink business.  There can be no assurance that a suitable replacement could be found for him upon retirement, resignation, inability to act on our behalf, or death.   The company has no plans of entering into an employment agreement with Mr. Timothy.

OUR FUTURE GROWTH MAY REQUIRE RECRUITMMENT OF QUALIFIED EMPLOYEES.

In the event of our future growth in administration, marketing, and customer support functions, we may have to increase the depth and experience of our management team by adding new members. Our future success will depend to a large degree upon the active participation of our key officers and employees. There is no assurance that we will be able to employ qualified persons on acceptable terms. Lack of qualified employees may adversely affect our business development.

WE MAY INCUR SIGNIFICANT COSTS TO BE A PUBLIC COMPANY TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS AND WE MAY NOT BE ABLE TO ABSORB SUCH COSTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business development stage operations.

THE LIMITED PUBLIC COMPANY EXPERIENCE OF OUR MANAGEMENT TEAM COULD ADVERSELY IMPACT OUR ABILITY TO COMPLY WITH THE REPORTING REQUIREMENTS OF U.S. SECURITIES LAWS.

Our management team has limited public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Our senior management has never had sole responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including the establishing and maintaining internal controls over financial reporting.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

Risk Related To Our Capital Stock

WE MAY NEVER PAY ANY DIVIDENDS TO SHAREHOLDERS.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support developmental stage operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common or preferred stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our developmental stage operations, cash flows and financial condition, developmental stage operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

OUR CONTROLLING SECURITY HOLDER MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

Mr. Timothy beneficially owns approximately 60% of our capital stock with voting rights.  In this case, Mr. Timothy will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and they will have significant control over our management and policies. The directors elected by our controlling security holder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other security holders to approve transactions that they may deem to be in their best interest. For example, our controlling security holder will be able to control the sale or other disposition of our developmental stage operating businesses.

OUR ARTICLES OF INCORPORATION PROVIDE FOR INDEMNIFICATION OF OFFICERS AND DIRECTORS AT OUR EXPENSE AND LIMIT THEIR LIABILITY WHICH MAY RESULT IN A MAJOR COST TO US AND HURT THE INTERESTS OF OUR SHAREHOLDERS BECAUSE CORPORATE RESOURCES MAY BE EXPENDED FOR THE BENEFIT OF OFFICERS AND/OR DIRECTORS.

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's written promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933, as amended (the “Securities Act”), and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

THE OFFERING PRICE OF THE COMMON STOCK WAS ARBITRARILY DETERMINED, AND THEREFORE SHOULD NOT BE USED AS AN INDICATOR OF THE FUTURE MARKET PRICE OF THE SECURITIES. THEREFORE, THE OFFERING PRICE BEARS NO RELATIONSHIP TO OUR ACTUAL VALUE, AND MAY MAKE OUR SHARES DIFFICULT TO SELL.

Since our shares are not listed or quoted on any exchange or quotation system, the offering price of $0.001 per share for the shares of common stock was arbitrarily determined. The facts considered in determining the offering price were our financial condition and prospects, no operating history and the general condition of the securities market. The offering price bears no relationship to the book value, assets or earnings of our company or any other recognized criteria of value. The offering price should not be regarded as an indicator of the future market price of the securities.

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST BECAUSE OF THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK AND OUR PREFERRED STOCK.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 100,000,000 shares of capital stock consisting of 90,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes.

OUR COMMON STOCK IS CONSIDERED PENNY STOCKS, WHICH MAY BE SUBJECT TO RESTRICTIONS ON MARKETABILITY, SO YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

THERE IS NO ASSURANCE OF A PUBLIC MARKET OR THAT OUR COMMON STOCK WILL EVER TRADE ON A RECOGNIZED EXCHANGE. THEREFORE, YOU MAY BE UNABLE TO LIQUIDATE YOUR INVESTMENT IN OUR STOCK.

There is no established public trading market for our common stock. Our shares have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents with FINRA, which operates the OTCBB, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

THE FINANCIAL INDUSTRY REGULATORY AUTHORITY (FINRA) SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, which we refer to as FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our common stock and have an adverse effect on the market for shares of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On March 19, 2010 The Financial Industry Regulatory Authority (FINRA) acting in reliance upon the information contained in its filing, cleared Spartan Securities request for an unpriced quotation on the OTC Bulletin Board and Pink Quote for the common stock of Sport Endurance, Inc.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
1	Articles of Incorporation		S-1		1	09/15/09
1	Bylaws		S-1		1	09/15/09
31.1	Certification of Mr. Timothy pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Mr. Timothy pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Mr. Timothy pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT ENDURANCE, INC.

By:

/s/ Robert Timothy
Robert Timothy
President, Chief Executive Officer, Secretary,
Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer,
and Principal Accounting Officer)
Date: April 19, 2010