Form 10-Q
period 2010-05-31
Sport Endurance, Inc.
filed 2010-07-19
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☐   No ☒

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
Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 286,000,000 shares of $0.001 par value common stock outstanding as of July 16, 2010

EXPLANATORY NOTE

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT ENDURANCE, INC. (formerly Cayenne Construction, Inc.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	May 31,	August 31,
	2010	2009
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$3,092	$3,200
Prepaid expenses	1,995	1,800
Total current assets	5,087	5,000

Equipment, net	22,196	25,340

Total assets	$27,283	$30,340

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$649	$-
Accrued interest	93	-
Due to officer	7,415	-
Total current liabilities	8,157	-

Total liabilities	8,157	-

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares
authorized, 2,000,000 shares issued and outstanding	2,000	2,000
Common stock, $0.001 par value, 480,000,000 shares
authorized, 286,000,000 shares issued and outstanding	286,000	286,000
Common stock subscriptions receivable, -0- and 44,900,000 shares
as of as of May 31, 2010 and August 31, 2009, respectively	-	(8,980)
Additional paid-in capital	(107,480)	(107,480)
(Deficit) accumulated during development stage	(161,394)	(141,200)
Total stockholders' equity	19,126	30,340

Total liabilities and stockholders' equity	$27,283	$30,340

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC. (formerly Cayenne Construction, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three		For the nine		January 3, 2001
	months ended		months ended		(inception) to
	May 31,		May 31,		May 31,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	2,785	-	17,050	-	145,250
Depreciation	1,048	-	3,144	-	3,144

Total operating expenses	3,833	-	20,194	-	148,394

Net operating loss	(3,833)	-	(20,194)	-	(148,394)

Offering costs	-	-	-	-	(13,000)

Loss before provision for income taxes	(3,833)	-	(20,194)	-	(161,394)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(3,833)	$-	$(20,194)	$-	$(161,394)

Weighted average number of common shares
outstanding - basic and fully diluted	286,000,000	146,000,000	286,000,000	146,000,000

Net (loss) per share - basic and fully diluted	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC. (formerly Cayenne Construction, Inc.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

					Additional	Common stock	(Deficit) accumulated during	Total
	Preferred stock		Common stock		paid-In	subscriptions	development	stockholders'
	Shares	Amount	Shares	Amount	capital	receivable	stage	equity
Common stock issued to founder at $0.001 per share, of which $500 was paid in cash	-	$-	6,000,000	$6,000	$(4,800)	$-	$-	$1,200

Sale of common stock for cash	-	-	15,000,000	15,000	-	-	-	15,000

Net loss for the year ended August 31, 2001	-	-	-	-	-	-	(16,200)	(16,200)

Balance, August 31, 2001	-	-	21,000,000	21,000	(4,800)	-	(16,200)	-

Issuance of common stock for professional fees	-	-	125,000,000	125,000	-	-	-	125,000

Net loss for the year ended August 31, 2002	-	-	-	-	-	-	(125,000)	(125,000)

Balance, August 31, 2002	-	-	146,000,000	146,000	(4,800)	-	(141,200)	-

Net loss for the year ended August 31, 2003	-	-	-	-	-	-	-	-

Balance, August 31, 2003	-	-	146,000,000	146,000	(4,800)	-	(141,200)	-

Net loss for the year ended August 31, 2004	-	-	-	-	-	-	-	-

Balance, August 31, 2004	-	-	146,000,000	146,000	(4,800)	-	(141,200)	-

Net loss for the year ended August 31, 2005	-	-	-	-	-	-	-	-

Balance, August 31, 2005	-	-	146,000,000	146,000	(4,800)	-	(141,200)	-

Net loss for the year ended August 31, 2006	-	-	-	-	-	-	-	-

Balance, August 31, 2006	-	-	146,000,000	146,000	(4,800)	-	(141,200)	-

Net loss for the year ended August 31, 2007	-	-	-	-	-	-	-	-

Balance, August 31, 2007	-	-	146,000,000	146,000	(4,800)	-	(141,200)	-

Net loss for the year ended August 31, 2008	-	-	-	-	-	-	-	-

Balance, August 31, 2008	-	-	146,000,000	146,000	(4,800)	-	(141,200)	-

Issuance of convertible preferred stock for cash	2,000,000	2,000	-	-	3,000	-	-	5,000

Issuance of founder's shares in exchange for contributed equipment at $0.001 per share	-	-	126,700,000	126,700	(101,360)	-	-	25,340

Common stock subscription receivable issued to founder at $0.001 per share	-	-	44,900,000	44,900	(35,920)	(8,980)	-	-

Previously issued common stock cancelled	-	-	(31,600,000)	(31,600)	31,600	-	-	-

Net loss for the year ended August 31, 2009	-	-	-	-	-	-	-	-

Balance, August 31, 2009	2,000,000	2,000	286,000,000	286,000	(107,480)	(8,980)	(141,200)	30,340

Sale of common stock for cash	-	-	-	-	-	8,980	-	8,980

Net loss for the nine months ended May 31, 2010	-	-	-	-	-	-	(20,194)	(20,194)

Balance, May 31, 2010 (Unaudited)	2,000,000	$2,000	286,000,000	$286,000	$(107,480)	$-	$(161,394)	$19,126

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC. (formerly Cayenne Construction, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine		January 3, 2001
	months ended		(inception) to
	May 31,		May 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(20,194)	$-	$(161,394)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Depreciation	3,144	-	3,144
Shares issued for services	-	-	125,000
Decrease (increase) in assets:
Prepaid expenses	(195)	-	(1,995)
Increase (decrease) in liabilities:
Accounts payable	649	-	649
Accrued interest	93	-	93

Net cash used in operating activities	(16,503)	-	(34,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loans	7,415	-	7,415
Proceeds from sale of common and preferred stock	8,980	-	30,180

Net cash provided by financing activities	16,395	-	37,595

NET CHANGE IN CASH	(108)	-	3,092

CASH AT BEGINNING OF PERIOD	3,200	-	-

CASH AT END OF PERIOD	$3,092	$-	$3,092

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Common stock issued for services	-	-	$125,000
Common stock issued for equipment	-	-	$25,340

The accompanying notes are an integral part of these financial statements.

Sport Endurance, Inc. (formerly Cayenne Construction, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

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

Cash and cash equivalents
We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  As of May 31, 2010 and August 31, 2009, the Company does not have any cash equivalents.

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

Stockholders’ equity
On June 7, 2010, the board of directors approved a five-for-one stock split of the Corporation’s common stock to shareholders of record on June 7, 2010. The shares have not yet been distributed. Stockholders’ equity and common stock activity for all periods presented have been restated to give retroactive recognition to the stock split. In addition, all references in the financial statements, to weighted average number of shares, per share amounts, and market prices of the Company’s common stock have been restated to give retroactive recognition to the stock split.

Sport Endurance, Inc. (formerly Cayenne Construction, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Stock-based compensation
The Company adopted FASB guidance on stock based compensation upon inception at January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock options issued for services and compensation from inception through the period ended as presented, and the only issuance of stock for services from inception through the period presented occurred on February 10, 2002 with the issuance of 125,000,000 shares valued at $125,000.

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

Recently Issued Accounting Pronouncements
In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

Sport Endurance, Inc. (formerly Cayenne Construction, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on September 1, 2010.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on September 1, 2010.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on September 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

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

Sport Endurance, Inc. (formerly Cayenne Construction, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $161,394 and a working capital deficit of $3,070 as of May 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

During the nine months ended May 31, 2010, the Company received loans from the CEO, Robert Timothy, to fund operations in the total amount of $7,415.

On February 10, 2002, the Company issued 125,000,000 shares to the Company President for professional services rendered. The fair value of those shares was $125,000 on the grant date.

On January 10, 2001 the Company issued 6,000,000 shares of common stock to the founder of the Company in exchange for proceeds of $500. Since the par value of the Company’s common stock is the legal minimum value, management recorded compensation for the difference between the amount paid of $500 and the minimum value of $1,200, or $700 in the accompanying statement of operations.

On October 1, 2009, the Company entered into a five year, non-cancellable, commercial and industrial lease with the parents of the Company’s CEO, Robert Timothy, Robert Timothy Sr. and DeVon Timothy, that calls for monthly lease payments of $2,135, including monthly charges of $140 for taxes and insurance. On October 1, 2009 the Company paid a $1,995 deposit. Terms of the lease were amended to defer the commencement of the lease until September 1, 2010.

Note 4 – Due to Officer

During the nine months ended May 31, 2010, the Company received various loans to fund operations in the total amount of $7,415, bearing interest at 10% and due on demand from the Company’s founder and CEO.

The Company has accrued interest of $93 as of May 31, 2010 related to the officer of the Company.

Sport Endurance, Inc. (formerly Cayenne Construction, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 5 – Equipment

Equipment consists of the following:

	May 31,	August 31,
	2010	2009

Computer equipment	$10,000	$10,000
Furniture and fixtures	15,340	15,340
	25,340	25,340
Less accumulated depreciation	(3,144)	-
	$22,196	$25,340

Depreciation expense totaled $3,144 for the nine months ended May 31, 2010 and $-0- for the year ended August 31, 2009.

Note 6 – Stockholders’ Equity

On July 28, 2009, the shareholders of the Company voted to increase the authorized common shares of the Company’s common stock from 30,000,000 authorized shares of common stock to 90,000,000 authorized shares of common stock.  Additionally, the shareholders voted to establish preferred shares of the Company at 10,000,000 authorized shares of preferred stock. As a result of this vote, the Company filed an amendment to its Articles of Incorporation to reflect this change.

On June 7, 2010, the shareholders of the Company voted to increase the authorized common shares of the Company’s common stock from 90,000,000 authorized shares of common stock to 480,000,000 authorized shares of common stock.  Additionally, the shareholders voted to increase the authorized shares of the Company’s preferred stock from 10,000,000 authorized shares to 20,000,000 authorized shares of preferred stock. As a result of this vote, the Company filed an amendment to its Articles of Incorporation to reflect this change.

Forward stock split
On June 7, 2010, the board of directors approved a five-for-one stock split of the Corporation’s common stock to shareholders of record on June 7, 2010. The shares have not yet been distributed. Stockholders’ equity and common stock activity for all periods presented have been restated to give retroactive recognition to the stock split. In addition, all references in the financial statements, to weighted average number of shares, per share amounts, and market prices of the Company’s common stock have been restated to give retroactive recognition to the stock split.

Preferred stock
On August 15, 2009, the Company issued a total of 2,000,000 shares of preferred stock to two individual investors in a private placement under Rule 506 of the Securities Act of 1933 for $5,000 in cash, or $0.0025 per share.

Common stock
On August 20, 2009, the Company issued 44,900,000 founder’s shares of common stock in exchange for a subscription receivable of $8,980. The Company received proceeds of $8,980 during the nine months ended May 31, 2010.

Sport Endurance, Inc. (formerly Cayenne Construction, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

On August 20, 2009, the Company issued 126,700,000 founder’s shares of common stock in exchange for contributed equipment with a cost basis of $25,340. The cost basis approximated the fair market value of the equipment.

On August 20, 2009, the Company cancelled and returned to treasury 31,600,000 shares of common stock previously issued to founders. No consideration was provided and the total par value of $31,600 was recorded as additional paid-in capital.

On February 10, 2002, the Company issued 125,000,000 shares to the Company President for professional services rendered. The fair value of those shares was $125,000 on the grant date.

The Company issued a total of 15,000,000 shares of its $.001 par value common stock during May 2001 in a private placement under Rule 506 of the Securities Act of 1933 for $15,000 in cash, or $0.001 per share to a total of nineteen individual investors. Due to a lack of operations, management believes the purchase price of $0.001 per share is representative of fair value.

On January 10, 2001 the Company issued 6,000,000 shares of common stock to the founder of the Company in exchange for proceeds of $500. Since the par value of the Company’s common stock is the legal minimum value, management recorded compensation for the difference between the amount paid of $500 and the minimum value of $1,200, or $700 in the accompanying statement of operations.

Note 7 – Fair Value of Financial Instruments

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

The following table provides a summary of the fair values of assets and liabilities:

		Fair Value Measurements at May 31, 2010
	Carrying
	Value
	May 31,
	2010	Level 1	Level 2	Level 3
Assets:
Cash	$3,092	$3,092	$-	$-
Equipment, net	22,196	-	-	22,196
Total Assets	$25,288	$3,092	$-	$22,196
Liabilities:
Due to officer	$(7,415)	$-	$-	$(7,415)

Note 8 – Subsequent Events

On June 7, 2010, the CEO, Robert Timothy appointed Ronald Schuuman and Joe Gonzales to serve on the Company’s Board of Directors.

On June 7, 2010, the shareholders of the Company voted to increase the authorized common shares of the Company’s common stock from 90,000,000 authorized shares of common stock to 480,000,000 authorized shares of common stock.  Additionally, the shareholders voted to increase the authorized shares of the Company’s preferred stock from 10,000,000 authorized shares to 20,000,000 authorized shares of preferred stock. As a result of this vote, the Company filed an amendment to its Articles of Incorporation to reflect this change.

Forward stock split
On June 7, 2010, the board of directors approved a five-for-one stock split of the Corporation’s common stock to shareholders of record on June 7, 2010. The shares have not yet been distributed. Stockholders’ equity and common stock activity for all periods presented have been restated to give retroactive recognition to the stock split. In addition, all references in the financial statements, to weighted average number of shares, per share amounts, and market prices of the Company’s common stock have been restated to give retroactive recognition to the stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Sport Endurance, Inc. (“Sport Endurance”) is a Nevada corporation that intends to manufacture and distribute a line of sports energy drinks.  Production and distribution has not yet commenced, as such, the Company is considered to be in the development stage.

For the three months ended May 31, 2010, we had a net loss of $3,833 as compared to a net loss of $-0- for the three months ended May 31, 2009.  Our accumulated deficit as of May 31, 2010 was $161,394.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three and Nine Months Ended May 31, 2010 and 2009

The following table summarizes selected items from the statement of operations for the period ended May 31, 2010 compared to May 31, 2009.

EXPENSES:

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009

General and administrative	$2,785	$-	$17,050	$-
Depreciation	1,048	-	3,144	-

Net operating loss	$3,833	$-	$20,194	$-

The Company had no operations during the three and nine month periods ending May 31, 2009, as such, there were no revenues or expenses.

General and administrative expenses

General and administrative expenses for the three and nine months ended May 31, 2010 were $2,785 and $17,050, respectively.  The increase in our general and administrative expenses consisted of bank fees, stock servicing costs and professional fees attributed to the legal and accounting costs incurred to revive the entity and file our financial reports with the Securities and Exchange Commission (SEC).

Depreciation

Depreciation expenses for the three and nine months ended May 31, 2010 were $1,048 and $3,144, respectively.  The increases are due to the additional depreciation derived from the assets acquired on August 20, 2009.  We anticipate our quarterly depreciation expense to continue to be $1,048 for the near term.

Net operating (loss)

The net operating loss for the three and nine months ended May 31, 2010 was $3,833 and $20,194, respectively.  Our net operating loss consisted primarily of stock servicing costs and professional fees as we revived the entity in anticipation of developing our line of sport energy drinks.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at May 31, 2010 compared to May 31, 2009.

	May 31, 2010	May 31, 2009

Current Assets	$5,087	$-

Current Liabilities	$8,157	$-

Working Capital (Deficit)	$(3,070)	$-

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of May 31, 2010, we had a working capital deficit of $(3,070).  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the nine months ending May 31, 2010 we received $8,980 in proceeds from a private placement of founder’s shares issued during the year ended August 31, 2009.  We also received a total of $7,415 in unsecured loans due on demand, bearing interest at 10%, from our CEO, Robert Timothy.

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

As of May 31, 2010, our cash balance was $3,092. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements.  Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit of $161,394 and a working capital deficit of $3,070 at May 31, 2010, and have reported negative cash flows from operations since inception.  In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of May 31, 2010, we had no employees, other than our non-paid CEO, Robert Timothy.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

Recently Issued Accounting Standards

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on September 1, 2010.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on September 1, 2010.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on September 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

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

We were incorporated in the State of Nevada on January 3, 2001 under the name of Cayenne Construction, Inc.  The Company ceased all development stage operations in 2002, and was dormant from 2002 until July of 2009.  The Company has had no revenues or expenses for this time period. The Company was revived on July 28, 2009 in order to enter into the energy Gel Cap and energy drink market. The Company changed its name to Sport Endurance, Inc. in August 2009.  On August 20, 2009 Robert Timothy acquired controlling interest in Sport Endurance, Inc. Presently we have no revenues and development stage operating losses from inception to May 31, 2010 of $161,394.  We expect to incur further losses for the foreseeable future due to additional costs and expenses related to:

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

●
Software and hardware updates to maintain service and maintain the company office will cost the company at least $3,000.  As a direct sales company continued improvements and upgrade to our systems is required. User features and website content updates are vital to continued visitations by online users. This cost signifies the system modifications. The company intends to allocate these funds with four month of the funds becoming available.

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

●
Manufacturing and packaging of 8 hour Energy Gel Caps - production of 26,584 six-pack cards will cost the company at least $17,000.  We would need $6,300 - manufacturing of 159,504 capsules, $6,100 - packaging into six-pack blister cards, $500 - packaging twelve-pack, six-pack blister cards into a box, and $150 - packaging twelve boxes into a master case. Delivery costs to Salt Lake City, Utah office $3,000 and $950 delivery to customer. The company intends to allocate funds to manufacturing, packaging and shipping only after a purchase order has been delivered to the company. (The company does not have a minimum amount that it must contract for in manufacturing or packaging its product.  The above costs are for the amounts stated.)

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

WE MAY NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.

The development of our services and product will require the commitment of resources to increase the advertising, marketing and future expansion of our business. In addition, expenditures will be required to enable us to conduct existing and planned business research, development of products and associate offices, and marketing of our existing and future services and products. Currently, we have no established bank-financing arrangements and as of May 31, 2010 the company has a working capital deficit of $(3,070).  We would need to seek additional financing through subsequent future private offering of our equity securities, or through strategic partnerships and other arrangements with corporate partners.

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

Our net operating losses for the three and nine months ended May 31, 2010 were $3,833 and $20,194, respectively.  As of May 31, 2010, we only had $3,092 in cash available to finance our operations and a working capital deficit of $(3,070).  Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception.  We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities and recent loans from an officer to satisfy working capital requirements.  We will continue to be dependent upon the proceeds of future private or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy.  There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 500,000,000 shares of capital stock consisting of 480,000,000 shares of common stock, par value $0.001 per share, and 20,000,000 shares of “blank check” preferred stock, par value $0.001 per share.

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

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
1	Articles of Incorporation		S-1		1	09/15/09
1	Bylaws		S-1		1	09/15/09
31	Certification of Mr. Timothy pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Mr. Timothy pursuant to Section 906 of the Sarbanes-Oxley Act	X

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
Date: July 16, 2010