Form 10-K
period 2010-08-31
Sport Endurance, Inc.
filed 2010-12-14
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

Commission File Number: 333-161943

SPORT ENDURANCE, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2754069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1890 South  3850 West, Salt Lake City, Utah 84104
(Address of principal executive offices) (Zip Code)

 (877) 255-9218
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☒

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
Yes ☒     No ☐

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
Yes ☒     No ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of February 28, 2010, was approximately $3,000 based on a share value of $0.001. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 60,200,000 shares of $0.001 par value common stock outstanding as of December 14, 2010.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	Our current deficiency in working capital;
●	Increased competitive pressures from existing competitors and new entrants;
●	Our ability to market our services to new subscribers;
●	Inability to locate additional revenue sources and integrate new revenue sources into our organization;
●	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
●	Changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
●	Consumer acceptance of price plans and bundled offering of our services;
●	Loss of customers or sales weakness;
●	Technological innovations;
●	Inability to efficiently manage our operations;
●	Inability to achieve future sales levels or other operating results;
●	Inability of management to effectively implement our strategies and business plan
●	Key management or other unanticipated personnel changes;
●	The unavailability of funds for capital expenditures; and
●	The other risks and uncertainties detailed in this report.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document.

EXPLANATORY NOTE

Unless otherwise noted, references in this registration statement to "SPORT ENDURANCE, INC.." the "Company," "we," "our" or "us" means SPORT ENDURANCE, INC.

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

PART I

ITEM 1.  BUSINESS

Overview

We were incorporated in the State of Nevada on January 3, 2001 under the name of Cayenne Construction, Inc.  The Company ceased all development stage operations in 2002.  The Company was dormant from 2002 until July of 2009.  The Company has had no revenues or expenses for this time period.

The Company was revived on July 28, 2009 in order to enter into the energy Gel Cap and energy drink market. The Company changed its name to Sport Endurance, Inc. in August 2009.  On August 20, 2009 Robert Timothy acquired controlling interest in Sport Endurance, Inc.

Sport Endurance, Inc. is presently marketing for sale one Soft-Gel capsule (named Sport Endurance 8-hour Energy Soft-Gels).

Sport Endurance has not commenced its major operations of having its one product a soft-gel capsule named Sport Endurance 8-hour Energy Soft-Gels, manufactured by an unaffiliated outside provider (Soft Gel Technologies, Inc. (SGTI) and the Company has not distributed the product to anyone.  The company is presently marketing Sport Endurance 8-hour Energy Soft-Gels in the Salt Lake City, Utah area.  The company will not have any 8-hour Energy Soft-Gels manufactured until the company has sold the product to an end user.  Sport Endurance is considered a development stage company because it has not commenced its major operations. In addition the company has not achieved any revenue in connection with its business to date. As a result we are a startup company, that is, we have no operating history or revenue, and are at a competitive disadvantage.

The competition for and difficulty in selling energy Gel Caps may affect our ability to develop profitable operations in the future.  Companies that are engaged in energy Gel Caps, retail products, include large, established companies with substantial capabilities and long earnings records.

We have no operating history and expect to incur losses for the foreseeable future. Should we continue to incur losses for a significant amount of time, the value of your investment in the common shares could be affected downward, and you could even lose your entire investment.

We have not yet received any revenues from our development stage operations, nor have we otherwise engaged in any business operations. Sport Endurance is a development stage company and in the absence of revenues and operations the Independent Audit Report dated December 14, 2010, cites a going concern. The going concern statement opinion issued by the independent auditors is the result of a lack of operations and working capital.

The company will need to raise capital which concerned the independent auditors because there is insufficient cash for operations for the next twelve months.  We will have to seek other sources of capital.

We established the minimum amount of $ 75,000 that the company will need to raise through debt instruments such as bank loans, or private financing so that operations could start, in order to generate some type of revenue. Presently no other sources have been identified and it is unknown if any other sources will be identified. There is no assurance that the company will be able to obtain any bank loans or private financing.

In 2011 Sport Endurance, Inc. intends to market and distribute quality beverage, snacks and dietary supplements products.

In 2011 the company intends to offer Shocking Great Taste energy drinks in 6 flavors. Mango Cream, Raspberry Cream, Fruit Punch, Tropical, Doo Drop and Cran-Grape. The company intends to offer regular and sugar free versions of Mango Cream.

In January of 2011, Sport Endurance intends to launch sugar free energy shots. The sugar free shots would be offered in 4 flavors, Mango, Tropical, Fruit Punch and Raspberry.

ITEM 1A.  RISK FACTORS

In addition to the other information in this Annual Report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business.

Risks Related to Our Business

WE HAVE NO OPERATING HISTORY AND EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE. SHOULD WE CONTINUE TO INCUR LOSSES FOR A SIGNIFICANT AMOUNT OF TIME, THE VALUE OF YOUR INVESTMENT IN THE COMMON SHARES WILL BE AFFECTED, AND YOU COULD EVEN LOSE YOUR ENTIRE INVESTMENT.

We were incorporated in the State of Nevada on January 3, 2001 under the name of Cayenne Construction, Inc.  The Company ceased all development stage operations in 2002.  The Company was dormant from 2002 until July of 2009.  The Company has had no revenues or expenses for this time period.

The Company was revived on July 28, 2009 in order to enter into the energy Gel Cap and energy drink market. The Company changed its name to Sport Endurance, Inc. in August 2009.  On August 20, 2009 Robert Timothy acquired controlling interest in Sport Endurance, Inc. The company has no operating history from inception to Prospectus date.

Presently we have no revenues and development stage operating loss from inception to August 31, 2010 of $179,621.  We expect to incur further losses for the foreseeable future due to additional costs and expenses related to:

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

●
Software and hardware updates to maintain service and maintain the company office will cost the company at least $3,000.  As a direct sales company continued improvements and upgrade to our systems is required. User features and website content updates are vital to continued visitations by online users. This cost signifies the system modifications. The company intends to allocate these funds with four month of the funds becoming availabe.

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

WE HAVE NO OPERATING HISTORY AND FACE MANY OF THE RISKS AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY A YOUNG COMPANY.

We were incorporated in the State of Nevada on January 3, 2001 under the name of Cayenne Construction, Inc.  The Company ceased all development stage operations in 2002.  The Company was dormant from 2002 until July of 2009.  The Company has had no revenues or expenses for this time period.

The Company was revived on July 28, 2009 and changed its name to Sport Endurance, Inc. in August 2009.  In August 2009 Robert Timothy acquired controlling interest in Sport Endurance, Inc.

We revived the company on July 28, 2009 and began developmental stage operations in August 2009.  We have a no  operating history for investors to evaluate the potential of our business development. We will begin to  market our one product in the Salt Lake City, Utah, area and development our brand name. In addition, we also face many of the risks and difficulties inherent in introducing a new product. These risks include the ability to:

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

WE MAY NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.

The development of our services and product will require the commitment of resources to increase the advertising, marketing and future expansion of our business. In addition, expenditures will be required to enable us to conduct existing and planned business research, development of products and associate offices, and marketing of our existing and future services and products. Currently, we have no established bank-financing arrangements and as of August 31, 2010 the company has $20,249 in working capital deficit.  We would need to seek additional financing through subsequent future private offering of our equity securities, or through strategic partnerships and other arrangements with corporate partners.

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

WE HAVE RECEIVED AN OPINION OF GOING CONCERN FROM OUR AUDITORS.  IF WE DO NOT RECEIVE ADDITIONAL FUNDING, WE WOULD HAVE TO CURTAIL OR CEASE DEVELOPMENT STAGE OPERATIONS.  AN INVESTMENT IN OUR SECURITIES REPRESENTS SIGNIFICANT RISK AND YOU MAY LOSE ALL OR PART YOUR ENTIRE INVESTMENT.

Our independent auditors noted in their report accompanying our financial statements for the period ended August 31, 2010 that we have not made a profit. As of August 31, 2010, we had a cumulative loss of $179,621, They further stated that the uncertainty related to these conditions raised substantial doubt about our ability to continue as a going concern.  At August 31, 2010, our cash was $59.  We do not currently have sufficient capital resources to fund operations.  To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

We will need additional capital to fully implement our business, operating and development plans.  However, additional funding from an alternate source or sources may not be available to us on favorable terms, if at all.  To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing security holder. If we raise money through debt financing or bank loans, we may be required to secure the financing with some or all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations.  If we fail to raise sufficient funds, we would have to curtail or cease operations.

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

ITEM 2.  PROPERTIES

The principal executive office of Sport Endurance, Inc. is located at 1890 South 3850 West, Salt Lake City, Utah 84104. Our telephone number is: (877) 255-9218.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year 2010.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

The Company's Common Stock is currently traded on the National Association of Security Dealers' over-the-counter bulletin board market (OTCBB) under the symbol SENZ.OB. The following table sets forth the high and low bid prices for each quarter within the last fiscal year, beginning with the commencement of our trading in June of 2010. The source of these quotations is the OTCBB Trade Activity Report. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

COMMON STOCK MARKET PRICE
	HIGH		LOW
FISCAL YEAR ENDED AUGUST 31, 2010:
Fourth Quarter		$0.45		$0.15
Third Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
First Quarter	$	N/A	$	N/A

(b) Holders of Common Stock

We are authorized to issue 90,000,000 shares of common stock, $0.001 par value per share. Currently we have 60,200,000 shares of common stock issued and outstanding.  As of August 31, 2010, there were approximately thirty eight (38) shareholders of the Company’s common stock.  As of December 13, 2010, the closing price of the Company’s shares of common stock was $0.01 per share.  Signature Stock Transfer (telephone: (972)-612-4120; facsimile: (972) 612-4122 is the registrar and transfer agent for our common stock.

Each share of common stock shall have one (1) vote per share for all purposes. The holders of a majority of the shares entitled to vote, present in person or represented by proxy, shall constitute a quorum at all meetings of our shareholders. Our common stock does not provide a preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stock holders are not entitled to cumulative voting for election of the board of directors.

Holders of common stock are entitled to receive ratably such dividends as may be declared by the board of directors out of funds legally available therefore as well as any distributions to the security holder. We have never paid cash dividends on our common stock, and do not expect to pay such dividends in the foreseeable future.

In the event of a liquidation, dissolution or winding up of our company, holders of common stock are entitled to share ratably in all of our assets remaining after payment of liabilities. Holders of common stock have no preemptive or other subscription or conversion rights. There are no redemption or sinking fund provisions applicable to the common stock.

(c) Dividends

Sport Endurance, Inc. has never paid dividends on its Common Stock. Sport Endurance, Inc intends to follow a policy of retaining earnings, if any, to finance the growth of the business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at sole discretion of the Board of Directors and will depend on Sport Endurance, Inc profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

The Company has not established any compensation plans to which our securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services.

(e) Recent Sales of Unregistered Securities

Options and Warrants Issued

No options or warrants were issued during the year ended August 31, 2010.

Options and Warrants Cancelled

No options or warrants were cancelled during the year ended August 31, 2010.

Options and Warrants Expired

No options or warrants expired during the year ended August 31, 2010.

Options Exercised

No options were exercised during the year ended August 31, 2010.

The foregoing securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

Not Required

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Outlook

Sport Endurance, Inc. (“Sport Endurance”) is a Nevada corporation that intends to manufacture and distribute a line of sports energy drinks.  Production and distribution has not yet commenced, as such, the Company is considered to be in the development stage.

For the year ended August 31, 2010, we had a net loss of $38,421 as compared to a net loss of $-0- for the year ended August 31, 2009.  Our accumulated deficit as of August 31, 2010 was $179,621.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Years Ended August 31, 2010 and 2009

The following table summarizes selected items from the statement of operations for the year ended August 31, 2010 compared to August 31, 2009.

	For the Years Ended August 31,		Increase / (Decrease)
	2010	2009
General and administrative	$15,486	$-	$15,486
Professional fees	18,500		18,500
Depreciation	4,192	-	4,192
Net Operating (Loss)	(38,178)	-	(38,178)

Total other income (expense)	(243)	-	(243)
Net (Loss)	$(38,421)	$-	$(38,421)

The Company had no operations during the year ending August 31, 2009, as such; there were no revenues or expenses.

General and administrative expenses

General and administrative expenses for the year ended August 31, 2010 were $15,486.  The increase in our general and administrative expenses consisted of bank fees and stock servicing costs attributed to the costs incurred to revive the entity and issue and maintain our shares of preferred and common stock.

Professional fees

Professional fees for the year ended August 31, 2010 were $18,500.  The increase in our professional fees was attributed to the legal and accounting costs incurred to revive the entity and file our financial reports with the Securities and Exchange Commission (SEC).

Depreciation

Depreciation expenses for the year ended August 31, 2010 were $4,192.  The increases are due to the additional depreciation derived from the assets acquired on August 20, 2009.  We anticipate our quarterly depreciation expense to continue to be $1,048 for the near term.

Net operating (loss)

The net operating loss for the year ended August 31, 2010 was $38,178.  Our net operating loss consisted primarily of stock servicing costs and professional fees as we revived the entity in anticipation of developing our line of sport energy drinks.

Liquidity and Capital Resources

The following table summarizes total assets, accumulated deficit, stockholders equity and working capital at August 31, 2010 compared to August 31, 2009.

	August 31, 2010	August 31, 2009

Total Assets	$23,202	$30,340

Accumulated (Deficit)	$(179,621)	$(141,200)

Stockholders’ Equity	$899	$30,340

Working Capital (Deficit)	$(20,249)	$5,000

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of August 31, 2010, we had a working capital deficit of $(20,249).  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the year ending August 31, 2010 we received $8,980 in proceeds from a private placement of founder’s shares issued during the year ended August 31, 2009.  We also received a total of $7,440 in unsecured loans due on demand, bearing interest at 10%, from our CEO, Robert Timothy.

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

As of August 31, 2010, our cash balance was $59. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements.  Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit of $179,621 and a working capital deficit of $20,249 at August 31, 2010, and have reported negative cash flows from operations since inception.  In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of August 31, 2010, we had no employees, other than our non-paid CEO, Robert Timothy.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, became effective for the Company on September 1, 2010.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, became effective for the Company on September 1, 2010.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sport Endurance, Inc.

We have audited the accompanying balance sheets of Sport Endurance, Inc. as of August 31, 2010 and 2009 and the related statements of operations, stockholders' equity, and cash flows for the years then ended and the period from January 3, 2001 (inception) to August 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sport Endurance, Inc., as of August 31, 2010 and 2009, and the results of its operations, stockholders’ equity and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
December 14, 2010

SPORT ENDURANCE, INC. (formerly Cayenne Construction, Inc.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	August 31,	August 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$59	$3,200
Prepaid expenses	1,995	1,800
Total current assets	2,054	5,000

Equipment, net	21,148	25,340

Total assets	$23,202	$30,340

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$14,620	$-
Accrued Interest	243	-
Due to officer	7,440	-
Total current liabilities	22,303	-

Total liabilities	22,303	-

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 and 10,000,000 shares authorized at August 31, 2010 and 2009, respectively, 2,000,000 shares issued and outstanding	2,000	2,000
Common stock, $0.001 par value, 480,000,000 and 90,000,000 shares authorized at August 31, 2010 and 2009, respectively, 57,200,000 shares issued and outstanding	57,200	57,200
Common stock subscriptions receivable, -0- and 8,980,000 shares as of as of August 31, 2010 and 2009, respectively	-	(8,980)
Additional paid-in capital	121,320	121,320
(Deficit) accumulated during development stage	(179,621)	(141,200)
Total stockholders' equity	899	30,340

Total liabilities and stockholders' equity	$23,202	$30,340

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC. (formerly Cayenne Construction, Inc.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the years ended		January 3, 2001
	August 31,		(inception) to
	2010	2009	August 31, 2010

Revenue	$-	$-	$-

Expenses:
General and administrative	15,486	-	18,686
Professional fees	18,500	-	143,500
Depreciation	4,192	-	4,192
Total operating expenses	38,178	-	166,378

Net operating (loss)	(38,178)	-	(166,378)

Other expense:
Interest expense	(243)	-	(243)
Offering costs	-	-	(13,000)
Total other expense	(243)	-	(13,243)

Loss before provision for income taxes	(38,421)	-	(179,621)

Provision for income taxes	-	-	-

Net (loss)	$(38,421)	$-	$(179,621)

Weighted average number of common shares outstanding - basic and fully diluted	57,200,000	29,797,808

Net (loss) per share - basic and fully diluted	$-	$-

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC. (formerly Cayenne Construction, Inc.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

					Additional	Common stock	(Deficit) accumulated during	Total
	Preferred stock		Common stock		paid-In	subscriptions	development	stockholders'
	Shares	Amount	Shares	Amount	capital	receivable	stage	equity

Common stock issued to founder at $0.001 per share, of which $500 was paid in cash	-	$-	1,200,000	$1,200	$-	$-	$-	$1,200

Sale of common stock for cash	-	-	3,000,000	3,000	12,000	-	-	15,000

Net loss for the year ended August 31, 2001	-	-	-	-	-	-	(16,200)	(16,200)

Balance, August 31, 2001	-	-	4,200,000	4,200	12,000	-	(16,200)	-

Issuance of common stock for professional fees	-	-	25,000,000	25,000	100,000	-	-	125,000

Net loss for the year ended August 31, 2002	-	-	-	-	-	-	(125,000)	(125,000)

Balance, August 31, 2002	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2003	-	-	-	-	-	-	-	-

Balance, August 31, 2003	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2004	-	-	-	-	-	-	-	-

Balance, August 31, 2004	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2005	-	-	-	-	-	-	-	-

Balance, August 31, 2005	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2006	-	-	-	-	-	-	-	-

Balance, August 31, 2006	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2007	-	-	-	-	-	-	-	-

Balance, August 31, 2007	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2008	-	-	-	-	-	-	-	-

Balance, August 31, 2008	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Issuance of convertible preferred stock for cash	2,000,000	2,000	-	-	3,000	-	-	5,000

Issuance of founder's shares in exchange for contributed equipment at $0.001 per share	-	-	25,340,000	25,340	-	-	-	25,340

Common stock subscription receivable issued to founder at $0.001 per share	-	-	8,980,000	8,980	-	(8,980)	-	-

Previously issued common stock cancelled	-	-	(6,320,000)	(6,320)	6,320	-	-	-

Net loss for the year ended August 31, 2009	-	-	-	-	-	-	-	-

Balance, August 31, 2009	2,000,000	2,000	57,200,000	57,200	121,320	(8,980)	(141,200)	30,340

Sale of common stock for cash	-	-	-	-	-	8,980	-	8,980

Net loss for the year ended August 31, 2010	-	-	-	-	-		(38,421)	(38,421)

Balance, August 31, 2010	2,000,000	$2,000	57,200,000	$57,200	$121,320	$-	$(179,621)	$899

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC. (formerly Cayenne Construction, Inc.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			January 3, 2001
	For the years ended		(inception) to
	August 31,		August 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(38,421)	$-	$(179,621)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	4,192	-	4,192
Shares issued for services	-	-	125,000
Decrease (increase) in assets:
Prepaid expenses	(195)	-	(1,995)
Increase (decrease) in liabilities:
Accounts payable	14,620	-	14,620
Accrued interest	243	-	243

Net cash used in operating activities	(19,561)	-	(37,561)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Officer loans	7,440	-	7,440
Proceeds from sale of common and preferred stock	8,980	-	30,180

Net cash provided by financing activities	16,420	-	37,620

NET CHANGE IN CASH	(3,141)	-	59

CASH AT BEGINNING OF PERIOD	3,200	-	-

CASH AT END OF PERIOD	$59	$-	$59

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Value of common stock issued for services	-	-	125,000
Value of common stock issued for equipment	-	-	25,340

The accompanying notes are an integral part of these financial statements.

Sport Endurance, Inc. (formerly Cayenne Construction, Inc.)
(A Development Stage Company)
Notes to Financial Statements

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

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company has adopted a fiscal year end of August 31st.

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
Notes to Financial Statements

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

Stock-based compensation
The Company adopted FASB guidance on stock based compensation upon inception at January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock options issued for services and compensation from inception through the period ended as presented, and the only issuance of stock for services from inception through the periods presented occurred on February 10, 2002 with the issuance of 125,000,000 shares valued at $125,000.

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

Forward stock split
On June 7, 2010, the board of directors approved a five-for-one stock split of the Corporation’s common stock to shareholders of record on June 7, 2010. The board of directors subsequently rescinded the stock split prior to the distribution of the shares of common stock. As such, stockholders’ equity and common stock activity for all periods presented have not been restated to give retroactive recognition to the stock split. In addition, all references in the financial statements, to weighted average number of shares, per share amounts, and market prices of the Company’s common stock have been stated without respect to the rescinded stock split.

Uncertain tax positions
Effective January 1, 2009, the Company adopted new standards for accounting for uncertainty in income taxes. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Sport Endurance, Inc. (formerly Cayenne Construction, Inc.)
(A Development Stage Company)
Notes to Financial Statements

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

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on September 1, 2009. The adoption of this standard has not had a material effect on its financial statements.

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
Notes to Financial Statements

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $179,621, and a working capital deficit of $20,249 as of August 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

During the year ended August 31, 2010, the Company received loans from the CEO, Robert Timothy, to fund operations in the total amount of $7,440.

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

Note 4 – Due to Officer

During the year ended August 31, 2010, the Company received various loans to fund operations in the total amount of $7,440, bearing interest at 10% and due on demand from the Company’s founder and CEO.

The Company has accrued interest of $243 as of August 31, 2010 related to the officer of the Company.

Sport Endurance, Inc. (formerly Cayenne Construction, Inc.)
(A Development Stage Company)
Notes to Financial Statements

Note 5 – Equipment

Equipment consists of the following:

	August 31,	August 31,
	2010	2009

Computer equipment	$10,000	$10,000
Furniture and fixtures	15,340	15,340
	25,340	25,340
Less accumulated depreciation	(4,192)	-
	$21,148	$25,340

Depreciation expense totaled $4,192 for the year ended August 31, 2010 and $-0- for the year ended August 31, 2009.

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

Forward stock split
On June 7, 2010, the board of directors approved a five-for-one stock split of the Corporation’s common stock to shareholders of record on June 7, 2010. The board of directors subsequently rescinded the stock split prior to the distribution of the shares of common stock. As such, stockholders’ equity and common stock activity for all periods presented have not been restated to give retroactive recognition to the stock split. In addition, all references in the financial statements, to weighted average number of shares, per share amounts, and market prices of the Company’s common stock have been stated without respect to the rescinded stock split.

Preferred stock
On August 15, 2009, the Company issued a total of 2,000,000 shares of preferred stock to two individual investors in a private placement under Rule 506 of the Securities Act of 1933 for $5,000 in cash, or $0.0025 per share.

Common stock
On August 20, 2009, the Company issued 8,980,000 founder’s shares of common stock in exchange for a subscription receivable of $8,980. The Company received proceeds of $8,980 during the year ended August 31, 2010.

On August 20, 2009, the Company issued 25,340,000 founder’s shares of common stock in exchange for contributed equipment with a cost basis of $25,340. The cost basis approximated the fair market value of the equipment.

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
Notes to Financial Statements

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

The Company doesn’t have any financial instruments that must be measured under the new fair value standard. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis, with the exception of equipment. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

Note 8 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of August 31, 2010, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At August 31, 2010, the Company had approximately $224,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2021.

The components of the Company’s deferred tax asset are as follows:

August 31,
2010
Deferred tax assets:
Net operating loss carry forwards	$224,000

Net deferred tax assets before valuation allowance	$78,400
Less: Valuation allowance	(78,400)
Net deferred tax assets	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at August 31, 2010. The Company had no uncertain tax positions as of August 31, 2010.

Sport Endurance, Inc. (formerly Cayenne Construction, Inc.)
(A Development Stage Company)
Notes to Financial Statements

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

August 31,
2010

Federal and state statutory rate	35%
Change in valuation allowance on deferred tax assets	(35%)

Note 9 – Subsequent Events

On October 12, 2010, one of the preferred stock shareholders converted 1,000,000 shares of preferred stock into 3,000,000 shares of common.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The financial statements included in this Form 10-K have been audited by M & K CPAS PLLC to the extent and for the periods set forth in their report appearing elsewhere herein, and are included in reliance upon such report given upon the authority of said firm as experts in auditing and accounting, we have not, nor has anyone engaged on our behalf, consulted with M&K CPAS, PLLC regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and M&K CPAS, PLLC did not provide either in a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(v) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304 (a)(1)(V) of Regulation S-K.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Our Principal Executive Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive, evaluated the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.
As of August 31, 2010, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees and consultants its accounting policies and procedures.  This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of August 31, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2010 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended August 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our executive officers and directors. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Position	Director Since

Robert Timothy	33	Chief Executive Officer	August 20, 2009
Ronald Schuurman	56	Chief Financial Officer	August 20, 2009

MANAGEMENT BIOGRAPHIES

ROBERT TIMOTHY, CHIEF EXECUTIVE OFFICER, PRESIDENT, SECRETARY, AND DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)

Mr. Robert Timothy, aged 33, is the Chief Executive Officer, President, Secretary, and Director (Principal Executive Officer) of the Company.  He was appointed August 20, 2009.

From March 3, 2007 to August 20, 2009, Mr. Timothy has acted as a Private consultant for Robert Timothy Consulting (RTC). As business consultants, RTC provides specialized marketing consulting services to start-up companies in the convenience store industry. Since 2007, Mr. Timothy has provided marketing support, developing marketing strategies and new product concepts, establishing distribution channels, analyzing branding initiatives for new companies.

Additionally, Mr. Timothy has experience in management and business operations.  From August 12, 1999 to March 3, 2007, Mr. Timothy worked for Fidelity Brokerage Services LLC as a financial planner/Private Access Relationship Manger.  His responsibilities included building strong relationships, developing assets, acquiring new business and servicing Fidelity investments high net worth customers (Private Access Department). Other responsibilities included problem resolution, special projects and engage in discussions around Fidelity’s guidance offerings.

Trading included: stocks, options, mutual funds, precious metals, CD’s, Treasuries, Municipal and Commercial Bonds. Mr. Timothy holds the following Security licenses, Series7 and Series 63.

RONALD SCHUURMAN, CHIEF FINANCIAL OFFICER, TREASURE (PRINCIPAL EXECUTIVE OFFICER)

Mr. Ronald Schuurman, aged 56, is the Chief Financial Officer, Treasure and (Principal Financial Officer and of the Company.  He was appointed on August 20, 2009.

From May 10, 2007 to August 20, 2009 Mr. Ronald Schuurman worked for Robert Timothy Consulting (RTC).  As a business consultant, RTC provides specialized marketing consulting services to start-up companies in the convenience store industry.  Mr. Schuurman provided business consulting to RTC customers as to store management and product selection.
From October 10, 2006, to May 10, 2007 Mr.  Schuurman worked for WINN-DIXIE STORES, INC., located Jacksonville, Florida as a Pricing and Assortment Manager (Category Manager).   He was responsible for product selection, pricing, and developing promotions and overseeing $350 million in annual sales.  He rolled out the price impact stores (Save Rite) 62 stores in 3 states.

Additionally, Mr.  Schuurman worked for SMITHS FOOD & DRUG, Albuquerque, New Mexico from September 5, 1981 to October 10, 2006 where he was a Non Perishable Specialist (supervisor).  He was responsible for 25 stores merchandising and operations for all non perishable departments.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry. Or as an affiliated person, director or employee of an investment company, bank, savings and loan association. Also an insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding, which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, we believe that during the fiscal years ended August 31, 2010 and 2009 our Director and Chief Executive Officer did not comply with all Section 16(a) filing requirements.  Specifically, Mr. Timothy failed to file Form 3 for the year ended August 31, 2009, and Form 4s with respect to the issuance and sale of Common shares for the fiscal years ended August 31, 2010 and 2009.  In addition, an affiliate, Calbridge Capital, LLC, did not comply with all Section 16(a) filing requirements.  Specifically, Calbridge Capital, LLC failed to file Form 3s and 4s with respect to the issuance and sale of common shares for the fiscal year ended August 31, 2009, and Form 4 for the fiscal year ending August 31, 2010.

Audit Committee

We do not have an Audit Committee, our board of directors acted as the Company's Audit Committee during fiscal 2010, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Our board of directors has determined that if we were required to have a financial expert and/or an audit committee, Robert Timothy, our CEO, would be considered an “audit committee financial expert,” as defined by applicable Commission rules and regulations. Based on the definition of “independent” applicable to audit committee members of Nasdaq-traded companies, our board of directors has further determined that Mr. Timothy is not considered to be “independent.”

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are continuously updating our operations and have limited resources with which to establish additional committees of our board of directors.

Compensation Committee

At this time, Mr. Timothy is the only member of the committee and has not needed to perform in this role due to the lack of establishing any compensation. The board of directors intends to add additional members to the compensation committee and expects it to consist solely of independent members.  Until more members are appointed to the compensation committee, our entire board of directors will review all forms of compensation provided to any new executive officers, directors, consultants and employees, including stock compensation and options.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the fiscal years ended August 31, 2010, 2009 and 2008:

Summary Compensation Table
Name and Principal Position (a)	Fiscal Year (b)	Salary (c)	Stock Awards (e)(1)	Option Awards (f)(1)	All Other Compensation	Total Compensation

Robert Timothy, CEO (2)(3)	2010	$-0-	$-0-	$-0-	$-0-	$-0-
	2009	$-0-	$-0-	$-0-	$-0-	$-0-
	2008	$-0-	$-0-	$-0-	$-0-	$-0-

Ronald Schuurman, CFO	2010	$-0-	$-0-	$-0-	$-0-	$-0-
	2009	$-0-	$-0-	$-0-	$-0-	$-0-
	2008	$-0-	$-0-	$-0-	$-0-	$-0-

(1) The amounts in columns (e) and (f) reflect the dollar amount recognized for financial statement reporting purposes for the years ended August 31, 2010 and 2009, in accordance with FASB ASC 718-10-30-2 of awards of stock and stock options and thus include amounts from awards granted in and prior to 2010.  Assumptions used in the calculation of this amount are included in Note 3 of our audited financial statements for the fiscal year ended August 31, 2010 included in Part II, Item 7, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(2) On October 20, 2009 the Company sold 8,980,000 founder’s shares of restricted common stock for $8,980. These shares were sold and, as such, not considered compensation.

(3) On August 20, 2009, the Company issued 25,340,000 shares of our common stock to Robert Timothy in consideration of equipment with a cost basis of $25,340, or $0.001 per share. These shares were exchanged for contributed assets and, as such, not considered compensation.

Employment Agreements

We have not entered into any employment agreements.  Our CEO, Robert Timothy, and our CFO, Ronald Schuurman, have worked without compensation and have no agreements to defer any compensation.

Outstanding Equity Awards at Fiscal Year End

We have no outstanding equity awards, including common stock options.

Director Compensation

The table below summarizes the compensation that we paid to non-employee directors for the year ended August 31, 2010.

Name (a)	Year	Stock Awards ($) (c)	Option Awards ($) (d)	All Other Compensation ($) (g)(1)	Total ($) (h)

Robert Timothy (1)(2)	2010	$-0-	$-0-	$-0-	$-0-
Ronald Schuurman	2010	$-0-	$-0-	$-0-	$-0-

The amounts in columns (c) and (d) reflect the dollar amount recognized for financial statement reporting purposes for the year ended August 31, 2010, in accordance with FASB ASC 718-10-30-2 of awards of stock and stock options and thus include amounts from awards granted in and prior to 2010.  Assumptions used in the calculation of this amount are included in Note 3 of our audited financial statements for the year ended August 31, 2010 included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(1) On October 20, 2009 the Company sold 8,980,000 founder’s shares of restricted common stock for $8,980. These shares were sold and, as such, not considered compensation.

(2) On August 20, 2009, the Company issued 25,340,000 shares of our common stock to Robert Timothy in consideration of equipment with a cost basis of $25,340, or $0.001 per share. These shares were exchanged for contributed assets and, as such, not considered compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the common and preferred stock as of August 31, 2010, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under securities law, a person is considered a “beneficial owner” of a security if that person has or shares power to vote or direct the voting of such security or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has a right to acquire beneficial ownership within 60 days. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person is disclosed in the table below.

This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Name and Address of Beneficial Holder	Shares of Common Stock	Percentage of Common Stock (7)
Robert Timothy, 1890 South 3850 West Salt Lake City, Utah 84104 (1)	34,200,000	59.8%
Ronald Schuurman , 1890 South 3850 West Salt Lake City, Utah 84104 (2)	-0-	0.0%
Calbridge Capital, LLC., Steven Earlman, 3650 Jewel Cave Dr. Las Vegas, Nevada 89122 (3)	1,154,500	2.0%
SLC AIR, INC. Anthony Gallalizeau 2764 Lake Sierra Drive, Suite #111 Las Vegas Nevada (4)	-0-	0.0%
All executive officers and directors as a group. There is one Director and two executive officers in the group	35,354,500	61.8%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended August 31, 2010, the Company received loans from the CEO, Robert Timothy, to fund operations in the total amount of $7,440.

Commencing October 1, 2009 the Company occupies 3,500 square feet of office space located at 1890 South 3850 West in Salt Lake City, State of Utah, 84104. This property is owned by the Companies President Robert Timothy’s mother and father DeVon Timothy and Robert Timothy.

The term of the lease is 60 months, beginning on the first day of September, 2010 and ending on the first day of October, 2015.  This location is now considered the primary location of the Company, rented on a 60 month basis at a rate of $1,995.00 per month. The company believes that the space is suitable to run its business for the next 60 months.

On August 20, 2009, the Company issued 8,980,000 shares of our common stock to Robert Timothy in consideration for $8,980, or $0.001 per share.  The proceeds of $8,980 were received on September 1, 2009.  As a result, a common stock subscription receivable of $8,980 was recognized as of August 31, 2009.

On August 20, 2009, the Company issued 25,340,000 shares of our common stock to Robert Timothy in consideration of equipment with a cost basis of $25,340, or $0.001 per share.  The cost basis approximates the fair market value of the equipment as of August 31, 2009.

As a result of Mr. Timothy’s two stock purchases he became the majority shareholder of the company and was elected the sole Director and the Chief Executive Officer of the Company on August 20, 2009.

On August 17, 2009, Joseph Scarpello sold 21,000,000 shares to Calbridge Capital for $25,000.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for August 31, 2010 and 2009.

	August 31,	August 31,
	2010	2009
Audit fees:
M&K CPAS, PLLC	$7,600	$1,800
Audit-related fees:
M&K CPAS, PLLC	—	—
Tax fees:	—	—
All other fees:	—	—
Total fees paid or accrued to our principal accountant	$7,600	$1,800

We do not have an Audit Committee.  Our board of directors acted as the Company's Audit Committee during the fiscal year ended August 31, 2010, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

ITEM 15.  EXHIBITS.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		S-1		3.1	02/19/10
3.2	Bylaws		S-1		3.2	02/19/10
3.3	Certificate of Designation		S-1		3.2	02/19/10
10.1	Lease of Company property.		S-1		10.1	02/19/10
31.1	Certification of Mr. Timothy pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Mr. Timothy pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORT ENDURANCE, INC.

By:	/s/ Robert Timothy
Robert Timothy Chief Executive Officer Date: December 14, 2010