Form 10-Q
period 2010-11-30
Sport Endurance, Inc.
filed 2011-01-14
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes [X]    No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes [_]    No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 60,200,000 shares of $0.001 par value common stock outstanding as of January 13, 2011.

SPORT ENDURANCE, INC.
FORM 10-Q
Quarterly Period Ended November 30, 2010

		Page

INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	5
	Condensed Balance Sheets as of November 30, 2010 (Unaudited) and August 31, 2010	5
	Condensed Statements of Operations for Three Months ended November 30, 2010 and 2009 and the period from January 3, 2001 (inception) to November 30, 2010 (Unaudited)	6
	Statement of Stockholders’ Equity (Deficit) from January 3, 2001 (inception) to August 31, 2010 and for the three months ended November 30, 2010 (Unaudited)	7
	Condensed Statements of Cash Flows for the Three Months ended November 30, 2010 and 2009 and the period from January 3, 2001 (inception) to November 30, 2010 (Unaudited)	8
	Notes to the Condensed Financial Statements (Unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4T.	Controls and Procedures	19

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

SIGNATURES		21

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	November 30,	August 31,
	2010	2010
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$-	$59
Prepaid expenses	-	1,995
Total current assets	-	2,054

Equipment, net	20,100	21,148

Total assets	$20,100	$23,202

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$16,998	$14,620
Accrued Interest	446	243
Due to related parties	8,445	7,440
Total current liabilities	25,889	22,303

Total liabilities	25,889	22,303

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 20,000,000 shares authorized
1,000,000 and 2,000,000 shares issued and outstanding
at November 30, 2010 and August 31, 2010, respectively	1,000	2,000
Common stock, $0.001 par value, 480,000,000 shares authorized,
60,200,000 and 57,200,000 shares issued and outstanding
at November 30, 2010 and August 31, 2010, respectively	60,200	57,200
Additional paid-in capital	119,320	121,320
(Deficit) accumulated during development stage	(186,309)	(179,621)
Total stockholders' equity (deficit)	(5,789)	899

Total liabilities and stockholders' equity (deficit)	$20,100	$23,202

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		January 3, 2001
	November 30,		(inception) to
	2010	2009	November 30, 2010

Revenue	$-	$-	$-

Expenses:
General and administrative	2,437	1,112	21,123
Professional fees	3,000	8,500	146,500
Depreciation	1,048	-	5,240
Total operating expenses	6,485	9,612	172,863

Net operating (loss)	(6,485)	(9,612)	(172,863)

Other expense:
Interest expense	(203)	-	(446)
Offering costs	-	-	(13,000)
Total other expense	(203)	-	(13,446)

Loss before provision for income taxes	(6,688)	(9,612)	(186,309)

Provision for income taxes	-	-	-

Net (loss)	$(6,688)	$(9,612)	$(186,309)

Weighted average number of common shares
outstanding - basic and fully diluted	58,815,385	57,200,000

Net (loss) per share - basic and fully diluted	$-	$-

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Additional	Common stock	(Deficit) accumulated during	Total
	Preferred stock		Common stock		paid-In	subscriptions	development	stockholders'
	Shares	Amount	Shares	Amount	capital	receivable	stage	equity (deficit)
Common stock issued to founder at $0.001 per share, of which $500 was paid in cash	-	$-	1,200,000	$1,200	$-	$-	$-	$1,200

Sale of common stock for cash	-	-	3,000,000	3,000	12,000	-	-	15,000

Net loss for the year ended August 31, 2001	-	-	-	-	-	-	(16,200)	(16,200)

Balance, August 31, 2001	-	-	4,200,000	4,200	12,000	-	(16,200)	-

Issuance of common stock for professional fees	-	-	25,000,000	25,000	100,000	-	-	125,000

Net loss for the year ended August 31, 2002	-	-	-	-	-	-	(125,000)	(125,000)

Balance, August 31, 2002	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2003	-	-	-	-	-	-	-	-

Balance, August 31, 2003	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2004	-	-	-	-	-	-	-	-

Balance, August 31, 2004	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2005	-	-	-	-	-	-	-	-

Balance, August 31, 2005	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2006	-	-	-	-	-	-	-	-

Balance, August 31, 2006	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2007	-	-	-	-	-	-	-	-

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

				Additional	Common stock	(Deficit) accumulated during	Total
Preferred stock		Common stock		paid-In	subscriptions	development	stockholders'
Shares	Amount	Shares	Amount	capital	receivable	stage	equity (deficit)

Balance, August 31, 2007	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2008	-	-	-	-	-	-	-	-

Balance, August 31, 2008	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Issuance of convertible preferred stock for cash	2,000,000	2,000	-	-	3,000	-	-	5,000

Issuance of founder's shares in exchange for contributed equipment at $0.001 per share	-	-	25,340,000	25,340	-	-	-	25,340

Common stock subscription receivable issued to founder at $0.001 per share	-	-	8,980,000	8,980	-	(8,980)	-	-

Previously issued common stock cancelled	-	-	(6,320,000)	(6,320)	6,320	-	-	-

Net loss for the year ended August 31, 2009	-	-	-	-	-	-	-	-

Balance, August 31, 2009	2,000,000	2,000	57,200,000	57,200	121,320	(8,980)	(141,200)	30,340

Sale of common stock for cash	-	-	-	-	-	8,980	-	8,980

Net loss for the year ended August 31, 2010	-	-	-	-	-		(38,421)	(38,421)

Balance, August 31, 2010	2,000,000	2,000	57,200,000	57,200	121,320	-	(179,621)	899

Conversion of preferred stock into common, 3:1	(1,000,000)	(1,000)	3,000,000	3,000	(2,000)	-	-	-

Net loss for the three months ended November 30, 2010	-	-	-	-	-	-	(6,688)	(6,688)

Balance, November 30, 2010 (Unaudited)	1,000,000	$1,000	60,200,000	$60,200	$119,320	$-	$(186,309)	$(5,789)

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			January 3, 2001
	For the three months ended		(inception) to
	November 30,		November 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(6,688)	$(9,612)	$(186,309)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	1,048	1,048	5,240
Shares issued for services	-	-	125,000
Decrease (increase) in assets:
Prepaid expenses	1,995	(195)	-
Increase (decrease) in liabilities:
Accounts payable	2,378	-	16,998
Accrued interest	203	-	446

Net cash used in operating activities	(1,064)	(8,759)	(38,625)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans, net	1,005	-	8,445
Proceeds from sale of common and preferred stock	-	5,795	30,180

Net cash provided by financing activities	1,005	5,795	38,625

NET CHANGE IN CASH	(59)	(2,964)	-

CASH AT BEGINNING OF PERIOD	59	3,200	-

CASH AT END OF PERIOD	$-	$236	$-

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Value of common stock issued for services	-	-	125,000
Value of common stock issued for equipment	-	-	25,340

See accompanying notes to these financial statements.

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

Basis of presentation
The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 2011. It is suggested that these interim condensed financial statements be read in conjunction with the form 10-K.

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

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard became effective for the Company on September 1, 2010. The adoption of this standard did not have a material impact on our financial statements

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard became effective for the Company on September 1, 2010. The adoption of this standard did not have a material impact on our financial statements

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard became effective for the Company on September 1, 2010. The adoption of this standard did not have a material impact on our financial statements

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $186,309, and a working capital deficit of $25,889 as of November 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

On October 7, 2010 and October 15, 2010, the Company received loans of $1,500, for total proceeds of $3,000, from a major shareholder, BK Financial Inc., to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 10% was $3,000 at November 30, 2010. Accrued interest of $42 was outstanding as of November 30, 2010.

From time to time the Company has received loans from the former CEO, Robert Timothy, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 10% was $5,445 and $7,415 at November 30, 2010 and August 31, 2010, respectively. Accrued interest of $404 and $243 was outstanding as of November 30, 2010 and August 31, 2010, respectively. On November 30, 2010, $1,995 was repaid to Mr. Timothy.

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

On October 1, 2009, the Company entered into a five year, non-cancellable, commercial and industrial lease with the parents of the Company’s CEO, Robert Timothy, Robert Timothy Sr. and DeVon Timothy, that calls for monthly lease payments of $2,135, including monthly charges of $140 for taxes and insurance. On October 1, 2009 the Company paid a $1,995 deposit. The lease never commenced and was cancelled on December 15, 2010 with Robert Timothy’s resignation as CEO, and the deposit was returned to the lessor.

Note 4 – Due to Related Parties

On October 7, 2010 and October 15, 2010, the Company received loans of $1,500, for total proceeds of $3,000, from a major shareholder, BK Financial Inc., to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 10% was $3,000 at November 30, 2010. Accrued interest of $42 was outstanding as of November 30, 2010.

From time to time the Company has received loans from the former CEO, Robert Timothy, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 10% was $5,445 and $7,415 at November 30, 2010 and August 31, 2010, respectively. Accrued interest of $404 and $243 was outstanding as of November 30, 2010 and August 31, 2010, respectively. On November 30, 2010, $1,995 was repaid to Mr. Timothy.

Total amounts due to related parties were $8,445 and $7,440 at November 30, 2010 and August 31, 2010, respectively.

The Company has accrued interest of $446 and $243 to related parties as of November 30, 2010 and August 31, 2010, respectively.

Note 5 – Equipment

Equipment consists of the following:

	November 30,	August 31,
	2010	2010

Computer equipment	$10,000	$10,000
Furniture and fixtures	15,340	15,340
	25,340	25,340
Less accumulated depreciation	(5,240)	(4,192)
	$20,100	$21,148

Depreciation expense totaled $1,048 and $1,048 for the three months ended November 30, 2010 and 2009, respectively.

Note 6 – Stockholders’ Equity

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

On October 12, 2010, a preferred stock shareholder elected to convert 1,000,000 shares of preferred stock in exchange for 3,000,000 shares of common stock.

Common stock
As noted above, on October 12, 2010, a preferred stock shareholder elected to convert 1,000,000 shares of preferred stock in exchange for 3,000,000 shares of common stock.

On August 20, 2009, the Company issued 8,980,000 founder’s shares of common stock in exchange for a subscription receivable of $8,980. The Company received total proceeds of $8,980 at various dates between September 15, 2009 and May 13, 2010.

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

Note 7 – Subsequent Events

On January 7, 2011, the Company received an unsecured loan of $7,000, due on demand, bearing interest at 10%, from a major shareholder, BK Financial Inc., to fund operations.

Board of director resignation
On December 15, 2010, the former CEO, Robert Timothy, resigned as from the Board of Directors and his position as CEO, and appointed Gerald Rick as the Chairman of the Board of Directors and CEO.

On December 30, 2010, the Board of Directors dismissed Ronald Schuurman as Secretary and Treasurer and appointed Vincent Kelly to the Board and positions of Secretary and Treasurer.

On December 31, 2010, the Board of Directors appointed James Hughes to the Board of Directors.

In accordance with ASC 855-10, all subsequent events have been reported through the filing date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Sport Endurance, Inc. (“Sport Endurance”) is a Nevada corporation that intends to manufacture and distribute a line of sports energy drinks.  Production and distribution has not yet commenced, as such, the Company is considered to be in the development stage.

For the three months ended November 30, 2010, we had a net loss of $6,688 as compared to a net loss of $9,612 for the three months ended November 30, 2009.  Our accumulated deficit as of November 30, 2010 was $186,309.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended November 30, 2010 and 2009

The following table summarizes selected items from the statement of operations for the period ended November 30, 2010 compared to November 30, 2009.

EXPENSES:

	For the three months ended
	November 30,
	2010	2009

Expenses:
General and administrative	$2,437	$1,112
Professional fees	3,000	8,500
Depreciation	1,048	-
Total operating expenses	6,485	9,612

Net operating (loss)	(6,485)	(9,612)

Interest expense:	(203)	-

Net (loss)	$(6,688)	$(9,612)

Revenues

The Company had no revenues during the three month periods ending November 30, 2010 and 2009.

General and administrative expenses

General and administrative expenses were $2,437 for the three months ended November 30, 2010 compared to $1,112 for the three months ended November 30, 2009, an increase of $1,325 or approximately 119%. The increase in general and administrative expense for the three months ended November 30, 2010 compared to 2009 was due primarily to increased stock servicing costs related to maintaining our stock issuances to shareholders that was not necessary in the same period in 2009.

Professional fees

Professional fees were $3,000 for the three months ended November 30, 2010 compared to $8,500 for the three months ended November 30, 2009, a decrease of $5,500 or approximately 65%. The decrease in professional fees for the three months ended November 30, 2010 compared to 2009 was due primarily to decreased legal fees attributed to our filing Forms S-1 and S-1/A during the three months ended, November 30, 2009 that was not necessary in the same period in 2010.

Depreciation

Depreciation for the three months ended November 30, 2010 were $1,048 compared to $-0- for the three months ended November 30, 2009, an increase of $1,048 or approximately 100%.  The increase is due to the recognition of depreciation on assets that weren’t placed in service prior to the three months ended November 30, 2009.  We anticipate our quarterly depreciation expense to continue to be $1,048 for the near term.

Net operating (loss)

The net operating loss for the three months ended November 30, 2010 was $6,485 compared to $9,612 for the three months ended November 30, 2009, a decrease of $3,127 or approximately 33%.  Our net operating loss consisted primarily of stock servicing costs and professional fees as we created the entity and pursued financing in anticipation of developing our line of sport energy drinks.

Interest expense

Interest expense for the three months ended November 30, 2010 was $203 compared to $-0- for the three months ended November 30, 2009, an increase of $203 or approximately 100%.  Our increased interest expense was due to interest on loans from related parties that were not outstanding during the comparable previous period.

Net (loss)

The net loss for the three months ended November 30, 2010 was $6,688 compared to $9,612 for the three months ended November 30, 2009, a decrease of $2,924 or approximately 30%.  Our net operating loss consisted primarily of stock servicing costs and professional fees as we created the entity and pursued financing in anticipation of developing our line of sport energy drinks.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at November 30, 2010 compared to November 30, 2009.

	November 30, 2010	November 30, 2009

Current Assets	$-	$2,054

Current Liabilities	$25,889	$22,303

Working Capital (Deficit)	$(25,889)	$(20,249)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of November 30, 2010, we had a working capital deficit of $(25,889).  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the three months ending November 30, 2010 we did not receive any proceeds from private placements.  During three months ended November 30, 2010, we received a total of $3,000 in unsecured loans due on demand, bearing interest at 10%, from related parties. There is no guarantee that the related parties will be willing to commit any further loans to the Company at this time.

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

As of November 30, 2010, our cash balance was $-0-. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements.  Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit of $186,309 and a working capital deficit of $25,889 at November 30, 2010, and have reported negative cash flows from operations since inception.  In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of November 30, 2010, we had no employees, other than our non-paid CEO, Robert Timothy that resigned and was replaced by Gerald Ricks on December 15, 2010.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard became effective for the Company on September 1, 2010. The adoption of this standard did not have a material impact on our financial statements

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard became effective for the Company on September 1, 2010. The adoption of this standard did not have a material impact on our financial statements

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard became effective for the Company on September 1, 2010. The adoption of this standard did not have a material impact on our financial statements

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Gerald Ricks, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Mr. Ricks concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

•	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;
•	All of our financial reporting is carried out by our financial consultant;
•	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

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

Item 1A. Risk Factors.

There has been no change in the Company’s risk factors since the Company’s Annual Report on Form 10-K filed with the SEC on December 14, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification of Mr. Ricks pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Mr. Ricks pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT ENDURANCE, INC.

By:

/s/ Gerald Ricks
Gerald Ricks
President, Chief Executive Officer,
Director
(Principal Executive Officer, Principal Financial Officer,
and Principal Accounting Officer)
Date: January 14, 2011