Form 10-Q
period 2011-02-28
Sport Endurance, Inc.
filed 2011-04-14
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

or

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 60,200,000 shares of $0.001 par value common stock outstanding as of April 13, 2011.

SPORT ENDURANCE, INC.
FORM 10-Q
Quarterly Period Ended February 28, 2011

		Page
INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Balance Sheets as of February 28, 2011 (Unaudited) and August 31, 2010	4
	Condensed Statements of Operations for Three and Six Months ended February 28, 2011 and 2010 and the period from January 3, 2001 (inception) to February 28, 2011 (Unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from January 3, 2001 (inception) to August 31, 2010 and for the six months ended February 28, 2011 (Unaudited)	6
	Condensed Statements of Cash Flows for the Six Months ended February 28, 2011 and 2010and the period from January 3, 2001 (inception) to February 28, 2011(Unaudited)	8
	Notes to the Condensed Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4T.	Controls and Procedures	19

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 5.	Other Information	20
Item 6.	Exhibits	21

SIGNATURES		22

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	February 28,	August 31,
	2011	2010
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$205	$59
Prepaid expenses	-	1,995
Total current assets	205	2,054

Equipment, net	19,052	21,148

Total assets	$19,257	$23,202

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$19,925	$14,620
Accrued Interest	759	243
Due to related parties	16,585	7,440
Total current liabilities	37,269	22,303

Total liabilities	37,269	22,303

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 20,000,000 shares authorized 1,000,000 and 2,000,000 shares issued and outstanding at February 28, 2011 and August 31, 2010, respectively	1,000	2,000
Common stock, $0.001 par value, 480,000,000 shares authorized, 60,200,000 and 57,200,000 shares issued and outstanding at February 28, 2011 and August 31, 2010, respectively	60,200	57,200
Additional paid-in capital	119,320	121,320
(Deficit) accumulated during development stage	(198,532)	(179,621)
Total stockholders' equity (deficit)	(18,012)	899

Total liabilities and stockholders' equity (deficit)	$19,257	$23,202

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended		January 3, 2001
	February 28,		February 28,		(inception) to
	2011	2010	2011	2010	February 28, 2011

Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative	4,137	2,201	6,574	2,265	25,260
Professional fees	6,725	3,500	9,725	12,000	153,225
Depreciation	1,048	1,048	2,096	2,096	6,288
Total operating expenses	11,910	6,749	18,395	16,361	184,773

Net operating (loss)	(11,910)	(6,749)	(18,395)	(16,361)	(184,773)

Other expense:
Interest expense	(313)	-	(516)	-	(759)
Offering costs	-	-	-	-	(13,000)
Total other expense	(313)	-	(516)	-	(13,759)

Loss before provision for income taxes	(12,223)	(6,749)	(18,911)	(16,361)	(198,532)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(12,223)	$(6,749)	$(18,911)	$(16,361)	$(198,532)

Weighted average number of common shares outstanding - basic and fully diluted	60,200,000	57,200,000	59,303,867	57,200,000

Net (loss) per share - basic and fully diluted	$-	$-	$-	$-

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Additional	Common stock	(Deficit) accumulated during	Total
	Preferred stock		Common stock		paid-In	subscriptions	development	stockholders'
	Shares	Amount	Shares	Amount	capital	receivable	stage	equity (deficit)
Common stock issued to founder at $0.001 per share, of which $500 was paid in cash	-	$-	1,200,000	$1,200	$-	$-	$-	$1,200

Sale of common stock for cash	-	-	3,000,000	3,000	12,000	-	-	15,000

Net loss for the year ended August 31, 2001	-	-	-	-	-	-	(16,200)	(16,200)

Balance, August 31, 2001	-	-	4,200,000	4,200	12,000	-	(16,200)	-

Issuance of common stock for professional fees	-	-	25,000,000	25,000	100,000	-	-	125,000

Net loss for the year ended August 31, 2002	-	-	-	-	-	-	(125,000)	(125,000)

Balance, August 31, 2002	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2003	-	-	-	-	-	-	-	-

Balance, August 31, 2003	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2004	-	-	-	-	-	-	-	-

Balance, August 31, 2004	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2005	-	-	-	-	-	-	-	-

Balance, August 31, 2005	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2006	-	-	-	-	-	-	-	-

Balance, August 31, 2006	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2007	-	-	-	-	-	-	-	-

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

				Additional	Common stock	(Deficit) accumulated during	Total
Preferred stock		Common stock		paid-In	subscriptions	development	stockholders'
Shares	Amount	Shares	Amount	capital	receivable	stage	equity (deficit)

Balance, August 31, 2007	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2008	-	-	-	-	-	-	-	-

Balance, August 31, 2008	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Issuance of convertible preferred stock for cash	2,000,000	2,000	-	-	3,000	-	-	5,000

Issuance of founder's shares in exchange for contributed equipment at $0.001 per share	-	-	25,340,000	25,340	-	-	-	25,340

Common stock subscription receivable issued to founder at $0.001 per share	-	-	8,980,000	8,980	-	(8,980)	-	-

Previously issued common stock cancelled	-	-	(6,320,000)	(6,320)	6,320	-	-	-

Net loss for the year ended August 31, 2009	-	-	-	-	-	-	-	-

Balance, August 31, 2009	2,000,000	2,000	57,200,000	57,200	121,320	(8,980)	(141,200)	30,340

Sale of common stock for cash	-	-	-	-	-	8,980	-	8,980

Net loss for the year ended August 31, 2010	-	-	-	-	-		(38,421)	(38,421)

Balance, August 31, 2010	2,000,000	2,000	57,200,000	57,200	121,320	-	(179,621)	899

Conversion of preferred stock into common, 3:1	(1,000,000)	(1,000)	3,000,000	3,000	(2,000)	-	-	-

Net loss for the six months ended February 28, 2011	-	-	-	-	-	-	(18,911)	(18,911)

Balance, February 28, 2011 (Unaudited)	1,000,000	$1,000	60,200,000	$60,200	$119,320	$-	$(198,532)	$(18,012)

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			January 3, 2001
	For the six months ended		(inception) to
	February 28,		February 28,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(18,911)	$(16,361)	$(198,532)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	2,096	2,096	6,288
Shares issued for services	-	-	125,000
Decrease (increase) in assets:
Prepaid expenses	1,995	(195)	-
Increase (decrease) in liabilities:
Accounts payable	5,305	4,135	19,925
Accrued interest	516	-	759

Net cash used in operating activities	(8,999)	(10,325)	(46,560)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans, net of repayments	9,145	-	16,585
Proceeds from sale of common and preferred stock	-	7,295	30,180

Net cash provided by financing activities	9,145	7,295	46,765

NET CHANGE IN CASH	146	(3,030)	205

CASH AT BEGINNING OF PERIOD	59	3,200	-

CASH AT END OF PERIOD	$205	$170	$205

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Value of common stock issued for services	$-	$-	$125,000
Value of common stock issued for equipment	$-	$-	$25,340

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

Recently Issued Accounting Pronouncements
In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes become effective for the Company beginning January 1, 2011. The Company’s adoption of this update did not have an impact on the Company’s financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes become effective for the Company beginning January 1, 2011. The adoption of this ASU did not have a material impact on our financial statements.

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

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

In April 2010, the FASB issued ASU 2010-13, "Compensation—Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force)" (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The Company’s adoption of this update did not have an impact on the Company’s financial condition or results of operations.

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

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard became effective for the Company on September 1, 2010. The adoption of this standard did not have a material impact on our financial statements

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard became effective for the Company on September 1, 2010. The adoption of this standard did not have a material impact on our financial statements

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard became effective for the Company on September 1, 2010. The adoption of this standard did not have a material impact on our financial statements.

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $198,532, and a working capital deficit of $37,064 as of February 28, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

On December 15, 2010, the former CEO, Robert Timothy, resigned as from the Board of Directors and his position as CEO, and appointed Gerald Ricks as the Chairman of the Board of Directors and CEO.

On December 30, 2010, the Board of Directors dismissed Ronald Schuurman as Secretary and Treasurer and appointed Vincent Kelly to the Board and positions of Secretary and Treasurer.

On December 31, 2010, the Board of Directors appointed James Hughes to the Board of Directors.

On January 7, 2011, the Company received an unsecured loan of $7,000, due on demand, bearing interest at 10%, from a major shareholder, Bryan K. Hawker, to fund operations.

On December 15, 2010, the Company received an unsecured loan of $1,140, due on demand, bearing interest at 10%, from a major shareholder, Bryan K. Hawker, to fund operations.

On October 7, 2010 and October 15, 2010, the Company received loans of $1,500, for total proceeds of $3,000, from a major shareholder, Bryan K. Hawker, to fund operations.

From time to time the Company has received loans from the former CEO, Robert Timothy, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 10% was $5,445 and $7,415 at February 28, 2011 and August 31, 2010, respectively. Accrued interest of $540 and $243 was outstanding as of February 28, 2011 and August 31, 2010, respectively.

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

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

On January 10, 2001 the Company issued 1,200,000 shares of common stock to the founder of the Company in exchange for proceeds of $500. Since the par value of the Company’s common stock is the legal minimum value, management recorded compensation for the difference between the amount paid of $500 and the minimum value of $1,200, or $700 in the accompanying statement of operations.

Note 4 – Due to Related Parties

From time to time the Company has received loans from a major shareholder, Bryan K. Hawker, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 10% was $11,140 and $-0- at February 28, 2011 and August 31, 2010, respectively. Accrued interest of $219 and $-0- was outstanding as of February 28, 2011 and August 31, 2010, respectively.

From time to time the Company has received loans from the former CEO, Robert Timothy, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 10% was $5,445 and $7,415 at February 28, 2011 and August 31, 2010, respectively. Accrued interest of $540 and $243 was outstanding as of February 28, 2011 and August 31, 2010, respectively.

Total amounts due to related parties were $16,585 and $7,440 at February 28, 2011 and August 31, 2010, respectively.

The Company has accrued interest of $759 and $243 to related parties as of February 28, 2011 and August 31, 2010, respectively.

Note 5 – Equipment

Equipment consists of the following:

	February 28,	August 31,
	2011	2010

Computer equipment	$10,000	$10,000
Furniture and fixtures	15,340	15,340
	25,340	25,340
Less accumulated depreciation	(6,288)	(4,192)
	$19,052	$21,148

Depreciation expense totaled $2,096 and $2,096 for the six months ended February 28, 2011 and 2010, respectively.

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

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

On October 12, 2010, a preferred stock shareholder elected to convert 1,000,000 shares of preferred stock in exchange for 3,000,000 shares of common stock.

Common stock
As noted above, on October 12, 2010, a preferred stock shareholder elected to convert 1,000,000 shares of preferred stock in exchange for 3,000,000 shares of common stock.

On August 20, 2009, the Company issued 8,980,000 founder’s shares of common stock in exchange for a subscription receivable of $8,980. The Company received proceeds of $8,980 at various dates between September 15, 2009 and May 13, 2010.

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

Note 7 – Subsequent Events

On April 8, 2011, the Company received an unsecured loan of $2,500, due on demand, bearing interest at 10%, from the Company’s CEO, Gerald Ricks.

On March 31, 2011, the Company received an unsecured loan of $2,500, due on demand, bearing interest at 10%, from the Company’s CEO, Gerald Ricks.

In accordance with ASC 855-10, all subsequent events have been reported through the filing date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Sport Endurance, Inc.(“Sport Endurance”) is a Nevada corporation that intends to manufacture and distribute a line of sports energy drinks.  Production and distribution has not yet commenced, as such, the Company is considered to be in the development stage.

For the three months ended February 28, 2011, we had a net loss of $12,223 as compared to a net loss of $6,749 for the three months ended February 28, 2010.  Our accumulated deficit as of February 28, 2011 was $198,532.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended February 28, 2011 and 2010

The following table summarizes selected items from the statement of operations for thethree month period ended February 28, 2011 compared to February 28, 2010.

EXPENSES:
	For the Three Months Ended
	February 28,		Increase /
	2011	2010	(Decrease)
General and administrative	$4,137	$2,201	$1,936
Professional fees	6,725	3,500	3,225
Depreciation	1,048	1,048	-
Total Operating Expenses	11,910	6,749	5,161

Net Operating (Loss)	(11,910)	(6,749)	5,161

Interest expense	(313)	-	313

Net (Loss)	$(12,223)	$(6,749)	$5,474

Revenues

The Company had no revenues during the three month periods ending February 28, 2011 and 2010.

General and administrative expenses

General and administrative expenses were $4,137 for the three months ended February 28, 2011 compared to $2,201 for the three months ended February 28, 2010, anincrease of $1,936 or approximately 88%. The increase in general and administrative expense for the three months ended February 28, 2011 compared to 2010 was due primarily toincreased stock servicing costs related to maintaining our stock issuances to shareholders that was not necessary in the same period in 2010.

Professional fees

Professional fees were $6,725 for the three months ended February 28, 2011 compared to $3,500 for the three months ended February 28, 2010, anincrease of $3,225 or approximately 92%. The increase in professional fees for the three months ended February 28, 2011 compared to 2010 was due primarily toincreasedlegal fees attributed to our filing Form 10Q during the three months ended, February 28, 2011 that was not necessary in the same period in 2010.

Depreciation

Depreciation for the three months ended February 28, 2011 were $1,048 compared to $1,048 for the three months ended February 28, 2010.  We anticipate our quarterly depreciation expense to continue to be $1,048 for the near term.

Net operating (loss)

The net operating loss for the three months endedFebruary 28, 2011 was $11,910compared to $6,749 for the three months ended February 28, 2010, anincrease of $5,161 or approximately 77%, due primarily to increased legal costs during the three months ended February 28, 2011 that were not incurred during the same period in 2010.  Our net operating loss consisted primarily of stock servicing costs and professional fees as we revived the entity and pursued financing in anticipation of developing our line of sport energy drinks.

Interest expense

Interest expense for the three months endedFebruary 28, 2011 was $313 compared to $-0- for the three months ended February 28, 2010, an increase of $313 or approximately 100%.  Our increasedinterest expensewas due to interest on loans from related parties that were not outstanding during the comparable previous period.

Net (loss)

The net loss for the three months ended February 28, 2011 was $12,223 compared to $6,749 for the three months ended February 28, 2010, anincrease of $6,749 or approximately 81%.  Our net operating loss increased primarily as a result of stock servicing costs and professional fees related to maintaining our public entity that were not necessary in the comparative period in 2010.

Results of Operations for the Six Months Ended February 28, 2011 and 2010

The following table summarizes selected items from the statement of operations for the six month period ended February 28, 2011 compared to February 28, 2010.

EXPENSES:
	For the Six Months Ended
	February 28,		Increase /
	2011	2010	(Decrease)
General and administrative	$6,574	$2,265	$4,309
Professional fees	9,725	12,000	(2,275)
Depreciation	2,096	2,096	-
Total Operating Expenses	18,395	16,361	2,034

Net Operating (Loss)	(18,395)	(16,361)	2,034

Interest expense	(516)	-	516

Net (Loss)	$(18,911)	$(16,361)	$2,550

Revenues

The Company had no revenues during the six month periods ending February 28, 2011 and 2010.

General and administrative expenses

General and administrative expenses were $6,574 for the six months ended February 28, 2011 compared to $2,265 for the six months ended February 28, 2010, anincrease of $4,309 or approximately 190%. The increase in general and administrative expense for the six months ended February 28, 2011 compared to 2010 was due primarily toincreased stock servicing costs related to maintaining our stock issuances to shareholders that was not necessary in the same period in 2010.

Professional fees

Professional fees were $9,725 for the six months ended February 28, 2011 compared to $12,000 for the six months ended February 28, 2010, a decrease of $2,275 or approximately 19%. The decrease in professional fees for the six months ended February 28, 2011 compared to 2010 was due primarily tolegal and accounting fees attributed to our filing Form S1 that was incurred during the six months ended, February 28, 2010 that was not necessary during the six month period ended February, 2011.

Depreciation

Depreciation for the six months ended February 28, 2011 were $2,096 compared to $2,096 for the six months ended February 28, 2010.  We anticipate our quarterly depreciation expense to continue to be $1,048 for the near term.

Net operating (loss)

The net operating loss for the sixmonths endedFebruary 28, 2011 was $18,395 compared to $16,361 for the six months ended February 28, 2010, anincrease of $2,034 or approximately 12%, due primarily to increased stock servicing costs related to maintaining our stock issuances to shareholders during the six months ended February 28, 2011 that were not incurred during the same period in 2010.  Our net operating loss consisted primarily of stock servicing costs and professional fees as we revived the entity and pursued financing in anticipation of developing our line of sport energy drinks.

Interest expense

Interest expense for the sixmonths endedFebruary 28, 2011 was $516 compared to $-0- for the six months ended February 28, 2010, an increase of $516 or approximately 100%.  Our increasedinterest expensewas due to interest on loans from related parties that were not outstanding during the comparable previous period.

Net (loss)

The net loss for the six months ended February 28, 2011 was $18,911 compared to $16,361 for the six months ended February 28, 2010, anincrease of $2,550 or approximately 16%.  Our net operating loss increased primarily as a result of servicing costs related to maintaining our stock issuances to shareholdersand maintaining our public entity that were not necessary in the comparative period in 2010.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at February 28, 2011 compared to February 28, 2010.

	February 28,	February 28,
	2011	2010

Current Assets	$205	$2,165

Current Liabilities	$37,269	$4,135

Working Capital (Deficit)	$(37,064)	$(1,970)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of February 28, 2011, we had a working capital deficit of $(37,064).  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the sixmonths ending February 28, 2011 we did not receive any proceeds from private placements.  During six months ended February 28, 2011, we received a total of $11,140 in unsecured loans due on demand, bearing interest at 10%, from related parties. There is no guarantee that the related parties will be willing to commit any further loans to the Company at this time.

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

As of February 28, 2011, our cash balance was $205. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $198,532and a working capital deficit of $37,064 at February 28, 2011, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of February 28, 2011, we had no employees, other than our non-paid CEO, Gerald Ricks, who replaced Robert Timothy, who resigned on December 15, 2010.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

Recently Issued Accounting Standards

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes become effective for the Company beginning January 1, 2011. The Company’s adoption of this update did not have an impact on the Company’s financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes become effective for the Company beginning January 1, 2011. The adoption of this ASU did not have a material impact on our financial statements.

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

In April 2010, the FASB issued ASU 2010-13, "Compensation—Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force)" (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The Company’s adoption of this update did not have an impact on the Company’s financial condition or results of operations.

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

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard became effective for the Company on September 1, 2010. The adoption of this standard did not have a material impact on our financial statements

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard became effective for the Company on September 1, 2010. The adoption of this standard did not have a material impact on our financial statements

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard became effective for the Company on September 1, 2010. The adoption of this standard did not have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 4T.Controls and Procedures.

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
Date: April 14, 2011