Form 10-Q
period 2011-05-31
Sport Endurance, Inc.
filed 2011-07-08
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 60,200,000 shares of $0.001 par value common stock outstanding as of July 8, 2011.

SPORT ENDURANCE, INC.
FORM 10-Q
Quarterly Period Ended May 31, 2011

		Page
INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3
PART I. FINANCIAL INFORMATION		3
Item 1.	Financial Statements	4
	Condensed Balance Sheets as of May 31, 2011 (Unaudited) and August 31, 2010	4
	Condensed Statements of Operations for Three and Nine Months ended May 31, 2011 and 2010 and the period from January 3, 2001 (inception) to May 31, 2011 (Unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from January 3, 2001 (inception) to August 31, 2010 and for the nine months ended May 31, 2011 (Unaudited)	6
	Condensed Statements of Cash Flows for the Nine Months ended May 31, 2011 and 2010 and the period from January 3, 2001 (inception) to May 31, 2011(Unaudited)	7
	Notes to the Condensed Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4T.	Controls and Procedures	18

PART II. OTHER INFORMATION		19
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 5.	Other Information	19
Item 6.	Exhibits	20

SIGNATURES		21

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	May 31, 2011	August 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$322	$59
Prepaid expenses	-	1,995
Total current assets	322	2,054

Equipment, net of accumulated depreciation	18,004	21,148

Total assets	$18,326	$23,202

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$19,784	$14,620
Accrued expenses	4,000	-
Accrued interest, related party	1,261	243
Due to related parties	21,585	7,440
Total current liabilities	46,630	22,303

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000,000 and 2,000,000 issued and outstanding at May 31, 2011 and August 31, 2010, respectively	1,000	2,000
Common stock, $0.001 par value, 480,000,000 shares authorized, 60,200,000 and 57,200,000 shares issued and outstanding at May 31, 2011 and August 31, 2010, respectively	60,200	57,200
Additional paid-in capital	119,320	121,320
Deficit accumulated during the development stage	(208,824)	(179,621)
Total stockholders' equity (deficit)	(28,304)	899

Total liabilities and stockholders' equity (deficit)	$18,326	$23,202

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,		January 3, 2001 (inception) to May 31,
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	742	-	7,316	1,458	26,002
Professional fees	8,000	2,693	17,725	15,500	161,225
Depreciation	1,048	1,048	3,144	3,144	7,336

Total operating expenses	9,790	3,741	28,185	20,102	194,563

Net operating loss	(9,790)	(3,741)	(28,185)	(20,102)	(194,563)

Other income (expense)
Interest expense	(502)	(93)	(1,018)	(93)	(1,261)
Offering costs	-	-	-	-	(13,000)

Total operating expenses	(502)	(93)	(1,018)	(93)	(14,261)

Loss before provision for income taxes	(10,292)	(3,834)	(29,203)	(20,195)	(208,824)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(10,292)	$(3,834)	$(29,203)	$(20,195)	$(208,824)

Weighted average number of common shares outstanding - basic and fully diluted	60,200,000	57,200,000	59,979,487	57,200,000

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Common Stock Subscriptions	Deficit Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficit)
Common stock issued to founder at $0.001 per share, of which $500 was paid in cash	-	$-	1,200,000	$1,200	$-	$-	$-	$1,200

Sale of common stock for cash	-	-	3,000,000	3,000	12,000	-	-	15,000

Net loss for the year ended August 31, 2001	-	-	-	-	-	-	(16,200)	(16,200)

Balance, August 31, 2001	-	-	4,200,000	4,200	12,000	-	(16,200)	-

Issuance of common stock for professional fees	-	-	25,000,000	25,000	100,000	-	-	125,000

Net loss for the year ended August 31, 2002	-	-	-	-	-	-	(125,000)	(125,000)

Balance, August 31, 2002	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2003	-	-	-	-	-	-	-	-

Balance, August 31, 2003	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2004	-	-	-	-	-	-	-	-

Balance, August 31, 2004	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2005	-	-	-	-	-	-	-	-

Balance, August 31, 2005	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2006	-	-	-	-	-	-	-	-

Balance, August 31, 2006	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2007	-	-	-	-	-	-	-	-

Balance, August 31, 2007	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2008	-	-	-	-	-	-	-	-

Balance, August 31, 2008	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Issuance of convertible preferred stock for cash	2,000,000	2,000	-	-	3,000	-	-	5,000

Issuance of founder's shares in exchange for contributed equipment at $0.001 per share	-	-	25,340,000	25,340	-	-	-	25,340

Common stock subscription receivable issued to founder at $0.001 per share	-	-	8,980,000	8,980	-	(8,980)	-	-

Previously issued common stock cancelled	-	-	(6,320,000)	(6,320)	6,320	-	-	-

Net loss for the year ended August 31, 2009	-	-	-	-	-	-	-	-

Balance, August 31, 2009	2,000,000	2,000	57,200,000	57,200	121,320	(8,980)	(141,200)	30,340

Sale of common stock for cash	-	-	-	-	-	8,980	-	8,980

Net loss for the year ended August 31, 2010	-	-	-	-	-	-	(38,421)	(38,421)

Balance, August 31, 2010	2,000,000	2,000	57,200,000	57,200	121,320	-	(179,621)	899

Preferred stock conversion	(1,000,000)	(1,000)	3,000,000	3,000	(2,000)	-	-	-

Net loss for the nine months ended May 31, 2011	-	-	-	-	-	-	(29,203)	(29,203)

Balance, May 31, 2011	1,000,000	$1,000	60,200,000	$60,200	$119,320	$-	$(208,824)	$(28,304)

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended May 31,		January 3, 2001 (inception) to May 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,203)	$(20,195)	$(208,824)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,144	3,144	7,336
Shares issued for services	-	-	125,000
Changes in:
Prepaid expenses	1,995	(195)	-
Accounts payable	5,164	649	19,784
Accrued expenses	4,000	93	4,000
Accrued interest, related party	1,018	-	1,261

Net cash provided by (used in) operating activities	(13,882)	(16,504)	(51,443)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common and preferred stock	-	8,980	30,180
Proceeds from officer loans, related parties - net	14,145	7,415	21,585

Net cash provided by financing activities	14,145	16,395	51,765

NET CHANGE IN CASH	263	(109)	322

CASH AT BEGINNING OF PERIOD	59	3,200	-

CASH AT END OF PERIOD	$322	$3,091	$322

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Value of common stock issued for services	$-	$-	$125,000
Value of common stock issued for equipment	$-	$-	$25,340
Preferred stock conversion	$3,000	$-	$3,000

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

The Company has adopted a fiscal year end of August 31st.

Development Stage Company
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

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at May 31, 2011.

Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the establishment of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided to the extent deferred tax assets may not be recoverable after consideration of the future reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income.

Fair Value of Financial Instruments
Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments.  The Company had no items that required fair value measurement on a recurring basis.

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

Recently Issued Accounting Pronouncements
In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes become effective for the Company beginning January 1, 2011. The adoption of this update did not have an impact on the Company’s financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes become effective for the Company beginning January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s financial statements.

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $208,824, and a working capital deficit of $46,308 as of May 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

On December 31, 2010, the Board of Directors appointed James Hughes to the Board of Directors.

On January 7, 2011, the Company received an unsecured loan of $7,000, due on demand, bearing interest at 10%, from a major shareholder, BK Consulting, to fund operations.

On December 15, 2010, the Company received an unsecured loan of $1,140, due on demand, bearing interest at 10%, from a major shareholder, BK Consulting, to fund operations.

On October 7, 2010 and October 15, 2010, the Company received loans of $1,500, for total proceeds of $3,000, from a major shareholder, BK Consulting, to fund operations.

From time to time the Company has received loans from the former CEO, Robert Timothy, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 10% was $5,445 and $7,415 at May 31, 2011 and August 31, 2010, respectively. Accrued interest of $677 and $243 was outstanding as of May 31, 2011 and August 31, 2010, respectively.

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

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 4 – Due to Related Parties

From time to time the Company has received loans from a major shareholder, BK Consulting, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 10% was $11,140 and $-0- at May 31, 2011 and August 31, 2010, respectively. Accrued interest of $500 and $-0- was outstanding as of May 31, 2011 and August 31, 2010, respectively.

From time to time the Company has received loans from the former CEO, Robert Timothy, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 10% was $5,445 and $7,415 at May 31, 2011 and August 31, 2010, respectively. Accrued interest of $677 and $243 was outstanding as of May 31, 2011 and August 31, 2010, respectively.

On April 8, 2011, the Company received an unsecured loan of $2,500, due on demand, bearing interest at 10%, from the Company’s CEO, Gerald Ricks.  Accrued interest of $42 and $0 was outstanding as of May 31, 2011 and August 31, 2010, respectively.

On March 31, 2011, the Company received an unsecured loan of $2,500, due on demand, bearing interest at 10%, from the Company’s CEO, Gerald Ricks.  Accrued interest of $42 and $0 was outstanding as of May 31, 2011 and August 31, 2010, respectively.

Total amounts due to related parties were $21,585 and $7,440 at May 31, 2011 and August 31, 2010, respectively.

The Company has accrued interest of $1,261 and $243 to related parties as of May 31, 2011 and August 31, 2010, respectively.

Note 5 – Equipment

Equipment consists of the following:

	May 31, 2011	August 31, 2010

Computer equipment	$10,000	$10,000
Furniture and fixtures	15,340	15,340
	25,340	25,340
Less accumulated depreciation	(7,336)	(4,192)
	$18,004	$21,148

Depreciation expense totaled $3,144 and $3,144 for the nine months ended May 31, 2011 and 2010, respectively.

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

Note 7 – Subsequent Events

There are no subsequent events to disclose through the date of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Sport Endurance, Inc. (“Sport Endurance”) is a Nevada corporation that intends to manufacture and distribute a line of sports energy drinks.  Production and distribution has not yet commenced, as such, the Company is considered to be in the development stage.

For the three months ended May 31, 2011, we had a net loss of $10,292 as compared to a net loss of $3,834 for the three months ended May 31, 2010.  Our accumulated deficit as of May 31, 2011 was $208,824.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended May 31, 2011 and 2010

Revenues

The Company had no revenues during the three month periods ending May 31, 2011 and 2010.

General and administrative expenses

General and administrative expenses were $742 for the three months ended May 31, 2011 compared to $0 for the three months ended May 31, 2010, an increase of $742. The increase in general and administrative expense for the three months ended May 31, 2011 compared to 2010 was due primarily to an increase in stock transfer agent expenses.

Professional fees

Professional fees were $8,000 for the three months ended May 31, 2011 compared to $2,693 for the three months ended May 31, 2010, an increase of $5,307. The increase in professional fees for the three months ended May 31, 2011 compared to 2010 was due primarily to increased accounting and legal fees.

Depreciation

Depreciation expense for the three months ended May 31, 2011 totaled $1,048 compared to $1,048 for the three months ended May 31, 2010.  We anticipate our quarterly depreciation expense to continue to be $1,048 for the near term.

Interest expense

Interest expense for the three months ended May 31, 2011 was $502 compared to $93 for the three months ended May 31, 2010.  The increase in interest expense is due to interest on loans from related parties that were not outstanding during the comparable previous period.

Net loss

The net loss for the three months ended May 31, 2011 was $10,292 compared to $3,834 for the three months ended May 31, 2010, an increase of $6,458 or approximately 168%.  Our net operating loss increased primarily as a result of professional fees related to maintaining our public entity that were not necessary in the comparative period in 2010.

Results of Operations for the Nine Months Ended May 31, 2011 and 2010

Revenues

The Company had no revenues during the nine month periods ending May 31, 2011 and 2010.

General and administrative expenses

General and administrative expenses were $7,316 for the nine months ended May 31, 2011 compared to $1,458 for the nine months ended May 31, 2010, an increase of $5,858. The increase in general and administrative expense for the nine months ended May 31, 2011 compared to 2010 was due primarily to increased transfer agent expenses related to maintaining our stock issuances to shareholders that was not necessary in the same period in 2010.

Professional fees

Professional fees were $17,725 for the nine months ended May 31, 2011 compared to $15,500 for the nine months ended May 31, 2010, an increase of $2,225. The increase in professional fees for the nine months ended May 31, 2011 compared to 2010 was due primarily to legal and accounting fees.

Depreciation

Depreciation expense for the nine months ended May 31, 2011 totaled $3,144 compared to $3,144 for the nine months ended May 31, 2010.  We anticipate our quarterly depreciation expense to continue to be $1,048 for the near term.

Interest expense

Interest expense for the nine months ended May 31, 2011 was $1,018 compared to $93 for the nine months ended May 31, 2010.  The increase in interest expense was due to interest on loans from related parties that were not outstanding during the comparable previous period.

Net loss

The net loss for the nine months ended May 31, 2011 was $29,203 compared to $20,195 for the nine months ended May 31, 2010, an increase of $9,008 or approximately 45%.  The increase was due primarily to increased transfer agent fees and legal and accounting expenses incurred during the nine months ended May 31, 2011 that were not incurred during the same period in 2010.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at May 31, 2011 compared to August 31, 2010.

	May 31, 2011	August 31, 2010

Current Assets	$322	$2,054

Current Liabilities	$46,630	$22,303

Working Capital (Deficit)	$(46,308)	$(20,249)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of May 31, 2011, we had a working capital deficit of $(46,308).  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the nine months ending May 31, 2011 we did not receive any proceeds from private placements.  During nine months ended May 31, 2011, we received a total of $14,145 in unsecured loans due on demand, bearing interest at 10%, from related parties. There is no guarantee that the related parties will be willing to commit any further loans to the Company at this time.

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

As of May 31, 2011, our cash balance was $322. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $208,824 and a working capital deficit of $46,308 at May 31, 2011, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of May 31, 2011, we had no employees, other than our non-paid CEO, Gerald Ricks, who replaced Robert Timothy, who resigned on December 15, 2010.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

PART II – OTHER INFORMATION

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT ENDURANCE, INC.

Date: July 8, 2011	By:	/s/ Gerald Ricks
Gerald Ricks
President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)