Form 10-K
period 2011-08-31
Sport Endurance, Inc.
filed 2011-12-06
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

Commission File Number: 333-161943

SPORT ENDURANCE, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2754069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1890 South 3850 West Salt Lake City, Utah 84104
(Address of principal executive offices) (Zip Code)

 (888) 511-9018
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
Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☐     No ☐

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
Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 60,200,000 shares of $0.001 par value common stock outstanding as of December 2, 2011.

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

The Company was revived on July 28, 2009 in order to enter into the energy Gel Cap and energy drink market. The Company changed its name to Sport Endurance, Inc. in August 2009.  On August 20, 2009 Robert Timothy acquired controlling interest in Sport Endurance, Inc. Robert Timothy resigned and turned over all Shares and controlling interest to Gerald Rick’s on December 15, 2010

Sport Endurance, Inc. is presently marketing for sale one Soft-Gel capsule (named Sport Endurance 8-hour Energy Soft-Gels).

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

The Company was revived on July 28, 2009 in order to enter into the energy Gel Cap and energy drink market. The Company changed its name to Sport Endurance, Inc. in August 2009.  On August 20, 2009 Robert Timothy acquired controlling interest in Sport Endurance, Inc. Robert Timothy resigned and turned over all Shares and controlling interest to Gerald Rick’s on December 15, 2010. The company has no operating history from inception to Prospectus date.

Presently we have no revenues and development stage operating loss from inception to August 31, 2011 of $220,468.  We expect to incur further losses for the foreseeable future due to additional costs and expenses related to:

●
The implementation of our direct sales model through  Mr. Rick’s and Mr. Kelly through the commencement of sales will cost at least $75,000. We need to establish and print all of the marketing material. We have allocated $15,000 toward marketing materials which include filers, broachers, website design.  The company intends to allocate these funds as soon as they are available.

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

The Company was revived on July 28, 2009 and changed its name to Sport Endurance, Inc. in August 2009.  In August 2009 Robert Timothy acquired controlling interest in Sport Endurance, Inc. Robert Timothy resigned and turned over all Shares and controlling interest to Gerald Rick’s on December 15, 2010

We revived the company on July 28, 2009 and began developmental stage operations in August 2009.  We have a no  operating history for investors to evaluate the potential of our business development. We will begin to  market our one product in the Salt Lake City, Utah, area and development our brand name. In addition, we also face many of the risks and difficulties inherent in introducing a new product. These risks include the ability to:

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

WE MAY NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.

The development of our services and product will require the commitment of resources to increase the advertising, marketing and future expansion of our business. In addition, expenditures will be required to enable us to conduct existing and planned business research, development of products and associate offices, and marketing of our existing and future services and products. Currently, we have no established bank-financing arrangements and as of August 31, 2011 the company has $56,904 in working capital deficit.  We would need to seek additional financing through subsequent future private offering of our equity securities, or through strategic partnerships and other arrangements with corporate partners.

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

Our independent auditors noted in their report accompanying our financial statements for the period ended August 31, 2011 that we have not made a profit. As of August 31, 2011, we had a cumulative loss of $220,468. They further stated that the uncertainty related to these conditions raised substantial doubt about our ability to continue as a going concern.  At August 31, 2011, our cash was $37.  We do not currently have sufficient capital resources to fund operations.  To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

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

ITEM 2.  PROPERTIES

The principal executive office of Sport Endurance, Inc. is located at 1890 South 3850 West Salt Lake City, Utah 84104. Our telephone number is: (888) 511-9018.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year 2011.

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

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED AUGUST 31, 2011:
Fourth Quarter	$0.019	$0.005
Third Quarter	$0.015	$0.005
Second Quarter	$0.025	$0.005
First Quarter	$0.175	$0.011

(b) Holders of Common Stock

We are authorized to issue 90,000,000 shares of common stock, $0.001 par value per share. Currently we have 60,200,000 shares of common stock issued and outstanding.  As of August 31, 2011, there were eight (8) shareholders of the Company’s common stock.  As of December 2, 2011, the closing price of the Company’s shares of common stock was $0.0071 per share.  Signature Stock Transfer (telephone: (972)-612-4120; facsimile: (972) 612-4122 is the registrar and transfer agent for our common stock.

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

(e) Recent Sales of Unregistered Securities

Options and Warrants Issued

No options or warrants were issued during the year ended August 31, 2011.

Options and Warrants Cancelled

No options or warrants were cancelled during the year ended August 31, 2011.

Options and Warrants Expired

No options or warrants expired during the year ended August 31, 2011.

Options Exercised

No options were exercised during the year ended August 31, 2011.

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

For the year ended August 31, 2011, we had a net loss of $40,847 as compared to a net loss of $38,421 for the year ended August 31, 2010.  Our accumulated deficit as of August 31, 2011 was $220,468.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Years Ended August 31, 2011 and 2010

The following table summarizes selected items from the statement of operations for the year ended August 31, 2011 compared to August 31, 2010.

	For the Years Ended		Increase /
	August 31,		(Decrease)
	2011	2010
General and administrative	$12,914	$15,486	$(2,572)
Professional fees	22,125	18,500	3,625
Depreciation	4,192	4,192	-
Net Operating (Loss)	(39,231)	(38,178)	(1,053)

Total other income (expense)	(1,616)	(243)	(1,373)
Net (Loss)	$(40,847)	$(38,421)	$(2,426)

Revenues

The Company had no revenues during the years ending August 31, 2011 and 2010.

General and administrative expenses

General and administrative expenses were $12,914 for the year ended August 31, 2011 compared to $15,486 for the year ended August 31, 2010, a decrease of $2,572. The decrease in general and administrative expense for the year ended August 31, 2011 compared to 2010 was due primarily to transfer agent expenses related to maintaining our stock issuances to shareholders.

Professional fees

Professional fees were $22,125 for the year ended August 31, 2011 compared to $18,500 for the year ended August 31, 2010, an increase of $3,625. The increase in professional fees for the year ended August 31, 2011 compared to 2010 was due primarily to legal and accounting fees.

Depreciation

Depreciation expense for the year ended August 31, 2011 totaled $4,192 compared to $4,192 for the year ended August 31, 2010.  We anticipate our annual depreciation expense to continue to be $4,192 for the near term.

Interest expense

Interest expense for the year ended August 31, 2011 was $1,616 compared to $243 for the year ended August 31, 2010.  The increase in interest expense was due to interest on loans from related parties that were not outstanding during the comparable previous period.

Net loss

The net loss for the year ended August 31, 2011 was $40,847 compared to $38,421 for the year ended August 31, 2010, an increase of $2,426.  The increase was due primarily to increased interest expense and legal and accounting expenses incurred during the year ended August 31, 2011 that were not incurred during the same period in 2010.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at August 31, 2011 compared to August 31, 2010.

	August 31,	August 31,
	2011	2010

Current Assets	$37	$2,054

Current Liabilities	$56,941	$22,303

Working Capital (Deficit)	$(56,904)	$(20,249)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of August 31, 2011, we had a working capital deficit of $56,904.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the year ending August 31, 2011 we did not receive any proceeds from private placements.  During year ended August 31, 2011, we received a total of $18,359 in unsecured loans due on demand, bearing interest at 10%, from related parties. There is no guarantee that the related parties will be willing to commit any further loans to the Company at this time.

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

As of August 31, 2011, our cash balance was $37. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $220,468 and a working capital deficit of $56,904 at August 31, 2011, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of August 31, 2011, we had no employees, other than our non-paid CEO, Gerald Ricks, who replaced Robert Timothy, who resigned on December 15, 2010.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sport Endurance, Inc.

We have audited the accompanying balance sheets of Sport Endurance, Inc. as of August 31, 2011 and 2010 and the related statements of operations, stockholders' equity, and cash flows for the years then ended and the period from January 3, 2001 (inception) to August 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements for the periods described above present fairly, in all material respects, the financial position of Sport Endurance, Inc., as of August 31, 2011 and 2010, and the results of its operations, stockholders’ equity and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
December 2, 2011

SPORT ENDURANCE, INC. (formerly Cayenne Construction, Inc.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	August 31,	August 31,
	2011	2010

ASSETS
Current assets:
Cash	$37	$59
Prepaid expenses	-	1,995
Total current assets	37	2,054

Equipment, net of accumulated depreciation	16,956	21,148

Total assets	$16,993	$23,202

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$20,534	$14,620
Accrued expenses	8,749	-
Accrued interest, related party	1,859	243
Due to related parties	25,799	7,440
Total current liabilities	56,941	22,303

Stockholder's equity (deficit):
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000,000 and 2,000,000 issued and outstanding at August 31, 2011 and 2010, respectively	1,000	2,000
Common stock, $0.001 par value, 480,000,000 shares authorized, 60,200,000 and 57,200,000 shares issued and outstanding at August 31, 2011 and 2010, respectively	60,200	57,200
Additional paid-in capital	119,320	121,320
Deficit accumulated during the development stage	(220,468)	(179,621)
Total stockholder's equity (deficit)	(39,948)	899

Total liabilities and stockholder's equity (deficit)	$16,993	$23,202

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC. (formerly Cayenne Construction, Inc.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Jaunary 3,
			2001
	For the years ended		(inception) to
	August 31,		August 31,
	2011	2010	2011

Revenue	$-	$-	$-

Operating expenses:
General and administrative	12,914	15,486	31,600
Professional fees	22,125	18,500	165,625
Depreciation	4,192	4,192	8,384

Total operating expenses	39,231	38,178	205,609

Net operating loss	(39,231)	(38,178)	(205,609)

Other income (expense)
Interest expense	(1,616)	(243)	(1,859)
Offering costs	-	-	(13,000)

Total other income (expense)	(1,616)	(243)	(14,859)

Loss before provision for income taxes	(40,847)	(38,421)	(220,468)

Provision for income taxes	-	-	-

Net (loss)	$(40,847)	$(38,421)	$(220,468)

Weighted average number of common shares outstanding - basic and fully diluted	60,035,068	57,200,000

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC. (formerly Cayenne Construction, Inc.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

							(Deficit)
						Common	accumulated	Total
					Additional	stock	during	stockholders'
	Preferred stock		Common stock		paid-In	subscriptions	development	equity
	Shares	Amount	Shares	Amount	capital	receivable	stage	(deficit)
Common stock issued to founder at $0.001 per share, of which $500 was paid in cash	-	$-	1,200,000	$1,200	$-	$-	$-	$1,200

Sale of common stock for cash	-	-	3,000,000	3,000	12,000	-	-	15,000

Net loss for the year ended August 31, 2001	-	-	-	-	-	-	(16,200)	(16,200)

Balance, August 31, 2001	-	-	4,200,000	4,200	12,000	-	(16,200)	-

Issuance of common stock for professional fees	-	-	25,000,000	25,000	100,000	-	-	125,000

Net loss for the year ended August 31, 2002	-	-	-	-	-	-	(125,000)	(125,000)

Balance, August 31, 2002	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2003	-	-	-	-	-	-	-	-

Balance, August 31, 2003	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2004	-	-	-	-	-	-	-	-

Balance, August 31, 2004	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2005	-	-	-	-	-	-	-	-

Balance, August 31, 2005	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2006	-	-	-	-	-	-	-	-

Balance, August 31, 2006	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2007	-	-	-	-	-	-	-	-

Balance, August 31, 2007	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2008	-	-	-	-	-	-	-	-

Balance, August 31, 2008	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Issuance of convertible preferred stock for cash	2,000,000	2,000	-	-	3,000	-	-	5,000

Issuance of founder's shares in exchange for contributed equipment at $0.001 per share	-	-	25,340,000	25,340	-	-	-	25,340

Common stock subscription receivable issued to founder at $0.001 per share	-	-	8,980,000	8,980	-	(8,980)	-	-

Previously issued common stock cancelled	-	-	(6,320,000)	(6,320)	6,320	-	-	-

Net loss for the year ended August 31, 2009	-	-	-	-	-	-	-	-

Balance, August 31, 2009	2,000,000	2,000	57,200,000	57,200	121,320	(8,980)	(141,200)	30,340

Sale of common stock for cash	-	-	-	-	-	8,980	-	8,980

Net loss for the year ended August 31, 2010	-	-	-	-	-	-	(38,421)	(38,421)

Balance, August 31, 2010	2,000,000	2,000	57,200,000	57,200	121,320	-	(179,621)	899

Conversion of preferred stock into common, 3:1	(1,000,000)	(1,000)	3,000,000	3,000	(2,000)	-	-	-

Net loss for the year ended August 31, 2011	-	-	-	-	-	-	(40,847)	(40,847)

Balance, August 31, 2011	1,000,000	$1,000	60,200,000	$60,200	$119,320	$-	$(220,468)	$(39,948)

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC. (formerly Cayenne Construction, Inc.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			January 3,
			2001
	For the years ended		(inception) to
	August 31,		August 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,847)	$(38,421)	$(220,468)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,192	4,192	8,384
Shares issued for services			125,000
Changes in:
Prepaid expenses	1,995	(195)	-
Accounts payable	5,914	14,620	20,534
Accrued expenses	8,749	243	8,749
Accrued interest, related party	1,616	-	1,859

Net cash provided by (used in) operating activities	(18,381)	(19,561)	(55,942)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common and preferred stock		8,980	30,180
Proceeds from officer, loans, related party	18,359	7,440	25,799

Net cash provided by financing activities	18,359	16,420	55,979

NET CHANGE IN CASH	(22)	(3,141)	37

CASH AT BEGINNING OF PERIOD	59	3,200	-

CASH AT END OF PERIOD	$37	$59	$37

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash preferred stock conversion	$3,000	$-	$-

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

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at August 31, 2011.

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

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

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
(A Development Stage Company)
Notes to Condensed Financial Statements

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $220,468, and a working capital deficit of $56,904 as of August 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

On August 25, 2011, the Company received an unsecured loan of $712, due on demand, bearing interest at 10%, from the Company’s CEO, Gerald Ricks.

On July 7, 2011, the Company received an unsecured loan of $3,502, due on demand, bearing interest at 10%, from the Company’s CEO, Gerald Ricks.

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

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

On December 15, 2010, the former CEO, Robert Timothy, resigned as from the Board of Directors and his position as CEO, and appointed Gerald Ricks as the Chairman of the Board of Directors and CEO On January 7, 2011, the Company received an unsecured loan of $7,000, due on demand, bearing interest at 10%, from a major shareholder, BK Consulting, to fund operations.

On December 15, 2010, the Company received an unsecured loan of $1,140, due on demand, bearing interest at 10%, from a major shareholder, BK Consulting, to fund operations.

On October 7, 2010 and October 15, 2010, the Company received loans of $1,500, for total proceeds of $3,000, from a major shareholder, BK Consulting, to fund operations.

From time to time the Company has received loans from the former CEO, Robert Timothy, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 10% was $5,445 and $7,440 at August 31, 2011 and August 31, 2010, respectively. Accrued interest of $814 and $243 was outstanding as of August 31, 2011 and August 31, 2010, respectively.

Note 4 – Due to Related Parties

From time to time the Company has received loans from a major shareholder, BK Consulting, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 10% was $11,140 and $-0- at August 31, 2011 and 2010, respectively. Accrued interest of $781 and $-0- was outstanding as of August 31, 2011 and 2010, respectively.

From time to time the Company has received loans from the former CEO, Robert Timothy, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 10% was $5,445 and $7,440 at August 31, 2011 and 2010, respectively. Accrued interest of $814 and $243 was outstanding as of August 31, 2011 and 2010, respectively.

From time to time the Company has received loans from the CEO, Gerald Ricks, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 10% was $9,214 and $-0- at August 31, 2011 and 2010, respectively. Accrued interest of $264 and $-0- was outstanding as of August 31, 2011 and 2010, respectively.

Total amounts due to related parties were $25,799 and $7,440 at August 31, 2011 and 2010, respectively.

The Company has accrued interest of $1,858 and $243 to related parties as of August 31, 2011 and 2010, respectively.

Note 5 – Equipment

Equipment consists of the following:

	August 31,	August 31,
	2011	2010

Computer equipment	$10,000	$10,000
Furniture and fixtures	15,340	15,340
	25,340	25,340
Less accumulated depreciation	(8,384)	(4,192)
	$16,956	$21,148

Depreciation expense totaled $4,192 and $4,192 for the years ended August 31, 2011 and 2010, respectively.

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

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
(A Development Stage Company)
Notes to Condensed Financial Statements

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

As of August 31, 2011, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At August 31, 2011, the Company had approximately $264,847 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2021.

The components of the Company’s deferred tax asset are as follows:

August 31,
2011
Deferred tax assets:
Net operating loss carry forwards	$264,847

Net deferred tax assets before valuation allowance	$92,696
Less: Valuation allowance	(92,696)
Net deferred tax assets	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at August 31, 2011. The Company had no uncertain tax positions as of August 31, 2011.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

August 31,
2011

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

ITEM 9A.  CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive, evaluated the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.
As of August 31, 2011, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees and consultants its accounting policies and procedures.  This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of August 31, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2011 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended August 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position	Director Since

Gerald Ricks	72	Chief Executive Officer	December 15, 2010
Vincent Kelly	48	Chief Financial Officer	December 30, 2010
James Hughes	56	Director	December 30, 2010

MANAGEMENT BIOGRAPHIES

Gerald Ricks CHIEF EXECUTIVE OFFICER PRESIDENT, (PRINCIPAL EXECUTIVE OFFICER)

Gerald Ricks aged 72, is the Chief Executive Officer, President (Principal Executive Officer) of the Company.  He was appointed December 15, 2010. Gerald Ricks vision and passion is matched only by his determination and drive. He will continue to be an instrumental part of the development of this organization. He is a master-level network marketer and an experienced business executive. Gerald or “Jerry” is truly committed to building Sport Endurance Inc. into the industry standard of network marketing organizations.

Over the course of an illustrious career, Jerry has amassed an impressive track record of success. He has been involved in several business endeavors that have grown immensely. Most notably, Jerry launched one of the first prepaid telecom companies in the country. This organization became one of the largest private prepaid telecom companies in the United States—reaching $30 million dollars in revenue each month. In addition, Jerry has built other network marketing organizations that consist of huge networks and incredible monthly revenues. His uncanny combination of business instincts and incredible relationship building skills has enabled him to achieve success in all of his professional endeavors.

A passionate marketer who is committed to helping others achieve financial success, Jerry devotes a majority of his time to teaching others how to fulfill their financial dreams in the network marketing arena. When not working, he can be found enjoying life with his wife and four adopted children. His humility and caring makes him a genuine and gentle spirit. Often introspective and candid, Jerry looks to bring his life lessons to those around him—instilling new virtues and enriching their lives.

Vincent Kelly CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURE

Vince Kelly joined Sport Endurance, Inc. in 2011 as Chief Financial Officer, to provide his professional experience, expertise and management skills gained over the past three decades of his accomplished career path in the private sector. He is a highly skilled executive with professional accomplishments in various industries including, consumer beverage, consumer durables and the financial services fields.

He has served as Chief Executive Officer and Chief Operating Officer with companies he has worked for in the mentioned industries, as well as a board member for numerous other companies. He possesses a firm understanding of both the domestic and international channels encompassing retail, wholesale and direct sales markets.

Mr. Kelly is an executive with a powerful knowledge and understanding of the wholesale-retail nutraceutical soft-gel technologies and beverage foods market, which he has excelled in. He now oversees the strategic day to day operations of the company, with specific emphasis on sales, growth and long-term sustainability.

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

Our board of directors has determined that if we were required to have a financial expert and/or an audit committee, Gerald Ricks, our CEO, would be considered an “audit committee financial expert,” as defined by applicable Commission rules and regulations. Based on the definition of “independent” applicable to audit committee members of Nasdaq-traded companies, our board of directors has further determined that Mr. Timothy is not considered to be “independent.”

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are continuously updating our operations and have limited resources with which to establish additional committees of our board of directors.

Compensation Committee

At this time, Gerald Ricks is the only member of the committee and has not needed to perform in this role due to the lack of establishing any compensation. The board of directors intends to add additional members to the compensation committee and expects it to consist solely of independent members.  Until more members are appointed to the compensation committee, our entire board of directors will review all forms of compensation provided to any new executive officers, directors, consultants and employees, including stock compensation and options.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the fiscal years ended August 31, 2011 and 2010:

Summary Compensation Table
Name and
Principal	Fiscal		Stock	Option	All
Position	Year	Salary	Awards	Awards	Other	Total
(a)	(b)	(c)	(e)(1)	(f)(1)	Compensation	Compensation

Gerald Ricks, CEO	2011	$-0-	$-0-	$-0-	$-0-	$-0-
	2010	$-0-	$-0-	$-0-	$-0-	$-0-

Vincent Kelly, CFO	2011	$-0-	$-0-	$-0-	$-0-	$-0-
	2010	$-0-	$-0-	$-0-	$-0-	$-0-

Robert Timothy, Former CEO (2)(3)	2011	$-0-	$-0-	$-0-	$-0-	$-0-
	2010	$-0-	$-0-	$-0-	$-0-	$-0-

Ronald Schuurman, Former CFO	2011	$-0-	$-0-	$-0-	$-0-	$-0-
	2010	$-0-	$-0-	$-0-	$-0-	$-0-

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

Employment Agreements

We have not entered into any employment agreements.  Our CEO, Gerald Ricks, and our CFO, Vincent Kelly have worked without compensation and have no agreements to defer any compensation.

Outstanding Equity Awards at Fiscal Year End

We have no outstanding equity awards, including common stock options.

Director Compensation

The table below summarizes the compensation that we paid to non-employee directors for the year ended August 31, 2011.

Name (a)	Year	Stock Awards ($) (c)	Option Awards ($) (d)	All Other Compensation ($) (g)(1)	Total ($) (h)

(1)(2)Gerald Rick’s	2010	$-0-	$-0-	$-0-	$-0-
Vincent Kelly	2010	$-0-	$-0-	$-0-	$-0-
James Hughes	2010	$-0-	$-0-	$-0-	$-0-

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the common and preferred stock as of August 31, 2011, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group.

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

Name and Address	Shares of	Percentage of
of Beneficial Holder	Common Stock	Common Stock
BK Consulting Inc, 318 North Carson Street	21,700,000	36.05%
Carson City, NV 89701 (1)
Ralph Montrone, 1844 S 3850 West	9,000,000	14.95%
Salt Lake City, Utah 84104 (2)
Gerald Ricks, 1890 South 3850 West	1,000,000	1.66%
Salt Lake City, Utah 84104 (3)
	1,000,000	1.66%
All executive officers and directors as a group.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for August 31, 2011 and 2010.

	August 31,	August 31,
	2011	2010
Audit fees:
M&K CPAS, PLLC	$7,950	$7,600
Audit-related fees:
M&K CPAS, PLLC	—	—
Tax fees:	—	—
All other fees:	—	—
Total fees paid or accrued to our principal accountant	$7,950	$7,600

We do not have an Audit Committee.  Our board of directors acted as the Company's Audit Committee during the fiscal year ended August 31, 2011, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

ITEM 15.  EXHIBITS.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		S-1		3.1	02/19/10
3.2	Bylaws		S-1		3.2	02/19/10
3.3	Certificate of Designation		S-1		3.2	02/19/10

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORT ENDURANCE, INC.

By:	/s/ Gerald Ricks
Gerald Ricks Chief Executive Officer Date: December 6, 2011

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gerald Ricks	Chief Executive Officer	December 6, 2011
Gerald Ricks	(principal executive officer)

/s/ Vincent Kelly	Chief Financial Officer	December 6, 2011
Vincent Kelly	(principal financial officer) (principal accounting officer)

/s/ James Hughes	Director	December 6, 2011
James Hughes