Form 10-Q
period 2011-11-30
Sport Endurance, Inc.
filed 2012-01-23
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

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
Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 60,200,000 shares of $0.001 par value common stock outstanding as of January 18, 2012.

Index

SPORT ENDURANCE, INC.
FORM 10-Q
Quarterly Period Ended November 30, 2011

		Page
INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Balance Sheets as of November 30, 2011 (Unaudited) and August 31, 2011	4
	Condensed Statements of Operations for Three Months ended November 30, 2011 and 2010 and the period from January 3, 2001 (inception) to November 30, 2011 (Unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from January 3, 2001 (inception) to November 30, 2011 (Unaudited)	6
	Condensed Statements of Cash Flows for the Three Months ended November 30, 2011 and 2010 (Unaudited) and the period from January 3, 2001 (inception) to November 30, 2011(Unaudited)	7
	Notes to the Condensed Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

SIGNATURES		18

Index

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

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	November 30,	August 31,
	2011	2011

ASSETS
Current assets:
Cash	$42	$37
Total current assets	42	37

Equipment, net of accumulated depreciation	15,908	16,956

Total assets	$15,950	$16,993

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$20,534	$20,534
Accrued expenses	8,749	8,749
Accrued interest, related party	2,506	1,859
Due to related parties	27,924	25,799
Total current liabilities	59,713	56,941

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value, 480,000,000 shares authorized, 60,200,000 shares issued and outstanding	60,200	60,200
Additional paid-in capital	119,320	119,320
Deficit accumulated during the development stage	(224,283)	(220,468)
Total stockholders' equity (deficit)	(43,763)	(39,948)

Total liabilities and stockholders' equity (deficit)	$15,950	$16,993

See accompanying notes to these financial statements.

Index

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

			January 3,
			2001
	For the three months ended		(inception) to
	November 30,		November 30,
	2011	2010	2011

Revenue	$-	$-	$-

Operating expenses:
General and administrative	120	2,437	31,720
Professional fees	2,000	3,000	167,625
Depreciation	1,048	1,048	9,432

Total operating expenses	3,168	6,485	208,777

Net operating loss	(3,168)	(6,485)	(208,777)

Other income (expense)
Interest expense	(647)	(203)	(2,506)
Offering costs	-	-	(13,000)

Total other income (expense)	(647)	(203)	(15,506)

Loss before provision for income taxes	(3,815)	(6,688)	(224,283)

Provision for income taxes	-	-	-

Net (loss)	$(3,815)	$(6,688)	$(224,283)

Earnings per share – basic and fully diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	60,200,000	58,815,385

See accompanying notes to these financial statements.

Index

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred stock		Common stock		Additional paid-In	Common stock subscriptions	(Deficit)accumulated during development	Total stockholders
	Shares	Amount	Shares	Amount	capital	receivable	stage	equity (deficit)
Common stock issued to founder at $0.001 per share, of which $500 was paid in cash	-	$-	1,200,000	$1,200	$-	$-	$-	$1,200

Sale of common stock for cash	-	-	3,000,000	3,000	12,000	-	-	15,000

Net loss for the year ended August 31, 2001	-	-	-	-	-	-	(16,200)	(16,200)

Balance, August 31, 2001	-	-	4,200,000	4,200	12,000	-	(16,200)	-

Issuance of common stock for professional fees	-	-	25,000,000	25,000	100,000	-	-	125,000

Net loss for the year ended August 31, 2002	-	-	-	-	-	-	(125,000)	(125,000)

Balance, August 31, 2002	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2003	-	-	-	-	-	-	-	-

Balance, August 31, 2003	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2004	-	-	-	-	-	-	-	-

Balance, August 31, 2004	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2005	-	-	-	-	-	-	-	-

Balance, August 31, 2005	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2006	-	-	-	-	-	-	-	-

Balance, August 31, 2006	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2007	-	-	-	-	-	-	-	-

Balance, August 31, 2007	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Net loss for the year ended August 31, 2008	-	-	-	-	-	-	-	-

Balance, August 31, 2008	-	-	29,200,000	29,200	112,000	-	(141,200)	-

Issuance of convertible preferred stock for cash	2,000,000	2,000	-	-	3,000	-	-	5,000

Issuance of founder's shares in exchange for contributed equipment at $0.001 per share	-	-	25,340,000	25,340	-	-	-	25,340

Common stock subscription receivable issued to founder at $0.001 per share	-	-	8,980,000	8,980	-	(8,980)	-	-

Previously issued common stock cancelled	-	-	(6,320,000)	(6,320)	6,320	-	-	-

Net loss for the year ended August 31, 2009	-	-	-	-	-	-	-	-

Balance, August 31, 2009	2,000,000	2,000	57,200,000	57,200	121,320	(8,980)	(141,200)	30,340

Sale of common stock for cash	-	-	-	-	-	8,980	-	8,980

Net loss for the year ended August 31, 2010	-	-	-	-	-	-	(38,421)	(38,421)

Balance, August 31, 2010	2,000,000	2,000	57,200,000	57,200	121,320	-	(179,621)	899

Conversion of preferred stock into common, 3:1	(1,000,000)	(1,000)	3,000,000	3,000	(2,000)	-	-	-

Net loss for the year ended August 31, 2011	-	-	-	-	-	-	(40,847)	(40,847)

Balance, August 31, 2011	1,000,000	$1,000	60,200,000	$60,200	$119,320	$-	$(220,468)	$(39,948)

Net loss for the three months ended November 30, 2011 (unaudited)	-	-	-	-	-	-	(3,815)	(3,815)

Balance, November 30, 2011	1,000,000	$1,000	60,200,000	$60,200	$119,320	$-	$(224,283)	$(43,763)

See accompanying notes to these financial statements.

Index

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			January 3,
			2001
	For the three months ended		(inception) to
	November 30,		November 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,815)	$(6,688)	$(224,283)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,048	1,048	9,432
Shares issued for services	-	-	125,000
Changes in:
Prepaid expenses	-	1,995	-
Accounts payable	-	2,378	20,534
Accrued expenses	-	203	8,749
Accrued interest, related party	647	-	2,506

Net cash provided by (used in) operating activities	(2,120)	(1,064)	(58,062)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common and preferred stock	-	-	30,180
Proceeds from officer, loans, related party	2,125	1,005	27,924

Net cash provided by financing activities	2,125	1,005	58,104

NET CHANGE IN CASH	5	(59)	42

CASH AT BEGINNING OF PERIOD	37	59	-

CASH AT END OF PERIOD	$42	$-	$42

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued for services	-	-	125,000
Value of common stock issued for equipment	-	-	25,340
Non-cash preferred stock conversion	$-	$-	$3,000

See accompanying notes to these financial statements.

Index

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

Basis of presentation
The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 2012. It is suggested that these interim condensed financial statements be read in conjunction with the Form 10-K.

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

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at November 30, 2011.

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

Index

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

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011.  ASU 2011-05 will become effective for the Company on April 1, 2012.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements.  This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income.  The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04), which is effective for annual reporting periods beginning after December 15, 2011.  This guidance amends certain accounting and disclosure requirements related to fair value measurements.  Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy.  ASU 2011-04 will become effective for the Company on April 1, 2012.  We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

Index

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $224,283, and a working capital deficit of $59,671 as of November 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 –  Related Parties

On November 25, 2011, the Company received an unsecured loan of $2,100, due on demand, bearing interest at 10%, from the Company’s CEO, Gerald Ricks.

On October 25, 2011, the Company received an unsecured loan of $25, due on demand, bearing interest at 10%, from the Company’s CEO, Gerald Ricks.

On September 19, 2011, the Company received an unsecured loan of $11, due on demand, bearing interest at 10%, from the Company’s CEO, Gerald Ricks.

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

Index

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

Note 4 –  Due to Related Parties

From time to time the Company has received loans from the former CEO, Robert Timothy, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 10% was $5,445 at November 30, 2011 and August 31, 2011. Accrued interest of $950 and $814 was outstanding as of November 30, 2011 and August 31, 2011, respectively.

From time to time the Company has received loans from the Company’s CEO, Gerald Ricks, to fund operations. During the three months ended November 30, 2011, the Company received loans from Mr. Ricks in the aggregate amount of $2,136.  The total outstanding balance of the unsecured, demand notes, bearing interest at 10% was $11,350 and $9,214 at November 30, 2011 and August 31, 2011, respectively. Accrued interest of $497 and $264 was outstanding as of November 30, 2011 and August 31, 2011, respectively.

From time to time the Company has received loans from a major shareholder, BK Consulting, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 10% was $11,140 November 30, 2011 and August 31, 2011. Accrued interest of $1,058 and $781 was outstanding as of November 30, 2011 and August 31, 2011, respectively.

Total amounts due to related parties were $27,924 and $25,799 at November 30, 2011 and August 31, 2011, respectively.

The Company has accrued interest of $2,506 and $1,859 to related parties as of November 30, 2011 and August 31, 2011, respectively.

Note 5 – Equipment

Equipment consists of the following:

	November 30, 2011	August 31, 2011

Computer equipment	$10,000	$10,000
Furniture and fixtures	15,340	15,340
	25,340	25,340
Less accumulated depreciation	(9,432)	(8,384)
	$15,908	$16,956

Depreciation expense totaled $1,048 and $1,048  for the three months ended November 30, 2011 and 2010, respectively.

Index

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

Note 7 – Subsequent Events

In December 2011, the Company received loans in the aggregate amount of $4,835 from its CEO Gerald Ricks.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Sport Endurance, Inc. (“Sport Endurance”) is a Nevada corporation that intends to manufacture and distribute a line of sports energy drinks.  Production and distribution has not yet commenced, as such, the Company is considered to be in the development stage.

For the three months ended November 30, 2011, we had a net loss of $3,815 as compared to a net loss of $6,688 for the three months ended November 30, 2011.  Our accumulated deficit as of November 30, 2011 was $224,283.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended November 30, 2011 and 2010

Revenues

The Company had no revenues during the three month periods ending November 30, 2011 and 2010.

General and administrative expenses

General and administrative expenses were $120 for the three months ended November 30, 2011 compared to $2,437 for the three months ended November 30, 2010, a decrease of $2,317. The decrease in general and administrative expense for the three months ended November 30, 2011 compared to 2010 was due primarily to a decrease in stock transfer agent expenses.

Professional fees

Professional fees were $2,000 for the three months ended November 30, 2011 compared to $3,000 for the three months ended November 30, 2010, a decrease of $1,000. The decrease in professional fees for the three months ended November 30, 2011 compared to 2010 was due primarily to decreased accounting and legal fees.

Depreciation

Depreciation expense for the three months ended November 30, 2011 totaled $1,048 compared to $1,048 for the three months ended November 30, 2010.  We anticipate our quarterly depreciation expense to continue to be $1,048 for the near term.

Interest expense

Interest expense for the three months ended November 30, 2011 was $647 compared to $203 for the three months ended November 30, 2010.  The increase in interest expense is due to interest on loans from related parties that were not outstanding during the comparable previous period.

Net loss

For the reasons above, our net loss for the three months ended November 30, 2011 was $3,815 compared to $6,688 for the three months ended November  30, 2010, an decrease of $2,873 or approximately 43%.

Index

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at November 30, 2011 compared to August 31, 2011.

	November 30, 2011	August 31, 2011

Current Assets	$42	$37

Current Liabilities	$59,713	$56,941

Working Capital (Deficit)	$(59,671)	$(56,904)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of November 30, 2011, we had a working capital deficit of $(59,671).  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the three months ended November 30, 2011 we did not receive any proceeds from private placements.  During three months ended November 30, 2011, we received a total of $2,125 in unsecured loans due on demand, bearing interest at 10%, from related parties. There is no guarantee that the related parties will be willing to commit any further loans to the Company at this time.

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

As of November 30, 2011, our cash balance was $42. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $224,283 and a working capital deficit of $59,671 at November 30 2011, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Index

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

As of November 30, 2011, we had no employees, other than our non-paid CEO, Gerald Ricks, who replaced Robert Timothy, who resigned on December 15, 2010.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011.  ASU 2011-05 will become effective for the Company on April 1, 2012.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements.  This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income.  The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

Index

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04), which is effective for annual reporting periods beginning after December 15, 2011.  This guidance amends certain accounting and disclosure requirements related to fair value measurements.  Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy.  ASU 2011-04 will become effective for the Company on April 1, 2012.  We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit pursuant to the requirements of the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Index

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

Item 1A. Risk Factors.

There has been no change in the Company’s risk factors since the Company’s Annual Report on Form 10-K filed with the SEC on December 6, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT ENDURANCE, INC.

Date: January 23, 2012	By:	/s/ Gerald Ricks
Gerald Ricks
President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Index