Form 10-Q
period 2012-02-29
Sport Endurance, Inc.
filed 2012-04-16
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

or

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 60,200,000 shares of $0.001 par value common stock outstanding as of March 30, 2012.

SPORT ENDURANCE, INC.
FORM 10-Q
Quarterly Period Ended February 29, 2012

		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Balance Sheets as of February 29, 2012 (Unaudited) and August 31, 2011	4
	Condensed Statements of Operations for Three and Six Months ended February 29, 2012 and February 28, 2011 and the period from January 3, 2001 (inception) to February 29, 2012 (Unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from January 3, 2001 (inception) to February 29, 2012	6
	Condensed Statements of Cash Flows for the Six Months ended February 29, 2012 and February 28, 2011 (Unaudited) and the period from January 3, 2001 (inception) to February 29, 2012 (Unaudited)	7
	Notes to the Condensed Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

SIGNATURES		20

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	February 29,	August 31,
	2012	2011
ASSETS
Current assets

Cash and cash equivalents	$65	$37
Total Current Assets	65	37

Equipment, Net of accumulated depreciation	14,860	16,956

Total Assets	14,925	16,993

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	$20,921	$20,534
Accrued expenses	3,549	8,749
Accrued interest, related party	3,356	1,859
Due to related parties	35,904	25,799
Total current liabilities	63,730	56,941

Stockholder's equity (deficit)

Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value, 480,000,000 shares authorized, 60,200,000 shares issued and outstanding	60,200	60,200
Additional paid-in capital	119,320	119,320
Deficit accumulated during the development stage	(229,325)	(220,468)
Total (deficiency in) stockholder's equity	(48,805)	(39,948)

Total liabilities and (deficiency in) stockholders' equity	$14,925	$16,993

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Six	For the Six	January 3, 2001
	Months Ended	Months Ended	Months Ended	Months Ended	(inception) to
	February 29,	February 28,	February 29,	February 28,	February 29,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	994	4,137	1,114	6,574	32,714
Professional Fees	2,150	6,725	4,150	9,725	169,775
Depreciation	1,048	1,048	2,096	2,096	10,480

Total operating expenses	4,192	11,910	7,360	18,395	212,969

Net Operating Loss	(4,192)	(11,910)	(7,360)	(18,395)	(212,969)

Other income (expense):
Interest expense	(850)	(313)	(1,497)	(516)	(3,356)
Offering costs	-	-	-	-	(13,000)
Total other expense	(850)	(313)	(1,497)	(516)	(16,356)

Loss before provision for income taxes	(5,042)	(12,223)	(8,857)	(18,911)	(229,325)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(5,042)	$(12,223)	$(8,857)	$(18,911)	$(229,325)

Net income (loss) per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	60,200,000	60,200,000	60,200,000	59,303,867

Weighted average shares outstanding - diluted	60,200,000	60,200,000	60,200,000	59,303,867

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							(Deficit)
						Common	Accumulated
					Additional	Stock	During	Total
	Preferred Stock		Common Stock		Paid-In	subscriptions	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Common stock issued to founder at $0.001 per share, of which $500 was paid in cash	-	$-	1,200,000	$1,200	$-	$-	$-	$1,200

Sale of common stock for cash	-	-	3,000,000	3,000	12,000	-	-	15,000

Net loss for the year ended August 31, 2001	-	-	-	-	-	-	(16,200)	(16,200)

Balance, August 31, 2001	-	-	4,200,000	4,200	12,000	-	(16,200)	-

Issunce of common stock for professional fees	-	-	25,000,000	25,000	100,000	-	-	125,000

Net loss for the year ended August 31, 2002	-	-	-	-	-	-	(125,000)	(125,000)

Balance, August 31, 2002	-	-	29,200,000	29,200	112,000		(141,200)	-

Net loss for the year ended August 31, 2003	-	-	-	-	-	-	-	-

Balance, August 31, 2003	-	-	29,200,000	29,200	112,000		(141,200)	-

Net loss for the year ended August 31, 2004	-	-	-	-	-	-	-	-

Balance, August 31, 2004	-	-	29,200,000	29,200	112,000		(141,200)	-

Net loss for the year ended August 31, 2005	-	-	-	-	-	-	-	-

Balance, August 31, 2005	-	-	29,200,000	29,200	112,000		(141,200)	-

Net loss for the year ended August 31, 2006	-	-	-	-	-	-	-	-

Balance, August 31, 2006	-	-	29,200,000	29,200	112,000		(141,200)	-

Net loss for the year ended August 31, 2007	-	-	-	-	-	-	-	-

Balance, August 31, 2007	-	-	29,200,000	29,200	112,000		(141,200)	-

Net loss for the year ended August 31, 2008	-	-	-	-	-	-	-	-

Balance, August 31, 2008	-	-	29,200,000	29,200	112,000		(141,200)	-

Issuance of convertible preferred stock for cash	2,000,000	2,000	-	-	3,000	-	-	5,000

Issuance of founder's sharesin exchange for contributed equipment at $0.001 per share	-	-	25,340,000	25,340	-	-	-	25,340

Common stock subscription receivable issued to founder at $0.001 per share	-	-	8,980,000	8,980	-	(8,980)	-	-

Previously issued common stock cancelled	-	-	(6,320,000)	(6,320)	6,320	-	-	-

Net loss for the year ended August 31, 2009	-	-	-	-	-	-	-	-

Balance, August 31, 2009	2,000,000	2,000	57,200,000	57,200	121,320	(8,980)	(141,200)	30,340

Sale of common stock for cash	-	-	-	-	-	8,980	-	8,980

Net loss for the year ended August 31, 2010	-	-	-	-	-	-	(38,421)	(38,421)

Balance, August 31, 2010	2,000,000	2,000	57,200,000	57,200	121,320		(179,621)	899

Conversion of preferred stock into common, 3:1	(1,000,000)	(1,000)	3,000,000	3,000	(2,000)	-	-	-

Net loss for the year ended August 31, 2011	-	-	-	-	-	-	(40,847)	(40,847)

Balance, August 31, 2011	1,000,000	1,000	60,200,000	60,200	119,320		(220,468)	(39,948)

Net loss for the six months ended February 29, 2012	-	-	-	-	-	-	(8,857)	(8,857)

Balance, February 29, 2012	1,000,000	1,000	60,200,000	60,200	119,320	-	(229,325)	(48,805)

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the	For the	January 3,
	Six Months Ended	Six Months Ended	2001 (inception) to
	February 29,	February 28,	February 29,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,857)	$(18,911)	$(229,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,096	2,096	10,480
Shares issued for services	-		125,000
Increase (decrease) in assets and liabilities:
Prepaid expenses	-	1,995	-
Accounts Payable	387	5,305	20,921
Accrued Expenses	(5,200)	-	3,549
Accrued Interest, related party	1,497	516	3,356

Net cash provided by (used in) operating activities	(10,077)	(8,999)	(66,019)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and preferred stock	-	-	30,180
Proceeds from officer, loans, related party	10,105	9,145	35,904

Net cash provided by (used in) financing activities	10,105	9,145	66,084

Net Increase (Decrease) in cash and cash equivalents	28	146	65

Cash and cash equivalents at beginning of period	37	59	-

Cash and cash equivalents at end of period	$65	$205	$65

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued for services	$-	$-	$125,000
Value of common stock issued for equipment	$-	-	$25,340
Non-cash preferred stock conversion	$-	$-	$3,000

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

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at February 29, 2012.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $229,325, and a working capital deficit of $63,665 as of February 29, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 –  Related Parties

On February 22, 2012 the Company received an unsecured loan of $25, due on demand, bearing interest at 10%, from the Company’s CEO, Gerald Ricks

On January 20, 2012 the Company received an unsecured loan of $1,300, due on demand, bearing interest at 10%, from the Company’s CEO, Gerald Ricks

On January 1, 2012 the Company received an unsecured loan of $1,800, due on demand, bearing interest at 10%, from the Company’s CEO, Gerald Ricks

On December 28, 2011, the Company received an unsecured loan of $55, due on demand, bearing interest at 10%, from the Company’s CEO, Gerald Ricks

On December 1, 2011, the Company received an unsecured loan of $4,800, due on demand, bearing interest at 10%, from the Company’s CEO, Gerald Ricks

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

From time to time the Company has received loans from the former CEO, Robert Timothy, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 10% was $5,445 and $7,415 at February 29, 2012 and August 31, 2010, respectively. Accrued interest of $1,086 and $814 was outstanding as of February 29, 2012 and August 31, 2010, respectively.

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

Note 4 – Due to Related Parties

From time to time the Company has received loans from the former CEO, Robert Timothy, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 10% was $5,445 at February 29, 2012 and August 31, 2011. Accrued interest of $1,086 and $814 was outstanding as of February 29, 2012 and August 31, 2011, respectively.

From time to time the Company has received loans from the Company’s CEO, Gerald Ricks, to fund operations. During the six months ended February 29, 2012, the Company received loans from Mr. Ricks in the aggregate amount of $10,105.  The total outstanding balance of the unsecured, demand notes, bearing interest at 10% was $19,319 and $9,214 at February 29, 2012 and August 31, 2011, respectively. Accrued interest of $933 and $264 was outstanding as of February 29, 2012 and August 31, 2011, respectively.

From time to time the Company has received loans from a major shareholder, BK Consulting, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 10% was $11,140 at February 29, 2012 and August 31, 2011. Accrued interest of $1,336 and $781 was outstanding as of February 29, 2012 and August 31, 2011, respectively.

Total amounts due to related parties were $35,904 and $25,799 at February 29, 2012 and August 31, 2011, respectively.

The Company has accrued interest of $3,356 and $1,859 to related parties as of February 29, 2012 and August 31, 2011, respectively.

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 5 – Equipment

Equipment consists of the following:

	February 29, 2012	August 31, 2011

Computer equipment	$10,000	$10,000
Furniture and fixtures	15,340	15,340
	25,340	25,340
Less accumulated depreciation	(10,480)	(8,384)
	$14,860	$16,956

Depreciation expense totaled $1,048 and $1,048 for the three months ended February 29, 2012 and February 28, 2011, respectively.

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

For the six months ended February 29, 2012, we had a net loss of $8,857 as compared to a net loss of $18,911 for the six months ended February 28, 2011.  Our accumulated deficit as of February 29, 2012 was $229,325.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended February 29, 2012, and February 28, 2011

Revenues

The Company had no revenues during the three month periods ending February 29, 2012 and February 28, 2011.

General and administrative expenses

General and administrative expenses were $994 for the three months ended February 29, 2012 compared to $4,137 for the three months ended February 28, 2011, a decrease of $3,143. The decrease in general and administrative expense for the three months ended February 29, 2012 compared to February 28, 2011 was due primarily to a decrease in stock servicing costs during the same period in 2011.

Professional fees

Professional fees were $2,150 for the three months ended February 29, 2012 compared to $6,725 for the three months ended February 28, 2011, a decrease of $4,575. The decrease in professional fees for the three months ended February 29, 2012 compared to February 28, 2011 was due primarily to decreased accounting and legal fees.

Depreciation

Depreciation expense for the three months ended February 29, 2012 totaled $1,048 compared to $1,048 for the three months ended February 28, 2011.  We anticipate our quarterly depreciation expense to continue to be $1,048 for the near term.

Interest expense

Interest expense for the three months ended February 29, 2012 was $850 compared to $313 for the three months ended February 28, 2011.  The increase in interest expense is due to interest on loans from related parties that were not outstanding during the comparable previous period.

Net loss

For the reasons above, our net loss for the three months ended February 29, 2012 was $5,042 compared to $12,223 for the three months ended February 28, 2011, a decrease of $7,181 or approximately 59%.

Results of Operations for the Six Months Ended February 29, 2012, and February 28, 2011

Revenues

The Company had no revenues during the six month periods ending February 29, 2012 and February 28, 2011.

General and administrative expenses

General and administrative expenses were $1,114 for the six months ended February 29, 2012 compared to $6,574 for the six months ended February 28, 2011, a decrease of $5,460. The decrease in general and administrative expense for the six months ended February 29, 2012 compared to February 28, 2011 was due primarily to a decrease in stock servicing costs during the same period in 2011.

Professional fees

Professional fees were $4,150 for the six months ended February 29, 2012 compared to $9,725 for the six months ended February 28, 2011, a decrease of $5,575. The decrease in professional fees for the six months ended February 29, 2012 compared to February 28, 2011 was due primarily to decreased accounting and legal fees.

Depreciation

Depreciation expense for the six months ended February 29, 2012 totaled $2,096 compared to $2,096 for the six months ended February 28, 2011.  We anticipate our quarterly depreciation expense to continue to be $1,048 for the near term.

Interest expense

Interest expense for the six months ended February 29, 2012 was $1,497 compared to $516 for the six months ended February 28, 2011.  The increase in interest expense is due to interest on loans from related parties that were not outstanding during the comparable previous period.

Net loss

For the reasons above, our net loss for the six months ended February 29, 2012 was $8,857 compared to $18,911 for the six months ended February 28, 2011, a decrease of $10,054 or approximately 53%.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at February 29, 2012 compared to August 31, 2011.

	February 29, 2012	August 31, 2011

Current Assets	$65	$37

Current Liabilities	$63,730	$56,941

Working Capital (Deficit)	$(63,665)	$(56,904)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of February 29, 2012, we had a working capital deficit of $63,665.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the six months ended February 29, 2012 we did not receive any proceeds from private placements.  During six months ended February 29, 2012, we received a total of $10,105 in unsecured loans due on demand, bearing interest at 10%, from related parties. There is no guarantee that the related parties will be willing to commit any further loans to the Company at this time.

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

As of February 29, 2012, our cash balance was $65. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $229,325 and a working capital deficit of $63,665 at February 29, 2012, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of February 29, 2012, we had no employees, other than our non-paid CEO, Gerald Ricks, who replaced Robert Timothy, who resigned on December 15, 2010.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

SPORT ENDURANCE, INC.

Date: April 16, 2012	By:	/s/ Gerald Ricks
Gerald Ricks
President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)