Form 10-Q
period 2012-05-31
Sport Endurance, Inc.
filed 2012-07-17
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 60,200,000 shares of $0.001 par value common stock outstanding as of July 06, 2012.

SPORT ENDURANCE, INC.
FORM 10-Q
Quarterly Period Ended May 31, 2012

		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Balance Sheets as of May 31, 2012 (Unaudited) and August 31, 2011	4
	Condensed Statements of Operations for Three and Nine Months ended May 31, 2012 and May 31, 2011 and the period from January 3, 2001 (inception) to May 31, 2012 (Unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from January 3, 2001 (inception) to May 31, 2012	6
	Condensed Statements of Cash Flows for the Nine Months ended May 31, 2012 and May 31, 2011 (Unaudited) and the period from January 3, 2001 (inception) to May 31, 2012 (Unaudited)	7
	Notes to the Condensed Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

SIGNATURES		20

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	May 31, 2012	August 31, 2011
ASSETS
Current assets

Cash and cash equivalents	$110	$37
Total Current Assets	110	37

Equipment, Net of accumulated depreciation	13,812	16,956

Total Assets	13,922	16,993

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	$21,321	$20,534
Accrued expenses	3,549	8,749
Accrued interest, related party	3,814	1,859
Due to related parties	39,379	25,799
Total current liabilities	68,063	56,941

Stockholders' equity (deficit)

Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value, 480,000,000 shares authorized, 60,200,000 shares issued and outstanding	60,200	60,200
Additional paid-in capital	119,320	119,320
Deficit accumulated during the development stage	(234,661)	(220,468)
Total (deficiency in) stockholders' equity	(54,141)	(39,948)

Total liabilities and (deficiency in) stockholders' equity	$13,922	$16,993

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended May 31, 2012	For the Three Months Ended May 31, 2011	For the Nine Months Ended May 31, 2012	For the Nine Months Ended May 31, 2011	January 3, 2001 (inception) to May 31, 2012

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	757	742	1,871	7,316	33,471
Professional Fees	3,073	8,000	7,223	17,725	172,848
Depreciation	1,048	1,048	3,144	3,144	11,528

Total operating expenses	4,878	9,790	12,238	28,185	217,847

Net Operating Loss	(4,878)	(9,790)	(12,238)	(28,185)	(217,847)

Other income (expense):
Interest expense	(458)	(502)	(1,955)	(1,018)	(3,814)
Offering costs	-	-	-	-	(13,000)
Total other expense	(458)	(502)	(1,955)	(1,018)	(16,814)

Loss before provision for income taxes	(5,336)	(10,292)	(14,193)	(29,203)	(234,661)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(5,336)	$(10,292)	$(14,193)	$(29,203)	$(234,661)

Net income (loss) per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	60,200,000	60,200,000	60,200,000	59,979,487

Weighted average shares outstanding - diluted	60,200,000	60,200,000	60,200,000	59,979,487

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							(Deficit)
						Common	Accumulated
					Additional	Stock	During	Total
	Preferred Stock		Common Stock		Paid-In	subscriptions	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Common stock issued to founder at $0.001 per share, of which $500 was paid in cash	-	$-	1,200,000	$1,200	$-	$-	$-	$1,200

Sale of common stock for cash	-	-	3,000,000	3,000	12,000	-	-	15,000

Net loss for the year ended August 31, 2001	-	-	-	-	-	-	(16,200)	(16,200)

Balance, August 31, 2001	-	-	4,200,000	4,200	12,000	-	(16,200)	-

Issunce of common stock for professional fees	-	-	25,000,000	25,000	100,000	-	-	125,000

Net loss for the year ended August 31, 2002	-	-	-	-	-	-	(125,000)	(125,000)

Balance, August 31, 2002	-	-	29,200,000	29,200	112,000		(141,200)	-

Net loss for the year ended August 31, 2003	-	-	-	-	-	-	-	-

Balance, August 31, 2003	-	-	29,200,000	29,200	112,000		(141,200)	-

Net loss for the year ended August 31, 2004	-	-	-	-	-	-	-	-

Balance, August 31, 2004	-	-	29,200,000	29,200	112,000		(141,200)	-

Net loss for the year ended August 31, 2005	-	-	-	-	-	-	-	-

Balance, August 31, 2005	-	-	29,200,000	29,200	112,000		(141,200)	-

Net loss for the year ended August 31, 2006	-	-	-	-	-	-	-	-

Balance, August 31, 2006	-	-	29,200,000	29,200	112,000		(141,200)	-

Net loss for the year ended August 31, 2007	-	-	-	-	-	-	-	-

Balance, August 31, 2007	-	-	29,200,000	29,200	112,000		(141,200)	-

Net loss for the year ended August 31, 2008	-	-	-	-	-	-	-	-

Balance, August 31, 2008	-	-	29,200,000	29,200	112,000		(141,200)	-

Issuance of convertible preferred stock for cash	2,000,000	2,000	-	-	3,000	-	-	5,000

Issuance of founder's shares in exchange for contributed equipment at $0.001 per share	-	-	25,340,000	25,340	-	-	-	25,340

Common stock subscription receivable issued to founder at $0.001 per share	-	-	8,980,000	8,980	-	(8,980)	-	-

Previously issued common stock cancelled	-	-	(6,320,000)	(6,320)	6,320	-	-	-

Net loss for the year ended August 31, 2009	-	-	-	-	-	-	-	-

Balance, August 31, 2009	2,000,000	2,000	57,200,000	57,200	121,320	(8,980)	(141,200)	30,340

Sale of common stock for cash	-	-	-	-	-	8,980	-	8,980

Net loss for the year ended August 31, 2010	-	-	-	-	-	-	(38,421)	(38,421)

Balance, August 31, 2010	2,000,000	2,000	57,200,000	57,200	121,320		(179,621)	899

Conversion of preferred stock into common, 3:1	(1,000,000)	(1,000)	3,000,000	3,000	(2,000)	-	-	-

Net loss for the year ended August 31, 2011	-	-	-	-	-	-	(40,847)	(40,847)

Balance, August 31, 2011	1,000,000	1,000	60,200,000	60,200	119,320		(220,468)	(39,948)

Net loss for the nine months ended May 31, 2012	-	-	-	-	-	-	(14,193)	(14,193)

Balance, May 31, 2012	1,000,000	1,000	60,200,000	60,200	119,320	-	(234,661)	(54,141)

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended May 31, 2012	For the Nine Months Ended May 31, 2011	January 3, 2001 (inception) to May 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,193)	$(29,203)	$(234,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,144	3,144	11,528
Shares issued for services	-		125,000
Increase (decrease) in assets and liabilities:
Prepaid expenses	-	1,995	-
Accounts Payable	787	5,164	21,321
Accrued Expenses	(5,200)	4,000	3,549
Accrued Interest, related party	1,955	1,018	3,814

Net cash provided by (used in) operating activities	(13,507)	(13,882)	(69,449)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and preferred stock	-	-	30,180
Proceeds from officer, loans, related party	13,580	14,145	39,379

Net cash provided by (used in) financing activities	13,580	14,145	69,559

Net Increase (Decrease) in cash and cash equivalents	73	263	110

Cash and cash equivalents at beginning of period	37	59	-

Cash and cash equivalents at end of period	$110	$322	$110

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued for services	-	-	125,000
Value of common stock issued for equipment	-	-	25,340
Non-cash preferred stock conversion	-	3,000	3,000

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

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at May 31, 2012.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $234,661, and a working capital deficit of $67,953 as of May 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

Transactions
During the year end August 31, 2011, the Company received an unsecured loans of $9,214, due on demand, bearing interest at 8%, from the Company’s CEO, Gerald Ricks.

During the year end August 31, 2011, the Company received an unsecured loans of $11,140, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

As of May 31, 2012, the Company has outstanding unsecured loans in the amount of $5,445, due on demand, bearing interest at 8%, from the Company’s former CEO, Robert Timothy.

On September 19, 2011, the Company received an unsecured loan of $11, due on demand, bearing interest at 8%, from the Company’s CEO, Gerald Ricks.  This loan was repaid on December 1, 2011.

On October 25, 2011, the Company received an unsecured loan of $25, due on demand, bearing interest at 8%, from the Company’s CEO, Gerald Ricks.

On November 25, 2011, the Company received an unsecured loan of $2,100, due on demand, bearing interest at 8%, from the Company’s CEO, Gerald Ricks.

On December 1, 2011, the Company received an unsecured loan of $4,800, due on demand, bearing interest at 8%, from the Company’s CEO, Gerald Ricks

On December 28, 2011, the Company received an unsecured loan of $55, due on demand, bearing interest at 8%, from the Company’s CEO, Gerald Ricks

On January 1, 2012 the Company received an unsecured loan of $1,800, due on demand, bearing interest at 8%, from the Company’s CEO, Gerald Ricks

On January 20, 2012 the Company received an unsecured loan of $1,300, due on demand, bearing interest at 8%, from the Company’s CEO, Gerald Ricks

On February 22, 2012 the Company received an unsecured loan of $25, due on demand, bearing interest at 8%, from the Company’s CEO, Gerald Ricks

On April 12, 2012 the Company received an unsecured loan of $3,200, due on demand, bearing interest at 8%, from the Company’s CEO, Gerald Ricks

On April 26, 2012 the Company received an unsecured loan of $275, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

Change in Management
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

On December 31, 2010, the Board of Directors appointed James Hughes to the Board of Directors.

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 4 – Due to Related Parties

From time to time the Company has received loans from the former CEO, Robert Timothy, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 8% was $5,445 and $5,445 at May 31, 2012 and August 31, 2011, respectively. Accrued interest of $1,141 and $814 was outstanding as of May 31, 2012 and August 31, 2011, respectively.

From time to time the Company has received loans from the Company’s CEO, Gerald Ricks, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 8% was $22,519 and $9,214 at May 31, 2012 and August 31, 2011, respectively. Accrued interest of $1,222 and $264 was outstanding as of May 31, 2012 and August 31, 2011, respectively.

From time to time the Company has received loans from a major shareholder, BK Consulting, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 8% was $11,415 and $11,140 at May 31, 2012 and August 31, 2011. Accrued interest of $1,451 and $781 was outstanding as of May 31, 2012 and August 31, 2011, respectively.

Total amounts due to related parties were $39,379 and $25,799 at May 31, 2012 and August 31, 2011, respectively.

The Company has accrued interest of $3,814 and $1,859 to related parties as of May 31, 2012 and August 31, 2011, respectively.

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 5 – Equipment

Equipment consists of the following:

	May 31, 2012	August 31, 2011

Computer equipment	$10,000	$10,000
Furniture and fixtures	15,340	15,340
	25,340	25,340
Less accumulated depreciation	(11,528)	(8,384)
	$13,812	$16,956

Depreciation expense totaled $1,048 and $1,048 for the three months ended May 31, 2012 and May 31, 2011, respectively.

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

For the nine months ended May 31, 2012, we had a net loss of $14,193 as compared to a net loss of $29,203 for the nine months ended May 31, 2011.  Our accumulated deficit as of May 31, 2012 was $234,661.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended May 31, 2012, and May 31, 2011

Revenues

The Company had no revenues during the three month periods ending May 31, 2012 and May 31, 2011.

General and administrative expenses

General and administrative expenses were $757 for the three months ended May 31, 2012 compared to $742 for the three months ended May 31, 2011, an increase of $15. The increase in general and administrative expense for the three months ended May 31, 2012 compared to May 31, 2011 was due primarily to an increase in stock servicing costs and bank service charges during the same period in 2011.

Professional fees

Professional fees were $3,073 for the three months ended May 31, 2012 compared to $8,000 for the three months ended May 31, 2011, a decrease of $4,927. The decrease in professional fees for the three months ended May 31, 2012 compared to May 31, 2011 was due primarily to decreased accounting and legal fees.

Depreciation

Depreciation expense for the three months ended May 31, 2012 totaled $1,048 compared to $1,048 for the three months ended May 31, 2011.  We anticipate our quarterly depreciation expense to continue to be $1,048 for the near term.

Interest expense

Interest expense for the three months ended May 31, 2012 was $458 compared to $502 for the three months ended May 31, 2011, a decrease of $44.

Net loss

For the reasons above, our net loss for the three months ended May 31, 2012 was $5,336 compared to $10,292 for the three months ended May 31, 2011, a decrease of $4,956 or approximately 49%.

Results of Operations for the Nine Months Ended May 31, 2012, and May 31, 2011

Revenues

The Company had no revenues during the nine month periods ending May 31, 2012 and May 31, 2011.

General and administrative expenses

General and administrative expenses were $1,871 for the nine months ended May 31, 2012 compared to $7,316 for the nine months ended May 31, 2011, a decrease of $5,445. The decrease in general and administrative expense for the nine months ended May 31, 2012 compared to May 31, 2011 was due primarily to a decrease in stock servicing costs during the same period in 2011.

Professional fees

Professional fees were $7,223 for the nine months ended May 31, 2012 compared to $17,725 for the nine months ended May 31, 2011, a decrease of $10,502. The decrease in professional fees for the nine months ended May 31, 2012 compared to May 31, 2011 was due primarily to decreased accounting and legal fees.

Depreciation

Depreciation expense for the nine months ended May 31, 2012 totaled $3,144 compared to $3,144 for the nine months ended May 31, 2011.  We anticipate our quarterly depreciation expense to continue to be $1,048 for the near term.

Interest expense

Interest expense for the nine months ended May 31, 2012 was $1,955 compared to $1,018 for the nine months ended May 31, 2011, an increase of $937.  The increase in interest expense is due to interest on loans from related parties that were not outstanding during the comparable previous period.

Net loss

For the reasons above, our net loss for the nine months ended May 31, 2012 was $14,193 compared to $29,203 for the nine months ended May 31, 2011, a decrease of $15,010 or approximately 51%.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at May 31, 2012 compared to August 31, 2011.

	May 31, 2012	August 31, 2011

Current Assets	$110	$37

Current Liabilities	$68,063	$56,941

Working Capital (Deficit)	$(67,953)	$(56,904)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of May 31, 2012, we had a working capital deficit of $67,953.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the nine months ended May 31, 2012 we did not receive any proceeds from private placements.  During nine months ended May 31, 2012, we received a total of $13,580 in unsecured loans due on demand, bearing interest at 8%, from related parties. There is no guarantee that the related parties will be willing to commit any further loans to the Company at this time.

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

As of May 31, 2012, our cash balance was $110. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $234,661 and a working capital deficit of $67,953 at May 31, 2012, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of May 31, 2012, we had no employees, other than our non-paid CEO, Gerald Ricks, who replaced Robert Timothy, who resigned on December 15, 2010.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

SPORT ENDURANCE, INC.

Date: July 16, 2012	By:	/s/ Gerald Ricks
Gerald Ricks
President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)