Form 10-K
period 2012-08-31
Sport Endurance, Inc.
filed 2012-12-13
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-161943

SPORT ENDURANCE, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2754069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1890 South 3850 West Salt Lake City, Utah 84104
(Address of principal executive offices) (Zip Code)

(801) 673-5531
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
Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $31,350

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 60,200 (post-reverse split) shares of $0.001 par value common stock outstanding as of December 13, 2012.

SPORT ENDURANCE, INC.
FORM 10-Q
Quarterly Period Ended August 31, 2012

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

We have not yet received any revenues from our development stage operations, nor have we otherwise engaged in any business operations. Sport Endurance is a development stage company and in the absence of revenues and operations the Independent Audit Report dated December 13, 2012, cites a going concern. The going concern statement opinion issued by the independent auditors is the result of a lack of operations and working capital.

The company will need to raise capital which concerned the independent auditors because there is insufficient cash for operations for the next twelve months.  We will have to seek other sources of capital.

We established the minimum amount of $75,000 that the company will need to raise through debt instruments such as bank loans, or private financing so that operations could start, in order to generate some type of revenue. Presently no other sources have been identified and it is unknown if any other sources will be identified. There is no assurance that the company will be able to obtain any bank loans or private financing.

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

Presently we have no revenues and development stage operating loss from inception to August 31, 2012 of $236,377.  We expect to incur further losses for the foreseeable future due to additional costs and expenses related to:

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

WE MAY NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.

The development of our services and product will require the commitment of resources to increase the advertising, marketing and future expansion of our business. In addition, expenditures will be required to enable us to conduct existing and planned business research, development of products and associate offices, and marketing of our existing and future services and products. Currently, we have no established bank-financing arrangements and as of August 31, 2012 the company has $68,621 in working capital deficit.  We would need to seek additional financing through subsequent future private offering of our equity securities, or through strategic partnerships and other arrangements with corporate partners.

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

OUR FUTURE SUCCESS RELIES UPON A COMBINATION OF PATENTS AND PATENTS PENDING, PROPRIETARY TECHNOLOGY AND KNOW-HOW, TRADEMARKS, CONFIDENTIALITY AGREEMENTS AND OTHER CONTRACTUAL COVENANTS TO ESTABLISH AND PROTECT OUR INTELLECTUAL PROPERTY RIGHTS .  IF OUR PRODUCTS ARE DUPLICATED OUR RESULTS OF OPERATIONS WOULD BE NEGATIVELY IMPACTED.

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

Our independent auditors noted in their report accompanying our financial statements for the period ended August 31, 2012 that we have not made a profit. As of August 31, 2012, we had a cumulative loss of $236,377. They further stated that the uncertainty related to these conditions raised substantial doubt about our ability to continue as a going concern.  At August 31, 2012, our cash was $38.  We do not currently have sufficient capital resources to fund operations.  To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 600,000,000 shares of capital stock consisting of 580,000,000 shares of common stock, par value $0.001 per share, and 20,000,000 shares of “blank check” preferred stock, par value $0.001 per share.

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

ITEM 2.  PROPERTIES

The principal executive office of Sport Endurance, Inc. is located at 1890 South 3850 West Salt Lake City, Utah 84104. Our telephone number is: (801) 673-5531.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year 2012.

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

	COMMON STOCK MARKET PRICE (Post-Reverse Split)
	HIGH	LOW
FISCAL YEAR ENDED AUGUST 31, 2012:
Fourth Quarter	$1.30	$0.90
Third Quarter	$3.00	$1.10
Second Quarter	$10.00	$0.80
First Quarter	$12.00	$5.00

(b) Holders of Common Stock

We are authorized to issue 580,000,000 shares of common stock, $0.001 par value per share. Currently we have 60,200 (post-reverse split) shares of common stock issued and outstanding.  As of August 31, 2012, there were eight (8) shareholders of the Company’s common stock.  As of October 27, 2012, the closing price of the Company’s shares of common stock was $1.30 (post-reverse split) per share.  Island Stock Transfer (telephone: (727)-289-0010; facsimile: (727) 289-0069 is the registrar and transfer agent for our common stock.

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

(e) Recent Sales of Unregistered Securities

Options and Warrants Issued

No options or warrants were issued during the year ended August 31, 2012.

Options and Warrants Cancelled

No options or warrants were cancelled during the year ended August 31, 2012.

Options and Warrants Expired

No options or warrants expired during the year ended August 31, 2012.

Options Exercised

No options were exercised during the year ended August 31, 2012.

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

For the year ended August 31, 2012, we had a net loss of $15,909 as compared to a net loss of $40,847 for the year ended August 31, 2011.  Our accumulated deficit as of August 31, 2012 was $236,377.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

On October 31, 2012 the shareholders of the Company voted to increase the authorized common shares of the Company’s common stock from 480,000,000 authorized shares of common stock to 580,000,000 authorized shares of common stock.  As a result of this vote, the Company filed an amendment to its Articles of Incorporation to reflect this change.

On November 23, 2012, we effected a 1,000 for 1 reverse stock-split, decreasing the issued and outstanding shares common shares from 60,200,000 to 60,200 shares and decreasing the issued and outstanding preferred shares from 1,000,000 to 1,000.  All share amounts throughout this report have been retroactively adjusted for all periods to reflect this stock-split.

Results of Operations for the Years Ended August 31, 2012 and 2011

The following table summarizes selected items from the statement of operations for the year ended August 31, 2012 compared to August 31, 2011.

	For the Years Ended
	August 31,		Increase /
	2012	2011	(Decrease)
General and administrative	$2,143	$12,914	$(10,771)
Professional fees	6,882	22,125	(15,243)
Depreciation	4,192	4,192	-
Net Operating (Loss)	(13,217)	(39,231)	(26,014)

Total other income (expense)	(2,692)	(1,616)	1,076
Net (Loss)	$(15,909)	$(40,847)	$(24,938)

Revenues

The Company had no revenues during the years ending August 31, 2012 and 2011.

General and administrative expenses

General and administrative expenses were $2,143 for the year ended August 31, 2012 compared to $12,914 for the year ended August 31, 2011, a decrease of $10,771. The decrease in general and administrative expense for the year ended August 31, 2012 compared to 2011 was due primarily to a decrease in transfer agent expenses related to maintaining our stock issuances to shareholders.

Professional fees

Professional fees were $6,882 for the year ended August 31, 2012 compared to $22,125 for the year ended August 31, 2011, a decrease of $15,243. The decrease in professional fees for the year ended August 31, 2012 compared to 2011 was due primarily to a decrease in legal and accounting fees.

Depreciation

Depreciation expense for the year ended August 31, 2012 totaled $4,192 compared to $4,192 for the year ended August 31, 2011.  We anticipate our annual depreciation expense to continue to be $4,192 for the near term.

Interest expense

Interest expense for the year ended August 31, 2012 was $2,692 compared to $1,616 for the year ended August 31, 2011.  The increase in interest expense was due to interest on loans from related parties that were not outstanding during the comparable previous period.

Net loss

The net loss for the year ended August 31, 2012 was $15,909 compared to $40,847 for the year ended August 31, 2011, an increase of $24,738.  The decrease was due primarily due to a decreased in transfer agent expenses and legal and accounting expenses.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at August 31, 2012 compared to August 31, 2011.

	August 31,	August 31,
	2012	2011

Current Assets	$38	$37

Current Liabilities	$68,659	$56,941

Working Capital (Deficit)	$(68,621)	$(56,904)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of August 31, 2012, we had a working capital deficit of $68,621.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the year ending August 31, 2012 we did not receive any proceeds from private placements.  During year ended August 31, 2012, we received a total of $17,738 in unsecured loans due on demand, bearing interest at 8%, from related parties. There is no guarantee that the related parties will be willing to commit any further loans to the Company at this time.

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

As of August 31, 2012, our cash balance was $38. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $236,377 and a working capital deficit of $68,621 at August 31, 2012, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of August 31, 2012, we had no employees, other than our non-paid CEO, Gerald Ricks, who replaced Robert Timothy, who resigned on December 15, 2010.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

Recently Issued Accounting Standards

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Condensed Balance Sheets as of August 31, 2012 and August 31, 2011	F-2

Condensed Statements of Operations for the years ended August 31, 2012 and August 31, 2011 and the period from January 3, 2001 (inception) to August 31, 2012	F-3

Statement of Stockholders’ Equity (Deficit) for the years ended August 31, 2012 and 2011 and the period from January 3, 2001 (inception) to August 31, 2012	F-4

Condensed Statements of Cash Flows for the years ended August 31, 2012 and August 31, 2011and the period from January 3, 2001 (inception) to August 31, 2012	F-5

Notes to the Condensed Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sport Endurance, Inc.
(a development stage company)

We have audited the accompanying balance sheets of Sport Endurance, Inc (a development stage company). as of August 31, 2012 and 2011 and the related statements of operations, stockholders' equity, and cash flows for the years then ended and the period from January 3, 2001 (inception) to August 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements for the periods described above present fairly, in all material respects, the financial position of Sport Endurance, Inc., as of August 31, 2012 and 2011, and the results of its operations, stockholders’ equity and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
December 13, 2012

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	August 31,	August 31,
	2012	2011
ASSETS
Current assets

Cash and cash equivalents	$38	$37
Total Current Assets	38	37

Equipment, Net of accumulated depreciation	12,764	16,956

Total Assets	12,802	16,993

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	$20,571	$20,534
Accrued expenses	-	8,749
Accrued interest, related party	4,551	1,859
Due to related parties	43,537	25,799
Total current liabilities	68,659	56,941

Stockholders' equity (deficit)

Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000 (post-reverse split) shares issued and outstanding as of August 31, 2012 and 2011	1	1
Common stock, $0.001 par value, 580,000,000 shares authorized, 60,200 (post-reverse split) shares issued and outstanding as of August 31, 2012 and 2011	60	60
Additional paid-in capital	180,459	180,459
Deficit accumulated during the development stage	(236,377)	(220,468)
Total (deficiency in) stockholders' equity	(55,857)	(39,948)

Total liabilities and (deficiency in) stockholders' equity	$12,802	$16,993

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended	January 3, 2001
	August 31,	August 31,	(inception) to
	2012	2011	August 31, 2012

Revenue	$-	$-	$-

Operating expenses:
General and administrative	2,143	12,914	33,743
Professional Fees	6,882	22,125	172,507
Depreciation	4,192	4,192	12,576

Total operating expenses	13,217	39,231	218,826

Net Operating Loss	(13,217)	(39,231)	(218,826)

Other income (expense):
Interest expense	(2,692)	(1,616)	(4,551)
Offering costs	-	-	(13,000)
Total other expense	(2,692)	(1,616)	(17,551)

Loss before provision for income taxes	(15,909)	(40,847)	(236,377)

Provision for income taxes	-	-	-

Net income (loss)	$(15,909)	$(40,847)	$(236,377)

Net income (loss) per share - basic	$(0.26)	$(0.68)

Net income (loss) per share - diluted	$(0.26)	$(0.68)

Weighted average shares outstanding - basic (post-reverse split)	60,200	60,035

Weighted average shares outstanding - diluted (post-reverse split)	60,200	60,035

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

							(Deficit)
						Common	Accumulated
	Preferred Stock		Common Stock		Additional	Stock	During	Total
	(Post-Reverse Split)		(Post-Reverse Split)		Paid-In	subscriptions	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Common stock issued to founder at $1 (post-reverse split) per share, of which $500 was paid in cash	-	$-	1,200	$1	$1,199	$-	$-	$1,200

Sale of common stock for cash	-	-	3,000	3	14,997	-	-	15,000

Net loss for the year ended August 31, 2001	-	-	-	-	-	-	(16,200)	(16,200)

Balance, August 31, 2001	-	-	4,200	4	16,196	-	(16,200)	-

Issunce of common stock for professional fees	-	-	25,000	25	124,975	-	-	125,000

Net loss for the year ended August 31, 2002	-	-	-	-	-	-	(125,000)	(125,000)

Balance, August 31, 2002	-	-	29,200	29	141,171		(141,200)	-

Net loss for the year ended August 31, 2003	-	-	-	-	-	-	-	-

Balance, August 31, 2003	-	-	29,200	29	141,171		(141,200)	-

Net loss for the year ended August 31, 2004	-	-	-	-	-	-	-	-

Balance, August 31, 2004	-	-	29,200	29	141,171		(141,200)	-

Net loss for the year ended August 31, 2005	-	-	-	-	-	-	-	-

Balance, August 31, 2005	-	-	29,200	29	141,171		(141,200)	-

Net loss for the year ended August 31, 2006	-	-	-	-	-	-	-	-

Balance, August 31, 2006	-	-	29,200	29	141,171		(141,200)	-

Net loss for the year ended August 31, 2007	-	-	-	-	-	-	-	-

Balance, August 31, 2007	-	-	29,200	29	141,171		(141,200)	-

Net loss for the year ended August 31, 2008	-	-	-	-	-	-	-	-

Balance, August 31, 2008	-	-	29,200	29	141,171		(141,200)	-

Issuance of convertible preferred stock for cash	2,000	2	-	-	4,998	-	-	5,000

Issuance of founder's shares in exchange for contributed equipment at $1 (post-reverse split) per share	-	-	25,340	25	25,315	-	-	25,340

Common stock subscription receivable issued to founder at $1 (post-reverse split) per share	-	-	8,980	9	8,971	(8,980)	-	-

Previously issued common stock cancelled	-	-	(6,320)	(6)	6	-	-	-

Net loss for the year ended August 31, 2009	-	-	-	-	-	-	-	-

Balance, August 31, 2009	2,000	2	57,200	57	180,461	(8,980)	(141,200)	30,340

Sale of common stock for cash	-	-	-	-	-	8,980	-	8,980

Net loss for the year ended August 31, 2010	-	-	-	-	-	-	(38,421)	(38,421)

Balance, August 31, 2010	2,000	2	57,200	57	180,461		(179,621)	899

Conversion of preferred stock into common, 3:1	(1,000)	(1)	3,000	3	(2)	-	-	-

Net loss for the year ended August 31, 2011	-	-	-	-	-	-	(40,847)	(40,847)

Balance, August 31, 2011	1,000	1	60,200	60	180,459		(220,468)	(39,948)

Net loss for the year ended August 31, 2012	-	-	-	-	-	-	(15,909)	(15,909)

Balance, August 31, 2012	1,000	1	60,200	60	180,459	-	(236,377)	(55,857)

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			January 3,
	For the	For the	2001
	Year Ended	Year Ended	(inception) to
	August 31,	August 31,	August 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(15,909)	$(40,847)	$(236,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,192	4,192	12,576
Shares issued for services	-		125,000
Changes in assets and liabilities:
Prepaid expenses	-	1,995	-
Accounts Payable	37	5,914	20,571
Accrued Expenses	(8,749)	8,749	-
Accrued Interest, related party	2,692	1,616	4,551

Net cash provided by (used in) operating activities	(17,737)	(18,381)	(73,679)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and preferred stock	-	-	30,180
Proceeds from officer, loans, related party	17,738	18,359	43,537

Net cash provided by (used in) financing activities	17,738	18,359	73,717

Net Increase (Decrease) in cash and cash equivalents	1	(22)	38

Cash and cash equivalents at beginning of period	37	59	-

Cash and cash equivalents at end of period	$38	$37	$38

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued for services	-	-	125,000
Value of common stock issued for equipment	-	-	25,340
Non-cash preferred stock conversion	-	3,000	3,000

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

On October 31, 2012 the shareholders of the Company voted to increase the authorized common shares of the Company’s common stock from 480,000,000 authorized shares of common stock to 580,000,000 authorized shares of common stock.  As a result of this vote, the Company filed an amendment to its Articles of Incorporation to reflect this change.

On November 23, 2012, we effected a 1,000 for 1 reverse stock split, decreasing the issued and outstanding shares common shares from 60,200,000 to 60,200 shares and decreasing the issued and outstanding preferred shares from 1,000,000 to 1,000.  All share amounts throughout this report have been retroactively adjusted for all periods to reflect this stock split.

Basis of Presentation
The audited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature.

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

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had cash and cash equivalents of $38 and $37 as of August 31, 2012 and 2011.

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

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

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

Stock-based compensation
The Company adopted FASB guidance on stock based compensation upon inception at August 26, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  The Company has not had any stock options issued for services and compensation from inception through the period ended as presented, and the only issuance of stock for services from inception through the periods presented occurred on February 10, 2002 with the issuance of 25,000 (post-reverse split) shares valued at $125,000.

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

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Recently Issued Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $236,377, and a working capital deficit of $68,621 as of August 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 3 – Related Party

From time to time the Company has received loans from the former CEO, Robert Timothy, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 8% was $5,445 and $5,445 at August 31, 2012 and August 31, 2011, respectively.  Accrued interest of $1,251 and $814 was outstanding as of August 31, 2012 and August 31, 2011, respectively.

From time to time the Company has received loans from the Company’s CEO, Gerald Ricks, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 8% was $22,519 and $9,214 at August 31, 2012 and August 31, 2011, respectively. Accrued interest of $1,677 and $264 was outstanding as of August 31, 2012 and August 31, 2011, respectively.

From time to time the Company has received loans from a major shareholder, BK Consulting, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 8% was $15,573 and $11,140 at August 31, 2012 and August 31, 2011. Accrued interest of $1,625 and $781 was outstanding as of August 31, 2012 and August 31, 2011, respectively.

Total amounts due to related parties were $43,537 and $25,799 at August 31, 2012 and August 31, 2011, respectively.

The Company has accrued interest of $4,551 and $1,859 to related parties as of August 31, 2012 and August 31, 2011, respectively.

Transactions
During the year ended August 31, 2011, the Company received unsecured loans of $9,214, due on demand, bearing interest at 8%, from the Company’s CEO, Gerald Ricks.

During the year ended August 31, 2011, the Company received unsecured loans of $11,140, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

As of August 31, 2012, the Company has outstanding unsecured loans in the amount of $5,445, due on demand, bearing interest at 8%, from the Company’s former CEO, Robert Timothy.

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

On June 16, 2012 the Company received an unsecured loan of $400, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

On July 16, 2012 the Company received unsecured loans of $2,950, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

On July 31, 2012 the Company received an unsecured loan of $200, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

On August 2, 2012 the Company received unsecured loans of $608, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations

Change in Management
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

On December 31, 2010, the Board of Directors appointed James Hughes to the Board of Directors.

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 4 – Equipment

Equipment consists of the following:

	August 31, 2012	August 31, 2011

Computer equipment	$10,000	$10,000
Furniture and fixtures	15,340	15,340
	25,340	25,340
Less accumulated depreciation	(12,576)	(8,384)
	$12,764	$16,956

Depreciation expense totaled $4,192 and $4,192 for the years ended August 31, 2012 and August 31, 2011, respectively.

Note 5 – Stockholders’ Equity

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

On October 31, 2012 the shareholders of the Company voted to increase the authorized common shares of the Company’s common stock from 480,000,000 authorized shares of common stock to 580,000,000 authorized shares of common stock.  As a result of this vote, the Company filed an amendment to its Articles of Incorporation to reflect this change.

On November 23, 2012, we effected a 1,000 for 1 reverse stock split, decreasing the issued and outstanding shares common shares from 60,200,000 to 60,200 shares and decreasing the issued and outstanding preferred shares from 1,000,000 to 1,000.  All share amounts throughout this report have been retroactively adjusted for all periods to reflect this stock split.

Preferred stock
On August 15, 2009, the Company issued a total of 2,000 (post-reverse split) shares of preferred stock to two individual investors in a private placement under Rule 506 of the Securities Act of 1933 for $5,000 in cash, or $2.50 (post-reverse split) per share.

On October 12, 2010, a preferred stock shareholder elected to convert 1,000 (post-reverse split) shares of preferred stock in exchange for 3,000 (post-reverse split) shares of common stock.

The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock as of August 31, 2012 and 2011.  The Company has 1,000 (post-reverse split) shares of preferred stock issued and outstanding as of August 31, 2012 and 2011.

Common stock
As noted above, on October 12, 2010, a preferred stock shareholder elected to convert 1,000 (post-reverse split) shares of preferred stock in exchange for 3,000 (post-split) shares of common stock.

On August 20, 2009, the Company issued 8,980 (post-reverse split) founder’s shares of common stock in exchange for a subscription receivable of $8,980. The Company received proceeds of $8,980 at various dates between September 15, 2009 and May 13, 2010.

On August 20, 2009, the Company issued 25,340 (post-reverse split) founder’s shares of common stock in exchange for contributed equipment with a cost basis of $25,340. The cost basis approximated the fair market value of the equipment.

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

On August 20, 2009, the Company cancelled and returned to treasury 6,320 (post-reverse split) shares of common stock previously issued to founders. No consideration was provided and the total par value of $6,320 was recorded as additional paid-in capital.

On February 10, 2002, the Company issued 25,000 (post-reverse split) shares to the Company President for professional services rendered. The fair value of those shares was $125,000 on the grant date.

The Company issued a total of 3,000 (post-reverse split) shares of its $0.001 par value common stock during May 2001 in a private placement under Rule 506 of the Securities Act of 1933 for $15,000 in cash, or $5 (post-reverse split) per share to a total of nineteen individual investors. Due to a lack of operations, management believes the purchase price of $5 (post-reverse split) per share is representative of fair value.

On January 10, 2001 the Company issued 1,200 (post-reverse split) shares of common stock to the founder of the Company in exchange for proceeds of $500. Since the par value of the Company’s common stock is the legal minimum value, management recorded compensation for the difference between the amount paid of $500 and the minimum value of $1,200, or $700 in the accompanying statement of operations.

The Company is authorized to issue 580,000,000 shares of $0.001 par value common stock as of August 31, 2012 and 2011.  The Company has 60,200 (post-reverse split) shares of common stock issued and outstanding as of August 31, 2012 and 2011.

Note 6 – Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no other items that required fair value measurement on a recurring basis.

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities:

Fair Value Measurements at
August 31, 2012	Carrying Value August 31, 2012	Level 1	Level 2	Level 3

	$-	$-	$-	$-

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 7 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

As of August 31, 2012, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	August 31,	August 31,
	2012	2011
Federal and State Statutory Rate	35.00%	35.00%
Net operating loss carry forwards	$98,265	$92,696
Valuation allowance for deferred tax assets	(98,265)	(92,696)
Net deferred tax assets	$-	$-

As of August 31, 2012, the Company had net operating loss carry forwards of approximately $280,756 available to offset future taxable income.  The net operating loss carry forwards, if not utilized, will begin to expire in 2021.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at August 31, 2012.  The Company had no uncertain tax positions as of August 31, 2012.

Note 8 – Subsequent Events

On September 5, 2012 the Company received an unsecured loan of $400, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

On October 25, 2012 the Company received an unsecured loan of $200, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

On October 31, 2012 the shareholders of the Company voted to increase the authorized common shares of the Company’s common stock from 480,000,000 authorized shares of common stock to 580,000,000 authorized shares of common stock.  As a result of this vote, the Company filed an amendment to its Articles of Incorporation to reflect this change.

On November 23, 2012, we effected a 1,000 for 1 reverse stock split, decreasing the issued and outstanding shares common shares from 60,200,000 to 60,200 shares and decreasing the issued and outstanding preferred shares from 1,000,000 to 1,000.  All share amounts throughout this report have been retroactively adjusted for all periods to reflect this stock split.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive, evaluated the effectiveness of the Company’s internal control over financial reporting as of August 31, 2012. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.
As of August 31, 2012, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees and consultants its accounting policies and procedures.  This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of August 31, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2012 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended August 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position	Director Since

Gerald Ricks	73	Chief Executive Officer	December 15, 2010
Vincent Kelly	49	Chief Financial Officer	December 30, 2010
James Hughes	57	Director	December 30, 2010

MANAGEMENT BIOGRAPHIES

Gerald Ricks CHIEF EXECUTIVE OFFICER PRESIDENT, (PRINCIPAL EXECUTIVE OFFICER)

Gerald Ricks aged 73, is the Chief Executive Officer, President (Principal Executive Officer) of the Company.  He was appointed December 15, 2010. Gerald Ricks vision and passion is matched only by his determination and drive. He will continue to be an instrumental part of the development of this organization. He is a master-level network marketer and an experienced business executive. Gerald or “Jerry” is truly committed to building Sport Endurance Inc. into the industry standard of network marketing organizations.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the fiscal years ended August 31, 2012 and 2011:

Summary Compensation Table
Name and
Principal	Fiscal		Stock	Option	All
Position	Year	Salary	Awards	Awards	Other	Total
(a)	(b)	(c)	(e)(1)	(f)(1)	Compensation	Compensation

Gerald Ricks, CEO	2012	$-0-	$-0-	$-0-	$-0-	$-0-
	2011	$-0-	$-0-	$-0-	$-0-	$-0-

Vincent Kelly, CFO	2012	$-0-	$-0-	$-0-	$-0-	$-0-
	2011	$-0-	$-0-	$-0-	$-0-	$-0-

Robert Timothy, Former CEO (2)(3)	2012	$-0-	$-0-	$-0-	$-0-	$-0-
	2011	$-0-	$-0-	$-0-	$-0-	$-0-

Ronald Schuurman, Former CFO	2012	$-0-	$-0-	$-0-	$-0-	$-0-
	2011	$-0-	$-0-	$-0-	$-0-	$-0-

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

(2) On October 20, 2009 the Company sold 8,980 (post-reverse split) founder’s shares of restricted common stock for $8,980. These shares were sold and, as such, not considered compensation.

(3) On August 20, 2009, the Company issued 25,340 (post-reverse split) shares of our common stock to Robert Timothy in consideration of equipment with a cost basis of $25,340, or $0.001 per share. These shares were exchanged for contributed assets and, as such, not considered compensation.

Employment Agreements

We have not entered into any employment agreements.  Our CEO, Gerald Ricks, and our CFO, Vincent Kelly have worked without compensation and have no agreements to defer any compensation.
Outstanding Equity Awards at Fiscal Year End

We have no outstanding equity awards, including common stock options.

Director Compensation

The table below summarizes the compensation that we paid to non-employee directors for the year ended August 31, 2012.

Name (a)	Year	Stock Awards ($) (c)	Option Awards ($) (d)	All Other Compensation ($) (g)(1)	Total ($) (h)

(1)(2)Robert Timothy	2012	$-0-	$-0-	$-0-	$-0-
Gerald Ricks	2012	$-0-	$-0-	$-0-	$-0-
Vincent Kelly	2012	$-0-	$-0-	$-0-	$-0-
James Hughes	2012	$-0-	$-0-	$-0-	$-0-

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

(1) On October 20, 2009 the Company sold 8,980 (post-reverse split) founder’s shares of restricted common stock for $8,980. These shares were sold and, as such, not considered compensation.

(2) On August 20, 2009, the Company issued 25,340 (post-reverse split) shares of our common stock to Robert Timothy in consideration of equipment with a cost basis of $25,340, or $1 (post-reverse split) per share. These shares were exchanged for contributed assets and, as such, not considered compensation.

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

Name and Address of Beneficial Holder	Shares of Common Stock (post-reverse split)	Percentage of Common Stock
BK Consulting Inc, 318 North Carson Street	21,700	36.05%
Carson City, NV 89701 (1)
Ralph Montrone, 1844 S 3850 West	9,000	14.95%
Salt Lake City, Utah 84104 (2)
Gerald Ricks, 1890 South 3850 West	1,000	1.66%
Salt Lake City, Utah 84104 (3)
All executive officers and directors as a group.	1,000	1.66%

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for August 31, 2012 and 2011.

	August 31,	August 31,
	2012	2011
Audit fees:
M&K CPAS, PLLC	$7,950	$7,950
Audit-related fees:
M&K CPAS, PLLC	—	—
Tax fees:	—	—
All other fees:	—	—
Total fees paid or accrued to our principal accountant	$7,950	$7,950

We do not have an Audit Committee.  Our board of directors acted as the Company's Audit Committee during the fiscal year ended August 31, 2012, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

ITEM 15.  EXHIBITS.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		S-1		3.1	02/19/10
3.2	Bylaws		S-1		3.2	02/19/10
3.3	Certificate of Designation		S-1		3.2	02/19/10

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORT ENDURANCE, INC.

By:	/s/ Gerald Ricks
Gerald Ricks Chief Executive Officer Date: December 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gerald Ricks	Chief Executive Officer	December 13, 2012
Gerald Ricks	(principal executive officer)

/s/ Vincent Kelly	Chief Financial Officer	December 13, 2012
Vincent Kelly	(principal financial officer) (principal accounting officer)

/s/ James Hughes	Director	December 13, 2012
James Hughes