Form 10-Q
period 2012-11-30
Sport Endurance, Inc.
filed 2013-01-22
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 60,200 (post-reverse split) shares of $0.001 par value common stock outstanding as of January 04, 2013.

SPORT ENDURANCE, INC.

FORM 10-Q
Quarterly Period Ended November 30, 2012

		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Balance Sheets as of November 30, 2012 (Unaudited) and August 31, 2012	4
	Condensed Statements of Operations for Three Months ended November 30, 2012 and 2011 and the period from January 3, 2001 (inception) to November 30, 2012 (Unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from January 3, 2001 (inception) to November 30, 2012	6
	Condensed Statements of Cash Flows for the Three Months ended November 30, 2012 and 2011 (Unaudited) and the period from January 3, 2001 (inception) to November 30, 2012 (Unaudited)	7
	Notes to the Condensed Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

SIGNATURES		18

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	November 30,	August 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current assets

Cash and cash equivalents	$1	$38
Total Current Assets	1	38

Equipment, Net of accumulated depreciation	11,716	12,764

Total Assets	11,717	12,802

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	$22,171	$20,571
Accrued interest, related party	5,440	4,551
Due to related parties	45,672	43,537
Total current liabilities	73,283	68,659

Stockholders' equity (deficit)

Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000 (post-reverse split) shares issued and outstanding as of November 30, 2012 and August 31, 2012	1	1
Common stock, $0.001 par value, 580,000,000 shares authorized, 60,200 (post-reverse split) shares issued and outstanding as of November 30, 2012 and August 31, 2012	60	60
Additional paid-in capital	180,459	180,459
Deficit accumulated during the development stage	(242,086)	(236,377)
Total (deficiency in) stockholders' equity	(61,566)	(55,857)

Total liabilities and (deficiency in) stockholders' equity	$11,717	$12,802

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	January 3, 2001 (inception) to
	November 30,	November 30,	November 30,
	2012	2011	2012

Revenue	$-	$-	$-

Operating expenses:
General and administrative	272	120	34,015
Professional Fees	3,500	2,000	176,007
Depreciation	1,048	1,048	13,624

Total operating expenses	4,820	3,168	223,646

Net Operating Loss	(4,820)	(3,168)	(223,646)

Other income (expense):
Interest expense	(889)	(647)	(5,440)
Offering costs	-	-	(13,000)
Total other expense	(889)	(647)	(18,440)

Loss before provision for income taxes	(5,709)	(3,815)	(242,086)

Provision for income taxes	-	-	-

Net income (loss)	$(5,709)	$(3,815)	$(242,086)

Net income (loss) per share - basic	$(0.09)	$(0.06)

Net income (loss) per share - diluted	$(0.09)	$(0.06)

Weighted average shares outstanding - basic (post-reverse split)	60,200	60,200

Weighted average shares outstanding - diluted (post-reverse split)	60,200	60,200

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

							(Deficit)
						Common	Accumulated
	Preferred Stock		Common Stock		Additional	Stock	During	Total
	(Post-Reverse Split)		(Post-Reverse Split)		Paid-In	subscriptions	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Common stock issued to founder at $1 (post-reverse split) per share, of which $500 was paid in cash	-	$-	1,200	$1	$1,199	$-	$-	$1,200

Sale of common stock for cash	-	-	3,000	3	14,997	-	-	15,000

Net loss for the year ended August 31, 2001	-	-	-	-	-	-	(16,200)	(16,200)

Balance, August 31, 2001	-	-	4,200	4	16,196	-	(16,200)	-

Issunce of common stock for professional fees	-	-	25,000	25	124,975	-	-	125,000

Net loss for the year ended August 31, 2002	-	-	-	-	-	-	(125,000)	(125,000)

Balance, August 31, 2002	-	-	29,200	29	141,171		(141,200)	-

Net loss for the year ended August 31, 2003	-	-	-	-	-	-	-	-

Balance, August 31, 2003	-	-	29,200	29	141,171		(141,200)	-

Net loss for the year ended August 31, 2004	-	-	-	-	-	-	-	-

Balance, August 31, 2004	-	-	29,200	29	141,171		(141,200)	-

Net loss for the year ended August 31, 2005	-	-	-	-	-	-	-	-

Balance, August 31, 2005	-	-	29,200	29	141,171		(141,200)	-

Net loss for the year ended August 31, 2006	-	-	-	-	-	-	-	-

Balance, August 31, 2006	-	-	29,200	29	141,171		(141,200)	-

Net loss for the year ended August 31, 2007	-	-	-	-	-	-	-	-

Balance, August 31, 2007	-	-	29,200	29	141,171		(141,200)	-

Net loss for the year ended August 31, 2008	-	-	-	-	-	-	-	-

Balance, August 31, 2008	-	-	29,200	29	141,171		(141,200)	-

Issuance of convertible preferred stock for cash	2,000	2	-	-	4,998	-	-	5,000

Issuance of founder's shares in exchange for contributed equipment at $1 (post-reverse split) per share	-	-	25,340	25	25,315	-	-	25,340

Common stock subscription receivable issued to founder at $1 (post-reverse split) per share	-	-	8,980	9	8,971	(8,980)	-	-

Previously issued common stock cancelled	-	-	(6,320)	(6)	6	-	-	-

Net loss for the year ended August 31, 2009	-	-	-	-	-	-	-	-

Balance, August 31, 2009	2,000	2	57,200	57	180,461	(8,980)	(141,200)	30,340

Sale of common stock for cash	-	-	-	-	-	8,980	-	8,980

Net loss for the year ended August 31, 2010	-	-	-	-	-	-	(38,421)	(38,421)

Balance, August 31, 2010	2,000	2	57,200	57	180,461		(179,621)	899

Conversion of preferred stock into common, 3:1	(1,000)	(1)	3,000	3	(2)	-	-	-

Net loss for the year ended August 31, 2011	-	-	-	-	-	-	(40,847)	(40,847)

Balance, August 31, 2011	1,000	1	60,200	60	180,459		(220,468)	(39,948)

Net loss for the year ended August 31, 2012	-	-	-	-	-	-	(15,909)	(15,909)

Balance, August 31, 2012	1,000	1	60,200	60	180,459	-	(236,377)	(55,857)

Net loss for the three months ended November 30, 2012	-	-	-	-	-	-	(5,709)	(5,709)

Balance, November 30, 2012	1,000	1	60,200	60	180,459	-	(242,086)	(61,566)

See accompanying notes to these financial statements.

   SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			January 3,
	For the	For the	2001
	Three Months Ended	Three Months Ended	(inception) to
	November 30,	November 30,	November 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,709)	$(3,815)	$(242,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,048	1,048	13,624
Shares issued for services	-	-	125,000
Changes in assets and liabilities:
Accounts Payable	1,600	-	22,171
Accrued Interest, related party	889	647	5,440

Net cash provided by (used in) operating activities	(2,172)	(2,120)	(75,851)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and preferred stock	-	-	30,180
Proceeds from officer, loans, related party	2,135	2,125	45,672

Net cash provided by (used in) financing activities	2,135	2,125	75,852

Net Increase (Decrease) in cash and cash equivalents	(37)	5	1

Cash and cash equivalents at beginning of period	38	37	-

Cash and cash equivalents at end of period	$1	$42	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued for services	-	-	125,000
Value of common stock issued for equipment	-	-	25,340
Non-cash preferred stock conversion	-	-	3,000

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

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had cash and cash equivalents of $1 and $38 at November 30, 2012 and August 31, 2012.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $242,086, and a working capital deficit of $73,282 as of November 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party Transactions

From time to time the Company has received loans from the former CEO, Robert Timothy, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 8% was $5,445 and $5,445 at November 30, 2012 and August 31, 2012, respectively.  Accrued interest of $1,359 and $1,251 was outstanding as of November 30, 2012 and August 31, 2012, respectively.

From time to time the Company has received loans from the Company’s CEO, Gerald Ricks, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 8% was $22,519 and $22,519 at November 30, 2012 and August 31, 2012, respectively. Accrued interest of $2,126 and $1,677 was outstanding as of November 30, 2012 and August 31, 2012, respectively.

From time to time the Company has received loans from a major shareholder, BK Consulting, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 8% was $17,708 and $15,573 at November 30, 2012 and August 31, 2012. Accrued interest of $1,955 and $1,625 was outstanding as of November 30, 2012 and August 31, 2012, respectively.

Total amounts due to related parties were $45,672 and $43,537 at November 30, 2012 and August 31, 2012, respectively.

The Company has accrued interest of $5,440 and $4,551 to related parties as of November 30, 2012 and August 31, 2012, respectively.

Transactions
During the year ended August 31, 2012, the Company received unsecured loans of $4,433, due on demand, bearing interest at 8%, from the Company’s CEO, Gerald Ricks, to fund operations

During the year ended August 31, 2012, the Company received unsecured loans of $13,305, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

On September 5, 2012 the Company received an unsecured loan of $400, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

On September 21, 2012 the Company received an unsecured loan of $10, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

On October 15, 2012 the Company received an unsecured loan of $25, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

On October 25, 2012 the Company received an unsecured loan of $200, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

On October 29, 2012 the Company received an unsecured loan of $1500, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

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

On December 31, 2010, the Board of Directors appointed James Hughes to the Board of Directors.

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 4 – Equipment

Equipment consists of the following:

	November 30, 2012	August 31, 2012

Computer equipment	$10,000	$10,000
Furniture and fixtures	15,340	15,340
	25,340	25,340
Less accumulated depreciation	(13,624)	(12,576)
	$11,716	$12,764

Depreciation expense totaled $1,048 and $1,048 for the three months ended November 30, 2012 and 2011, respectively.

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

The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock as of November 30, 2012 and August 31, 2012.  The Company has 1,000 (post-reverse split) shares of preferred stock issued and outstanding as of November 30, 2012 and August 31, 2012.

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

The Company is authorized to issue 580,000,000 shares of $0.001 par value common stock as of November 30, 2012 and August 31, 2012.  The Company has 60,200 and 60,200 (post-reverse split) shares of common stock issued and outstanding as of November 30, 2012 and August 31, 2012.

Note 6 – Subsequent Events

During the month ended December 31, 2012, the Company received unsecured loans of $3,955, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

On January 7, 2013 the Company received a unsecured loan in the amount of $12, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Sport Endurance, Inc. (“Sport Endurance”) is a Nevada corporation that intends to manufacture and distribute a line of sports energy drinks.  Production and distribution has not yet commenced, as such, the Company is considered to be in the development stage.

For the three months ended November 30, 2012, we had a net loss of $5,709 as compared to a net loss of $3,815 for the three months ended November 30, 2011.  Our accumulated deficit as of November 30, 2012 was $242,068.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended November 30, 2012 and 2011

Revenues

The Company had no revenues during the three month periods ending November 30, 2012 and November 30, 2011.

General and administrative expenses

General and administrative expenses were $272 for the three months ended November 30, 2012 compared to $120 for the three months ended November 30, 2011, an increase of $152. The increase in general and administrative expense for the three months ended November 30, 2012 compared to November 30, 2011 was due primarily to an increase in stock servicing costs and bank service charges during the same period in 2012.

Professional fees

Professional fees were $3,500 for the three months ended November 30, 2012 compared to $2,000 for the three months ended November 30, 2011, an increase of $1,500.  The increase in professional fees for the three months ended November 30, 2012 compared to November 30, 2011 was due primarily to increased accounting and legal fees.

Depreciation

Depreciation expense for the three months ended November 30, 2012 totaled $1,048 compared to $1,048 for the three months ended November 30, 2011.  We anticipate our quarterly depreciation expense to continue to be $1,048 for the near term.

Interest expense

Interest expense for the three months ended November 30, 2012 was $889 compared to $647 for the three months ended November 30, 2011, an increase of $242.

Net loss

For the reasons above, our net loss for the three months ended November 30, 2012 was $5,709 compared to $3,815 for the three months ended November 30, 2011, an increase of $1,894 or approximately 50%.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at November 30, 2012 compared to August 31, 2012.

	November 30, 2012	August 31, 2012

Current Assets	$1	$38

Current Liabilities	$73,283	$68,659

Working Capital (Deficit)	$(73,282)	$(68,621)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of November 30, 2012, we had a working capital deficit of $73,282.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the three months ended November 30, 2012 we did not receive any proceeds from private placements.  During three months ended November 30, 2012, we received a total of $2,135 in unsecured loans due on demand, bearing interest at 8%, from related parties. There is no guarantee that the related parties will be willing to commit any further loans to the Company at this time.

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

As of November 30, 2012, our cash balance was $1. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $242,086 and a working capital deficit of $73,282 at November 30, 2012, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of November 30, 2012, we had no employees, other than our non-paid CEO, Gerald Ricks, who replaced Robert Timothy, who resigned on December 15, 2010.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

Item 1A. Risk Factors.

There has been no change in the Company’s risk factors since the Company’s Annual Report on Form 10-K filed with the SEC on December 13, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

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

SPORT ENDURANCE, INC.

Date: January 18, 2013	By:	/s/ Gerald Ricks
Gerald Ricks
President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)