Form 10-Q
period 2013-02-28
Sport Endurance, Inc.
filed 2013-04-15
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

or

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 60,403 (post-reverse split) shares of $0.001 par value common stock outstanding as of March 8, 2013.

SPORT ENDURANCE, INC.

FORM 10-Q
Quarterly Period Ended February 28, 2013

		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Balance Sheets as of February 28, 2013 (Unaudited) and August 31, 2012	4
	Condensed Statements of Operations for Three and Six Months ended February 28, 2013 and February 29, 2012 and the period from January 3, 2001 (inception) to February 28, 2013 (Unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from January 3, 2001 (inception) to February 28, 2013 (Unaudited)	6
	Condensed Statements of Cash Flows for the Six Months ended February 28, 2013 and February 29, 2012 and the period from January 3, 2001 (inception) to February 28, 2013 (Unaudited)	7
	Notes to the Condensed Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

SIGNATURES		19

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	February 28,	August 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current assets

Cash and cash equivalents	$3	$38
Total Current Assets	3	38

Equipment, Net of accumulated depreciation	10,668	12,764

Total Assets	$10,671	$12,802

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	$21,271	$20,571
Accrued expenses	-	-
Accrued interest, related party	6,420	4,551
Due to related parties	50,846	43,537
Total current liabilities	78,537	68,659

Stockholders' equity (deficit)

Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000 (post-reverse split) shares issued and outstanding as of February 28, 2013 and August 31, 2012	1	1
Common stock, $0.001 par value, 580,000,000 shares authorized, 60,403 and 60,200 (post-reverse split) shares issued and outstanding as of February 28, 2013 and August 31, 2012	60	60
Additional paid-in capital	180,459	180,459
Deficit accumulated during the development stage	(248,386)	(236,377)
Total (deficiency in) stockholders' equity	(67,866)	(55,857)

Total liabilities and (deficiency in) stockholders' equity	$10,671	$12,802

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the	For the	For the	For the	January 3, 2001
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	(inception) to
	February 28,	February 29,	February 28,	February 29,	February 28,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	2,322	994	2,594	1,114	36,337
Professional Fees	1,950	2,150	5,450	4,150	177,957
Depreciation	1,048	1,048	2,096	2,096	14,672

Total operating expenses	5,320	4,192	10,140	7,360	228,966

Net Operating Loss	(5,320)	(4,192)	(10,140)	(7,360)	(228,966)

Other income (expense):
Interest expense	(980)	(850)	(1,869)	(1,497)	(6,420)
Offering costs	-	-	-	-	(13,000)
Total other expense	(980)	(850)	(1,869)	(1,497)	(19,420)

Loss before provision for income taxes	(6,300)	(5,042)	(12,009)	(8,857)	(248,386)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(6,300)	$(5,042)	$(12,009)	$(8,857)	$(248,386)

Net income (loss) per share - basic	$(0.10)	$(0.08)	$(0.20)	$(0.15)

Net income (loss) per share - diluted	$(0.10)	$(0.08)	$(0.20)	$(0.15)

Weighted average shares outstanding - basic (post-reverse split)	60,200	60,200	60,200	60,200

Weighted average shares outstanding - diluted (post-reverse split)	60,200	60,200	60,200	60,200

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

							(Deficit)
						Common	Accumulated
	Preferred Stock		Common Stock		Additional	Stock	During	Total
	(Post-Reverse Split)		(Post-Reverse Split)		Paid-In	subscriptions	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity (Deficit)

Common stock issued to founder at $1 (post-reverse split) per share, of which $500 was paid in cash	-	$-	1,200	$1	$1,199	$-	$-	$1,200

Sale of common stock for cash	-	-	3,000	3	14,997	-	-	15,000

Net loss for the year ended August 31, 2001	-	-	-	-	-	-	(16,200)	(16,200)

Balance, August 31, 2001	-	-	4,200	4	16,196	-	(16,200)	-

Issunce of common stock for professional fees	-	-	25,000	25	124,975	-	-	125,000

Net loss for the year ended August 31, 2002	-	-	-	-	-	-	(125,000)	(125,000)

Balance, August 31, 2002	-	-	29,200	29	141,171		(141,200)	-

Net loss for the year ended August 31, 2003	-	-	-	-	-	-	-	-

Balance, August 31, 2003	-	-	29,200	29	141,171		(141,200)	-

Net loss for the year ended August 31, 2004	-	-	-	-	-	-	-	-

Balance, August 31, 2004	-	-	29,200	29	141,171		(141,200)	-

Net loss for the year ended August 31, 2005	-	-	-	-	-	-	-	-

Balance, August 31, 2005	-	-	29,200	29	141,171		(141,200)	-

Net loss for the year ended August 31, 2006	-	-	-	-	-	-	-	-

Balance, August 31, 2006	-	-	29,200	29	141,171		(141,200)	-

Net loss for the year ended August 31, 2007	-	-	-	-	-	-	-	-

Balance, August 31, 2007	-	-	29,200	29	141,171		(141,200)	-

Net loss for the year ended August 31, 2008	-	-	-	-	-	-	-	-

Balance, August 31, 2008	-	-	29,200	29	141,171		(141,200)	-

Issuance of convertible preferred stock for cash	2,000	2	-	-	4,998	-	-	5,000

Issuance of founder's shares in exchange for contributed equipment at $1 (post-reverse split) per share	-	-	25,340	25	25,315	-	-	25,340

Common stock subscription receivable issued to founder at $1 (post-reverse split) per share	-	-	8,980	9	8,971	(8,980)	-	-

Previously issued common stock cancelled	-	-	(6,320)	(6)	6	-	-	-

Net loss for the year ended August 31, 2009	-	-	-	-	-	-	-	-

Balance, August 31, 2009	2,000	2	57,200	57	180,461	(8,980)	(141,200)	30,340

Sale of common stock for cash	-	-	-	-	-	8,980	-	8,980

Net loss for the year ended August 31, 2010	-	-	-	-	-	-	(38,421)	(38,421)

Balance, August 31, 2010	2,000	2	57,200	57	180,461		(179,621)	899

Conversion of preferred stock into common, 3:1	(1,000)	(1)	3,000	3	(2)	-	-	-

Net loss for the year ended August 31, 2011	-	-	-	-	-	-	(40,847)	(40,847)

Balance, August 31, 2011	1,000	1	60,200	60	180,459		(220,468)	(39,948)

Net loss for the year ended August 31, 2012	-	-	-	-	-	-	(15,909)	(15,909)

Balance, August 31, 2012	1,000	1	60,200	60	180,459	-	(236,377)	(55,857)

Net loss for the six months ended February 28, 2013	-	-	-	-	-	-	(12,009)	(12,009)

Stock issued for fractional shares	-	-	203	0	-	-	-	0

Balance, February 28, 2013	1,000	1	60,403	60	180,459	-	(248,386)	(67,866)

 See accompanying notes to these financial statements.

   SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			January 3,
	For the	For the	2001
	Six Months Ended	Six Months Ended	(inception) to
	February 28,	February 29,	February 28,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(12,009)	$(8,857)	$(248,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,096	2,096	14,672
Shares issued for services	-	-	125,000
Changes in assets and liabilities:
Accounts Payable	700	387	21,271
Accrued Expenses	-	(5,200)	-
Accrued Interest, related party	1,869	1,497	6,420

Net cash provided by (used in) operating activities	(7,344)	(10,077)	(81,023)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and preferred stock	-	-	30,180
Proceeds from officer, loans, related party	7,309	10,105	50,846

Net cash provided by (used in) financing activities	7,309	10,105	81,026

Net Increase (Decrease) in cash and cash equivalents	(35)	28	3

Cash and cash equivalents at beginning of period	38	37	-

Cash and cash equivalents at end of period	$3	$65	$3

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued for services	-	-	125,000
Value of common stock issued for equipment	-	-	25,340
Non-cash preferred stock conversion	-	-	3,000

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

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had cash and cash equivalents of $3 and $38 at February 28, 2013 and August 31, 2012.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $248,386, and a working capital deficit of $78,534 as of February 28, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party Transactions

From time to time the Company has received loans from the former CEO, Robert Timothy, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 8% was $5,445 and $5,445 at February 28, 2013 and August 31, 2012, respectively.  Accrued interest of $1,466 and $1,251 was outstanding as of February 28, 2013 and August 31, 2012, respectively.

From time to time the Company has received loans from the Company’s CEO, Gerald Ricks, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 8% was $22,519 and $22,519 at February 28, 2013 and August 31, 2012, respectively. Accrued interest of $2,570 and $1,677 was outstanding as of February 28, 2013 and August 31, 2012, respectively.

From time to time the Company has received loans from a major shareholder, BK Consulting, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 8% was $22,882 and $15,573 at February 28, 2013 and August 31, 2012. Accrued interest of $2,384 and $1,625 was outstanding as of February 28, 2013 and August 31, 2012, respectively.

Total amounts due to related parties were $50,846 and $43,537 at February 28, 2013 and August 31, 2012, respectively.

The Company has accrued interest of $6,420 and $4,551 to related parties as of February 28, 2013 and August 31, 2012, respectively.

Transactions
During the year ended August 31, 2012, the Company received unsecured loans of $4,433, due on demand, bearing interest at 8%, from the Company’s CEO, Gerald Ricks, to fund operations

During the year ended August 31, 2012, the Company received unsecured loans of $13,305, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

On loan of September 5, 2012 the Company received an unsecured $400, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

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

On October 29, 2012 the Company received an unsecured loan of $1,500, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

On December 11, 2012 the Company received an unsecured loan of $5, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

On December 12, 2012 the Company received an unsecured loan of $2,000, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

On December 13, 2012 the Company received an unsecured loan of $1,950, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

On January 4, 2013 the Company received an unsecured loan of $1,150, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

On January 11, 2013 the Company received an unsecured loan of $19, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

On February 1, 2013 the Company received an unsecured loan of $50, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

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

On December 31, 2010, the Board of Directors appointed James Hughes to the Board of Directors.

Note 4 – Equipment

Equipment consists of the following:

	February 28, 2013	August 31, 2012

Computer equipment	$10,000	$10,000
Furniture and fixtures	15,340	15,340
	25,340	25,340
Less accumulated depreciation	(14,672)	(12,576)
	$10,668	$12,764

Depreciation expense totaled $1,048 and $2,096 for the three and six months ended February 28, 2013 and $1,048 and $2,096 for the three and six months ended February 29, 2012, respectively.

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

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock as of February 28, 2013 and August 31, 2012.  The Company has 1,000 (post-reverse split) shares of preferred stock issued and outstanding as of February 28, 2013 and August 31, 2012.

Common stock

During the three months ended February 28, 2013 the Company issued an aggregate of 203 shares of common stock to shareholders for fractional shares from the November 23, 2011 reverse stock-split noted above.

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

The Company is authorized to issue 580,000,000 shares of $0.001 par value common stock as of February 28, 2013 and August 31, 2012.  The Company has 60,403 and 60,200 (post-reverse split) shares of common stock issued and outstanding as of February 28, 2013 and August 31, 2012.

Note 6 – Subsequent Events

On March 6, 2013 the Company received an unsecured loan of $1,100, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Sport Endurance, Inc. (“Sport Endurance”) is a Nevada corporation that intends to manufacture and distribute a line of sports energy drinks.  Production and distribution has not yet commenced, as such, the Company is considered to be in the development stage.

For the six months ended February 28, 2013, we had a net loss of $12,009 as compared to a net loss of $8,857 for the six months ended February 29, 2012.  Our accumulated deficit as of February 28, 2013 was $248,386.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended February 28, 2013, and February 29, 2012

Revenues

The Company had no revenues during the three month periods ending February 28, 2013 and February 29, 2012.

General and administrative expenses

General and administrative expenses were $2,322 for the three months ended February 28, 2013 compared to $994 for the three months ended February 29, 2012, an increase of $1,328. The increase in general and administrative expense for the three months ended February 28, 2013 compared to February 29, 2012 was due primarily to an increase in stock servicing costs and bank service charges during the same period in 2012.

Professional fees

Professional fees were $1,950 for the three months ended February 28, 2013 compared to $2,150 for the three months ended February 29, 2012, a decrease of $200.  The decrease in professional fees for the three months ended February 28, 2013 compared to February 29, 2012 was due primarily to the decrease accounting and legal fees.

Depreciation

Depreciation expense for the three months ended February 28, 2013 totaled $1,048 compared to $1,048 for the three months ended February 29, 2012.  We anticipate our quarterly depreciation expense to continue to be $1,048 for the near term.

Interest expense

Interest expense for the three months ended February 28, 2013 was $980 compared to $850 for the three months ended February 29, 2012, an increase of $130.

Net loss

For the reasons above, our net loss for the three months ended February 28, 2013 was $6,300 compared to $5,042 for the three months ended February 29, 2012, an increase of $1,258 or approximately 25%.

Results of Operations for the Six Months Ended February 28, 2013, and February 29, 2012

Revenues

The Company had no revenues during the six month periods ending February 28, 2013 and February 29, 2012.

General and administrative expenses

General and administrative expenses were $2,594 for the six months ended February 28, 2013 compared to $1,114 for the six months ended February 28, 2012, an increase of $1,480. The increase in general and administrative expense for the six months ended February 28, 2013 compared to February 29, 2012 was due primarily to a increase in stock servicing costs during the same period in 2012.

Professional fees

Professional fees were $5,450 for the six months ended February 28, 2013 compared to $4,150 for the six months ended February 29, 2012, an increase of $1,300. The increase in professional fees for the six months ended February 28, 2013 compared to February 29, 2012 was due primarily to decreased accounting and legal fees.

Depreciation

Depreciation expense for the six months ended February 28, 2013 totaled $2,096 compared to $2,096 for the six months ended February 29, 2012.  We anticipate our quarterly depreciation expense to continue to be $1,048 for the near term.

Interest expense

Interest expense for the six months ended February 28, 2013 was $1,869 compared to $1,497 for the six months ended February 29, 2012, an increase of $372.  The increase in interest expense is due to interest on loans from related parties that were not outstanding during the comparable previous period.

Net loss

For the reasons above, our net loss for the six months ended February 28, 2013 was $12,009 compared to $8,857 for the six months ended February 29, 2012, an increase of $3,153 or approximately 63%.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at February 28, 2013 compared to August 31, 2012.

	February 28, 2013	August 31, 2012

Current Assets	$3	$38

Current Liabilities	$78,537	$68,659

Working Capital (Deficit)	$(78,534)	$(68,621)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of February 28, 2013, we had a working capital deficit of $78,534.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the six months ended February 28, 2013 we did not receive any proceeds from private placements.  During six months ended February 28, 2013, we received a total of $7,309 in unsecured loans due on demand, bearing interest at 8%, from related parties. There is no guarantee that the related parties will be willing to commit any further loans to the Company at this time.

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

As of February 28, 2013, our cash balance was $3. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $248,386 and a working capital deficit of $78,534 at February 28, 2013, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of February 28, 2013, we had no employees, other than our non-paid CEO, Gerald Ricks, who replaced Robert Timothy, who resigned on December 15, 2010.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

SPORT ENDURANCE, INC.

Date: April 15, 2013	By:	/s/ Gerald Ricks
Gerald Ricks
President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)