Form 10-Q
period 2013-05-31
Sport Endurance, Inc.
filed 2013-07-15
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 60,403 (post-reverse split) shares of $0.001 par value common stock outstanding as of July 15, 2013.

SPORT ENDURANCE, INC.

FORM 10-Q
Quarterly Period Ended May 31, 2013

		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Balance Sheets as of May 31, 2013 (Unaudited) and August 31, 2012	4
	Statements of Operations for Three and Nine Months ended May 31, 2013 and 2012 and the period from January 3, 2001 (inception) to May 31, 2013 (Unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from January 3, 2001 (inception) to May 31, 2013 (Unaudited)	6
	Statements of Cash Flows for the Nine Months ended May 31, 2013 and 2012 and the period from January 3, 2001 (inception) to May 31, 2013 (Unaudited)	8
	Notes to the Condensed Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

SIGNATURES		22

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	May 31,	August 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current assets

Cash and cash equivalents	$-	$38
Total Current Assets	-	38

Equipment, Net of accumulated depreciation	9,620	12,764

Total Assets	9,620	12,802

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Bank overdrafts	$21	$-
Accounts payable	21,821	20,571
Accrued interest, related party	7,403	4,551
Due to related parties	55,194	43,537
Total current liabilities	84,439	68,659

Stockholders' equity (deficit)

Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000 (post-reverse split) shares issued and outstanding as of May 31, 2013 and August 31, 2012	1	1
Common stock, $0.001 par value, 580,000,000 shares authorized, 60,403 and 60,200 (post-reverse split) shares issued and outstanding as of May 31, 2013 and August 31, 2012	60	60
Additional paid-in capital	180,459	180,459
Deficit accumulated during the development stage	(255,339)	(236,377)
Total (deficiency in) stockholders' equity	(74,819)	(55,857)

Total liabilities and (deficiency in) stockholders' equity	$9,620	$12,802

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the	For the	For the	For the	January 3, 2001
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	(inception) to
	May 31,	May 31,	May 31,	May 31,	May 31,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	1,722	757	4,316	1,871	38,059
Professional Fees	3,200	3,073	8,650	7,223	181,157
Depreciation	1,048	1,048	3,144	3,144	15,720

Total operating expenses	5,970	4,878	16,110	12,238	234,936

Net Operating Loss	(5,970)	(4,878)	(16,110)	(12,238)	(234,936)

Other income (expense):
Interest expense	(983)	(458)	(2,852)	(1,955)	(7,403)
Offering costs	-	-	-	-	(13,000)
Total other expense	(983)	(458)	(2,852)	(1,955)	(20,403)

Loss before provision for income taxes	(6,953)	(5,336)	(18,962)	(14,193)	(255,339)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(6,953)	$(5,336)	$(18,962)	$(14,193)	$(255,339)

Net income (loss) per share - basic	$(0.12)	$(0.09)	$(0.31)	$(0.24)

Net income (loss) per share - diluted	$(0.12)	$(0.09)	$(0.31)	$(0.24)

Weighted average shares outstanding - basic (post-reverse split)	60,403	60,200	60,403	60,200

Weighted average shares outstanding - diluted (post-reverse split)	60,403	60,200	60,403	60,200

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

							(Deficit)
						Common	Accumulated
	Preferred Stock		Common Stock		Additional	Stock	During	Total
	(Post-Reverse Split)		(Post-Reverse Split)		Paid-In	Subscriptions	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Common stock issued to founder at $1 (post-reverse split) per share, of which $500 was paid in cash	-	$-	1,200	$1	$1,199	$-	$-	$1,200

Sale of common stock for cash	-	-	3,000	3	14,997	-	-	15,000

Net loss for the year ended August 31, 2001	-	-	-	-	-	-	(16,200)	(16,200)

Balance, August 31, 2001	-	-	4,200	4	16,196	-	(16,200)	-

Issunce of common stock for professional fees	-	-	25,000	25	124,975	-	-	125,000

Net loss for the year ended August 31, 2002	-	-	-	-	-	-	(125,000)	(125,000)

Balance, August 31, 2002	-	-	29,200	29	141,171		(141,200)	-

Net loss for the year ended August 31, 2003	-	-	-	-	-	-	-	-

Balance, August 31, 2003	-	-	29,200	29	141,171		(141,200)	-

Net loss for the year ended August 31, 2004	-	-	-	-	-	-	-	-

Balance, August 31, 2004	-	-	29,200	29	141,171		(141,200)	-

Net loss for the year ended August 31, 2005	-	-	-	-	-	-	-	-

Balance, August 31, 2005	-	-	29,200	29	141,171		(141,200)	-

Net loss for the year ended August 31, 2006	-	-	-	-	-	-	-	-

Balance, August 31, 2006	-	-	29,200	29	141,171		(141,200)	-

Net loss for the year ended August 31, 2007	-	-	-	-	-	-	-	-

Balance, August 31, 2007	-	-	29,200	29	141,171		(141,200)	-

Net loss for the year ended August 31, 2008	-	-	-	-	-	-	-	-

Balance, August 31, 2008	-	-	29,200	29	141,171		(141,200)	-

Issuance of convertible preferred stock for cash	2,000	2	-	-	4,998	-	-	5,000

Issuance of founder's shares in exchange for contributed equipment at $1 (post-reverse split) per share	-	-	25,340	25	25,315	-	-	25,340

Common stock subscription receivable issued to founder at $1 (post-reverse split) per share	-	-	8,980	9	8,971	(8,980)	-	-

Previously issued common stock cancelled	-	-	(6,320)	(6)	6	-	-	-

Net loss for the year ended August 31, 2009	-	-	-	-	-	-	-	-

Balance, August 31, 2009	2,000	2	57,200	57	180,461	(8,980)	(141,200)	30,340

Sale of common stock for cash	-	-	-	-	-	8,980	-	8,980

Net loss for the year ended August 31, 2010	-	-	-	-	-	-	(38,421)	(38,421)

Balance, August 31, 2010	2,000	2	57,200	57	180,461		(179,621)	899

Conversion of preferred stock into common, 3:1	(1,000)	(1)	3,000	3	(2)	-	-	-

Net loss for the year ended August 31, 2011	-	-	-	-	-	-	(40,847)	(40,847)

Balance, August 31, 2011	1,000	1	60,200	60	180,459		(220,468)	(39,948)

Net loss for the year ended August 31, 2012	-	-	-	-	-	-	(15,909)	(15,909)

Balance, August 31, 2012	1,000	1	60,200	60	180,459	-	(236,377)	(55,857)

Net loss for the nine months ended May 31, 2013	-	-	-	-	-	-	(18,962)	(18,962)

Stock issued for fractional shares	-	-	203		-	-	-

Balance, May 31, 2013	1,000	1	60,403	60	180,459	-	(255,339)	(74,819)

See accompanying notes to these financial statements.

   SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			January 3,
	For the	For the	2001
	Nine Months Ended	Nine Months Ended	(inception) to
	May 31,	May 31,	May 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(18,962)	$(14,193)	$(255,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,144	3,144	15,720
Shares issued for services	-	-	125,000
Changes in assets and liabilities:
Accounts Payable	1,250	787	21,821
Accrued Expenses	-	(5,200)	-
Accrued Interest, related party	2,852	1,955	7,403

Net cash provided by (used in) operating activities	(11,716)	(13,507)	(85,395)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank overdrafts	21	-	21
Proceeds from sale of common stock and preferred stock	-	-	30,180
Proceeds from officer, loans, related party	11,657	13,580	55,194

Net cash provided by (used in) financing activities	11,678	13,580	85,395

Net Increase (Decrease) in cash and cash equivalents	(38)	73	-

Cash and cash equivalents at beginning of period	38	37	-

Cash and cash equivalents at end of period	$-	$110	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued for services	-	-	125,000
Value of common stock issued for equipment	-	-	25,340
Non-cash preferred stock conversion	-	-	3,000

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

Basis of presentation
The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.  All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 2013. It is suggested that these interim condensed financial statements be read in conjunction with the Form 10-K.

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

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had bank overdrafts of $21 at May 31, 2013 and cash and cash equivalents of $38 at August 31, 2012.

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

Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $255,339, and a working capital deficit of $84,439 as of May 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party Transactions

From time to time the Company has received loans from the former CEO, Robert Timothy, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 8% was $5,445 and $5,445 at May 31, 2013 and August 31, 2012, respectively.  Accrued interest of $1,576 and $1,251 was outstanding as of May 31, 2013 and August 31, 2012, respectively.

From time to time the Company has received loans from the Company’s CEO, Gerald Ricks, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 8% was $22,519 and $22,519 at May 31, 2013 and August 31, 2012, respectively. Accrued interest of $3,024 and $1,677 was outstanding as of May 31, 2013 and August 31, 2012, respectively.

From time to time the Company has received loans from a major shareholder, BK Consulting, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 8% was $27,230 and $15,573 at May 31, 2013 and August 31, 2012. Accrued interest of $2,803 and $1,625 was outstanding as of May 31, 2013 and August 31, 2012, respectively.

Total amounts due to related parties were $55,194 and $43,537 at May 31, 2013 and August 31, 2012, respectively.

The Company has accrued interest of $7,403 and $4,551 to related parties as of May 31, 2013 and August 31, 2012, respectively.

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

On April 2, 2013 the Company received an unsecured loan of $23, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

On April 12, 2013 the Company received an unsecured loan of $1,250, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

On April 30, 2013 the Company received an unsecured loan of $1,950, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

On May 1, 2013 the Company received an unsecured loan of $25, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

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

On December 31, 2010, the Board of Directors appointed James Hughes to the Board of Directors.

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 4 – Equipment

Equipment consists of the following:

	May 31, 2013	August 31, 2012

Computer equipment	$10,000	$10,000
Furniture and fixtures	15,340	15,340
	25,340	25,340
Less accumulated depreciation	(15,720)	(12,576)
	$9,620	$12,764

Depreciation expense totaled $1,048 and $3,144 for the three and nine months ended May 31, 2013 and $1,048 and $3,144 for the three and nine months ended May 31, 2012, respectively.

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

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock as of May 31, 2013 and August 31, 2012.  The Company has 1,000 (post-reverse split) shares of preferred stock issued and outstanding as of May 31, 2013 and August 31, 2012.

Common stock

During the nine months ended May 31, 2013 the Company issued an aggregate of 203 shares of common stock to shareholders for fractional shares from the November 23, 2012 reverse stock-split noted above.

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

The Company is authorized to issue 580,000,000 shares of $0.001 par value common stock as of May 31, 2013 and August 31, 2012.  The Company has 60,403 and 60,200 (post-reverse split) shares of common stock issued and outstanding as of May 31, 2013 and August 31, 2012.

Note 6 – Subsequent Events

On June 7, 2013 the Company received an unsecured loan of $1,100, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Sport Endurance, Inc. (“Sport Endurance”) is a Nevada corporation that intends to manufacture and distribute a line of sports energy drinks.  Production and distribution has not yet commenced, as such, the Company is considered to be in the development stage.

For the nine months ended May 31, 2013, we had a net loss of $18,962 as compared to a net loss of $14,193 for the nine months ended May 31, 2012.  Our accumulated deficit as of May 31, 2013 was $255,339.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended May 31, 2013 and 2012

Revenues

The Company had no revenues during the three month periods ending May 31, 2013 and 2012.

General and administrative expenses

General and administrative expenses were $1,722 for the three months ended May 31, 2013 compared to $757 for the three months ended May 31, 2012, an increase of $965. The increase in general and administrative expense for the three months ended May 31, 2013 compared to the three months ended May 31, 2012 was due primarily to an increase in stock servicing costs and bank service charges.

Professional fees

Professional fees were $3,200 for the three months ended May 31, 2013 compared to $3,073 for the three months ended May 31, 2012, a increase of $127.  The increase in professional fees for the three months ended May 31, 2013 compared to the three months ended May 31, 2012 was due primarily to the increase in accounting and legal fees.

Depreciation

Depreciation expense for the three months ended May 31, 2013 totaled $1,048 compared to $1,048 for the three months ended May 31, 2012.  We anticipate our quarterly depreciation expense to continue to be $1,048 for the near term.

Interest expense

Interest expense for the three months ended May 31, 2013 was $983 compared to $458 for the three months ended May 31, 2012, an increase of $525.

Net loss

For the reasons above, our net loss for the three months ended May 31, 2013 was $6,593 compared to $5,336 for the three months ended May 31, 2012, an increase of $1,617 or approximately 30%.

Results of Operations for the Nine Months Ended May 31, 2013, and May 31, 2012

Revenues

The Company had no revenues during the nine month periods ending May 31, 2013 and May 31, 2012.

General and administrative expenses

General and administrative expenses were $4,316 for the nine months ended May 31, 2013 compared to $1,871 for the nine months ended May 31, 2012, an increase of $2,445. The increase in general and administrative expense for the nine months ended May 31, 2013 compared to the nine months ended May 31, 2012 was due primarily to the increase in stock servicing costs.

Professional fees

Professional fees were $8,650 for the nine months ended May 31, 2013 compared to $7,223 for the nine months ended May 31, 2012, an increase of $1,427. The increase in professional fees for the nine months ended May 31, 2013 compared to the nine months ended May 31, 2012 was due primarily to increase accounting and legal fees.

Depreciation

Depreciation expense for the nine months ended May 31, 2013 totaled $3,144 compared to $3,144 for the nine months ended May 31, 2012.  We anticipate our quarterly depreciation expense to continue to be $1,048 for the near term.

Interest expense

Interest expense for the nine months ended May 31, 2013 was $2,852 compared to $1,955 for the nine months ended May 31, 2012, an increase of $897.  The increase in interest expense is due to interest on loans from related parties that were not outstanding during the comparable previous period.

Net loss

For the reasons above, our net loss for the nine months ended May 31, 2013 was $18,962 compared to $14,193 for the nine months ended May 31, 2012, an increase of $4,769 or approximately 34%.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at May 31, 2013 compared to August 31, 2012.

	May 31, 2013	August 31, 2012

Current Assets	$0	$38

Current Liabilities	$84,439	$68,659

Working Capital (Deficit)	$(84,439)	$(68,621)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of May 31, 2013, we had a working capital deficit of $84,439.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the nine months ended May 31, 2013 we did not receive any proceeds from private placements.  During nine months ended May 31, 2013, we received a total of $11,657 in unsecured loans due on demand, bearing interest at 8%, from related parties. There is no guarantee that the related parties will be willing to commit any further loans to the Company at this time.

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

As of May 31, 2013, we had bank overdrafts of $21. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $255,339 and a working capital deficit of $84,439 at May 31, 2013, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of May 31, 2013, we had no employees, other than our non-paid CEO, Gerald Ricks, who replaced Robert Timothy, who resigned on December 15, 2010.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

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

SPORT ENDURANCE, INC.

Date: July 15, 2013	By:	/s/ Gerald Ricks
Gerald Ricks
President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)