Form 10-K
period 2013-08-31
Sport Endurance, Inc.
filed 2013-11-26
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2013

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
Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $39,262

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 60,403 shares of $0.001 par value common stock outstanding as of November 25, 2013.

SPORT ENDURANCE, INC.
FORM 10-Q
Quarterly Period Ended August 31, 2013

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

We have not yet received any revenues from our development stage operations, nor have we otherwise engaged in any business operations. Sport Endurance is a development stage company and in the absence of revenues and operations the Independent Audit Report dated November 26, 2013, cites a going concern. The going concern statement opinion issued by the independent auditors is the result of a lack of operations and working capital.

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

Presently we have no revenues and development stage operating loss from inception to August 31, 2013 of $330,547.  We expect to incur further losses for the foreseeable future due to additional costs and expenses related to:

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

WE MAY NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.

The development of our services and product will require the commitment of resources to increase the advertising, marketing and future expansion of our business. In addition, expenditures will be required to enable us to conduct existing and planned business research, development of products and associate offices, and marketing of our existing and future services and products. Currently, we have no established bank-financing arrangements and as of August 31, 2013 the company has $89,361 in working capital deficit.  We would need to seek additional financing through subsequent future private offering of our equity securities, or through strategic partnerships and other arrangements with corporate partners.

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

Our independent auditors noted in their report accompanying our financial statements for the period ended August 31, 2013 that we have not made a profit. As of August 31, 2013, we had a cumulative loss of $330,547. They further stated that the uncertainty related to these conditions raised substantial doubt about our ability to continue as a going concern.  At August 31, 2013, we had bank overdrafts of $22.  We do not currently have sufficient capital resources to fund operations.  To stay in business we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year 2013.

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

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED AUGUST 31, 2013:
First Quarter	$16.00	$0.50
Second Quarter	$1.00	$0.65
Third Quarter	$0.65	$0.51
Fourth Quarter	$0.51	$0.36

(b) Holders of Common Stock

We are authorized to issue 580,000,000 shares of common stock, $0.001 par value per share. Currently we have 60,200 shares of common stock issued and outstanding.  As of August 31, 2013, there were nine (9) shareholders of the Company’s common stock.  As of October 8, 2013, the closing price of the Company’s shares of common stock was $0.90 per share.  Island Stock Transfer (telephone: (727)-289-0010; facsimile: (727) 289-0069 is the registrar and transfer agent for our common stock.

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

(e) Recent Sales of Unregistered Securities

Options and Warrants Issued

No options or warrants were issued during the year ended August 31, 2013.

Options and Warrants Cancelled

No options or warrants were cancelled during the year ended August 31, 2013.

Options and Warrants Expired

No options or warrants expired during the year ended August 31, 2013.

Options Exercised

No options were exercised during the year ended August 31, 2013.

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

For the year ended August 31, 2013, we had a net loss of $94,170 as compared to a net loss of $15,909 for the year ended August 31, 2012.  Our accumulated deficit as of August 31, 2013 was $330,547.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

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

Results of Operations for the Years Ended August 31, 2013 and 2012

The following table summarizes selected items from the statement of operations for the year ended August 31, 2013 compared to August 31, 2012.

	For the Years Ended
	August 31,		Increase /
	2013	2012	(Decrease)
General and administrative	$6,038	$2,143	$3,895
Professional fees	11,850	6,882	4,968
Depreciation	4,192	4,192	-
Net Operating (Loss)	(22,080)	(13,217)	8,863

Total other income (expense)	(72,090)	(2,692)	63,398
Net (Loss)	$(94,170)	$(15,909)	$78,261

Revenues

The Company had no revenues during the years ending August 31, 2013 and 2012.

General and administrative expenses

General and administrative expenses were $6,038 for the year ended August 31, 2013 compared to $2,143 for the year ended August 31, 2012, an increase of $3,895. The increase in general and administrative expense for the year ended August 31, 2013 compared to 2012 was due primarily to an increase in transfer agent expenses related to maintaining our stock issuances to shareholders.

Professional fees

Professional fees were $11,850 for the year ended August 31, 2013 compared to $6,882 for the year ended August 31, 2012, an increase of $4,698. The increase in professional fees for the year ended August 31, 2013 compared to 2012 was due primarily to an increase in legal and accounting fees.

Depreciation

Depreciation expense for the year ended August 31, 2013 totaled $4,192 compared to $4,192 for the year ended August 31, 2012.  We anticipate our annual depreciation expense to continue to be $4,192 for the near term.

Interest expense

Interest expense for the year ended August 31, 2013 was $72,090 compared to $2,692 for the year ended August 31, 2012, an increase of $69,398.  Approximately 94.4% of the interest expense was associated with the amortization of the discounts on the Company’s convertible notes.

Net loss

For the reasons above, the Company had a net loss for the year ended August 31, 2013 of $94,170 an increase of $78,261 compared to a net loss of $15,909 during the year ended August 31, 2012.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at August 31, 2013 compared to August 31, 2012.

	August 31,	August 31,
	2013	2012

Current Assets	$0	$38

Current Liabilities	$89,361	$68,659

Working Capital (Deficit)	$(89,361)	$(68,621)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of August 31, 2013, we had a working capital deficit of $89,361.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the year ending August 31, 2013 we did not receive any proceeds from private placements.  During year ended August 31, 2013, we received a total of $11,657 in unsecured loans due on demand, bearing interest at 8%, from related parties.  During the fourth quarter of the year ended August 31, 2013 the Company amended the terms of the notes whereby they no longer bear interest and are convertible at the holders discretion into shares of the Company’s common stock at $0.002 per share.  During the year ended August 31, 2013, the Company also received a total of $5,471 in unsecured convertible loans due on demand, from related parties.  These convertible notes are convertible to common stock at a rate of $0.002 per share at the holder’s discretion.  There is no guarantee that the related parties will be willing to commit any further loans to the Company at this time.

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

As of August 31, 2013, we had bank overdrafts of $22. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $330,547 and a working capital deficit of $89,361 at August 31, 2013, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of August 31, 2013, we had no employees, other than our non-paid CEO, Gerald Ricks, who replaced Robert Timothy, who resigned on December 15, 2010.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

Assuming we are able to pursue revenue through the commencement of sales of our sports energy drinks; we anticipate an increase of personnel and may need to hire employees.  In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

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

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sport Endurance, Inc.
(a development stage company)

We have audited the accompanying balance sheets of Sport Endurance, Inc (a development stage company) as of August 31, 2013 and 2012 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and the period from January 3, 2001 (inception) to August 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements for the periods described above present fairly, in all material respects, the financial position of Sport Endurance, Inc., as of August 31, 2013 and 2012, and the results of its operations, stockholders’ equity (deficit) and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
November 26, 2013

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	August 31,	August 31,
	2013	2012
ASSETS
Current assets

Cash and cash equivalents	$-	$38
Total Current Assets	-	38

Equipment, Net of accumulated depreciation	8,572	12,764

Total Assets	8,572	12,802

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Bank Overdrafts	$22	$-
Accounts payable	21,271	20,571
Accrued interest, related party	-	4,551
Notes payable, related party	-	43,537
Convertible debt	68,068	-
Total current liabilities	89,361	68,659

Stockholders' equity (deficit)

Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000 (post-reverse split) shares issued and outstanding as of August 31, 2013 and 2012	1	1
Common stock, $0.001 par value, 580,000,000 shares authorized, 60,403 and 60,200 (post-reverse split) shares issued and outstanding as of August 31, 2013 and 2012	60	60
Additional paid-in capital	249,697	180,459
Deficit accumulated during the development stage	(330,547)	(236,377)
Total (deficiency in) stockholders' equity	(80,789)	(55,857)

Total liabilities and (deficiency in) stockholders' equity	$8,572	$12,802

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the	For the	January 3, 2001
	Year Ended	Year Ended	(inception) to
	August 31,	August 31,	August 31,
	2013	2012	2013

Revenue	$-	$-	$-

Operating expenses:
General and administrative	6,038	2,143	39,781
Professional Fees	11,850	6,882	184,357
Depreciation	4,192	4,192	16,768

Total operating expenses	22,080	13,217	240,906

Net Operating Loss	(22,080)	(13,217)	(240,906)

Other income (expense):
Interest expense	(72,090)	(2,692)	(76,641)
Offering costs	-	-	(13,000)
Total other expense	(72,090)	(2,692)	(89,641)

Loss before provision for income taxes	(94,170)	(15,909)	(330,547)

Provision for income taxes	-	-	-

Net income (loss)	$(94,170)	$(15,909)	$(330,547)

Net income (loss) per share - basic	$(1.56)	$(0.26)

Net income (loss) per share - diluted	$(1.56)	$(0.26)

Weighted average shares outstanding - basic (post-reverse split)	60,403	60,200

Weighted average shares outstanding - diluted (post-reverse split)	60,403	60,200

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							(Deficit)
						Common	Accumulated	Total
	Preferred Stock		Common Stock		Additional	Stock	During	Stockholder's
	(Post-Reverse Split)		(Post-Reverse Split)		Paid-In	subscriptions	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Common stock issued to founder at $1 (post-reverse split) per share, of which $500 was paid in cash	-	$-	1,200	$1	$1,199	$-	$-	$1,200
Sale of common stock for cash	-	-	3,000	3	14,997	-	-	15,000
Net loss for the year ended August 31, 2001	-	-	-	-	-	-	(16,200)	(16,200)
Balance, August 31, 2001	-	-	4,200	4	16,196	-	(16,200)	-
Issuance of common stock for professional fees	-	-	25,000	25	124,975	-	-	125,000
Net loss for the year ended August 31, 2002	-	-	-	-	-	-	(125,000)	(125,000)
Balance, August 31, 2002	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2003	-	-	-	-	-	-	-	-
Balance, August 31, 2003	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2004	-	-	-	-	-	-	-	-
Balance, August 31, 2004	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2005	-	-	-	-	-	-	-	-
Balance, August 31, 2005	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2006	-	-	-	-	-	-	-	-
Balance, August 31, 2006	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2007	-	-	-	-	-	-	-	-
Balance, August 31, 2007	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2008	-	-	-	-	-	-	-	-
Balance, August 31, 2008	-	-	29,200	29	141,171		(141,200)	-
Issuance of convertible preferred stock for cash	2,000	2	-	-	4,998	-	-	5,000
Issuance of founder's shares in exchange for contributed equipment at $1 (post-reverse split) per share	-	-	25,340	25	25,315	-	-	25,340
Common stock subscription receivable issued to founder at $1 (post-reverse split) per share	-	-	8,980	9	8,971	(8,980)	-	-
Previously issued common stock cancelled	-	-	(6,320)	(6)	6	-	-	-
Net loss for the year ended August 31, 2009	-	-	-	-	-	-	-	-
Balance, August 31, 2009	2,000	2	57,200	57	180,461	(8,980)	(141,200)	30,340
Sale of common stock for cash	-	-	-	-	-	8,980	-	8,980
Net loss for the year ended August 31, 2010	-	-	-	-	-	-	(38,421)	(38,421)
Balance, August 31, 2010	2,000	2	57,200	57	180,461		(179,621)	899
Conversion of preferred stock into common, 3:1	(1,000)	(1)	3,000	3	(2)	-	-	-
Net loss for the year ended August 31, 2011	-	-	-	-	-	-	(40,847)	(40,847)
Balance, August 31, 2011	1,000	1	60,200	60	180,459		(220,468)	(39,948)
Net loss for the year ended August 31, 2012	-	-	-	-	-	-	(15,909)	(15,909)
Balance, August 31, 2012	1,000	1	60,200	60	180,459	-	(236,377)	(55,857)
Stock issued for fractional shares	-	-	203	-	-	-	-	-
Imputed interest on convertible debt	-	-	-	-	1,170	-	-	1,170
Discount related to beneficial converstion feature on convertible debt	-	-	-	-	68,068	-	-	68,068
Net loss for the year ended August 31, 2013	-	-	-	-	-	-	(94,170)	(94,170)
Balance, August 31, 2013	1,000	1	60,403	60	249,697	-	(330,547)	(80,789)

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			January 3,
	For the	For the	2001
	Year Ended	Year Ended	(inception) to
	August 31,	August 31,	August 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(94,170)	$(15,909)	$(330,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,192	4,192	16,768
Shares issued for services	-	-	125,000
Amortization of beneficial conversion feature	68,068	-	68,068
Imputed interest	1,170	-	1,170
Changes in assets and liabilities:
Accounts Payable	700	37	21,271
Accrued Expenses	-	(8,749)	-
Accrued Interest, related party	2,852	2,692	7,403

Net cash provided by (used in) operating activities	(17,188)	(17,737)	(90,867)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank overdrafts	22	-	22
Proceeds from sale of common stock and preferred stock	-	-	30,180
Proceeds from officer, loans, related party	-	17,738	43,537
Proceeds from convertible debt	17,128	-	17,128

Net cash provided by (used in) financing activities	17,150	17,738	90,867

Net Increase (Decrease) in cash and cash equivalents	(38)	1	-

Cash and cash equivalents at beginning of period	38	37	-

Cash and cash equivalents at end of period	$-	$38	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on beneficial conversion feature	68,068	-	68,068
Reclassification of notes payable to convertible debt	62,597	-	62,597
Value of common stock issued for services	-	-	125,000
Value of common stock issued for equipment	-	-	25,340
Non-cash preferred stock conversion	-	-	3,000

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

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had cash and cash equivalents of $0 and $38 as of August 31, 2013 and 2012.

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
Notes to Financial Statements

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

Stock-based compensation
The Company adopted FASB guidance on stock based compensation upon inception at August 26, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  The Company has not had any stock options issued for services and compensation from inception through the period ended as presented, and the only issuance of stock for services from inception through the periods presented occurred on February 10, 2002 with the issuance of 25,000 (post-reverse split) shares valued at $125,000 (post-reverse split).

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

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Financial Statements

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
Notes to Financial Statements

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

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $330,547, and a working capital deficit of $89,361 as of August 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Notes Payable
From time to time the Company has received loans from the former CEO, Robert Timothy, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 8% was $5,445 and $5,445 at May 31, 2013 and August 31, 2012, respectively.  Accrued interest of $1,576 and $1,251 was outstanding as of May 31, 2013 and August 31, 2012, respectively.

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Financial Statements

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

On June 3, 2013 the Company amended the terms of the above notes whereby the outstanding principal in the amount of $55,194 and any accrued interest as of May 31, 2013 would be convertible into the Company’s common stock at a rate of $0.002 per share at the holder’s discretion. As of June 3, 2013 the notes no longer bear interest.  As a result the Company reclassified $55,194 of notes payable and $7,403 of accrued interest to convertible debt during the three months ended August 31, 2013.

During the year ended August 31, 2013 the Company issued convertible promissory notes for aggregate proceeds in the amount of $5,471.  The loans are non-interest bearing and convertible at the holder’s discretion into Common Stock at a price of $0.002 per share.

As of August 31, 2013 the balance of the convertible debt was $68,068.  The Company recorded imputed interest in the amount of $1,170 at a rate of 8% on the outstanding convertible notes.

Discounts on Convertible Notes Payable
The Company calculates any beneficial conversion feature embedded in its convertible notes via the intrinsic value method.  The conversion feature was considered a discount to the notes, to the extent the aggregate value of the conversion feature did not exceed the face value of the notes.  These discounts are amortized to interest expense through earlier of the term or conversion of the notes. During the year ended August 31, 2013 the Company recorded debt discounts in the amount of $68,068.  During the year ended August 31, 2013 the Company amortized debt discounts to interest expense in the aggregate amount of $68,068.

Transactions
From January 3, 2001 (inception) through December 15, 2010, the Company received unsecured loans of $5,445, due on demand, bearing interest at 8% from the Company’s former CEO, Robert Timothy.

During the year ended August 31, 2011, the Company received unsecured loans of $9,214, due on demand, bearing interest at 8%, from the Company’s CEO, Gerald Ricks.

During the year ended August 31, 2011, the Company received unsecured loans of $11,140, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

During the year ended August 31, 2012, the Company received unsecured loans of $13,305, due on demand, bearing interest at 8%, from the Company’s CEO, Gerald Ricks, to fund operations

During the year ended August 31, 2012, the Company received unsecured loans of $4,433, due on demand, bearing interest at 8%, from a major shareholder, BK Consulting, to fund operations.

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
Notes to Financial Statements

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

On June 3, 2013 the Company received an unsecured convertible loan of $23, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.  Due to the beneficial conversion feature the Company recorded a discount on the convertible note in the amount of $23.

On June 7, 2013 the Company received an unsecured convertible loan of $1,100, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.  Due to the beneficial conversion feature the Company recorded a discount on the convertible note in the amount of $1,100.

On July 1, 2013 the Company received an unsecured convertible loan of $23, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.  Due to the beneficial conversion feature the Company recorded a discount on the convertible note in the amount of $23.

On July 8, 2013 the Company received an unsecured convertible loan of $1,250, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.  Due to the beneficial conversion feature the Company recorded a discount on the convertible note in the amount of $1,250.

On July 31, 2013 the Company received an unsecured convertible loan of $1,950, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.  Due to the beneficial conversion feature the Company recorded a discount on the convertible note in the amount of $1,950.

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Financial Statements

On July 31, 2013 the Company received an unsecured convertible loan of $1,100, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.  Due to the beneficial conversion feature the Company recorded a discount on the convertible note in the amount of $1,100.

On August 1, 2013 the Company received an unsecured convertible loan of $25, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.  Due to the beneficial conversion feature the Company recorded a discount on the convertible note in the amount of $25.

Change in Management
On December 15, 2010, the former CEO, Robert Timothy, resigned as from the Board of Directors and his position as CEO, and appointed Gerald Ricks as the Chairman of the Board of Directors and CEO.

On December 30, 2010, the Board of Directors dismissed Ronald Schurman as Secretary and Treasurer and appointed Vincent Kelly to the Board and positions of Secretary and Treasurer.

On December 31, 2010, the Board of Directors appointed James Hughes to the Board of Directors.

Note 4 – Equipment

Equipment consists of the following:

	August 31, 2013	August 31, 2012

Computer equipment	$10,000	$10,000
Furniture and fixtures	15,340	15,340
	25,340	25,340
Less accumulated depreciation	(16,768)	(12,576)
	$8,572	$12,764

Depreciation expense totaled $4,192 and $4,192 for the years ended August 31, 2013 and August 31, 2012, respectively.

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

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Financial Statements

The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock as of August 31, 2012 and 2011.  The Company has 1,000 shares of preferred stock issued and outstanding as of August 31, 2012 and 2011.

Common stock
During the year ended August 31, 2013 the Company issued an aggregate of 203 shares of common stock to shareholders for fractional shares from the November 23, 2012 reverse stock-split noted above.

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

The Company is authorized to issue 580,000,000 shares of $0.001 par value common stock as of August 31, 2013 and 2012.  The Company has 60,403 and 60,200 shares of common stock issued and outstanding as of August 31, 2013 and 2012.

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

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Financial Statements

The following table provides a summary of the fair values of assets and liabilities:

Fair Value Measurements at
August 31, 2013	Carrying Value August 31, 2013	Level 1	Level 2	Level 3

Assets	$-	$-	$-	$-

Fair Value Measurements at
August 31, 2013	Carrying Value August 31, 2013	Level 1	Level 2	Level 3

Liabilities	$-	$-	$-	$-

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

As of August 31, 2013, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	August 31,	August 31,
	2013	2012
Federal and State Statutory Rate	35.00%	35.00%
Net operating loss carry forwards	$106,991	$98,265
Valuation allowance for deferred tax assets	(106,991)	(98,265)
Net deferred tax assets	$-	$-

As of August 31, 2013, the Company had net operating loss carry forwards of approximately $305,688 available to offset future taxable income.  The net operating loss carry forwards, if not utilized, will begin to expire in 2021.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at August 31, 2013.  The Company had no uncertain tax positions as of August 31, 2013.

Note 8 – Subsequent Events

On September 3, 2013 the Company received an unsecured convertible loan of $23, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.  Due to the beneficial conversion feature the Company recorded a discount on the convertible note in the amount of $23.

On October 07, 2013 the Company received an unsecured convertible loan of $1,650, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.  Due to the beneficial conversion feature the Company recorded a discount on the convertible note in the amount of $1,650.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive, evaluated the effectiveness of the Company’s internal control over financial reporting as of August 31, 2013. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.
As of August 31, 2013, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees and consultants its accounting policies and procedures.  This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of August 31, 2013, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2013 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended August 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position	Director Since

Gerald Ricks	74	Chief Executive Officer	December 15, 2010
Vincent Kelly	50	Chief Financial Officer	December 30, 2010
James Hughes	58	Director	December 30, 2010

MANAGEMENT BIOGRAPHIES

Gerald Ricks CHIEF EXECUTIVE OFFICER PRESIDENT, (PRINCIPAL EXECUTIVE OFFICER)

Gerald Ricks aged 74, is the Chief Executive Officer, President (Principal Executive Officer) of the Company.  He was appointed December 15, 2010. Gerald Ricks vision and passion is matched only by his determination and drive. He will continue to be an instrumental part of the development of this organization. He is a master-level network marketer and an experienced business executive. Gerald or “Jerry” is truly committed to building Sport Endurance Inc. into the industry standard of network marketing organizations.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the fiscal years ended August 31, 2013 and 2012:

Summary Compensation Table
Name and
Principal	Fiscal		Stock	Option	All
Position	Year	Salary	Awards	Awards	Other	Total
(a)	(b)	(c)	(e)(1)	(f)(1)	Compensation	Compensation

Gerald Ricks, CEO	2013	$-0-	$-0-	$-0-	$-0-	$-0-
	2012	$-0-	$-0-	$-0-	$-0-	$-0-

Vincent Kelly, CFO	2013	$-0-	$-0-	$-0-	$-0-	$-0-
	2012	$-0-	$-0-	$-0-	$-0-	$-0-

Robert Timothy, Former CEO (2)(3)	2013	$-0-	$-0-	$-0-	$-0-	$-0-
	2012	$-0-	$-0-	$-0-	$-0-	$-0-

Ronald Schuurman, Former CFO	2013	$-0-	$-0-	$-0-	$-0-	$-0-
	2012	$-0-	$-0-	$-0-	$-0-	$-0-

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

Outstanding Equity Awards at Fiscal Year End

We have no outstanding equity awards, including common stock options.

Director Compensation

The table below summarizes the compensation that we paid to non-employee directors for the year ended August 31, 2012.

Name (a)	Year	Stock Awards ($) (c)	Option Awards ($) (d)	All Other Compensation ($) (g)(1)	Total ($) (h)

(1)(2)Robert Timothy	2013	$-0-	$-0-	$-0-	$-0-
Gerald Ricks	2013	$-0-	$-0-	$-0-	$-0-
Vincent Kelly	2013	$-0-	$-0-	$-0-	$-0-
James Hughes	2013	$-0-	$-0-	$-0-	$-0-

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the common and preferred stock as of August 31, 2013, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group.

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

Name and Address of Beneficial Holder	Shares of Common Stock (post-reverse split)	Percentage of Common Stock
BK Consulting Inc, 318 North Carson Street	21,700	35.93%
Carson City, NV 89701 (1)
Ralph Montrone, 1844 S 3850 West	9,000	14.90%
Salt Lake City, Utah 84104 (2)
Gerald Ricks, 1890 South 3850 West	1,000	1.66%
Salt Lake City, Utah 84104 (3)
All executive officers and directors as a group.	1,000	1.66%

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for August 31, 2013 and 2012.

	August 31,	August 31,
	2013	2012
Audit fees:
M&K CPAS, PLLC	$7,250	$7,950
Audit-related fees:
M&K CPAS, PLLC	—	—
Tax fees:	—	—
All other fees:	—	—
Total fees paid or accrued to our principal accountant	$7,250	$7,950

We do not have an Audit Committee.  Our board of directors acted as the Company's Audit Committee during the fiscal year ended August 31, 2013, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

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
Gerald Ricks Chief Executive Officer Date: November 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gerald Ricks	Chief Executive Officer	November 26, 2013
Gerald Ricks	(principal executive officer)

/s/ Vincent Kelly	Chief Financial Officer	November 26, 2013
Vincent Kelly	(principal financial officer) (principal accounting officer)

/s/ James Hughes	Director	November 26, 2013
James Hughes