Form 10-Q
period 2014-02-28
Sport Endurance, Inc.
filed 2014-04-14
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

or

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 31,358,903 shares of $0.001 par value common stock outstanding as of April 7, 2014.

SPORT ENDURANCE, INC.

FORM 10-Q
Quarterly Period Ended February 28, 2014

		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Balance Sheets as of February 28, 2014 (Unaudited) and August 31, 2013	4
	Statements of Operations for Three and Six Months ended February 28, 2014 and 2013 and the period from January 3, 2001 (inception) to February 28, 2014 (Unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from January 3, 2001 (inception) to August 31, 2013 (Audited) and for the six months ended February 28, 2014 (Unaudited)	6
	Statements of Cash Flows for the Six Months ended February 28, 2014 and 2013 and the period from January 3, 2001 (inception) to February 28, 2014 (Unaudited)	7
	Notes to the Condensed Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

SIGNATURES		20

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

	February 28,	August 31,
	2014	2013
ASSETS
Current assets

Cash and cash equivalents	$-	$-
Total Current Assets	-	-

Equipment, net of accumulated depreciation	6,476	8,572

Total Assets	6,476	8,572

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Bank overdrafts	$-	$22
Accounts payable	21,320	21,271
Convertible debt - related party	18,289	68,068
Total current liabilities	39,609	89,361

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000 (post-reverse split) shares issued and outstanding as of February 28, 2014 and August 31, 2013	1	1
Common stock, $0.001 par value, 580,000,000 shares authorized, 31,358,903 and 60,403 (post-reverse split) shares issued and outstanding as of February 28, 2014 and August 31, 2013	31,359	60
Additional paid-in capital	294,279	249,697
Deficit accumulated during the development stage	(358,772)	(330,547)
Total (deficiency in) stockholders' equity	(33,133)	(80,789)

Total liabilities and (deficiency in) stockholders' equity	$6,476	$8,572

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months	January 3, 2001
	Ended	Ended	Ended	Ended	(inception) to
	February 28,	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013	2014

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	1,724	2,322	3,601	2,594	43,382
Professional Fees	3,201	1,950	9,245	5,450	193,602
Depreciation	1,048	1,048	2,096	2,096	18,864

Total operating expenses	5,973	5,320	14,942	10,140	255,848

Net Operating Loss	(5,973)	(5,320)	(14,942)	(10,140)	(255,848)

Other income (expense):
Interest expense	(7,859)	(980)	(13,283)	(1,869)	(89,924)
Offering costs	-	-	-	-	(13,000)
Total other expense	(7,859)	(980)	(13,283)	(1,869)	(102,924)

Loss before provision for income taxes	(13,832)	(6,300)	(28,225)	(12,009)	(358,772)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(13,832)	$(6,300)	$(28,225)	$(12,009)	$(358,772)

Net income (loss) per share - basic	$(0.00)	$(0.10)	$(0.00)	$(0.20)

Net income (loss) per share - diluted	$(0.00)	$(0.10)	$(0.00)	$(0.20)

Weighted average shares outstanding - basic (post-reverse split)	31,358,903	60,200	31,358,903	60,200

Weighted average shares outstanding - diluted (post-reverse split)	31,358,903	60,200	31,358,903	60,200

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

							(Deficit)
						Common	Accumulated	Total
	Preferred Stock		Common Stock		Additional	Stock	During	Stockholders'
	(Post-Reverse Split)		(Post-Reverse Split)		Paid-In	Subscriptions	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Common stock issued to founder at $1 (post-reverse split) per share, of which $500 was paid in cash	-	$-	1,200	$1	$1,199	$-	$-	$1,200
Sale of common stock for cash	-	-	3,000	3	14,997	-	-	15,000
Net loss for the year ended August 31, 2001	-	-	-	-	-	-	(16,200)	(16,200)
Balance, August 31, 2001	-	-	4,200	4	16,196	-	(16,200)	-
Issuance of common stock for professional fees	-	-	25,000	25	124,975	-	-	125,000
Net loss for the year ended August 31, 2002	-	-	-	-	-	-	(125,000)	(125,000)
Balance, August 31, 2002	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2003	-	-	-	-	-	-	-	-
Balance, August 31, 2003	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2004	-	-	-	-	-	-	-	-
Balance, August 31, 2004	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2005	-	-	-	-	-	-	-	-
Balance, August 31, 2005	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2006	-	-	-	-	-	-	-	-
Balance, August 31, 2006	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2007	-	-	-	-	-	-	-	-
Balance, August 31, 2007	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2008	-	-	-	-	-	-	-	-
Balance, August 31, 2008	-	-	29,200	29	141,171		(141,200)	-
Issuance of convertible preferred stock for cash	2,000	2	-	-	4,998	-	-	5,000
Issuance of founder's shares in exchange for contributed equipment at $1 (post-reverse split) per share	-	-	25,340	25	25,315	-	-	25,340
Common stock subscription receivable issued to founder at $1 (post-reverse split) per share	-	-	8,980	9	8,971	(8,980)	-	-
Previously issued common stock cancelled	-	-	(6,320)	(6)	6	-	-	-
Net loss for the year ended August 31, 2009	-	-	-	-	-	-	-	-
Balance, August 31, 2009	2,000	2	57,200	57	180,461	(8,980)	(141,200)	30,340
Sale of common stock for cash	-	-	-	-	-	8,980	-	8,980
Net loss for the year ended August 31, 2010	-	-	-	-	-	-	(38,421)	(38,421)
Balance, August 31, 2010	2,000	2	57,200	57	180,461	-	(179,621)	899
Conversion of preferred stock into common, 3:1	(1,000)	(1)	3,000	3	(2)	-	-	-
Net loss for the year ended August 31, 2011	-	-	-	-	-	-	(40,847)	(40,847)
Balance, August 31, 2011	1,000	1	60,200	60	180,459	-	(220,468)	(39,948)
Net loss for the year ended August 31, 2012	-	-	-	-	-	-	(15,909)	(15,909)
Balance, August 31, 2012	1,000	1	60,200	60	180,459	-	(236,377)	(55,857)
Stock issued for fractional shares	-	-	203	-	-	-	-	-
Imputed interest on convertible debt	-	-	-	-	1,170	-	-	1,170
Discount related to beneficial conversion feature on convertible debt	-	-	-	-	68,068	-	-	68,068
Net loss for the year ended August 31, 2013	-	-	-	-	-	-	(94,170)	(94,170)
Balance, August 31, 2013	1,000	1	60,403	60	249,697	-	(330,547)	(80,789)
Stock issued for conversion of debt	-	-	31,298,500	31,299	31,299	-	-	62,598
Imputed interest on convertible debt	-	-	-	-	465	-	-	465
Discount related to beneficial conversion feature on convertible debt	-	-	-	-	12,818	-	-	12,818
Net loss for the six months ended February 28, 2014	-	-	-	-	-	-	(28,225)	(28,225)
Balance, February 28, 2014	1,000	1	31,358,903	31,359	294,279	-	(358,772)	(33,133)

See accompanying notes to these financial statements.

   SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the	For the	January 3,
	Six Months	Six Months	2001
	Ended	Ended	(inception) to
	February 28,	February 28,	February 28,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(28,225)	$(12,009)	$(358,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,096	2,096	18,864
Shares issued for services	-	-	125,000
Amortization of debt discount	12,818	-	80,886
Imputed interest	465	-	1,635
Changes in assets and liabilities:
Accounts payable	50	700	21,321
Accrued expenses	-	-	-
Accrued interest, related party	-	1,869	7,403

Net cash provided by (used in) operating activities	(12,796)	(7,344)	(103,663)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (Repayments of) bank overdrafts	(22)	-	-
Proceeds from sale of common stock and preferred stock	-	-	30,180
Proceeds from officer, loans, related party	-	7,309	43,537
Proceeds from convertible debt - related party	12,818	-	29,946

Net cash provided by (used in) financing activities	12,796	7,309	103,663

Net Increase (Decrease) in cash and cash equivalents	-	(35)	-

Cash and cash equivalents at beginning of period	-	38	-

Cash and cash equivalents at end of period	$-	$3	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on beneficial conversion feature	12,818	-	80,886
Stock issued for conversion of debt	62,597	-	62,597
Value of common stock issued for services	-	-	125,000
Value of common stock issued for equipment	-	-	25,340
Non-cash preferred stock conversion	-	-	3,000

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

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had cash and cash equivalents of $0 and $0 at February 28, 2014 and August 31, 2013.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $358,772, and a working capital deficit of $39,609 as of February 28, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Conversion of Notes Payable
During the six months ended February 28, 2014, the Company converted $25,543 of convertible debt due to the Company’s CEO, Gerald Ricks, into 12,771,500 shares of common stock.

During the six months ended February 28, 2014, the Company converted $7,021 of convertible debt due to the Company’s former CEO, Robert Timothy, into 3,510,500 shares of common stock.

During the six months ended February 28, 2014, the Company converted $30,033 of convertible debt due to the Company’s major shareholder, BK Consulting, into 15,016,500 shares of common stock.

The above note conversions were converted within the conversion terms.  The Company recorded no gain or loss related to the conversion of these notes.

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

On January 3, 2014 the Company received an unsecured convertible loan of $10, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.

On January 6, 2014 the Company received an unsecured convertible loan of $1,829, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.

On January 13, 2014 the Company received an unsecured convertible loan of $1,250, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.

On January 14, 2014 the Company received an unsecured convertible loan of $1,950, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.

On February 3, 2014 the Company received an unsecured convertible loan of $12, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.

As of February 28, 2014 and August 31, 2013 the balance of the convertible debt was $18,289 and $68,068.  The Company recorded imputed interest in the amount of $465 and $0 during the six months ended February 28, 2014 and 2013 at a rate of 8% on the outstanding convertible notes.

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Discounts on Convertible Notes Payable

The Company calculates any beneficial conversion feature embedded in its convertible notes via the intrinsic value method.  The conversion feature was considered a discount to the notes, to the extent the aggregate value of the conversion feature did not exceed the face value of the notes.  These discounts are amortized to interest expense through earlier of the term or conversion of the notes. During the six months ended February 28, 2014 and 2013 the Company recorded debt discounts in the amount of $12,818 and $0.  During the six months ended February 28, 2014 and 2013 the Company amortized debt discounts to interest expense in the aggregate amount of $12,818 and $0.

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

On December 31, 2010, the Board of Directors appointed James Hughes to the Board of Directors.

Note 4 – Equipment

Equipment consists of the following:

	February 28, 2014	August 31, 2013

Computer equipment	$10,000	$10,000
Furniture and fixtures	15,340	15,340
	25,340	25,340
Less accumulated depreciation	(18,864)	(16,768)
	$6,476	$8,572

Depreciation expense totaled $1,048 and $2,096 for the three and six months ended February 28, 2014 and $1,048 and $2,096 for the three and six months ended February 28, 2013, respectively.

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

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock as of February 28, 2014 and August 31, 2013.  The Company has 1,000 (post-reverse split) shares of preferred stock issued and outstanding as of February 28, 2014 and August 31, 2013.

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

During the six months ended February 28, 2014, the Company issued 12,771,500 shares of common stock at $0.002 for conversion of debt due to the Company’s CEO, Gerald Ricks, valued at $25,543.

During the six months ended February 28, 2014, the Company issued 3,510,500 shares of common stock at $0.002 for conversion of debt due to the Company’s former CEO, Robert Timothy, valued at $7,021.

During the six months ended February 28, 2014, the Company issued 15,016,500 shares of common stock at $0.002 for conversion of debt due to the Company’s major shareholder, BK Consulting, valued at $30,033.

The Company is authorized to issue 580,000,000 shares of $0.001 par value common stock as of February 28, 2014 and August 31, 2013.  The Company has 31,358,903 and 60,403 (post-reverse split) shares of common stock issued and outstanding as of February 28, 2014 and August 31, 2013.

Note 6 – Subsequent Events

On April 8, 2014 the Company received an unsecured convertible loan of $1,700, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.  Due to the beneficial conversion feature the Company recorded a discount on the convertible note in the amount of $1,700.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Sport Endurance, Inc. (“Sport Endurance”) is a Nevada corporation that intends to manufacture and distribute a line of sports energy drinks.  Production and distribution has not yet commenced, as such, the Company is considered to be in the development stage.

For the six months ended February 28, 2014, we had a net loss of $28,225 as compared to a net loss of $12,009 for the six months ended February 28, 2013.  Our accumulated deficit as of February 28, 2014 was $358,772.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended February 28, 2014 and 2013

Revenues

The Company had no revenues during the three month periods ending February 28, 2014 and 2013.

General and administrative expenses

General and administrative expenses were $1,724 for the three months ended February 28, 2014 compared to $2,322 for the three months ended February 28, 2013, a decrease of $598. The decrease in general and administrative expense for the three months ended February 28, 2014 compared to the three months ended February 28, 2013 was due primarily to a decrease in stock servicing costs and bank service charges.

Professional fees

Professional fees were $3,201 for the three months ended February 28, 2014 compared to $1,950 for the three months ended February 28, 2013, an increase of $1,251.  The increase in professional fees for the three months ended February 28, 2014 compared to the three months ended February 28, 2013 was due primarily to the increase in accounting and audit fees.

Depreciation

Depreciation expense for the three months ended February 28, 2014 totaled $1,048 compared to $1,048 for the three months ended February 28, 2013.  We anticipate our quarterly depreciation expense to continue to be $1,048 for the near term.

Interest expense

Interest expense for the three months ended February 28, 2014 was $7,859 compared to $980 for the three months ended February 28, 2013, an increase of $6,879.  The increase in interest expense was primarily due to the $7,546 discount on the beneficial conversion feature of the Company’s convertible debt.

Net loss

For the reasons above, our net loss for the three months ended February 28, 2014 was $13,832 compared to $6,300 for the three months ended February 28, 2013, an increase of $7,532 or approximately 120%.

Results of Operations for the Six Months Ended February 28, 2014 and 2013

Revenues

The Company had no revenues during the six month periods ending February 28, 2014 and 2013.

General and administrative expenses

General and administrative expenses were $3,601 for the six months ended February 28, 2014 compared to $2,594 for the six months ended February 28, 2013, an increase of $1,007. The increase in general and administrative expense for the six months ended February 28, 2014 compared to the six months ended February 28, 2013 was due primarily to an increase in stock servicing costs and bank service charges.

Professional fees

Professional fees were $9,245 for the six months ended February 28, 2014 compared to $5,450 for the six months ended February 28, 2013, an increase of $3,795.  The increase in professional fees for the six months ended February 28, 2014 compared to the six months ended February 28, 2013 was due primarily to the increase in accounting and audit fees.

Depreciation

Depreciation expense for the six months ended February 28, 2014 totaled $2,096 compared to $2,096 for the six months ended February 28, 2013.  We anticipate our quarterly depreciation expense to continue to be $1,048 for the near term.

Interest expense

Interest expense for the six months ended February 28, 2014 was $13,283 compared to $1,869 for the six months ended February 28, 2013, an increase of $11,414.  The increase in interest expense was primarily due to the $12,818 discount on the beneficial conversion feature of the Company’s convertible debt.

Net loss

For the reasons above, our net loss for the six months ended February 28, 2014 was $28,225 compared to $12,009 for the six months ended February 28, 2013, an increase of $16,216 or approximately 57%.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at February 28, 2014 compared to August 31, 2013.

	February 28, 2014	August 31, 2013

Current Assets	$0	$0

Current Liabilities	$39,609	$89,361

Working Capital (Deficit)	$(39,609)	$(89,361)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of February 28, 2014, we had a working capital deficit of $39,609.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the six months ended February 28, 2014 we did not receive any proceeds from private placements.  During six months ended February 28, 2014, we received a total of $12,818 in unsecured convertible loans due on demand, non-interest bearing, from related parties. There is no guarantee that the related parties will be willing to commit any further loans to the Company at this time.

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

As of February 28, 2014, we cash and cash equivalents of $0. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $358,772 and a working capital deficit of $39,609 at February 28, 2014, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of February 28, 2014, we had no employees, other than our non-paid CEO, Gerald Ricks, who replaced Robert Timothy, who resigned on December 15, 2010.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

SPORT ENDURANCE, INC.

Date: April 14, 2014	By:	/s/ Gerald Ricks
Gerald Ricks
President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)