Form 10-Q
period 2014-05-31
Sport Endurance, Inc.
filed 2014-07-15
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 31,358,903 shares of $0.001 par value common stock outstanding as of July 14, 2014.

SPORT ENDURANCE, INC.

FORM 10-Q
Quarterly Period Ended May 31, 2014

		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Balance Sheets as of May 31, 2014 (Unaudited) and August 31, 2013	4
	Statements of Operations for Three and Nine Months ended May 31, 2014 and 2013 and the period from January 3, 2001 (inception) to May 31, 2014 (Unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from January 3, 2001 (inception) to August 31, 2013 (Audited) and for the nine months ended May 31, 2014 (Unaudited)	6
	Statements of Cash Flows for the Nine Months ended May 31, 2014 and 2013 and the period from January 3, 2001 (inception) to May 31, 2014 (Unaudited)	7
	Notes to the Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

SIGNATURES		20

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

	May 31,	August 31,
	2014	2013
ASSETS
Current assets

Cash and cash equivalents	$-	$-
Total current assets	-	-

Equipment, net of accumulated depreciation	5,428	8,572

Total Assets	5,428	8,572

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Bank overdrafts	$-	$22
Accounts payable	21,296	21,271
Convertible debt - related party	23,189	68,068
Total current liabilities	44,485	89,361

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000 (post-reverse split) shares issued and outstanding as of May 31, 2014 and August 31, 2013	1	1
Common stock, $0.001 par value, 580,000,000 shares authorized, 31,358,903 and 60,403 (post-reverse split) shares issued and outstanding as of May 31, 2014 and August 31, 2013	31,359	60
Additional paid-in capital	299,592	249,697
Deficit accumulated during the development stage	(370,009)	(330,547)
Total (deficiency in) stockholders' equity	(39,057)	(80,789)

Total liabilities and (deficiency in) stockholders' equity	$5,428	$8,572

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months	January 3, 2001
	Ended	Ended	Ended	Ended	(inception) to
	May 31,	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013	2014

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	1,675	1,722	5,276	4,316	45,057
Professional fees	3,200	3,200	12,445	8,650	196,802
Depreciation	1,048	1,048	3,144	3,144	19,912

Total operating expenses	5,923	5,970	20,865	16,110	261,771

Net operating loss	(5,923)	(5,970)	(20,865)	(16,110)	(261,771)

Other income (expense):
Interest expense	(5,314)	(983)	(18,597)	(2,852)	(95,238)
Offering costs	-	-	-	-	(13,000)
Total other expense	(5,314)	(983)	(18,597)	(2,852)	(108,238)

Loss before provision for income taxes	(11,237)	(6,953)	(39,462)	(18,962)	(370,009)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(11,237)	$(6,953)	$(39,462)	$(18,962)	$(370,009)

Net income (loss) per share - basic	$(0.00)	$(0.12)	$(0.00)	$(0.31)

Net income (loss) per share - diluted	$(0.00)	$(0.12)	$(0.00)	$(0.31)

Weighted average shares outstanding - basic (post-reverse split)	31,358,903	60,403	31,358,903	60,403

Weighted average shares outstanding - diluted (post-reverse split)	31,358,903	60,403	31,358,903	60,403

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

							(Deficit)
						Common	Accumulated	Total
	Preferred Stock		Common Stock		Additional	Stock	During	Stockholders'
	(Post-Reverse Split)		(Post-Reverse Split)		Paid-In	Subscriptions	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Common stock issued to founder at $1 (post-reverse split) per share, of which $500 was paid in cash	-	$-	1,200	$1	$1,199	$-	$-	$1,200
Sale of common stock for cash	-	-	3,000	3	14,997	-	-	15,000
Net loss for the year ended August 31, 2001	-	-	-	-	-	-	(16,200)	(16,200)
Balance, August 31, 2001	-	-	4,200	4	16,196	-	(16,200)	-
Issuance of common stock for professional fees	-	-	25,000	25	124,975	-	-	125,000
Net loss for the year ended August 31, 2002	-	-	-	-	-	-	(125,000)	(125,000)
Balance, August 31, 2002	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2003	-	-	-	-	-	-	-	-
Balance, August 31, 2003	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2004	-	-	-	-	-	-	-	-
Balance, August 31, 2004	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2005	-	-	-	-	-	-	-	-
Balance, August 31, 2005	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2006	-	-	-	-	-	-	-	-
Balance, August 31, 2006	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2007	-	-	-	-	-	-	-	-
Balance, August 31, 2007	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2008	-	-	-	-	-	-	-	-
Balance, August 31, 2008	-	-	29,200	29	141,171		(141,200)	-
Issuance of convertible preferred stock for cash	2,000	2	-	-	4,998	-	-	5,000
Common stock issued to founders in exchange for contributed equipment at $1 (post-reverse split) per share	-	-	25,340	25	25,315	-	-	25,340
Common stock subscription receivable issued to founder at $1 (post-reverse split) per share	-	-	8,980	9	8,971	(8,980)	-	-
Previously issued common stock cancelled	-	-	(6,320)	(6)	6	-	-	-
Net loss for the year ended August 31, 2009	-	-	-	-	-	-	-	-
Balance, August 31, 2009	2,000	2	57,200	57	180,461	(8,980)	(141,200)	30,340
Sale of common stock for cash	-	-	-	-	-	8,980	-	8,980
Net loss for the year ended August 31, 2010	-	-	-	-	-	-	(38,421)	(38,421)
Balance, August 31, 2010	2,000	2	57,200	57	180,461	-	(179,621)	899
Conversion of preferred stock into common, 3:1	(1,000)	(1)	3,000	3	(2)	-	-	-
Net loss for the year ended August 31, 2011	-	-	-	-	-	-	(40,847)	(40,847)
Balance, August 31, 2011	1,000	1	60,200	60	180,459	-	(220,468)	(39,948)
Net loss for the year ended August 31, 2012	-	-	-	-	-	-	(15,909)	(15,909)
Balance, August 31, 2012	1,000	1	60,200	60	180,459	-	(236,377)	(55,857)
Stock issued for fractional shares	-	-	203	-	-	-	-	-
Imputed interest on convertible debt	-	-	-	-	1,170	-	-	1,170
Discount related to beneficial conversion feature on convertible debt	-	-	-	-	68,068	-	-	68,068
Net loss for the year ended August 31, 2013	-	-	-	-	-	-	(94,170)	(94,170)
Balance, August 31, 2013	1,000	1	60,403	60	249,697	-	(330,547)	(80,789)
Stock issued for conversion of debt	-	-	31,298,500	31,299	31,298	-	-	62,597
Imputed interest on convertible debt	-	-	-	-	879	-	-	879
Discount related to beneficial conversion feature on convertible debt	-	-	-	-	17,718	-	-	17,718
Net loss for the nine months ended May 31, 2014	-	-	-	-	-	-	(39,462)	(39,462)
Balance, May 31, 2014	1,000	1	31,358,903	31,359	299,592	-	(370,009)	(39,057)

See accompanying notes to these financial statements.

   SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the	For the	January 3,
	Nine Months	Nine Months	2001
	Ended	Ended	(inception) to
	May 31,	May 31,	May 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(39,462)	$(18,962)	$(370,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,144	3,144	19,912
Shares issued for services	-	-	125,000
Amortization of debt discount	17,718	-	85,786
Imputed interest	879	-	2,049
Changes in assets and liabilities:
Accounts payable	25	1,250	21,296
Accrued expenses	-	-	-
Accrued interest, related party	-	2,852	7,403

Net cash provided by (used in) operating activities	(17,696)	(11,716)	(108,563)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) bank overdrafts	(22)	21	-
Proceeds from sale of common stock and preferred stock	-	-	30,180
Proceeds from officer, loans, related party	-	11,657	43,537
Proceeds from convertible debt - related party	17,718	-	34,846

Net cash provided by (used in) financing activities	17,696	11,678	108,563

Net increase (decrease) in cash and cash equivalents	-	(38)	-

Cash and cash equivalents at beginning of period	-	38	-

Cash and cash equivalents at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on beneficial conversion feature	17,718	-	85,786
Stock issued for conversion of debt	62,597	-	62,597
Value of common stock issued for services	-	-	125,000
Value of common stock issued for equipment	-	-	25,340
Non-cash preferred stock conversion	-	-	3,000

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

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had cash and cash equivalents of $0 and $0 at May 31, 2014 and August 31, 2013.

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
Notes to Financial Statements
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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $370,009, and a working capital deficit of $44,485 as of May 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party Transactions

Notes Payable
From time to time the Company has received loans from the former CEO, Robert Timothy, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 8% was $5,445 at May 31, 2013, respectively.  Accrued interest of $1,576 was outstanding as of May 31, 2013, respectively.

From time to time the Company has received loans from the Company’s CEO, Gerald Ricks, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 8% was $22,519 at May 31, 2013, respectively. Accrued interest of $3,024 was outstanding as of May 31, 2013, respectively.

From time to time the Company has received loans from a major shareholder, BK Consulting, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 8% was $27,230 at May 31, 2013, respectively. Accrued interest of $2,803 was outstanding as of May 31, 2013, respectively.

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

Conversion of Notes Payable
During the nine months ended May 31, 2014, the Company converted $25,543 of convertible debt due to the Company’s CEO, Gerald Ricks, into 12,771,500 shares of common stock.

During the nine months ended May 31, 2014, the Company converted $7,021 of convertible debt due to the Company’s former CEO, Robert Timothy, into 3,510,500 shares of common stock.

During the nine months ended May 31, 2014, the Company converted $30,033 of convertible debt due to the Company’s major shareholder, BK Consulting, into 15,016,500 shares of common stock.

The above note conversions were converted within the conversion terms.  The Company recorded no gain or loss related to the conversion of these notes.

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Financial Statements
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

On April 14, 2014 the Company received an unsecured convertible loan of $1,250, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.

On May 1, 2014 the Company received an unsecured convertible loan of $1,950, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.

As of May 31, 2014 and August 31, 2013 the outstanding balance of the convertible debt was $23,189 and $68,068.  The Company recorded imputed interest in the amount of $879 and $0 during the nine months ended May 31, 2014 and 2013 at a rate of 8% on the outstanding convertible notes.

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Discounts on Convertible Notes Payable

The Company calculates any beneficial conversion feature embedded in its convertible notes via the intrinsic value method.  The conversion feature was considered a discount to the notes, to the extent the aggregate value of the conversion feature did not exceed the face value of the notes.  These discounts are amortized to interest expense through earlier of the term or conversion of the notes. During the nine months ended May 31, 2014 and 2013 the Company recorded debt discounts in the amount of $17,718 and $0.  During the nine months ended May 31, 2014 and 2013 the Company amortized debt discounts to interest expense in the aggregate amount of $17,718 and $0.

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

On December 31, 2010, the Board of Directors appointed James Hughes to the Board of Directors.

Note 4 – Equipment

Equipment consists of the following:

	Useful Life	May 31, 2014	August 31, 2013

Computer equipment	5 years	$10,000	$10,000
Furniture and fixtures	7 years	15,340	15,340
		25,340	25,340
Less accumulated depreciation		(19,912)	(16,768)
		$5,428	$8,572

Depreciation expense totaled $1,048 and $3,144 for the three and nine months ended May 31, 2014 and $1,048 and $3,144 for the three and nine months ended May 31, 2013, respectively.

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

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock as of May 31, 2014 and August 31, 2013.  The Company has 1,000 (post-reverse split) shares of preferred stock issued and outstanding as of May 31, 2014 and August 31, 2013.

Common stock

During the nine months ended May 31, 2014, the Company issued 12,771,500 shares of common stock at $0.002 for conversion of debt due to the Company’s CEO, Gerald Ricks, valued at $25,543.

During the nine months ended May 31, 2014, the Company issued 3,510,500 shares of common stock at $0.002 for conversion of debt due to the Company’s former CEO, Robert Timothy, valued at $7,021.

During the nine months ended May 31, 2014, the Company issued 15,016,500 shares of common stock at $0.002 for conversion of debt due to the Company’s major shareholder, BK Consulting, valued at $30,033.

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

The Company is authorized to issue 580,000,000 shares of $0.001 par value common stock as of May 31, 2014 and August 31, 2013.  The Company has 31,358,903 and 60,403 (post-reverse split) shares of common stock issued and outstanding as of May 31, 2014 and August 31, 2013.

Note 6 – Subsequent Events

We evaluated subsequent events after the balance sheet date through the date the financial statements were issued. We did not identify any additional material events or transactions occurring during this subsequent event reporting period that required further recognition or disclosure in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Sport Endurance, Inc. (“Sport Endurance”) is a Nevada corporation that intends to manufacture and distribute a line of sports energy drinks.  Production and distribution has not yet commenced, as such, the Company is considered to be in the development stage.

For the nine months ended May 31, 2014, we had a net loss of $39,462 as compared to a net loss of $18,962 for the nine months ended May 31, 2013.  Our accumulated deficit as of May 31, 2014 was $370,009.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended May 31, 2014 and 2013

Revenues

The Company had no revenues during the three month periods ending May 31, 2014 and 2013.

General and administrative expenses

General and administrative expenses were $1,675 for the three months ended May 31, 2014 compared to $1,722 for the three months ended May 31, 2013, a decrease of $47. The decrease in general and administrative expense for the three months ended May 31, 2014 compared to the three months ended May 31, 2013 was due primarily to a decrease in stock servicing costs and bank service charges.

Professional fees

Professional fees were $3,200 for the three months ended May 31, 2014 compared to $3,200 for the three months ended May 31, 2013.  Professional fees consisted of accounting and auditor review fees.

Depreciation

Depreciation expense for the three months ended May 31, 2014 totaled $1,048 compared to $1,048 for the three months ended May 31, 2013.  We anticipate our quarterly depreciation expense to continue to be $1,048 for the near term.

Interest expense

Interest expense for the three months ended May 31, 2014 was $5,314 compared to $983 for the three months ended May 31, 2013, an increase of $4,331.  Interest expense for the three months ended May 31, 2014 consisted of $4,900 discount on the beneficial conversion feature of the Company’s convertible debt and $414 of imputed interest on the Company’s convertible debt.

Net loss

For the reasons above, our net loss for the three months ended May 31, 2014 was $11,237 compared to $6,953 for the three months ended May 31, 2013, an increase of $4,284 or approximately 62%.

Results of Operations for the Nine Months Ended May 31, 2014 and 2013

Revenues

The Company had no revenues during the nine month periods ending May 31, 2014 and 2013.

General and administrative expenses

General and administrative expenses were $5,276 for the nine months ended May 31, 2014 compared to $4,316 for the nine months ended May 31, 2013, an increase of $960. The increase in general and administrative expense for the nine months ended May 31, 2014 compared to the nine months ended May 31, 2013 was due primarily to an increase in stock servicing costs.

Professional fees

Professional fees were $12,445 for the nine months ended May 31, 2014 compared to $8,650 for the nine months ended May 31, 2013, an increase of $3,795.  The increase in professional fees for the nine months ended May 31, 2014 compared to the nine months ended May 31, 2013 was due primarily to the increase in accounting and audit fees.

Depreciation

Depreciation expense for the nine months ended May 31, 2014 totaled $3,144 compared to $3,144 for the nine months ended May 31, 2013.  We anticipate our quarterly depreciation expense to continue to be $1,048 for the near term.

Interest expense

Interest expense for the nine months ended May 31, 2014 was $18,597 compared to $2,852 for the nine months ended May 31, 2013, an increase of $15,745.  Interest expense for the nine months ended May 31, 2014 consisted of $17,718 discount on the beneficial conversion feature of the Company’s convertible debt and $879 of imputed interest on the Company’s convertible debt.

Net loss

For the reasons above, our net loss for the nine months ended May 31, 2014 was $39,462 compared to $18,962 for the nine months ended May 31, 2013, an increase of $20,500 or approximately 52%.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at May 31, 2014 compared to August 31, 2013.

	May 31, 2014	August 31, 2013

Current Assets	$0	$0

Current Liabilities	$44,485	$89,361

Working Capital (Deficit)	$(44,485)	$(89,361)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of May 31, 2014, we had a working capital deficit of $44,485.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the nine months ended May 31, 2014 we did not receive any proceeds from private placements.  During nine months ended May 31, 2014, we received a total of $17,718 in unsecured convertible loans due on demand, non-interest bearing, from related parties. There is no guarantee that the related parties will be willing to commit any further loans to the Company at this time.

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

As of May 31, 2014, we cash and cash equivalents of $0. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $370,009 and a working capital deficit of $44,485 at May 31, 2014, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of May 31, 2014, we had no employees, other than our non-paid CEO, Gerald Ricks, who replaced Robert Timothy, who resigned on December 15, 2010.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

SPORT ENDURANCE, INC.

July 15, 2014	By:	/s/ Gerald Ricks
Gerald Ricks
President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)