Form 10-K
period 2014-08-31
Sport Endurance, Inc.
filed 2014-12-04
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2014

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

Common Stock, Par Value $0.001
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
Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $34,833

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 37,581,903 shares of $0.001 par value common stock outstanding as of November 26, 2014.

SPORT ENDURANCE, INC.
FORM 10-Q
Quarterly Period Ended August 31, 2014

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

We have not yet received any revenues from our development stage operations, nor have we otherwise engaged in any business operations. Sport Endurance is a development stage company and in the absence of revenues and operations the Independent Audit Report dated December 4, 2014, cites a going concern. The going concern statement opinion issued by the independent auditors is the result of a lack of operations and working capital.

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

Presently we have no revenues and development stage operating loss from inception to August 31, 2014 of $381,749.  We expect to incur further losses for the foreseeable future due to additional costs and expenses related to:

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

WE MAY NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.

The development of our services and product will require the commitment of resources to increase the advertising, marketing and future expansion of our business. In addition, expenditures will be required to enable us to conduct existing and planned business research, development of products and associate offices, and marketing of our existing and future services and products. Currently, we have no established bank-financing arrangements and as of August 31, 2014 the company has $49,847 in working capital deficit.  We would need to seek additional financing through subsequent future private offering of our equity securities, or through strategic partnerships and other arrangements with corporate partners.

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

Our independent auditors noted in their report accompanying our financial statements for the period ended August 31, 2014 that we have not made a profit. As of August 31, 2014, we had a cumulative loss of $381,794. They further stated that the uncertainty related to these conditions raised substantial doubt about our ability to continue as a going concern.  At August 31, 2014, we had $0 in cash.  We do not currently have sufficient capital resources to fund operations.  To stay in business we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

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

OUR FUTURE GROWTH MAY REQUIRE RECRUITMENT OF QUALIFIED EMPLOYEES.

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

ITEM 4.     MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common shares trade over-the-counter in the United States on the U.S. OTCQB Marketplace Exchange under the symbol “SENZ”.

Our common shares began trading on the OTCQB in June of 2010.  The following table sets forth the high and low bid prices for each quarter within the two last fiscal years. The quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED AUGUST 31, 2014:
First Quarter	$0.90	$0.36
Second Quarter	$0.90	$0.90
Third Quarter	$1.10	$0.00
Fourth Quarter	$1.10	$0.04

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED AUGUST 31, 2013:
First Quarter	$16.00	$0.50
Second Quarter	$1.00	$0.65
Third Quarter	$0.65	$0.51
Fourth Quarter	$0.51	$0.36

(b) Holders of Common Stock

We are authorized to issue 580,000,000 shares of common stock, $0.001 par value per share. Currently we have 37,581,903 shares of common stock issued and outstanding.  As of August 31, 2014, there were sixteen (16) shareholders of the Company’s common stock.  As of November 17, 2014, the closing price of the Company’s shares of common stock was $0.95 per share.  Island Stock Transfer (telephone: (727)-289-0010; facsimile: (727) 289-0069 is the registrar and transfer agent for our common stock.

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

(e) Recent Sales of Unregistered Securities

Options and Warrants Issued

No options or warrants were issued during the year ended August 31, 2014.

Options and Warrants Cancelled

No options or warrants were cancelled during the year ended August 31, 2014.

Options and Warrants Expired

No options or warrants expired during the year ended August 31, 2014.

Options Exercised

No options were exercised during the year ended August 31, 2014.

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

For the year ended August 31, 2014, we had a net loss of $51,237 as compared to a net loss of $94,170 for the year ended August 31, 2013.  Our accumulated deficit as of August 31, 2014 was $381,784.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

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

Results of Operations for the Years Ended August 31, 2014 and 2013

The following table summarizes selected items from the statement of operations for the year ended August 31, 2014 compared to August 31, 2013.

	For the Years Ended
	August 31,		Increase /
	2014	2013	(Decrease)
General and administrative	$7,438	$6,038	$1,400
Professional fees	15,645	11,850	3,795
Depreciation	4,192	4,192	-
Net Operating (Loss)	(27,275)	(22,080)	(5,195)

Total other income (expense)	(23,962)	(72,090)	48,128
Net (Loss)	$(51,237)	$(94,170)	$42,933

Revenues

The Company had no revenues during the years ending August 31, 2014 and 2013.

General and administrative expenses

General and administrative expenses were $7,438 for the year ended August 31, 2014 compared to $6,038 for the year ended August 31, 2013, an increase of $1,400. The increase in general and administrative expense for the year ended August 31, 2014 compared to 2013 was due primarily to an increase in transfer agent expenses related to maintaining our stock issuances to shareholders.

Professional fees

Professional fees were $15,645 for the year ended August 31, 2014 compared to $11,850 for the year ended August 31, 2013, an increase of $3,795. The increase in professional fees for the year ended August 31, 2014 compared to 2013 was due primarily to an increase in legal and accounting fees.

Depreciation

Depreciation expense for the year ended August 31, 2014 totaled $4,192 compared to $4,192 for the year ended August 31, 2013.  We anticipate our annual depreciation expense to continue to be $4,192 for the near term.

Interest expense

Interest expense for the year ended August 31, 2014 was $23,962 compared to $72,090 for the year ended August 31, 2013, a decrease of $48,128.  The decrease in interest expense for the year ended August 31, 2014 compared to 2013 was due primarily from a decrease in the amortization of debt discounts on the Company’s convertible notes.

Net loss

For the reasons above, the Company had a net loss for the year ended August 31, 2014 of $51,237 a decrease of $42,933 compared to a net loss of $94,170 during the year ended August 31, 2013.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at August 31, 2014 compared to August 31, 2013.

	August 31,	August 31,
	2014	2013

Current Assets	$0	$0

Current Liabilities	$37,401	$89,361

Working Capital (Deficit)	$(37,401)	$(89,361)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of August 31, 2014, we had a working capital deficit of $37,104.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the year ending August 31, 2014 we did not receive any proceeds from private placements.  During the year ended August 31, 2014, the Company also received a total of $22,643 in unsecured convertible loans due on demand, from related parties.  These convertible notes are convertible to common stock at a rate of $0.002 per share at the holder’s discretion.  There is no guarantee that the related parties will be willing to commit any further loans to the Company at this time.

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

As of August 31, 2014, we had $0 in cash. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $381,784 and a working capital deficit of $37,401 at August 31, 2014, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of August 31, 2014, we had no employees, other than our non-paid CEO, Gerald Ricks, who replaced Robert Timothy, who resigned on December 15, 2010.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

Recently Issued Accounting Standards

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sport Endurance, Inc.
(a development stage company)

We have audited the accompanying balance sheets of Sport Endurance, Inc (a development stage company) as of August 31, 2014 and 2013 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and the period from January 3, 2001 (inception) to August 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements for the periods described above present fairly, in all material respects, the financial position of Sport Endurance, Inc., as of August 31, 2014 and 2013, and the results of its operations, stockholders’ equity (deficit) and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
December 4, 2014

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	August 31,	August 31,
	2014	2013
ASSETS
Current assets

Cash and cash equivalents	$-	$-
Total current assets	-	-

Equipment, net of accumulated depreciation	4,380	8,572

Total Assets	4,380	8,572

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Bank overdrafts	$-	$22
Accounts payable	21,733	21,271
Convertible debt - related party	15,668	68,068
Total current liabilities	37,401	89,361

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000 shares issued and outstanding as of August 31, 2014 and 2013	1	1
Common stock, $0.001 par value, 580,000,000 shares authorized, 37,581,903 and 60,403 shares issued and outstanding as of August 31, 2014 and 2013	37,582	60
Additional paid-in capital	311,180	249,697
Deficit accumulated during the development stage	(381,784)	(330,547)
Total (deficiency in) stockholders' equity	(33,021)	(80,789)

Total liabilities and (deficiency in) stockholders' equity	$4,380	$8,572

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the	For the	January 3, 2001
	Year Ended	Year Ended	(inception) to
	August 31,	August 31,	August 31,
	2014	2013	2014

Revenue	$-	$-	$-

Operating expenses:
General and administrative	7,438	6,038	47,219
Professional fees	15,645	11,850	200,002
Depreciation	4,192	4,192	20,960

Total operating expenses	27,275	22,080	268,181

Net Operating Loss	(27,275)	(22,080)	(268,181)

Other income (expense):
Interest expense	(23,962)	(72,090)	(100,603)
Offering costs	-	-	(13,000)
Total other expense	(23,962)	(72,090)	(113,603)

Loss before provision for income taxes	(51,237)	(94,170)	(381,784)

Provision for income taxes	-	-	-

Net income (loss)	$(51,237)	$(94,170)	$(381,784)

Net income (loss) per share - basic	$(0.00)	$(1.56)

Net income (loss) per share - diluted	$(0.00)	$(1.56)

Weighted average shares outstanding - basic (post-reverse split)	27,771,967	60,403

Weighted average shares outstanding - diluted (post-reverse split)	27,771,967	60,403

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							(Deficit)
						Common	Accumulated	Total
					Additional	Stock	During	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Common stock issued to founder at $1 per share, of which $500 was paid in cash	-	$-	1,200	$1	$1,199	$-	$-	$1,200
Sale of common stock for cash	-	-	3,000	3	14,997	-	-	15,000
Net loss for the year ended August 31, 2001	-	-	-	-	-	-	(16,200)	(16,200)
Balance, August 31, 2001	-	-	4,200	4	16,196	-	(16,200)	-
Issuance of common stock for professional fees	-	-	25,000	25	124,975	-	-	125,000
Net loss for the year ended August 31, 2002	-	-	-	-	-	-	(125,000)	(125,000)
Balance, August 31, 2002	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2003	-	-	-	-	-	-	-	-
Balance, August 31, 2003	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2004	-	-	-	-	-	-	-	-
Balance, August 31, 2004	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2005	-	-	-	-	-	-	-	-
Balance, August 31, 2005	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2006	-	-	-	-	-	-	-	-
Balance, August 31, 2006	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2007	-	-	-	-	-	-	-	-
Balance, August 31, 2007	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2008	-	-	-	-	-	-	-	-
Balance, August 31, 2008	-	-	29,200	29	141,171		(141,200)	-
Issuance of convertible preferred stock for cash	2,000	2	-	-	4,998	-	-	5,000
Issuance of founder's shares in exchange for contributed equipment at $1 per share	-	-	25,340	25	25,315	-	-	25,340
Common stock subscription receivable issued to founder at $1 per share	-	-	8,980	9	8,971	(8,980)	-	-
Previously issued common stock cancelled	-	-	(6,320)	(6)	6	-	-	-
Net loss for the year ended August 31, 2009	-	-	-	-	-	-	-	-
Balance, August 31, 2009	2,000	2	57,200	57	180,461	(8,980)	(141,200)	30,340
Sale of common stock for cash	-	-	-	-	-	8,980	-	8,980
Net loss for the year ended August 31, 2010	-	-	-	-	-	-	(38,421)	(38,421)
Balance, August 31, 2010	2,000	2	57,200	57	180,461	-	(179,621)	899
Conversion of preferred stock into common, 3:1	(1,000)	(1)	3,000	3	(2)	-	-	-
Net loss for the year ended August 31, 2011	-	-	-	-	-	-	(40,847)	(40,847)
Balance, August 31, 2011	1,000	1	60,200	60	180,459	-	(220,468)	(39,948)
Net loss for the year ended August 31, 2012	-	-	-	-	-	-	(15,909)	(15,909)
Balance, August 31, 2012	1,000	1	60,200	60	180,459	-	(236,377)	(55,857)
Stock issued for fractional shares	-	-	203	-	-	-	-	-
Imputed interest on convertible debt	-	-	-	-	1,170	-	-	1,170
Discount related to beneficial conversion feature on convertible debt	-	-	-	-	68,068	-	-	68,068
Net loss for the year ended August 31, 2013	-	-	-	-	-	-	(94,170)	(94,170)
Balance, August 31, 2013	1,000	1	60,403	60	249,697	-	(330,547)	(80,789)
Stock issued for conversion of debt	-	-	37,521,500	37,521	37,521	-	-	75,043
Imputed interest on convertible debt	-	-	-	-	1,319	-	-	1,319
Discount related to beneficial conversion feature on convertible debt	-	-	-	-	22,643	-	-	22,643
Net loss for the nine months ended August 31, 2014	-	-	-	-	-	-	(51,237)	(51,237)
Balance, August 31, 2014	1,000	1	37,581,903	37,582	311,180	-	(381,784)	(33,021)

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			January 3,
	For the	For the	2001
	Year Ended	Year Ended	(inception) to
	August 31,	August 31,	August 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(51,237)	$(94,170)	$(381,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,192	4,192	20,960
Shares issued for services	-	-	125,000
Amortization of debt discount	22,643	68,068	90,711
Imputed interest	1,319	1,170	2,489
Changes in assets and liabilities:
Accounts payable	462	700	21,733
Accrued interest, related party	-	2,852	7,403

Net cash provided by (used in) operating activities	(22,621)	(17,188)	(113,488)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) bank overdrafts	(22)	22	-
Proceeds from sale of common stock and preferred stock	-	-	30,180
Proceeds from officer, loans, related party	-	-	43,537
Proceeds from convertible debt - related party	22,643	17,128	39,771

Net cash provided by (used in) financing activities	22,621	17,150	113,488

Net increase (decrease) in cash and cash equivalents	-	(38)	-

Cash and cash equivalents at beginning of period	-	38	-

Cash and cash equivalents at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on beneficial conversion feature	22,643	68,068	90,711
Stock issued for conversion of debt	75,043	-	75,043
Reclassification of notes payable to convertible debt	-	62,597	62,597
Value of common stock issued for services	-	-	125,000
Value of common stock issued for equipment	-	-	25,340
Non-cash preferred stock conversion	-	-	3,000

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

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had cash and cash equivalents of $0 and $0 as of August 31, 2014 and 2013.

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

Stock-based compensation
The Company adopted FASB guidance on stock based compensation upon inception at August 26, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  The Company has not had any stock options issued for services and compensation from inception through the period ended as presented, and the only issuance of stock for services from inception through the periods presented occurred on February 10, 2002 with the issuance of 25,000 shares valued at $125,000.

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

Recently Issued Accounting Pronouncements
In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $381,784, and a working capital deficit of $37,401 as of August 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Conversion of Notes Payable
During the year ended August 31, 2014, the Company converted $25,543 of convertible debt due to the Company’s CEO, Gerald Ricks, into 12,771,500 shares of common stock.

During the year ended August 31, 2014, the Company converted $7,021 of convertible debt due to the Company’s former CEO, Robert Timothy, into 3,510,500 shares of common stock.

During the year ended August 31, 2014, the Company converted $30,033 of convertible debt due to the Company’s major shareholder, BK Consulting, into 15,016,500 shares of common stock.

During the year ended August 31, 2014, the Company’s major shareholder, BK Consulting sold convertible notes to five unrelated third parties who subsequently converted the note into common stock.  The Company converted $12,446 of convertible debt into 6,223,000 shares of common stock.

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

On July 15, 2014 the Company received an unsecured convertible loan of $1,250, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.

On July 16, 2014 the Company received an unsecured convertible loan of $1,725, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.

On July 30, 2014 the Company received an unsecured convertible loan of $1,950, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Financial Statements

As of August 31, 2014 and August 31, 2013 the outstanding balance of the convertible debt was $15,668 and $23,189.  The Company recorded imputed interest in the amount of $1,319 and $1,170 during the year ended August 31, 2014 and 2013 at a rate of 8% on the outstanding convertible notes.

Discounts on Convertible Notes Payable
The Company calculates any beneficial conversion feature embedded in its convertible notes via the intrinsic value method.  The conversion feature was considered a discount to the notes, to the extent the aggregate value of the conversion feature did not exceed the face value of the notes.  These discounts are amortized to interest expense through earlier of the term or conversion of the notes. During the year ended August 31, 2014 and 2013 the Company recorded debt discounts in the amount of $22,643 and $17,718.  During the year ended August 31, 2014 and 2013 the Company amortized debt discounts to interest expense in the aggregate amount of $22,643 and $68,068.

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

On December 31, 2010, the Board of Directors appointed James Hughes to the Board of Directors.

Note 4 – Equipment

Equipment consists of the following:

	August 31, 2014	August 31, 2013

Computer equipment	$10,000	$10,000
Furniture and fixtures	15,340	15,340
	25,340	25,340
Less accumulated depreciation	(20,960)	(16,768)
	$4,380	$8,572

Depreciation expense totaled $4,192 and $4,192 for the years ended August 31, 2014 and August 31, 2013, respectively.

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

Preferred stock
On August 15, 2009, the Company issued a total of 2,000 shares of preferred stock to two individual investors in a private placement under Rule 506 of the Securities Act of 1933 for $5,000 in cash, or $2.50 per share.

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Financial Statements

On October 12, 2010, a preferred stock shareholder elected to convert 1,000 shares of preferred stock in exchange for 3,000 shares of common stock.

The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock as of August 31, 2014 and 2013.  The Company has 1,000 shares of preferred stock issued and outstanding as of August 31, 2014 and 2013.

Common stock
During the year ended August 31, 2014, the Company issued 12,771,500 shares of common stock at $0.002 for conversion of debt due to the Company’s CEO, Gerald Ricks, valued at $25,543.

During the year ended August 31, 2014, the Company issued 3,510,500 shares of common stock at $0.002 for conversion of debt due to the Company’s former CEO, Robert Timothy, valued at $7,021.

During the year ended August 31, 2014, the Company issued 15,016,500 shares of common stock at $0.002 for conversion of debt due to the Company’s major shareholder, BK Consulting, valued at $30,033.

During the year ended August 31, 2014, the Company issued 6,223,000 shares of common stock at $0.002 for conversion of debt due to third parties, valued at $12,446.

During the year ended August 31, 2013 the Company issued an aggregate of 203 shares of common stock to shareholders for fractional shares from the November 23, 2012 reverse stock-split noted above.

As noted above, on October 12, 2010, a preferred stock shareholder elected to convert 1,000 shares of preferred stock in exchange for 3,000 shares of common stock.

On August 20, 2009, the Company issued 8,980 founder’s shares of common stock in exchange for a subscription receivable of $8,980. The Company received proceeds of $8,980 at various dates between September 15, 2009 and May 13, 2010.

On August 20, 2009, the Company issued 25,340 founder’s shares of common stock in exchange for contributed equipment with a cost basis of $25,340. The cost basis approximated the fair market value of the equipment.

On August 20, 2009, the Company cancelled and returned to treasury 6,320 shares of common stock previously issued to founders. No consideration was provided and the total par value of $6,320 was recorded as additional paid-in capital.

On February 10, 2002, the Company issued 25,000 shares to the Company President for professional services rendered. The fair value of those shares was $125,000 on the grant date.

The Company issued a total of 3,000 shares of its $0.001 par value common stock during May 2001 in a private placement under Rule 506 of the Securities Act of 1933 for $15,000 in cash, or $5 per share to a total of nineteen individual investors. Due to a lack of operations, management believes the purchase price of $5 per share is representative of fair value.

On January 10, 2001 the Company issued 1,200 shares of common stock to the founder of the Company in exchange for proceeds of $500. Since the par value of the Company’s common stock is the legal minimum value, management recorded compensation for the difference between the amount paid of $500 and the minimum value of $1,200, or $700 in the accompanying statement of operations.

The Company is authorized to issue 580,000,000 shares of $0.001 par value common stock as of August 31, 2014 and 2013.  The Company has 37,581,903 and 60,403 shares of common stock issued and outstanding as of August 31, 2014 and 2013.

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Financial Statements

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities:

		Fair Value Measurements at
August 31, 2014	Carrying Value August 31, 2014	Level 1	Level 2	Level 3

Assets	$-	$-	$-	$-
Liabilities	$15,668	$15,668	$-	$-

Fair Value Measurements at
August 31, 2013	Carrying Value August 31, 2013	Level 1	Level 2	Level 3

Assets	$-	$-	$-	$-
Liabilities	$-	$-	$-	$-

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Financial Statements

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

As of August 31, 2014, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	August 31,	August 31,
	2014	2013
Federal and State Statutory Rate	35.00%	35.00%
Net operating loss carry forwards	$116,565	$106,991
Valuation allowance for deferred tax assets	(116,565)	(106,991)
Net deferred tax assets	$-	$-

As of August 31, 2014, the Company had net operating loss carry forwards of approximately $333,043 available to offset future taxable income.  The net operating loss carry forwards, if not utilized, will begin to expire in 2021.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at August 31, 2014.  The Company had no uncertain tax positions as of August 31, 2014.

Note 8 – Subsequent Events

On November 3, 2014 the Company received an unsecured convertible loan of $2,670, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive, evaluated the effectiveness of the Company’s internal control over financial reporting as of August 31, 2014. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.
As of August 31, 2014, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees and consultants its accounting policies and procedures.  This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of August 31, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2014 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended August 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position	Director Since

Gerald Ricks	75	Chief Executive Officer	December 15, 2010
Vincent Kelly	51	Chief Financial Officer	December 30, 2010
James Hughes	59	Director	December 30, 2010

MANAGEMENT BIOGRAPHIES

Gerald Ricks CHIEF EXECUTIVE OFFICER PRESIDENT, (PRINCIPAL EXECUTIVE OFFICER)

Gerald Ricks aged 75, is the Chief Executive Officer, President (Principal Executive Officer) of the Company.  He was appointed December 15, 2010. Gerald Ricks vision and passion is matched only by his determination and drive. He will continue to be an instrumental part of the development of this organization. He is a master-level network marketer and an experienced business executive. Gerald or “Jerry” is truly committed to building Sport Endurance Inc. into the industry standard of network marketing organizations.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the fiscal years ended August 31, 2014 and 2013:

Summary Compensation Table

Name and					All
Principal	Fiscal		Stock	Option	Other	Total
Position	Year	Salary	Awards	Awards	Compensation	Compensation

Gerald Ricks, CEO	2014	$-0-	$-0-	$-0-	$-0-	$-0-
	2013	$-0-	$-0-	$-0-	$-0-	$-0-

Vincent Kelly, CFO	2014	$-0-	$-0-	$-0-	$-0-	$-0-
	2013	$-0-	$-0-	$-0-	$-0-	$-0-

Employment Agreements

We have not entered into any employment agreements.  Our CEO, Gerald Ricks, and our CFO, Vincent Kelly have worked without compensation and have no agreements to defer any compensation.

Outstanding Equity Awards at Fiscal Year End

We have no outstanding equity awards, including common stock options.

Director Compensation

The table below summarizes the compensation that we paid to non-employee directors for the year ended August 31, 2014.

Name	Year	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

(1)(2)Robert Timothy	2014	$-0-	$-0-	$-0-	$-0-
Gerald Ricks	2014	$-0-	$-0-	$-0-	$-0-
Vincent Kelly	2014	$-0-	$-0-	$-0-	$-0-
James Hughes	2014	$-0-	$-0-	$-0-	$-0-

(1) On October 20, 2009 the Company sold 8,980 founder’s shares of restricted common stock for $8,980. These shares were sold and, as such, not considered compensation.

(2) On August 20, 2009, the Company issued 25,340 shares of our common stock to Robert Timothy in consideration of equipment with a cost basis of $25,340, or $1 per share. These shares were exchanged for contributed assets and, as such, not considered compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the common and preferred stock as of August 31, 2014, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group.

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

Name and Address of Beneficial Holder	Shares of Common Stock	Percentage of Common Stock
BK Consulting Inc, 318 North Carson Street	15,038,200	40.014%
Carson City, NV 89701 (1)
Robert Timothy, 5905 Zina Circle	3,510,500	9.341%
West Valley City, Utah 84120 (2)
Gerald Ricks, 1890 South 3850 West	12,772,500	33.986%
Salt Lake City, Utah 84104 (3)
All executive officers and directors as a group.	12,772,500	33.986%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From time to time the Company has received loans from the former CEO, Robert Timothy, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 8% was $5,445 at May 31, 2013, respectively.  Accrued interest of $1,576 was outstanding as of May 31, 2013, respectively. On June 3, 2013 the Company amended the terms of the above notes whereby the outstanding principal and any accrued interest as of May 31, 2013 would be convertible into the Company’s common stock at a rate of $0.002 per share at the holder’s discretion. During the year ended August 31, 2014, the Company converted principal and interest in the amount of $7,021 into 3,510,500 shares of common stock.

From time to time the Company has received loans from the Company’s CEO, Gerald Ricks, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 8% was $22,519 at May 31, 2013, respectively. Accrued interest of $3,024 was outstanding as of May 31, 2013, respectively. On June 3, 2013 the Company amended the terms of the above notes whereby the outstanding principal and any accrued interest as of May 31, 2013 would be convertible into the Company’s common stock at a rate of $0.002 per share at the holder’s discretion. During the year ended August 31, 2014, the Company converted principal and interest in the amount of $25,543 into 12,771,500 shares of common stock.

 From time to time the Company has received loans from a major shareholder, BK Consulting, to fund operations. The total outstanding balance of the unsecured, demand notes, bearing interest at 8% was $27,230 at May 31, 2013, respectively. Accrued interest of $2,803 was outstanding as of May 31, 2013, respectively. On June 3, 2013 the Company amended the terms of the above notes whereby the outstanding principal and any accrued interest as of May 31, 2013 would be convertible into the Company’s common stock at a rate of $0.002 per share at the holder’s discretion. During the year ended August 31, 2014, the Company converted principal and interest in the amount of $30,033 into 15,016,500 shares of common stock.

 ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for August 31, 2014 and 2013.

	August 31,	August 31,
	2014	2013
Audit fees:
M&K CPAS, PLLC	$7,250	$7,250
Audit-related fees:
M&K CPAS, PLLC	—	—
Tax fees:	—	—
All other fees:	—	—
Total fees paid or accrued to our principal accountant	$7,250	$7,250

We do not have an Audit Committee.  Our board of directors acted as the Company's Audit Committee during the fiscal year ended August 31, 2014, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

PART IV

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
Gerald Ricks Chief Executive Officer Date: December 4, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gerald Ricks	Chief Executive Officer	December 4, 2014
Gerald Ricks	(principal executive officer)

/s/ Vincent Kelly	Chief Financial Officer	December 4, 2014
Vincent Kelly	(principal financial officer) (principal accounting officer)

/s/ James Hughes	Director	December 4, 2014
James Hughes