Form 10-Q
period 2014-11-30
Sport Endurance, Inc.
filed 2015-01-14
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

or

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 37,581,903 shares of $0.001 par value common stock outstanding as of January 14, 2015.

SPORT ENDURANCE, INC.

FORM 10-Q
Quarterly Period Ended November 30, 2014

		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Balance Sheets as of November 30, 2014 (Unaudited) and August 31, 2014	4
	Statements of Operations for Three ended November 30, 2014 and 2013 and the period from January 3, 2001 (inception) to November 30, 2014 (Unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from January 3, 2001 (inception) to November 30, 2014 (Unaudited)	6
	Statements of Cash Flows for the Three Months ended November 30, 2014 and 2013 and the period from January 3, 2001 (inception) to November 30, 2014 (Unaudited)	7
	Notes to the Condensed Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

SIGNATURES		19

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	November 30,	August 31,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
Current assets

Cash and cash equivalents	$-	$-
Prepaid expenses	1,500	-
Total current assets	1,500	-

Equipment, net of accumulated depreciation	3,832	4,380

Total Assets	5,332	4,380

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Bank overdrafts	$-	$-
Accounts payable	20,770	21,733
Convertible debt - related party	19,838	15,668
Total current liabilities	40,608	37,401

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000 shares issued and outstanding as of November 30, 2014 and August 31, 2014	1	1
Common stock, $0.001 par value, 580,000,000 shares authorized, 37,581,903 and 37,581,903 shares issued and outstanding as of November 30, 2014 and August 31, 2014	37,582	37,582
Additional paid-in capital	315,682	311,180
Deficit accumulated during the development stage	(388,541)	(381,784)
Total (deficiency in) stockholders' equity	(35,276)	(33,021)

Total liabilities and (deficiency in) stockholders' equity	$5,332	$4,380

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three	January 3, 2001
	Months Ended	Months Ended	(inception) to
	November 30,	November 30,	November 30,
	2014	2013	2014

Revenue	$-	$-	$-

Operating expenses:
General and administrative	1,708	1,877	48,927
Professional fees	-	6,044	200,002
Depreciation	548	1,048	21,508

Total operating expenses	2,256	8,969	270,437

Net Operating Loss	(2,256)	(8,969)	(270,437)

Other income (expense):
Interest expense	(4,501)	(5,424)	(105,104)
Offering costs	-	-	(13,000)
Total other expense	(4,501)	(5,424)	(118,104)

Loss before provision for income taxes	(6,757)	(14,393)	(388,541)

Provision for income taxes	-	-	-

Net income (loss)	$(6,757)	$(14,393)	$(388,541)

Net income (loss) per share - basic	$(0.00)	$(0.09)

Net income (loss) per share - diluted	$(0.00)	$(0.09)

Weighted average shares outstanding - basic (post-reverse split)	27,771,967	60,200

Weighted average shares outstanding - diluted (post-reverse split)	27,771,967	60,200

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

							(Deficit)
						Common	Accumulated	Total
					Additional	Stock	During	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Common stock issued to founder at $1 per share, of which $500 was paid in cash	-	$-	1,200	$1	$1,199	$-	$-	$1,200
Sale of common stock for cash	-	-	3,000	3	14,997	-	-	15,000
Net loss for the year ended August 31, 2001	-	-	-	-	-	-	(16,200)	(16,200)
Balance, August 31, 2001	-	-	4,200	4	16,196	-	(16,200)	-
Issuance of common stock for professional fees	-	-	25,000	25	124,975	-	-	125,000
Net loss for the year ended August 31, 2002	-	-	-	-	-	-	(125,000)	(125,000)
Balance, August 31, 2002	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2003	-	-	-	-	-	-	-	-
Balance, August 31, 2003	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2004	-	-	-	-	-	-	-	-
Balance, August 31, 2004	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2005	-	-	-	-	-	-	-	-
Balance, August 31, 2005	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2006	-	-	-	-	-	-	-	-
Balance, August 31, 2006	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2007	-	-	-	-	-	-	-	-
Balance, August 31, 2007	-	-	29,200	29	141,171		(141,200)	-
Net loss for the year ended August 31, 2008	-	-	-	-	-	-	-	-
Balance, August 31, 2008	-	-	29,200	29	141,171		(141,200)	-
Issuance of convertible preferred stock for cash	2,000	2	-	-	4,998	-	-	5,000
Issuance of founder's shares in exchange for contributed equipment at $1 per share	-	-	25,340	25	25,315	-	-	25,340
Common stock subscription receivable issued to founder at $1 per share	-	-	8,980	9	8,971	(8,980)	-	-
Previously issued common stock cancelled	-	-	(6,320)	(6)	6	-	-	-
Net loss for the year ended August 31, 2009	-	-	-	-	-	-	-	-
Balance, August 31, 2009	2,000	2	57,200	57	180,461	(8,980)	(141,200)	30,340
Sale of common stock for cash	-	-	-	-	-	8,980	-	8,980
Net loss for the year ended August 31, 2010	-	-	-	-	-	-	(38,421)	(38,421)
Balance, August 31, 2010	2,000	2	57,200	57	180,461	-	(179,621)	899
Conversion of preferred stock into common, 3:1	(1,000)	(1)	3,000	3	(2)	-	-	-
Net loss for the year ended August 31, 2011	-	-	-	-	-	-	(40,847)	(40,847)
Balance, August 31, 2011	1,000	1	60,200	60	180,459	-	(220,468)	(39,948)
Net loss for the year ended August 31, 2012	-	-	-	-	-	-	(15,909)	(15,909)
Balance, August 31, 2012	1,000	1	60,200	60	180,459	-	(236,377)	(55,857)
Stock issued for fractional shares	-	-	203	-	-	-	-	-
Imputed interest on convertible debt	-	-	-	-	1,170	-	-	1,170
Discount related to beneficial conversion feature on convertible debt	-	-	-	-	68,068	-	-	68,068
Net loss for the year ended August 31, 2013	-	-	-	-	-	-	(94,170)	(94,170)
Balance, August 31, 2013	1,000	1	60,403	60	249,697	-	(330,547)	(80,789)
Stock issued for conversion of debt	-	-	37,521,500	37,522	37,522	-	-	75,043
Imputed interest on convertible debt	-	-	-	-	1,319	-	-	1,319
Discount related to beneficial conversion feature on convertible debt	-	-	-	-	22,643	-	-	22,643
Net loss for the year ended August 31, 2014	-	-	-	-	-	-	(51,237)	(51,237)
Balance, August 31, 2014	1,000	1	37,581,903	37,582	311,180	-	(381,784)	(33,021)
Imputed interest on convertible debt	-	-	-	-	332	-	-	332
Discount related to beneficial conversion feature on convertible debt	-	-	-	-	4,170	-	-	4,170
Net loss for the three months ended November 30, 2014	-	-	-	-	-	-	(6,757)	(6,757)
Balance, November 30, 2014	1,000	1	37,581,903	37,582	315,682	-	(388,541)	(35,276)

See accompanying notes to these financial statements.

   SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three	For the Three	January 3, 2001
	Months Ended	Months Ended	(inception) to
	November 30,	November 30,	November 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,757)	$(14,393)	$(388,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	548	1,048	21,508
Shares issued for services	-	-	125,000
Amortization of debt discount	4,170	5,272	94,881
Imputed interest	332	152	2,821
Changes in assets and liabilities:
Prepaid expenses	(1,500)	-	(1,500)
Accounts payable	(963)	2,674	20,770
Accrued interest, related party	-	-	7,403

Net cash provided by (used in) operating activities	(4,170)	(5,247)	(117,658)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) bank overdrafts	-	(22)	-
Proceeds from sale of common stock and preferred stock	-	-	30,180
Proceeds from officer, loans, related party	-	-	43,537
Proceeds from convertible debt - related party	4,170	5,272	43,941

Net cash provided by (used in) financing activities	4,170	5,250	117,658

Net increase (decrease) in cash and cash equivalents	-	3	-

Cash and cash equivalents at beginning of period	-	-	-

Cash and cash equivalents at end of period	$-	$3	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on beneficial conversion feature	4,170	5,272	94,881
Stock issued for conversion of debt	-	62,597	75,043
Reclassification of notes payable to convertible debt	-	-	62,597
Value of common stock issued for services	-	-	125,000
Value of common stock issued for equipment	-	-	25,340
Non-cash preferred stock conversion	-	-	3,000

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

Basis of presentation
The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.  All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 2015. It is suggested that these interim condensed financial statements be read in conjunction with the Form 10-K.

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

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had cash and cash equivalents of $0 and $0 at November 30, 2014 and August 31, 2014.

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

Recently Issued Accounting Pronouncements
In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under International Financial Reporting Standards. Like ASU 2011-11, the amendments in this update were effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on the Company’s financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. The amendments apply to all public and private companies that report items of other comprehensive income. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. The adoption of ASU 2013-02 did not have a material impact on our financial position or results of operations as the Company maintains no items of comprehensive income.

On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. The impact on the Company’s financial statements of adopting ASU 2014-09 is being assessed by management.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™. A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The impact on the Company’s financial statements of adopting ASU 2014-10 is being assessed by management.

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

In June 2014, the FASB issued the FASB ASU2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40).” The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and is still assessing the impact on the financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $388,541, and a working capital deficit of $39,108 as of November 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

During the year ended August 31, 2014 the Company issued convertible promissory notes for aggregate proceeds in the amount of $22,643.  The loans are non-interest bearing and convertible at the holder’s discretion into Common Stock at a price of $0.002 per share.

On November 3, 2014 the Company received an unsecured convertible loan of $2,670.25, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On November 18, 2014 the Company received an unsecured convertible loan of $1,500, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

As of November 30, 2014 and August 31, 2014 the balance of the convertible debt was $19,838 and $15,668.  The Company recorded imputed interest in the amount of $332 and $152 during the three months ended November 30, 2014 and 2013 at a rate of 8% on the outstanding convertible notes.

Discounts on Convertible Notes Payable
The Company calculates any beneficial conversion feature embedded in its convertible notes via the intrinsic value method.  The conversion feature was considered a discount to the notes, to the extent the aggregate value of the conversion feature did not exceed the face value of the notes.  These discounts are amortized to interest expense through earlier of the term or conversion of the notes. During the three months ended November 30, 2014 and 2013 the Company recorded debt discounts in the amount of $4,170 and $5,272.  During the three months ended November 30, 2014 and 2013 the Company amortized debt discounts to interest expense in the aggregate amount of $4,170 and $5,272.

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

On December 31, 2010, the Board of Directors appointed James Hughes to the Board of Directors.

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 4 – Equipment

Equipment consists of the following:

	November 30, 2014	August 31, 2014

Computer equipment	$10,000	$10,000
Furniture and fixtures	15,340	15,340
	25,340	25,340
Less accumulated depreciation	(21,508)	(20,960)
	$3,832	$4,380

Depreciation expense totaled $548 and $1,048 for the three months ended November 30, 2014 and 2013, respectively.

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

The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock as of November 30, 2014 and August 31, 2014.  The Company has 1,000 shares of preferred stock issued and outstanding as of November 30, 2014 and August 31, 2014.

Common stock

No shares of common stock were issued during the three months ended November 30, 2014.

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

The Company is authorized to issue 580,000,000 shares of $0.001 par value common stock as of November 30, 2014 and August 31, 2014.  The Company has 37,581,903 and 37,581,903 shares of common stock issued and outstanding as of November 30, 2014 and August 31, 2014.

Note 6 – Subsequent Events

On December 4, 2014 the Company received an unsecured convertible loan of $2,000, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.  Due to the beneficial conversion feature the Company recorded a discount on the convertible note in the amount of $2,000.

On January 1, 2015 the Company received an unsecured convertible loan of $1,829, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.  Due to the beneficial conversion feature the Company recorded a discount on the convertible note in the amount of $1,500.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Sport Endurance, Inc. (“Sport Endurance”) is a Nevada corporation that intends to manufacture and distribute a line of sports energy drinks.  Production and distribution has not yet commenced, as such, the Company is considered to be in the development stage.

For the three months ended November 30, 2014, we had a net loss of $7,257 as compared to a net loss of $14,393 for the three months ended November 30, 2013.  Our accumulated deficit as of November 30, 2014 was $389,041.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended November 30, 2014 and 2012

Revenues

The Company had no revenues during the three month periods ending November 30, 2014 and 2013.

General and administrative expenses

General and administrative expenses were $1,708 for the three months ended November 30, 2014 compared to $1,877 for the three months ended November 30, 2013, a decrease of $169. The decrease in general and administrative expense for the three months ended November 30, 2014 compared to the three months ended November 30, 2013 was due primarily to a decrease in stock servicing costs and bank service charges.

Professional fees

Professional fees were $0 for the three months ended November 30, 2014 compared to $6,044 for the three months ended November 30, 2013, a decrease of $6,044.  The decrease in professional fees for the three months ended November 30, 2014 compared to the three months ended November 30, 2013 was due primarily to the decrease in accounting and audit fees during this period as compared to the prior year.

Depreciation

Depreciation expense for the three months ended November 30, 2014 totaled $548 compared to $1,048 for the three months ended November 30, 2013, a decrease of $500.  The decrease in depreciation was primarily due to fully depreciating certain office equipment.  We anticipate our quarterly depreciation expense to continue to be $548 for the near term.

Interest expense

Interest expense for the three months ended November 30, 2014 was $4,501 compared to $5,424 for the three months ended November 30, 2013, a decrease of $923.  Interest expense for the three months ended November 30, 2014 is comprised of $4,170 from the discount on convertible debt from the beneficial conversion feature and $331 of imputed interest on convertible debt as compared to $5,272 from the discount on convertible debt from the beneficial conversion feature and $152 in imputed interest during the three months ended November 30, 2013.

Net loss

For the reasons above, our net loss for the three months ended November 30, 2014 was $6,757 compared to $14,393 for the three months ended November 30, 2013, a decrease of $7,636 or approximately (88%).

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at November 30, 2014 compared to August 31, 2014.

	November 30, 2014	August 31, 2014

Current Assets	$1,500	$0

Current Liabilities	$40,608	$37,401

Working Capital (Deficit)	$(39,108)	$(37,401)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of November 30, 2014, we had a working capital deficit of $39,108.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the three months ended November 30, 2014 we did not receive any proceeds from private placements.  During three months ended November 30, 2014, we received a total of $4,170 in unsecured convertible loans due on demand, non-interest bearing, from related parties. There is no guarantee that the related parties will be willing to commit any further loans to the Company at this time.

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

As of November 30, 2014, we had cash and cash equivalents of $0. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $388,541 and a working capital deficit of $39,108 at November 30, 2014, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of November 30, 2014, we had no employees, other than our non-paid CEO, Gerald Ricks.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

Recently Issued Accounting Standards

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under International Financial Reporting Standards. Like ASU 2011-11, the amendments in this update were effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on the Company’s financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. The amendments apply to all public and private companies that report items of other comprehensive income. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. The adoption of ASU 2013-02 did not have a material impact on our financial position or results of operations as the Company maintains no items of comprehensive income.

On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. The impact on the Company’s financial statements of adopting ASU 2014-09 is being assessed by management.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™. A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The impact on the Company’s financial statements of adopting ASU 2014-10 is being assessed by management.

In June 2014, the FASB issued the FASB ASU2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40).” The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and is still assessing the impact on the financial statements.

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

Item 1A. Risk Factors.

There has been no change in the Company’s risk factors since the Company’s Annual Report on Form 10-K filed with the SEC on December 4, 2014.

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

SPORT ENDURANCE, INC.

Date: January 14, 2015	By:	/s/ Gerald Ricks
Gerald Ricks
President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)