Form 10-Q
period 2015-02-28
Sport Endurance, Inc.
filed 2015-04-14
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 37,581,903 shares of $0.001 par value common stock outstanding as of April 14, 2015.

SPORT ENDURANCE, INC.

FORM 10-Q
Quarterly Period Ended February 28, 2015

		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Balance Sheets as of February 28, 2015 (Unaudited) and August 31, 2014	4
	Statements of Operations for Three and Six Months ended February 28, 2015 and 2014 and the period from January 3, 2001 (inception) to February 28, 2015 (Unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from January 3, 2001 (inception) to February 28, 2015 (Unaudited)	6
	Statements of Cash Flows for the Six Months ended February 28, 2015 and 2014 and the period from January 3, 2001 (inception) to February 28, 2015 (Unaudited)	7
	Notes to the Condensed Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

SIGNATURES		20

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	February 28,	August 31,
	2015	2014
ASSETS
Current assets

Cash and cash equivalents	$-	$-
Total current assets	-	-

Equipment, net of accumulated depreciation	3,284	4,380

Total Assets	3,284	4,380

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	22,446	21,733
Convertible debt - related party	27,111	15,668
Total current liabilities	49,557	37,401

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000 shares issued and outstanding as of February 28, 2015 and August 31, 2014	1	1
Common stock, $0.001 par value, 580,000,000 shares authorized, 37,581,903 and 37,581,903 shares issued and outstanding as of February 28, 2015 and August 31, 2014	37,582	37,582
Additional paid-in capital	323,433	311,180
Deficit accumulated during the development stage	(407,289)	(381,784)
Total (deficiency in) stockholders' equity	(46,273)	(33,021)

Total liabilities and (deficiency in) stockholders' equity	$3,284	$4,380

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six	January 3, 2001
	Months Ended	Months Ended	Months Ended	Months Ended	(inception) to
	February 28,	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014	2015

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	1,675	1,724	3,383	3,601	50,602
Professional fees	8,773	3,201	8,773	9,245	208,775
Depreciation	548	1,048	1,096	2,096	22,056

Total operating expenses	10,996	5,973	13,252	14,942	281,433

Net Operating Loss	(10,996)	(5,973)	(13,252)	(14,942)	(281,433)

Other income (expense):
Interest expense	(7,752)	(7,859)	(12,253)	(13,283)	(112,856)
Offering costs	-	-	-	-	(13,000)
Total other expense	(7,752)	(7,859)	(12,253)	(13,283)	(125,856)

Loss before provision for income taxes	(18,748)	(13,832)	(25,505)	(28,225)	(407,289)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(18,748)	$(13,832)	$(25,505)	$(28,225)	$(407,289)

Net income (loss) per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic (post-reverse split)	37,581,903	31,358,903	37,581,903	31,358,903

Weighted average shares outstanding - diluted (post-reverse split)	37,581,903	31,358,903	37,581,903	31,358,903

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

							(Deficit)
						Common	Accumulated	Total
					Additional	Stock	During	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Common stock issued to founder at $1 per share, of which $500 was paid in cash	-	$-	1,200	$1	$1,199	$-	$-	$1,200
Sale of common stock for cash	-	-	3,000	3	14,997	-	-	15,000
Net loss for the year ended August 31, 2001	-	-	-	-	-	-	(16,200)	(16,200)
Balance, August 31, 2001	-	-	4,200	4	16,196	-	(16,200)	-
Issuance of common stock for professional fees	-	-	25,000	25	124,975	-	-	125,000
Net loss for the year ended August 31, 2002	-	-	-	-	-	-	(125,000)	(125,000)
Balance, August 31, 2002	-	-	29,200	29	141,171	-	(141,200)	-
Net loss for the year ended August 31, 2003	-	-	-	-	-	-	-	-
Balance, August 31, 2003	-	-	29,200	29	141,171	-	(141,200)	-
Net loss for the year ended August 31, 2004	-	-	-	-	-	-	-	-
Balance, August 31, 2004	-	-	29,200	29	141,171	-	(141,200)	-
Net loss for the year ended August 31, 2005	-	-	-	-	-	-	-	-
Balance, August 31, 2005	-	-	29,200	29	141,171	-	(141,200)	-
Net loss for the year ended August 31, 2006	-	-	-	-	-	-	-	-
Balance, August 31, 2006	-	-	29,200	29	141,171	-	(141,200)	-
Net loss for the year ended August 31, 2007	-	-	-	-	-	-	-	-
Balance, August 31, 2007	-	-	29,200	29	141,171	-	(141,200)	-
Net loss for the year ended August 31, 2008	-	-	-	-	-	-	-	-
Balance, August 31, 2008	-	-	29,200	29	141,171	-	(141,200)	-
Issuance of convertible preferred stock for cash	2,000	2	-	-	4,998	-	-	5,000
Issuance of founder's shares in exchange for contributed equipment at $1 per share	-	-	25,340	25	25,315	-	-	25,340
Common stock subscription receivable issued to founder at $1 per share	-	-	8,980	9	8,971	(8,980)	-	-
Previously issued common stock cancelled	-	-	(6,320)	(6)	6	-	-	-
Net loss for the year ended August 31, 2009	-	-	-	-	-	-	-	-
Balance, August 31, 2009	2,000	2	57,200	57	180,461	(8,980)	(141,200)	30,340
Sale of common stock for cash	-	-	-	-	-	8,980	-	8,980
Net loss for the year ended August 31, 2010	-	-	-	-	-	-	(38,421)	(38,421)
Balance, August 31, 2010	2,000	2	57,200	57	180,461	-	(179,621)	899
Conversion of preferred stock into common, 3:1	(1,000)	(1)	3,000	3	(2)	-	-	-
Net loss for the year ended August 31, 2011	-	-	-	-	-	-	(40,847)	(40,847)
Balance, August 31, 2011	1,000	1	60,200	60	180,459	-	(220,468)	(39,948)
Net loss for the year ended August 31, 2012	-	-	-	-	-	-	(15,909)	(15,909)
Balance, August 31, 2012	1,000	1	60,200	60	180,459	-	(236,377)	(55,857)
Stock issued for fractional shares	-	-	203	-	-	-	-	-
Imputed interest on convertible debt	-	-	-	-	1,170	-	-	1,170
Discount related to beneficial conversion feature on convertible debt	-	-	-	-	68,068	-	-	68,068
Net loss for the year ended August 31, 2013	-	-	-	-	-	-	(94,170)	(94,170)
Balance, August 31, 2013	1,000	1	60,403	60	249,697	-	(330,547)	(80,789)
Stock issued for conversion of debt	-	-	37,521,500	37,522	37,522	-	-	75,043
Imputed interest on convertible debt	-	-	-	-	1,319	-	-	1,319
Discount related to beneficial conversion feature on convertible debt	-	-	-	-	22,643	-	-	22,643
Net loss for the year ended August 31, 2014	-	-	-	-	-	-	(51,237)	(51,237)
Balance, August 31, 2014	1,000	1	37,581,903	37,582	311,180	-	(381,784)	(33,021)
Imputed interest on convertible debt	-	-	-	-	810	-	-	810
Discount related to beneficial conversion feature on convertible debt	-	-	-	-	11,443	-	-	11,443
Net loss for the six months ended February 28, 2015	-	-	-	-	-	-	(25,505)	(25,505)
Balance, February 28, 2015	1,000	1	37,581,903	37,582	323,433	-	(407,289)	(46,273)

See accompanying notes to these financial statements.

   SPORT ENDURANCE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six	For the Six	January 3, 2001
	Months Ended	Months Ended	(inception) to
	February 28,	February 28,	February 28,
	2015	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(25,505)	$(28,225)	$(407,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,096	2,096	22,056
Shares issued for services	-	-	125,000
Amortization of debt discount	11,443	12,818	102,154
Imputed interest	810	465	3,299
Changes in assets and liabilities:
Accounts payable	713	50	22,446
Accrued interest, related party	-	-	7,403

Net cash provided by (used in) operating activities	(11,443)	(12,796)	(124,931)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) bank overdrafts	-	(22)	-
Proceeds from sale of common stock and preferred stock	-	-	30,180
Proceeds from officer, loans, related party	-	-	43,537
Proceeds from convertible debt - related party	11,443	12,818	51,214

Net cash provided by (used in) financing activities	11,443	12,796	124,931

Net increase (decrease) in cash and cash equivalents	-	-	-

Cash and cash equivalents at beginning of period	-	-	-

Cash and cash equivalents at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on beneficial conversion feature	11,443	12,818	102,154
Stock issued for conversion of debt	-	62,597	75,043
Reclassification of notes payable to convertible debt	-	-	62,597
Value of common stock issued for services	-	-	125,000
Value of common stock issued for equipment	-	-	25,340
Non-cash preferred stock conversion	-	-	3,000

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

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had cash and cash equivalents of $0 and $0 at February 28, 2015 and August 31, 2014.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $407,289, and a working capital deficit of $49,557 as of February 28, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

On November 3, 2014 the Company issued an unsecured convertible loan of $2,670.25, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On November 18, 2014 the Company issued an unsecured convertible loan of $1,500, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On December 4, 2014 the Company issued an unsecured convertible loan of $2,000, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On January 2, 2015 the Company issued an unsecured convertible loan of $2,073, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On January 14, 2015 the Company issued an unsecured convertible loan of $1,250, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On February 2, 2015 the Company issued an unsecured convertible loan of $1,950, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

As of February 28, 2015 and August 31, 2014 the balance of the convertible debt was $27,111 and $15,668.  The Company recorded imputed interest at a rate of 8% on outstanding convertible notes in the amount of $478 and $313 during the three months ended February 28, 2014 and 2013, respectively and $810 and $465 during the six months ended February 28, 2015 and 2014, respectively.

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Discounts on Convertible Notes Payable
The Company calculates any beneficial conversion feature embedded in its convertible notes via the intrinsic value method.  The conversion feature was considered a discount to the notes, to the extent the aggregate value of the conversion feature did not exceed the face value of the notes.  These discounts are amortized to interest expense through earlier of the term or conversion of the notes. During six three months ended February 28, 2015 and 2014 the Company recorded debt discounts in the amount of $11,443 and $12,818.  During the six months ended February 28, 2015 and 2014 the Company amortized debt discounts to interest expense in the aggregate amount of $11,443 and $12,818.

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

On December 31, 2010, the Board of Directors appointed James Hughes to the Board of Directors.

Note 4 – Equipment

Equipment consists of the following:

	February 28, 2015	August 31, 2014

Computer equipment	$10,000	$10,000
Furniture and fixtures	15,340	15,340
	25,340	25,340
Less accumulated depreciation	(22,056)	(20,960)
	$3,284	$4,380

Depreciation expense totaled $548 and $1,048 for the three months ended February 28, 2015 and 2014, respectively and $1,096 and $2,096 for the six months ended February 28, 2015 and 2014, respectively.

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

Sport Endurance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock as of February 28, 2015 and August 31, 2014.  The Company has 1,000 shares of preferred stock issued and outstanding as of February 28, 2015 and August 31, 2014.

Common stock

No shares of common stock were issued during the six months ended February 28, 2015.

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

The Company is authorized to issue 580,000,000 shares of $0.001 par value common stock as of February 28, 2015 and August 31, 2014.  The Company has 37,581,903 and 37,581,903 shares of common stock issued and outstanding as of February 28, 2015 and August 31, 2014.

Note 6 – Subsequent Events

On March 4, 2015 the Company issued an unsecured convertible loan of $2,275, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.  Due to the beneficial conversion feature the Company recorded a discount on the convertible note in the amount of $2,275.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Sport Endurance, Inc. (“Sport Endurance”) is a Nevada corporation that intends to manufacture and distribute a line of sports energy drinks.  Production and distribution has not yet commenced, as such, the Company is considered to be in the development stage.

For the six months ended February 28, 2015, we had a net loss of $25,505 as compared to a net loss of $28,225 for the six months ended February 28, 2014.  Our accumulated deficit as of February 28, 2015 was $407,289.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Six Months Ended February 28, 2015 and 2014

Revenues

The Company had no revenues during the six month periods ending February 28, 2015 and 2014.

General and administrative expenses

General and administrative expenses were $3,383 for the six months ended February 28, 2015 compared to $3,601 for the six months ended February 28, 2014, a decrease of $218. The decrease in general and administrative expense for the six months ended February 28, 2015 compared to the six months ended February 28, 2014 was due primarily to a decrease in stock servicing costs and bank service charges.

Professional fees

Professional fees were $8,773 for the six months ended February 28, 2015 compared to $9,245 for the six months ended February 28, 2014, a decrease of $472.  The decrease in professional fees for the six months ended February 28, 2015 compared to the six months ended February 28, 2015 was due primarily to the decrease in accounting and audit fees during this period as compared to the prior year.

Depreciation

Depreciation expense for the six months ended February 28, 2015 totaled $1,096 compared to $2,096 for the six months ended February 28, 2014, a decrease of $1,000.  The decrease in depreciation was primarily due to fully depreciating certain office equipment.

Interest expense

Interest expense for the six months ended February 28, 2015 was $12,253 compared to $13,283 for the six months ended February 28, 2014, a decrease of $1,030.  Interest expense for the six months ended February 28, 2015 is comprised of $11,443 from the discount on convertible debt from the beneficial conversion feature and $810 of imputed interest on convertible debt as compared to $12,818 from the discount on convertible debt from the beneficial conversion feature and $465 in imputed interest during the six months ended February 28, 2014.

Net loss

For the reasons above, our net loss for the six months ended February 28, 2015 was $25,505 compared to $28,225 for the six months ended February 28, 2014, a decrease of $2,720 or approximately (10%).

Results of Operations for the Three Months Ended February 28, 2015 and 2014

Revenues

The Company had no revenues during the three month periods ending February 28, 2015 and 2014.

General and administrative expenses

General and administrative expenses were $1,675 for the three months ended February 28, 2015 compared to $1,724 for the three months ended February 28, 2014, a decrease of $49. The decrease in general and administrative expense for the three months ended February 28, 2015 compared to the three months ended February 28, 2014 was due primarily to a decrease in stock servicing costs and bank service charges.

Professional fees

Professional fees were $8,773 for the three months ended February 28, 2015 compared to $3,201 for the three months ended February 28, 2014, an increase of $5,572.  The increase in professional fees for the three months ended February 28, 2015 compared to the three months ended February 28, 2014 was due primarily to an increase in accounting and audit fees related to our 10-K recognized during our second quarter.

Depreciation

Depreciation expense for the three months ended February 28, 2015 totaled $548 compared to $1,048 for the three months ended February 28, 2014, a decrease of $500.  The decrease in depreciation was primarily due to fully depreciating certain office equipment.  We anticipate our quarterly depreciation expense to continue to be $548 for the near term.

Interest expense

Interest expense for the three months ended February 28, 2015 was $7,752 compared to $7,859 for the three months ended February 28, 2014, a decrease of $107.  Interest expense for the three months ended February 28, 2015 is comprised of $7,273 from the discount on convertible debt from the beneficial conversion feature and $478 of imputed interest on convertible debt as compared to $7,546 from the discount on convertible debt from the beneficial conversion feature and $313 in imputed interest during the three months ended February 28, 2014.

Net loss

For the reasons above, our net loss for the three months ended February 28, 2015 was $18,748 compared to $13,832 for the three months ended February 28, 2014, an increase of $4,916 or approximately (36%).

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at February 28, 2015 compared to August 31, 2014.

	February 28, 2015	August 31, 2014

Current Assets	$0	$0

Current Liabilities	$49,557	$37,401

Working Capital (Deficit)	$(49,557)	$(37,401)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of February 28, 2015, we had a working capital deficit of $49,557.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the six months ended February 28, 2015 we did not receive any proceeds from private placements.  During six months ended February 28, 2015, we received a total of $11,443 in unsecured convertible loans due on demand, non-interest bearing, from related parties. There is no guarantee that the related parties will be willing to commit any further loans to the Company at this time.

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

As of February 28, 2015, we had cash and cash equivalents of $0. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $407,289 and a working capital deficit of $49,557 at February 28, 2015, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of February 28, 2015, we had no employees, other than our non-paid CEO, Gerald Ricks.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

SPORT ENDURANCE, INC.

Date: April 14, 2015	By:	/s/ Gerald Ricks
Gerald Ricks
President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)