Form 10-Q
period 2015-05-31
Sport Endurance, Inc.
filed 2015-07-20
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 37,581,903 shares of $0.001 par value common stock outstanding as of July 17, 2015.

SPORT ENDURANCE, INC.

FORM 10-Q
Quarterly Period Ended May 31, 2015

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT ENDURANCE, INC.
BALANCE SHEETS

	May 31,	August 31,
	2015	2014
ASSETS
Current assets

Cash and cash equivalents	$-	$-
Total current assets	-	-

Equipment, net of accumulated depreciation	2,736	4,380

Total Assets	2,736	4,380

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	22,240	21,733
Convertible debt - related party	32,586	15,668
Total current liabilities	54,826	37,401

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000 shares issued and outstanding as of May 31, 2015 and August 31, 2014	1	1
Common stock, $0.001 par value, 580,000,000 shares authorized, 37,581,903 and 37,581,903 shares issued and outstanding as of May 31, 2015 and August 31, 2014	37,582	37,582
Additional paid-in capital	329,525	311,180
Accumulated deficit	(419,198)	(381,784)
Total (deficiency in) stockholders' equity	(52,090)	(33,021)

Total liabilities and (deficiency in) stockholders' equity	$2,736	$4,380

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	May 31,	May 31,	May 31,	May 31,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	2,069	1,675	5,452	5,276
Professional fees	3,200	3,200	11,973	12,445
Depreciation	548	1,048	1,644	3,144

Total operating expenses	5,817	5,923	19,069	20,865

Net Operating Loss	(5,817)	(5,923)	(19,069)	(20,865)

Other income (expense):
Interest expense	(6,092)	(5,314)	(18,345)	(18,597)
Total other expense	(6,092)	(5,314)	(18,345)	(18,597)

Loss before provision for income taxes	(11,909)	(11,237)	(37,414)	(39,462)

Provision for income taxes	-	-	-	-

Net income (loss)	$(11,909)	$(11,237)	$(37,414)	$(39,462)

Net income (loss) per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic (post-reverse split)	37,581,903	31,358,903	37,581,903	31,358,903

Weighted average shares outstanding - diluted (post-reverse split)	37,581,903	31,358,903	37,581,903	31,358,903

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

							Total
					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, August 31, 2013	1,000	1	60,403	60	249,697	(330,547)	(80,789)
Stock issued for conversion of debt	-	-	37,521,500	37,522	37,522	-	75,043
Imputed interest on convertible debt	-	-	-	-	1,319	-	1,319
Discount related to beneficial conversion feature on convertible debt	-	-	-	-	22,643	-	22,643
Net loss for the year ended August 31, 2014	-	-	-	-	-	(51,237)	(51,237)
Balance, August 31, 2014	1,000	1	37,581,903	37,582	311,180	(381,784)	(33,021)
Imputed interest on convertible debt	-	-	-	-	1,427	-	1,427
Discount related to beneficial conversion feature on convertible debt	-	-	-	-	16,918	-	16,918
Net loss for the nine months ended May 31, 2015	-	-	-	-	-	(37,414)	(37,414)
Balance, May 31, 2015	1,000	1	37,581,903	37,582	329,525	(419,198)	(52,090)

See accompanying notes to these financial statements.

   SPORT ENDURANCE, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	May 31,	May 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(37,414)	$(39,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,644	3,144
Amortization of debt discount	16,918	17,718
Imputed interest	1,427	879
Changes in assets and liabilities:
Accounts payable	507	25

Net cash provided by (used in) operating activities	(16,918)	(17,696)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) bank overdrafts	-	(22)
Proceeds from convertible debt - related party	16,918	17,718

Net cash provided by (used in) financing activities	16,918	17,696

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on beneficial conversion feature	16,918	17,718
Stock issued for conversion of debt	-	62,597

See accompanying notes to these financial statements.

Sport Endurance, Inc.
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

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had cash and cash equivalents of $0 and $0 at May 31, 2015 and August 31, 2014.

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

Recently Issued Accounting Pronouncements
The Company has assessed all newly issued accounting pronouncements released during the nine months ended May 31, 2015 and through the date of this filing, and has found none of them will have a material impact on the Company’s financial statements when or if adopted.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $419,198, and a working capital deficit of $54,826 as of May 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Sport Endurance, Inc.
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

On April 14, 2015 the Company issued an unsecured convertible loan of $1,250, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On April 30, 2015 the Company issued an unsecured convertible loan of $1,950, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

As of May 31, 2015 and August 31, 2014 the balance of the convertible debt was $32,586 and $15,668.  The Company recorded imputed interest at a rate of 8% on outstanding convertible notes in the amount of $617 and $414 during the three months ended May 31, 2015 and 2014, respectively and $1,427 and $879 during the nine months ended May 31, 2015 and 2014, respectively.

Discounts on Convertible Notes Payable
The Company calculates any beneficial conversion feature embedded in its convertible notes via the intrinsic value method.  The conversion feature was considered a discount to the notes, to the extent the aggregate value of the conversion feature did not exceed the face value of the notes.  These discounts are amortized to interest expense through earlier of the term or conversion of the notes. During the nine months ended May 31, 2015 and 2014 the Company recorded debt discounts in the amount of $16,918 and $17,718.  During the nine months ended May 31, 2015 and 2014 the Company amortized debt discounts to interest expense in the aggregate amount of $16,918 and $17,718, respectively.

Sport Endurance, Inc.
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

On December 31, 2010, the Board of Directors appointed James Hughes to the Board of Directors.

Note 4 – Equipment

Equipment consists of the following:

	May 31, 2015	August 31, 2014

Computer equipment	$10,000	$10,000
Furniture and fixtures	15,340	15,340
	25,340	25,340
Less accumulated depreciation	(22,604)	(20,960)
	$2,736	$4,380

Depreciation expense totaled $548 and $1,048 for the three months ended May 31, 2015 and 2014, respectively and $1,644 and $3,144 for the nine months ended May 31, 2015 and 2014, respectively.

Note 5 – Stockholders’ Equity

Preferred stock
The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock as of May 31, 2015 and August 31, 2014.  The Company has 1,000 shares of preferred stock issued and outstanding as of May 31, 2015 and August 31, 2014.

Common stock
No shares of common stock were issued during the nine months ended May 31, 2015.

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

The Company is authorized to issue 580,000,000 shares of $0.001 par value common stock as of May 31, 2015 and August 31, 2014.  The Company has 37,581,903 and 37,581,903 shares of common stock issued and outstanding as of May 31, 2015 and August 31, 2014.

Note 6 – Subsequent Events

On July 15, 2015 the Company issued an unsecured convertible loan of $2,635, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.  Due to the beneficial conversion feature the Company recorded a discount on the convertible note in the amount of $2,635.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Sport Endurance, Inc. (“Sport Endurance”) is a Nevada corporation that intends to manufacture and distribute a line of sports energy drinks.  Since inception, the Company has yet to produce and distribute any sport energy drinks.

For the nine months ended May 31, 2015, we had a net loss of $37,414 as compared to a net loss of $39,462 for the nine months ended May 31, 2014.  Our accumulated deficit as of May 31, 2015 was $419,198.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Nine Months Ended May 31, 2015 and 2014

Revenues

The Company had no revenues during the nine month periods ending May 31, 2015 and 2014.

General and administrative expenses

General and administrative expenses were $5,452 for the nine months ended May 31, 2015 compared to $5,276 for the nine months ended May 31, 2014, an increase of $176. The increase in general and administrative expense for the nine months ended May 31, 2015 compared to the nine months ended May 31, 2014 was due primarily to an increase in stock servicing costs and bank service charges.

Professional fees

Professional fees were $11,973 for the nine months ended May 31, 2015 compared to $12,445 for the nine months ended May 31, 2014, a decrease of $472.  The decrease in professional fees for the nine months ended May 31, 2015 compared to the nine months ended May 31, 2015 was due primarily to the decrease in accounting and audit fees during this period as compared to the prior year.

Depreciation

Depreciation expense for the nine months ended May 31, 2015 totaled $1,644 compared to $3,144 for the nine months ended May 31, 2014, a decrease of $1,500.  The decrease in depreciation was primarily due to fully depreciating certain office equipment.

Interest expense

Interest expense for the nine months ended May 31, 2015 was $18,345 compared to $18,597 for the nine months ended May 31, 2014, a decrease of $252.  Interest expense for the nine months ended May 31, 2015 is comprised of $16,918 from the discount on convertible debt from the beneficial conversion feature and $1,427 of imputed interest on convertible debt as compared to $17,718 from the discount on convertible debt from the beneficial conversion feature and $879 in imputed interest during the nine months ended May 31, 2014.

Net loss

For the reasons above, our net loss for the nine months ended May 31, 2015 was $37,414 compared to $39,462 for the nine months ended May 31, 2014, a decrease in our net loss of $2,048 or approximately (5.19%).

Results of Operations for the Three Months Ended May 31, 2015 and 2014

Revenues

The Company had no revenues during the three month periods ending May 31, 2015 and 2014.

General and administrative expenses

General and administrative expenses were $2,069 for the three months ended May 31, 2015 compared to $1,675 for the three months ended May 31, 2014, an increase of $394. The increase in general and administrative expense for the three months ended May 31, 2015 compared to the three months ended May 31, 2014 was due primarily to an increase in stock servicing costs and bank service charges.

Professional fees

Professional fees were $3,200 for the three months ended May 31, 2015 compared to $3,200 for the three months ended May 31, 2014.

Depreciation

Depreciation expense for the three months ended May 31, 2015 totaled $548 compared to $1,048 for the three months ended May 31, 2014, a decrease of $500.  The decrease in depreciation was primarily due to fully depreciating certain office equipment.  We anticipate our quarterly depreciation expense to continue to be $548 for the near term.

Interest expense

Interest expense for the three months ended May 31, 2015 was $6,092 compared to $5,314 for the three months ended May 31, 2014, an increase of $778.  Interest expense for the three months ended May 31, 2015 is comprised of $5,475 from the discount on convertible debt from the beneficial conversion feature and $617 of imputed interest on convertible debt as compared to $4,900 from the discount on convertible debt from the beneficial conversion feature and $414 in imputed interest during the three months ended May 31, 2014.

Net loss

For the reasons above, our net loss for the three months ended May 31, 2015 was $11,909 compared to $11,237 for the three months ended May 31, 2014, an increase in our net loss of $672 or approximately 6%.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at May 31, 2015 compared to August 31, 2014.

	May 31, 2015	August 31, 2014

Current Assets	$0	$0

Current Liabilities	$54,826	$37,401

Working Capital (Deficit)	$(54,826)	$(37,401)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of May 31, 2015, we had a working capital deficit of $54,826.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the nine months ended May 31, 2015 we did not receive any proceeds from private placements.  During nine months ended May 31, 2015, we received a total of $16,918 in unsecured convertible loans due on demand, non-interest bearing, from related parties. There is no guarantee that the related parties will be willing to commit any further loans to the Company at this time.

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

As of May 31, 2015, we had cash and cash equivalents of $0. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $419,198 and a working capital deficit of $54,826 at May 31, 2015, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of May 31, 2015, we had no employees, other than our non-paid CEO, Gerald Ricks.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

Recently Issued Accounting Standards

The Company has assessed all newly issued accounting pronouncements released during the nine months ended May 31, 2015 and through the date of this filing, and has found none of them will have a material impact on the Company’s financial statements when or if adopted.

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

SPORT ENDURANCE, INC.

Date: July 20, 2015	By:	/s/ Gerald Ricks
Gerald Ricks
President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)