Form 10-K
period 2015-08-31
Sport Endurance, Inc.
filed 2015-11-18
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2015

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
Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,948,618

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 77,575,303 shares of $0.001 par value common stock outstanding as of November 13, 2015.

SPORT ENDURANCE, INC.
FORM 10-K
Year Ended August 31, 2015

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

PART I

ITEM 1.     BUSINESS

Overview

We were incorporated in the State of Nevada on January 3, 2001 under the name of Cayenne Construction, Inc.  The Company ceased all operations in 2002.  The Company was dormant from 2002 until July of 2009.  The Company has had no revenues or expenses for this time period.

The Company was revived on July 28, 2009 in order to enter into the liquid Soft-Gel capsules market. The Company changed its name to Sport Endurance, Inc. in August 2009.  On August 20, 2009 Robert Timothy acquired controlling interest in Sport Endurance, Inc. Robert Timothy resigned and turned over all Shares and controlling interest to Gerald Rick’s on December 15, 2010

Sport Endurance, Inc. is presently marketing for sale liquid Soft-Gel capsules (“Gel Caps”).

Sport Endurance has not commenced its major operations of having its one product a liquid soft-gel capsule manufactured by an unaffiliated outside provider (Soft Gel Technologies, Inc. (SGTI) and the Company has not distributed the product to anyone.  The company is presently marketing a Sport Endurance liquid Soft-Gel capsule in the Salt Lake City, Utah area.  The company will not have any liquid Soft-Gels manufactured until the company has sold the product to an end user.  Sport Endurance has not commenced its major operations. In addition the company has not achieved any revenue in connection with its business to date. As a result we are a startup company, that is, we have no operating history or revenue, and are at a competitive disadvantage.

The competition for and difficulty in selling liquid Gel Caps may affect our ability to develop profitable operations in the future.  Companies that are engaged in liquid Gel Caps, retail products, include large, established companies with substantial capabilities and long earnings records.

We have no operating history and expect to incur losses for the foreseeable future. Should we continue to incur losses for a significant amount of time, the value of your investment in the common shares could be affected downward, and you could even lose your entire investment.

We have not yet received any revenues from our operations, nor have we otherwise engaged in any business operations.  Our auditors note the absence of revenues and operations in the Independent Audit Report dated November 17, 2015, cites a going concern. The going concern statement opinion issued by the independent auditors is the result of a lack of operations and working capital.

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

We were incorporated in the State of Nevada on January 3, 2001 under the name of Cayenne Construction, Inc.  The Company ceased all operations in 2002.  The Company was dormant from 2002 until July of 2009.  The Company has had no revenues or expenses for this time period.

The Company was revived on July 28, 2009 in order to enter into the liquid Gel Cap market. The Company changed its name to Sport Endurance, Inc. in August 2009.  On August 20, 2009 Robert Timothy acquired controlling interest in Sport Endurance, Inc. Robert Timothy resigned and turned over all Shares and controlling interest to Gerald Rick’s on December 15, 2010. The company has no operating history from inception to Prospectus date.

Presently we have no revenues and have an accumulated deficit at August 31, 2015 of $431,453.  We expect to incur further losses for the foreseeable future due to additional costs and expenses related to:

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

●
Manufacturing and packaging of liquid Gel Caps - production of 26,584 6-pack cards will cost the company at least $17,000.  We would need $6,300- manufacturing of 159,504 capsules, $6,100- packaging into 6 pack blister cards, $500- packaging 12, 6 pack blister cards into a box, and $150- packaging 12 boxes into a master case. Delivery costs to Salt Lake City, Utah office $3,000 and $950 delivery to customer. The company intends to allocate funds to manufacturing, packaging and shipping only after a purchase order has been delivered to the company. (The company does not have a minimum amount that it must contract for in manufacturing or packaging its product.  The above costs are for the amounts stated.)

ONCE TRANSACTING BUSINESS, THE COMPETITION FOR AND DIFFICULTY IN SELLING LIQUID SOFT GEL CAPSULES COULD AFFECT OUR ABILITY TO DEVELOP PROFITABLE OPERATIONS.

Many companies that are engaged in the liquid gel capsule business include large, established companies with substantial capabilities and long earnings records. We may be at a competitive disadvantage in promoting our Sport Endurance liquid Gel capsules, as we must compete with these companies, many of which have greater financial resources and larger technical staffs than we do.

WE HAVE NO OPERATING HISTORY AND FACE MANY OF THE RISKS AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY A YOUNG COMPANY.

We were incorporated in the State of Nevada on January 3, 2001 under the name of Cayenne Construction, Inc.  The Company ceased all operations in 2002.  The Company was dormant from 2002 until July of 2009.  The Company has had no revenues or expenses for this time period.

The Company was revived on July 28, 2009 and changed its name to Sport Endurance, Inc. in August 2009.  In August 2009 Robert Timothy acquired controlling interest in Sport Endurance, Inc. Robert Timothy resigned and turned over all Shares and controlling interest to Gerald Rick’s on December 15, 2010

We revived the company on July 28, 2009 and began operations in August 2009.  We have a no operating history for investors to evaluate the potential of our business development. We will begin to market our one product in the Salt Lake City, Utah, area and development our brand name. In addition, we also face many of the risks and difficulties inherent in introducing a new product. These risks include the ability to:

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

WE MAY NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.

The development of our services and product will require the commitment of resources to increase the advertising, marketing and future expansion of our business. In addition, expenditures will be required to enable us to conduct existing and planned business research, development of products and associate offices, and marketing of our existing and future services and products. Currently, we have no established bank-financing arrangements and as of August 31, 2015 the company has $59,865 in working capital deficit.  We would need to seek additional financing through subsequent future private offering of our equity securities, or through strategic partnerships and other arrangements with corporate partners.

We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. The sale of additional equity securities could result in dilution to our stockholders. The occurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our future operations. If adequate additional financing is not available on acceptable terms, we may not be able to implement our business development plan or continue our business operations. Presently no other sources have been identified and it is unknown if any other sources will be identified.

WE MAY NOT BE ABLE TO BUILD OUR BRAND AWARENESS.

Development and awareness of our brand Sport Endurance will depend largely upon our success in creating a customer base and potential referral sources. In order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, management plans to gradually increase over the next 12 months our marketing and advertising budgets as funding allows. If we are unable to economically promote or maintain our brand, then our business, results of operations and financial condition could be severely harmed. We have not yet received any revenues from our operations, nor have we otherwise engaged in any business operations and we do not have any customers.

FUTURE BUSINESS OPERATIONS VIA THE INTERNET MAY SUBJECT US TO A NUMBER OF LAWS AND REGULATIONS TO BE ADOPTED WITH RESPECT TO THE INTERNET MARKETPLACE, AND THE UNCERTAINTY RELATED TO THE APPLICATION OF MANY EXISTING LAWS TO THE INTERNET MARKETPLACE CREATES UNCERTAINTY TO OUR BUSINESS DEVELOPMENT.

At present, selling liquid Gel Caps is not a government-regulated industry, so we do not need to obtain governmental approval to market and sell our products over the Internet, except that we are subject to the laws and regulations generally applicable to businesses and directly applicable to offline and online commerce. However, because the Internet is interstate in nature, we are able to offer our products across the country.

In addition, our management is not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption, and other intellectual property issues, taxation, libel and export or import matters, because the vast majority of these laws were adopted prior to the advent of the Internet, and therefore, do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws that are intended to address these issues could create uncertainty in the Internet marketplace, which could in the future reduce demand for our products or increase our cost of operations as a result of litigation or arbitration.   Presently we have not yet received any revenues from our operations, nor have we otherwise engaged in any business operations.

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

WE HAVE RECEIVED AN OPINION OF GOING CONCERN FROM OUR AUDITORS.  IF WE DO NOT RECEIVE ADDITIONAL FUNDING, WE WOULD HAVE TO CURTAIL OR CEASE OPERATIONS.  AN INVESTMENT IN OUR SECURITIES REPRESENTS SIGNIFICANT RISK AND YOU MAY LOSE ALL OR PART YOUR ENTIRE INVESTMENT.

Our independent auditors noted in their report accompanying our financial statements for the period ended August 31, 2015 that we have not made a profit. As of August 31, 2015, we had an accumulated deficit of $431,453. They further stated that the uncertainty related to these conditions raised substantial doubt about our ability to continue as a going concern.  At August 31, 2015, we had $0 in cash.  We do not currently have sufficient capital resources to fund operations.  To stay in business we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

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

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

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

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED AUGUST 31, 2015:
First Quarter	$0.95	$0.035
Second Quarter	$0.95	$0.95
Third Quarter	$0.95	$0.95
Fourth Quarter	$0.95	$0.035

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED AUGUST 31, 2014:
First Quarter	$0.90	$0.36
Second Quarter	$0.90	$0.90
Third Quarter	$1.10	$0.00
Fourth Quarter	$1.10	$0.04

(b) Holders of Common Stock

We are authorized to issue 580,000,000 shares of common stock, $0.001 par value per share. As of November 13, 2015, we have 77,575,303 shares of common stock issued and outstanding.  As of August 31, 2015, there were sixteen (16) shareholders of the Company’s common stock.  As of November 13, 2015, the closing price of the Company’s shares of common stock was $.25 per share.  Island Stock Transfer (telephone: (727)-289-0010; facsimile: (727) 289-0069 is the registrar and transfer agent for our common stock.

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

(e) Recent Sales of Unregistered Securities

Options and Warrants Issued

No options or warrants were issued during the year ended August 31, 2015.

Options and Warrants Cancelled

No options or warrants were cancelled during the year ended August 31, 2015.

Options and Warrants Expired

No options or warrants expired during the year ended August 31, 2015.

Options Exercised

No options were exercised during the year ended August 31, 2015.

The foregoing securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.     SELECTED FINANCIAL DATA

Not Required

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Outlook

Sport Endurance, Inc. (“Sport Endurance”) is a Nevada corporation that intends to manufacture and distribute a line of liquid Gel Caps.  Since inception, the company has yet to produce and distribute any liquid Gel Caps.  As a result we have yet to achieve any revenue in connection with its business to date.

For the year ended August 31, 2015, we had a net loss of $49,669 as compared to a net loss of $51,237 for the year ended August 31, 2014.  Our accumulated deficit as of August 31, 2015 was $431,453.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Years Ended August 31, 2015 and 2014

The following table summarizes selected items from the statement of operations for the year ended August 31, 2015 compared to August 31, 2014.

	For the Years Ended
	August 31,		Increase /
	2015	2014	(Decrease)
General and administrative	$7,168	$7,438	$(270)
Professional fees	15,296	15,645	(349)
Depreciation	2,190	4,192	(2,002)
Net Operating (Loss)	(24,654)	(27,275)	(2,621)

Total other income (expense)	(25,015)	(23,962)	(1,053)
Net (Loss)	$(49,669)	$(51,237)	$1,568

Revenues

The Company had no revenues during the years ending August 31, 2015 and 2014.

General and administrative expenses

General and administrative expenses were $7,168 for the year ended August 31, 2015 compared to $7,438 for the year ended August 31, 2014, a decrease of $270. The decrease in general and administrative expense for the year ended August 31, 2015 compared to 2014 was due primarily to an decrease in transfer agent expenses related to maintaining our stock issuances to shareholders.

Professional fees

Professional fees were $15,296 for the year ended August 31, 2015 compared to $15,645 for the year ended August 31, 2014, a decrease of $349. The decrease in professional fees for the year ended August 31, 2015 compared to 2014 was due primarily to a decrease in legal and accounting fees.

Depreciation

Depreciation expense for the year ended August 31, 2015 totaled $2,190 compared to $4,192 for the year ended August 31, 2014, a decrease of $2,002.  The decrease in depreciation expense for the year ended August 31, 2015 compared to 2014 was due primarily to property and equipment that was fully depreciated.

Interest expense

Interest expense for the year ended August 31, 2015 was $25,015 compared to $23,962 for the year ended August 31, 2014, a decrease of $1,053.  The decrease in interest expense for the year ended August 31, 2015 compared to 2014 was due primarily from a decrease in the amortization of debt discounts on the Company’s convertible notes.

Net loss

For the reasons above, the Company had a net loss for the year ended August 31, 2015 of $49,669 compared to a net loss of $51,237 during the year ended August 31, 2014, an increase of $1,568.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at August 31, 2015 compared to August 31, 2014.

	August 31,	August 31,
	2015	2014

Current Assets	$0	$0

Current Liabilities	$59,865	$37,401

Working Capital (Deficit)	$(59,865)	$(37,401)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of August 31, 2015, we had a working capital deficit of $59,865.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the year ending August 31, 2015 we did not receive any proceeds from private placements.  During the year ended August 31, 2015, the Company also received a total of $22,875 in unsecured convertible loans due on demand, from related parties.  These convertible notes are convertible to common stock at a rate of $0.002 per share at the holder’s discretion.  There is no guarantee that the related parties will be willing to commit any further loans to the Company at this time.

Should we not be able to continue to secure additional financing when needed, we may be required to slow down or suspend our growth or reduce the scope of our current operations, any of which would have a material adverse effect on our business.

Our future capital requirements will depend on many factors, including the development of our line of liquid Gel Caps; the cost and availability of third-party financing for development; and administrative and legal expenses.

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

As of August 31, 2015, we had $0 in cash. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $431,453 and a working capital deficit of $59,865 at August 31, 2015, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of August 31, 2015, we had no employees, other than our non-paid CEO, Gerald Ricks, who replaced Robert Timothy, who resigned on December 15, 2010.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

Assuming we are able to pursue revenue through the commencement of sales of our liquid Gel Caps; we anticipate an increase of personnel and may need to hire employees.  In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“this Update”) as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company is currently evaluating the effects of adopting this ASU, if it is deemed to be applicable.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and stockholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sport Endurance, Inc.

We have audited the accompanying balance sheets of Sport Endurance, Inc  as of August 31, 2015 and 2014 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and the period from January 3, 2001 (inception) to August 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements for the periods described above present fairly, in all material respects, the financial position of Sport Endurance, Inc., as of August 31, 2015 and 2014, and the results of its operations, stockholders’ equity (deficit) and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
November 16, 2015

SPORT ENDURANCE, INC.
BALANCE SHEETS

	August 31,	August 31,
	2015	2014
ASSETS
Current assets

Cash and cash equivalents	$-	$-
Total current assets	-	-

Equipment, net of accumulated depreciation	2,190	4,380

Total Assets	2,190	4,380

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	21,322	21,733
Convertible debt - related party	38,543	15,668
Total current liabilities	59,865	37,401

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000 shares issued and outstanding as of August 31, 2015 and August 31, 2014	1	1
Common stock, $0.001 par value, 580,000,000 shares authorized, 37,581,903 and 37,581,903 shares issued and outstanding as of August 31, 2015 and August 31, 2014	37,582	37,582
Additional paid-in capital	336,195	311,180
Accumulated deficit	(431,453)	(381,784)
Total (deficiency in) stockholders' equity	(57,675)	(33,021)

Total liabilities and (deficiency in) stockholders' equity	$2,190	$4,380

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC.
STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	August 31,	August 31,
	2015	2014

Revenue	$-	$-

Operating expenses:
General and administrative	7,168	7,438
Professional fees	15,296	15,645
Depreciation	2,190	4,192

Total operating expenses	24,654	27,275

Net Operating Loss	(24,654)	(27,275)

Other income (expense):
Interest expense	(25,015)	(23,962)
Total other expense	(25,015)	(23,962)

Loss before provision for income taxes	(49,669)	(51,237)

Provision for income taxes	-	-

Net income (loss)	$(49,669)	$(51,237)

Net income (loss) per share - basic	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic (post-reverse split)	37,581,903	27,771,967

Weighted average shares outstanding - diluted (post-reverse split)	37,581,903	27,771,967

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							Total
					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	(Deficit)	Equity
	Shares	Amount	Shares	Amount	Capital	Accumulated	(Deficit)

Balance, August 31, 2013	1,000	$1	60,403	$60	$249,697	$(330,547)	$(80,789)
Stock issued for conversion of debt	-	-	37,521,500	37,522	37,522	-	75,043
Imputed interest on convertible debt	-	-	-	-	1,319	-	1,319
Discount related to beneficial conversion feature on convertible debt	-	-	-	-	22,643	-	22,643
Net loss for the year ended August 31, 2014	-	-	-	-	-	(51,237)	(51,237)
Balance, August 31, 2014	1,000	1	37,581,903	37,582	311,180	(381,784)	(33,021)
Imputed interest on convertible debt	-	-	-	-	2,139	-	2,139
Discount related to beneficial conversion feature on convertible debt	-	-	-	-	22,876	-	22,876
Net loss for the year ended August 31, 2015	-	-	-	-	-	(49,669)	(49,669)
Balance, August 31, 2015	1,000	$1	37,581,903	$37,582	$336,195	$(431,453)	$(57,675)

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	August 31,	August 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(49,669)	$(51,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,190	4,192
Amortization of debt discount	22,876	22,643
Imputed interest	2,139	1,319
Changes in assets and liabilities:
Accounts payable	(411)	462

Net cash provided by (used in) operating activities	(22,875)	(22,621)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) bank overdrafts	-	(22)
Proceeds from convertible debt - related party	22,875	22,643

Net cash provided by (used in) financing activities	22,875	22,621

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on beneficial conversion feature	22,876	22,643
Stock issued for conversion of debt	-	75,043

The accompanying notes are an integral part of these financial statements.

Sport Endurance, Inc.
Notes to Financial Statements

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business
Sport Endurance, Inc. (“the Company”) was incorporated as Cayenne Construction, Inc. in the state of Nevada on January 3, 2001 (“Inception”). The Company was formed to be an independent service provider of ready-mix concrete, whereby management was to arrange purchases of ready-mixed concrete by small contractors and customers on a fee basis. The Company ceased operations in 2002 and was revived in 2009 with a name change to, “Sport Endurance, Inc.” on August 6, 2009. The Company intends to manufacture and distribute a line of liquid Gel Caps.

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

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had cash and cash equivalents of $0 and $0 as of August 31, 2015 and 2014.

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

Recently Issued Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“this Update”) as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company is currently evaluating the effects of adopting this ASU, if it is deemed to be applicable.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and stockholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

 There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Sport Endurance, Inc.
Notes to Financial Statements

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $431,453,  and a working capital deficit of $59,865 as of August 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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
Notes to Financial Statements

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

On July 17, 2015 the Company issued an unsecured convertible loan of $1,250, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.

On July 29, 2015 the Company issued an unsecured convertible loan of $2,073, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.

As of August 31, 2015 and August 31, 2014 the balance of the convertible debt was $38,543 and $15,668.  The Company records imputed interest on all outstanding convertible notes at a rate of 8%.  The Company recorded imputed interest in the amount of $2,139 and $1,319 during the year ended August 31, 2015 and 2014.

Discounts on Convertible Notes Payable
The Company calculates any beneficial conversion feature embedded in its convertible notes via the intrinsic value method.  The conversion feature was considered a discount to the notes, to the extent the aggregate value of the conversion feature did not exceed the face value of the notes.  These discounts are amortized to interest expense through earlier of the term or conversion of the notes.  During the year ended August 31, 2015 and 2014 the Company recorded debt discounts in the amount of $22,876 and $22,643.  During the year ended August 31, 2015 and 2014 the Company amortized debt discounts to interest expense in the aggregate amount of $22,876 and $22,643.

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

On December 31, 2010, the Board of Directors appointed James Hughes to the Board of Directors.

Sport Endurance, Inc.
Notes to Financial Statements

Note 4 – Equipment

Equipment consists of the following:

	August 31, 2015	August 31, 2014

Computer equipment	$10,000	$10,000
Furniture and fixtures	15,340	15,340
Property and equipment	25,340	25,340
Less accumulated depreciation	(23,150)	(20,960)
Property and equipment, net	$2,190	$4,380

Depreciation expense totaled $2,190 and $4,192 for the years ended August 31, 2015 and August 31, 2014, respectively.

Note 5 – Stockholders’ Equity

Preferred stock
The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock as of August 31, 2015 and 2014.  The Company has 1,000 shares of preferred stock issued and outstanding as of August 31, 2015 and 2014.

On August 15, 2009, the Company issued a total of 2,000 shares of preferred stock to two individual investors in a private placement under Rule 506 of the Securities Act of 1933 for $5,000 in cash, or $2.50 per share.

On October 12, 2010, a preferred stock shareholder elected to convert 1,000 shares of preferred stock in exchange for 3,000 shares of common stock.

Common stock
The Company is authorized to issue 580,000,000 shares of $0.001 par value common stock as of August 31, 2015 and 2014.  The Company has 37,581,903 and 37,581,903 shares of common stock issued and outstanding as of August 2015 and 2014.

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

During the year ended August 31, 2015, no shares of common stock were issued.

Sport Endurance, Inc.
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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities:

		Fair Value Measurements at
August 31, 2015	Carrying Value August 31, 2015	Level 1	Level 2	Level 3

Assets	$-	$-	$-	$-
Liabilities	$38,543	$38,543	$-	$-

		Fair Value Measurements at
August 31, 2014	Carrying Value August 31, 2014	Level 1	Level 2	Level 3

Assets	$-	$-	$-	$-
Liabilities	$15,668	$15,668	$-	$-

Sport Endurance, Inc.
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

As of August 31, 2015, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	August 31,	August 31,
	2015	2014
Federal and State Statutory Rate	35.00%	35.00%
Net operating loss carry forwards	$124,427	$116,565
Valuation allowance for deferred tax assets	(124,427)	(116,565)
Net deferred tax assets	$-	$-

As of August 31, 2015, the Company had net operating loss carry forwards of approximately $355,507 available to offset future taxable income.  The net operating loss carry forwards, if not utilized, will begin to expire in 2021.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at August 31, 2015.  The Company had no uncertain tax positions as of August 31, 2015.

Note 8 – Subsequent Events

On October 28, 2015, the Company issued an unsecured convertible loan of $1,700, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.

On November 2, 2015, the Company converted $29,501 of convertible debt due to the Company’s major shareholder, BK Consulting, into 14,750,400 shares of common stock at a conversion price of $0.002.

On November 3, 2015, the Company issued 14,500,000 shares of restricted common stock at par value, $0.001 per share, for cash proceeds of $14,500.

On November 10, 2015, the Company converted $10,742 of convertible debt due to the Company’s major shareholder, BK Consulting, into 5,371,500 shares of common stock at a conversion price of $0.002.

On November 11, 2015, the Company issued 5,371,500 shares of common stock at par value, $0.001 per share, to the Company’s major shareholder, BK Consulting, for cash proceeds of $5,372.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive, evaluated the effectiveness of the Company’s internal control over financial reporting as of August 31, 2015. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.
As of August 31, 2015, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees and consultants its accounting policies and procedures.  This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of August 31, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2015 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended August 31, 2015, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MANAGEMENT BIOGRAPHIES

Gerald Ricks CHIEF EXECUTIVE OFFICER PRESIDENT, (PRINCIPAL EXECUTIVE OFFICER)

Gerald Ricks aged 76, is the Chief Executive Officer, President (Principal Executive Officer) of the Company.  He was appointed December 15, 2010. Gerald Ricks vision and passion is matched only by his determination and drive. He will continue to be an instrumental part of the development of this organization. He is a master-level network marketer and an experienced business executive. Gerald or “Jerry” is truly committed to building Sport Endurance Inc. into the industry standard of network marketing organizations.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the fiscal years ended August 31, 2015 and 2014:

Summary Compensation Table

Name and					All
Principal	Fiscal		Stock	Option	Other	Total
Position	Year	Salary	Awards	Awards	Compensation	Compensation

Gerald Ricks, CEO	2015	$-0-	$-0-	$-0-	$-0-	$-0-
	2014	$-0-	$-0-	$-0-	$-0-	$-0-

Vincent Kelly, CFO	2015	$-0-	$-0-	$-0-	$-0-	$-0-
	2014	$-0-	$-0-	$-0-	$-0-	$-0-

Employment Agreements

We have not entered into any employment agreements.  Our CEO, Gerald Ricks, and our CFO, Vincent Kelly have worked without compensation and have no agreements to defer any compensation.

Outstanding Equity Awards at Fiscal Year End

We have no outstanding equity awards, including common stock options.

Director Compensation

The table below summarizes the compensation that we paid to non-employee directors for the year ended August 31, 2015.

Name	Year	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Robert Timothy	2015	$-0-	$-0-	$-0-	$-0-
Gerald Ricks	2015	$-0-	$-0-	$-0-	$-0-
Vincent Kelly	2015	$-0-	$-0-	$-0-	$-0-
James Hughes	2015	$-0-	$-0-	$-0-	$-0-

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the common and preferred stock as of November 13, 2015, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group.

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

Name and Address of Beneficial Holder	Shares of Common Stock	Percentage of Common Stock
BK Consulting Inc, 318 North Carson Street Carson City, NV 89701	40,531,600	50.248%
Michael S. Morrow, 4791 S Kings Row Dr. Apt 23 Salt Lake City, Utah 84117	3,510,500	9.341%
Gerald Ricks, 1890 South 3850 West Salt Lake City, Utah 84104	12,771,500	16.463%
All executive officers and directors as a group.	12,771,500	16.463%

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

During the year ended August 31, 2015 and 2014 the Company issued convertible promissory notes for aggregate proceeds in the amount of $22,876 and $22,643.  The loans are non-interest bearing and convertible at the holder’s discretion into Common Stock at a price of $0.002 per share. As of August 31, 2015 and August 31, 2014 the balance of the convertible debt was $38,543 and $15,668.  The Company recorded imputed interest in the amount of $2,139 and $1,319 during the year ended August 31, 2015 and 2014 at a rate of 8% on the outstanding convertible notes.

On October 28, 2015 the Company issued an unsecured convertible loan of $1,700, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.

On November 11, 2015, the Company issued 5,371,500 shares of common stock at par value, $0.001 per share, to the Company’s major shareholder, BK Consulting, for cash proceeds of $5,372.

On November 2, 2015, the Company converted $29,501 of convertible debt due to the Company’s major shareholder, BK Consulting, into 14,750,400 shares of common stock at a conversion price of $0.002.

On November 10, 2015, the Company converted $10,742 of convertible debt due to the Company’s major shareholder, BK Consulting, into 5,371,500 shares of common stock at a conversion price of $0.002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for August 31, 2015 and 2014.

	August 31,	August 31,
	2015	2014
Audit fees:
M&K CPAS, PLLC	$7,250	$7,250
Audit-related fees:
M&K CPAS, PLLC	—	—
Tax fees:	—	—
All other fees:	—	—
Total fees paid or accrued to our principal accountant	$7,250	$7,250

We do not have an Audit Committee.  Our board of directors acted as the Company's Audit Committee during the fiscal year ended August 31, 2015, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

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
Gerald Ricks Chief Executive Officer Date: November 18, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gerald Ricks	Chief Executive Officer	November 18, 2015
Gerald Ricks	(principal executive officer)

/s/ Vincent Kelly	Chief Financial Officer	November 18, 2015
Vincent Kelly	(principal financial officer) (principal accounting officer)

/s/ James Hughes	Director	November 18, 2015
James Hughes