Form 10-Q
period 2015-11-30
Sport Endurance, Inc.
filed 2016-01-29
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 77,575,303 shares of $0.001 par value common stock outstanding as of January 29, 2016.

SPORT ENDURANCE, INC.

FORM 10-Q
Quarterly Period Ended November 30, 2015

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT ENDURANCE, INC.
BALANCE SHEETS

	November 30,	August 31,
	2015	2015
ASSETS
Current assets

Cash and cash equivalents	$-	$-
Total current assets	-	-

Equipment, net of accumulated depreciation	1,644	2,190

Total Assets	1,644	2,190

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	21,009	21,322
Convertible debt - related party	-	38,543
Total current liabilities	21,009	59,865

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000 shares issued and outstanding as of November 30, 2015 and August 31, 2015	1	1
Common stock, $0.001 par value, 580,000,000 shares authorized, 77,575,303 and 37,581,903 shares issued and outstanding as of November 30, 2015 and August 31, 2015	77,575	37,582
Additional paid-in capital	358,570	336,195
Subscription receivable	(5,372)	-
Accumulated deficit	(450,139)	(431,453)
Total stockholders' equity (deficit)	(19,365)	(57,675)

Total liabilities and stockholders' equity (deficit)	$1,644	$2,190

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	November 30,	November 30,
	2015	2014

Revenue	$-	$-

Operating expenses:
General and administrative	10,437	1,708
Professional fees	5,450	-
Depreciation	546	548

Total operating expenses	16,433	2,256

Net Operating Loss	(16,433)	(2,256)

Other income (expense):
Interest expense	(2,253)	(4,501)
Total other expense	(2,253)	(4,501)

Loss before provision for income taxes	(18,686)	(6,757)

Provision for income taxes	-	-

Net income (loss)	$(18,686)	$(6,757)

Net income (loss) per share - basic	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	48,724,757	27,771,967

Weighted average shares outstanding - diluted	48,724,757	27,771,967

See accompanying notes to these financial statements.

   SPORT ENDURANCE, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	November 30,	November 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,686)	$(6,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	546	548
Amortization of debt discount	1,700	4,170
Imputed interest	553	332
Changes in assets and liabilities:
Prepaid Expenses	-	(1,500)
Accounts payable	(313)	(963)

Net cash used in operating activities	(16,200)	(4,170)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	14,500	-
Proceeds from convertible debt - related party	1,700	4,170

Net cash provided by financing activities	16,200	4,170

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on beneficial conversion feature	1,700	4,170
Stock issued for conversion of debt	40,244	-
Stock issued for subscription receivable	5,372	75,043

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

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had cash and cash equivalents of $0 and $0 as of November 30, 2015 and August 31, 2015.

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

Sport Endurance, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Recently Issued Accounting Pronouncements
In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-16, Derivatives and Hedging (Topic 815) - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. ASU 2014-16 was issued to clarify how current U.S GAAP should be interpreted in evaluating the economic characteristics and risk of a host contract in a hybrid financial instrument that is issued in the form of a share. In addition, ASU 2014-16 was issued to clarify that in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The effects of initially adopting ASU 2014-16 should be applied on a modified retrospective basis to existing hybrid financial instruments issued in a form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. ASU 2014-16 is effective fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption in an interim period is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-16 on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05 regarding Subtopic 350-40, “Intangibles - Goodwill and Other - Internal-Use Software.” The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in ASU 2015-05 are effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The amendments in ASU 2015-05 may be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company is currently evaluating the impact of the adoption of ASU 2015-05 on its consolidated financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $450,139, and a working capital deficit of $21,009 as of November 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party Transactions

The Company has convertible notes payable to related parties; see note 5.  The Company also issued common stock to certain of its officers and directors; see note 6.

Sport Endurance, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 4 – Equipment

Equipment consists of the following:

	November 30, 2015	August 31, 2015

Computer equipment	$10,000	$10,000
Furniture and fixtures	15,340	15,340
Total	25,340	25,340
Less accumulated depreciation	(23,696)	(23,150)
Total	$1,644	$2,190

Depreciation expense totaled $546 and $548 for the three months ended November 30, 2015 and 2014, respectively.

Note 5 – Convertible Notes Payable

The Company calculates any beneficial conversion feature embedded in its convertible notes via the intrinsic value method.  The conversion feature was considered a discount to the notes, to the extent the aggregate value of the conversion feature did not exceed the face value of the notes.  These discounts are amortized to interest expense through earlier of the term or conversion of the notes.  During the periods ended November 30, 2015 and August 31, 2015, the Company recorded debt discounts in the amount of $1,700 and $22,876.  During the three months ended November 30, 2015 and 2014 the Company amortized debt discounts to interest expense in the aggregate amount of $1,700 and $4,170.

On October 28, 2015, the Company issued an unsecured convertible loan of $1,700, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.  The Company calculated the beneficial conversion feature embedded in the convertible note.  The conversion feature, in the amount of $1,700, was recorded as debt discount.

On November 2, 2015, the Company converted $29,500 of convertible debt due to the Company’s major shareholder, BK Consulting, into 14,750,400 shares of common stock at a conversion price of $0.002.  As the note conversion occurred within the terms of the agreement, no gain or loss was recognized.

On November 10, 2015, the Company converted $10,744 of convertible debt due to the Company’s major shareholder, BK Consulting, into 5,371,500 shares of common stock at a conversion price of $0.002.  As the note conversion occurred within the terms of the agreement, no gain or loss was recognized.

As of November 30, 2015 and August 31, 2015 the balance of the convertible debt was $0 and $38,543.  The Company records imputed interest on all outstanding convertible notes at a rate of 8%.  The Company recorded imputed interest in the amount of $553 and $332 during the three months ended November 30, 2015 and 2014.

Note 6 – Stockholders’ Equity

Preferred stock
The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock as of November 30, 2015 and August 31, 2015.  The Company has 1,000 shares of preferred stock issued and outstanding as of November 30, 2015 and August 31, 2015.

Common stock
The Company is authorized to issue 580,000,000 shares of $0.001 par value common stock as of November 30, 2015 and August 31, 2015.  The Company has 77,575,303 and 37,581,903 shares of common stock issued and outstanding as of November 30, 2015 and August 2015.

During the year ended August 31, 2015, no shares of common stock were issued.

On November 2, 2015, the Company converted $29,500 of convertible debt due to the Company’s major shareholder, BK Consulting, into 14,750,400 shares of common stock at a conversion price of $0.002.  As the note conversion occurred within the terms of the agreement, no gain or loss was recognized.

Sport Endurance, Inc.
Notes to Condensed Financial Statements
(Unaudited)

On November 3, 2015, the Company issued 14,500,000 shares of common stock at par value, $0.001 per share, to a third party investor, for cash proceeds of $14,500.

On November 10, 2015, the Company converted $10,744 of convertible debt due to the Company’s major shareholder, BK Consulting, into 5,371,500 shares of common stock at a conversion price of $0.002.  As the note conversion occurred within the terms of the agreement, no gain or loss was recognized.

On November 11, 2015, the Company issued 5,371,500 shares of common stock at par value, $0.001 per share, to the Company’s major shareholder, BK Consulting, for a stock subscription receivable, valued at $5,372.  As of November 30, 2015, subscription receivables was $5,372.

Note 7 – Subsequent Events

Effective December 3, 2015, Michael S Morrow replaced Gerald Ricks as President/CEO and Chairman of the Board of Directors.

Effective January 11, 2016, Michael S Morrow resigned as President/CEO and Chairman of the Board of Directors.

Effective January 11, 2016, Gerald Ricks will be the interim CEO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Sport Endurance, Inc. (“Sport Endurance”) is a Nevada corporation that intends to manufacture and distribute a line of sports energy drinks.  Since inception, the Company has yet to produce and distribute any sport energy drinks.

For the three months ended November 30, 2015, we had a net loss of $18,686 as compared to a net loss of $6,757 for the three months ended November 30, 2014.  Our accumulated deficit as of November 30, 2015 was $450,139.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended November 30, 2015 and 2014

Revenues

The Company had no revenues during the three month periods ending November 30, 2015 and 2014.

General and administrative expenses

General and administrative expenses were $10,437 for the three months ended November 30, 2015 compared to $1,708 for the three months ended November 30, 2014, an increase of $8,729. The increase in general and administrative expense for the three months ended November 30, 2015 compared to the three months ended November 30, 2014 was due primarily to an increase in stock servicing costs and bank service charges.

Professional fees

Professional fees were $5,450 for the three months ended November 30, 2015 compared to $0 for the three months ended November 30, 2014, increase of $5,450.  The increase in professional fees for the three months ended November 30, 2015 compared to the three months ended November 30, 2014 was due primarily to an increase in accounting service fees.

Depreciation

Depreciation expense for the three months ended November 30, 2015 totaled $546 compared to $548 for the three months ended November 30, 2014, a decrease of $2.  The decrease in depreciation was primarily due to fully depreciating certain office equipment.

Interest expense

Interest expense for the three months ended November 30, 2015 was $2,253 compared to $4,501 for the three months ended November 30, 2014, a decrease of $2,248.  Interest expense for the three months ended November 30, 2015 is comprised of $1,700 from the discount on convertible debt from the beneficial conversion feature and $553 of imputed interest on convertible debt as compared to $4,170 from the discount on convertible debt from the beneficial conversion feature and $332 in imputed interest during the three months ended November 30, 2014.

Net loss

For the reasons above, our net loss for the three months ended November 30, 2015 was $18,686 compared to $6,757 for the three months ended November 30, 2014, an increase in our net loss of $11,929.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at November 30, 2015 compared to August 31, 2015.

	November 30, 2015	August 31, 2015

Current Assets	$0	$0

Current Liabilities	$21,009	$59,865

Working Capital (Deficit)	$(21,009)	$(59,865)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of November 30, 2015, we had a working capital deficit of $21,009.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the three months ended November 30, 2015 we did not receive any proceeds from private placements.  During the three months ended November 30, 2015, we received a total of $1,700 in unsecured convertible loans due on demand, non-interest bearing, from related parties. There is no guarantee that the related parties will be willing to commit any further loans to the Company at this time.  During the three months ended November 30, 2015 we received proceeds in the amount of $14,500 from the sale of common stock to fund operations. During the three months ended November 30, 2015, we issued 5,371,500 shares of common stock to a major shareholder for stock subscription receivable, valued at $5,372.

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

As of November 30, 2015, we had cash and cash equivalents of $0. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $450,139 and a working capital deficit of $21,009 at November 30, 2015, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of November 30, 2015, we had no employees, other than our non-paid CEO, Gerald Ricks.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

Recently Issued Accounting Standards

The Company has assessed all newly issued accounting pronouncements released during the three months ended November 30, 2015 and through the date of this filing, and has found none of them will have a material impact on the Company’s financial statements when or if adopted.

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

Item 1A. Risk Factors.

There has been no change in the Company’s risk factors since the Company’s Annual Report on Form 10-K filed with the SEC on November 18, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 2, 2015, the Company converted $29,500 of convertible debt due to the Company’s major shareholder, BK Consulting, into 14,750,400 shares of common stock at a conversion price of $0.002.

On November 3, 2015, the Company issued 14,500,000 shares of common stock at par value, $0.001 per share, to a third party investor, for cash proceeds of $14,500.

On November 10, 2015, the Company converted $10,744 of convertible debt due to the Company’s major shareholder, BK Consulting, into 5,371,500 shares of common stock at a conversion price of $0.002.

On November 11, 2015, the Company issued 5,371,500 shares of common stock at par value, $0.001 per share, to the Company’s major shareholder, BK Consulting, for stock subscription receivable, valued at $5,372.  As of November 30, 2015, subscription receivables was $5,372.

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

SPORT ENDURANCE, INC.

Date: January 29, 2016	By:	/s/ Gerald Ricks
Gerald Ricks
President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)