Form 10-Q
period 2016-02-29
Sport Endurance, Inc.
filed 2016-04-12
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-161943

SPORT ENDURANCE, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2754069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222  Broadway, 19th Floor, New York, NY  10038
(Address of principal executive offices) (Zip Code)

(646)846-4280

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 77,575,303 shares of $0.001 par value common stock outstanding as of April 12, 2016.

SPORT ENDURANCE, INC.

FORM 10-Q
Quarterly Period Ended February 29, 2016

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT ENDURANCE, INC.
BALANCE SHEETS

	February 29,	August 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current assets

Cash and cash equivalents	$100	$-
Total current assets	100	-

Equipment, net of accumulated depreciation	1,098	2,190

Total Assets	1,198	2,190

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	20,172	21,322
Other payables	6,679	-
Due to related parties	1,194	-
Convertible debt - related party	-	38,543
Total current liabilities	28,045	59,865

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000 shares issued and outstanding as of February 29, 2016 and August 31, 2015	1	1
Common stock, $0.001 par value, 580,000,000 shares authorized, 77,575,303 and 37,581,903 shares issued and outstanding as of February 29, 2016 and August 31, 2015	77,575	37,582
Additional paid-in capital	358,574	336,195
Subscription Receivable	(5,372)	-
Accumulated Deficit	(457,625)	(431,453)
Total (deficiency in) stockholders' equity	(26,847)	(57,675)

Total liabilities and (deficiency in) stockholders' equity	$1,198	$2,190

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	2,694	1,675	13,131	3,383
Professional fees	4,242	8,773	9,692	8,773
Depreciation	546	548	1,092	1,096

Total operating expenses	7,482	10,996	23,915	13,252

Net Operating Loss	(7,482)	(10,996)	(23,915)	(13,252)

Other income (expense):
Interest expense	(4)	(7,752)	(2,257)	(12,253)
Total other expense	(4)	(7,752)	(2,257)	(12,253)

Loss before provision for income taxes	(7,486)	(18,748)	(26,172)	(25,505)

Provision for income taxes	-	-	-	-

Net income (loss)	$(7,486)	$(18,748)	$(26,172)	$(25,505)

Net income (loss) per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	77,575,303	37,581,903	63,150,030	37,581,903

Weighted average shares outstanding - diluted	77,575,303	37,581,903	63,150,030	37,581,903

See accompanying notes to these financial statements.

   SPORT ENDURANCE, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the	For the
	Six Months Ended	Six Months Ended
	February 29,	February 28,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,172)	$(25,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,092	1,096
Amortization of debt discount	1,700	11,443
Imputed interest	557	810
Changes in assets and liabilities:
Accounts payable	(1,150)	713
Other payables	6,679	-

Net cash used in operating activities	(17,294)	(11,443)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	14,500	-
Proceeds from officer, loans, related party	1,194	-
Proceeds from convertible debt	1,700	11,443

Net cash provided by (used in) financing activities	17,394	11,443

Net increase (decrease) in cash and cash equivalents	100	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$100	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on beneficial conversion feature	$1,700	$11,443
Stock issued for conversion of debt	$40,244	$-
Stock issued for subscription receivable	$5,372	$-

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

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had cash and cash equivalents of $100 and $0 as of February 29, 2016 and August 31, 2015.

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

Stock-based compensation
The Company adopted FASB guidance on stock based compensation upon inception at August 26, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  The Company did not issue any stock or options for services or compensation for the six months ended February 29, 2016 and February 28, 2015.

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

Sport Endurance, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Recently Issued Accounting Pronouncements

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) (“ASU 2015-16”). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $457,625, and a working capital deficit of $27,945 as of February 29, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Change of Control

Effective February 4, 2016, David Lelong purchased BK Consulting’s 52.248% of outstanding Company common stock to become controlling shareholder.  Mr. Lelong was subsequently appointed as a director of the Company and further consented to the removal of all other directors with immediate effect.  Thereafter, the Board of Directors of the Company removed all officers of the Company and appointed Mr. Lelong to replace Gerald Ricks as President, Secretary, Treasurer, Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer.

As a result of the above transaction BK Consulting is no longer a related party and Mr. Lelong is now the majority shareholder and a related party.

Sport Endurance, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 4 – Related Party Transactions

During the period covered by this report, the Company had convertible notes payable to certain parties who until February 6, 2016 were related parties; see note 7.  As of February 29, 2016, these convertible notes had been fully repaid.

During the six months ended February 29, 2016, the Company received loans from the Company’s CEO, David Lelong, to fund operations.  These advances are unsecured, non-interest bearing and due on demand.  The total outstanding balance due on these advances as of February 29, 2016 was $1,194, respectively.

Note 5 – Equipment

Equipment consists of the following:

	February 29, 2016	August 31, 2015

Computer equipment	$10,000	$10,000
Furniture and fixtures	15,340	15,340
Total	25,340	25,340
Less accumulated depreciation	(24,242)	(23,150)
Total	$1,098	$2,190

Depreciation expense totaled $546 and $1,092 for the three and six months ended February 29, 2016, respectively.  Depreciation expense totaled $548 and $1,096 for the three and six months ended February 28, 2015, respectively.

Note 6 – Other payables

Other payables consist of credit card payables and amounts due to a third party for the payment of Company expenses.

Note 7 – Convertible Notes Payable

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

The Company calculates any beneficial conversion feature embedded in its convertible notes via the intrinsic value method.  The conversion feature was considered a discount to the notes, to the extent the aggregate value of the conversion feature did not exceed the face value of the notes.  These discounts are amortized to interest expense through earlier of the term or conversion of the notes.  During the six months ended February 29, 2016 and February 28, 2015, the Company recorded debt discounts in the amount of $1,700 and $11,443, respectively.  During the six months ended February 29, 2016 and February 28, 2015, the Company amortized debt discounts to interest expense in the aggregate amount of $1,700 and $11,443.

On November 10, 2015, the Company converted $10,744 of convertible debt due to the debt holder, BK Consulting, into 5,371,500 shares of common stock at a conversion price of $0.002.  As the note conversion occurred within the terms of the agreement, no gain or loss was recognized.

As of February 29, 2016 and August 31, 2015 the balance of the convertible debt was $0 and $38,543.  The Company records imputed interest on all outstanding convertible notes at a rate of 8%.  The Company recorded imputed interest in the amount of $557 and $810 during the six months ended February 29, 2016 and February 28, 2015.

Sport Endurance, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 8 – Stockholders’ Equity

Preferred stock
The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock as of February 29, 2016 and August 31, 2015.  The Company had 1,000 shares of preferred stock issued and outstanding as of February 29, 2016 and August 31, 2015, respectively.

Common stock
The Company is authorized to issue 580,000,000 shares of $0.001 par value common stock as of February 29, 2016 and August 31, 2015.  The Company had 77,575,303 and 37,581,903 shares of common stock issued and outstanding as of February 29, 2016 and August 31, 2015, respectively.

During the year ended August 31, 2015, no shares of common stock were issued.

On November 2, 2015, the Company converted $29,500 of convertible debt due to BK Consulting, into 14,750,400 shares of common stock at a conversion price of $0.002.  As the note conversion occurred within the terms of the agreement, no gain or loss was recognized.

On November 3, 2015, the Company issued 14,500,000 shares of common stock at par value, $0.001 per share, to a third party investor, for cash proceeds of $14,500.

On November 10, 2015, the Company converted $10,744 of convertible debt due to BK Consulting, into 5,371,500 shares of common stock at a conversion price of $0.002.  As the note conversion occurred within the terms of the agreement, no gain or loss was recognized.

On November 11, 2015, the Company issued 5,371,500 shares of common stock at par value, $0.001 per share, to BK Consulting, for a stock subscription receivable, valued at $5,372.  As of February 29, 2016, subscription receivables was $5,372.

Note 9 – Subsequent Events

On March 16, 2016, the Company’s Board of Directors, pursuant to authorization by the holders of a majority of the issued and outstanding shares of Company Common Stock, adopted amended and restated Bylaws.  A copy of the amended and restated Bylaws are attached as Exhibit 3.02.

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

For the three and six months ended February 29, 2016, we had a net losses of $7,486 and $26,172, respectively, as compared to a net losses of $18,748 and $25,505 for the three and six months ended February 28, 2015, respectively.  Our accumulated deficit as of February 29, 2016 was $457,625.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended February 29, 2016 and February 28, 2015

Revenues

The Company had no revenues during the three month periods ending February 29, 2016 and February 28, 2015.

General and administrative expenses

General and administrative expenses were $2,694 for the three months ended February 29, 2016 compared to $1,675 for the three months ended February 28, 2015, an increase of $1,019. The increase in general and administrative expense for the three months ended February 29, 2016 compared to the three months ended February 28, 2015 was due primarily to an increase in stock servicing costs and bank service charges.

Professional fees

Professional fees were $4,242 for the three months ended February 29, 2016 compared to $8,773 for the three months ended February 28, 2015, a decrease of $4,531.  The decrease in professional fees for the three months ended February 29, 2016 compared to the three months ended February 28, 2015 was due primarily to a decrease in accounting service fees.

Depreciation

Depreciation expense for the three months ended February 29, 2016 totaled $546 compared to $548 for the three months ended February 28, 2015, a decrease of $2.  The decrease in depreciation was primarily due to fully depreciating certain office equipment.

Interest expense

Interest expense for the three months ended February 29, 2016 was $4 compared to $7,752 for the three months ended February 28, 2015, a decrease of $7,748.  The decrease in interest expenses was primarily due to the conversion of debt.

Net loss

For the reasons above, our net loss for the three months ended February 29, 2016 was $7,486 compared to $18,748 for the three months ended February 28, 2015, a decrease in our net loss of $11,262.

Results of Operations for the Six Months Ended February 29, 2016 and February 28, 2015

Revenues

The Company had no revenues during the six month periods ending February 29, 2016 and February 28, 2015.

General and administrative expenses

General and administrative expenses were $13,131 for the six months ended February 29, 2016 compared to $3,383 for the six months ended February 28, 2015, an increase of $9,748. The increase in general and administrative expense for the six months ended February 29, 2016 compared to the six months ended February 28, 2015 was due primarily to an increase in stock servicing costs and bank service charges.

Professional fees

Professional fees were $9,692 for the six months ended February 29, 2016 compared to $8,773 for the six months ended February 28, 2015, increase of $919.  The increase in professional fees for the six months ended February 29, 2016 compared to the six months ended February 28, 2015 was due primarily to an increase in accounting service fees.

Depreciation

Depreciation expense for the six months ended February 29, 2016 totaled $1,092 compared to $1,096 for the six months ended February 28, 2015, a decrease of $4.  The decrease in depreciation was primarily due to fully depreciating certain office equipment.

Interest expense

Interest expense for the six months ended February 29, 2016 was $2,257 compared to $12,253 for the six months ended February 28, 2015, a decrease of $9,996.  The decrease in interest expenses was primarily due to the conversion of debt.

Net loss

For the reasons above, our net loss for the six months ended February 29, 2016 was $26,172 compared to $25,505 for the six months ended February 28, 2015, an increase in our net loss of $667.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at February 29, 2016 compared to August 31, 2015.

	February 29, 2016	August 31, 2015

Current Assets	$100	$0

Current Liabilities	$28,045	$59,865

Working Capital (Deficit)	$(27,945)	$(59,865)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of February 29, 2016, we had a working capital deficit of $27,945.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the six months ended February 29, 2016 we did not receive any proceeds from private placements.  During the six months ended February 29, 2016, we received a total of $1,700 in unsecured convertible loans due on demand, non-interest bearing, from related parties.  During the six months ended February 29, 2016 we received proceeds in the amount of $14,500 from the sale of common stock to fund operations and issued 5,371,500 shares of common stock to a major shareholder for stock subscription receivable, valued at $5,372.

Should we not be able to continue to secure additional financing when needed, we may be required to slow down or suspend our business activities or reduce the scope of our current operations, any of which would have a material adverse effect on our business.

Our future capital requirements will depend on many factors, including the development of our business; the cost and availability of third-party financing for development; and administrative and legal expenses.

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

As of February 29, 2016, we had cash and cash equivalents of $100. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $457,625 and a working capital deficit of $27,945 at February 29, 2016, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of February 29, 2016, we had no employees, other than our non-paid CEO, David Lelong.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

Assuming we are able to pursue revenue through the commencement of sales of products, we anticipate an increase of personnel and may need to hire employees.  In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) (“ASU 2015-16”). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, David Lelong, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Mr. Lelong concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 2, 2015, the Company converted $29,500 of convertible debt due to BK Consulting, into 14,750,400 shares of common stock at a conversion price of $0.002.

On November 3, 2015, the Company issued 14,500,000 shares of common stock at par value, $0.001 per share, to a third party investor, for cash proceeds of $14,500.

On November 10, 2015, the Company converted $10,744 of convertible debt due to BK Consulting, into 5,371,500 shares of common stock at a conversion price of $0.002.

On November 11, 2015, the Company issued 5,371,500 shares of common stock at par value, $0.001 per share to BK Consulting, for stock subscription receivable, valued at $5,372.  As of February 29, 2016, subscription receivables was $5,372.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

3.02	Amended and restated Bylaws adopted on March 16, 2016	X
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT ENDURANCE, INC.

Date: April 12, 2016	By:	/s/ David Lelong
David Lelong
President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)