Form 10-Q
period 2016-05-31
Sport Endurance, Inc.
filed 2016-07-15
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 77,775,303 shares of $0.001 par value common stock outstanding as of July 14, 2016.

SPORT ENDURANCE, INC.

FORM 10-Q
Quarterly Period Ended May 31, 2016

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT ENDURANCE, INC.
BALANCE SHEETS

	May 31,	August 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$89,088	$-
Inventory	1,049	-
Total current assets	90,137	-

Intangible Assets	81,700	-
Equipment, net of accumulated depreciation	552	2,190

Total Assets	172,389	2,190

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	60,203	21,322
Derivative liability	193,842	-
Convertible notes, net of unamortized debt discounts of $392,822 and $0	47,178	38,543
Total current liabilities	301,223	59,865

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000 shares issued and outstanding as of May 31, 2016 and August 31, 2015	1	1
Common stock, $0.001 par value, 580,000,000 shares authorized, 77,775,303 and 37,581,903 shares issued and outstanding as of May 31, 2016 and August 31, 2015	77,775	37,582
Additional paid-in capital	720,870	336,195
Subscription receivable	(5,372)	-
Accumulated deficit	(922,108)	(431,453)
Total stockholders' equity (deficit)	(128,834)	(57,675)

Total liabilities and stockholders' equity (deficit)	172,389	$2,190

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	61,862	2,069	74,993	5,452
Professional fees	53,525	3,200	63,217	11,973
Impairment of assets	167,251	-	167,251	-
Depreciation	546	548	1,638	1,644

Total operating expenses	283,184	5,817	307,099	19,069

Net Operating Loss	(283,184)	(5,817)	(307,099)	(19,069)

Other income (expense):
Interest expense	(180,298)	(6,092)	(182,555)	(18,345)
Change in fair value of derivative liability	(1,001)	-	(1,001)	-
Total other expense	(181,299)	(6,092)	(183,556)	(18,345)

Loss before provision for income taxes	(464,483)	(11,909)	(490,655)	(37,414)

Provision for income taxes	-	-	-	-

Net loss	$(464,483)	$(11,909)	$(490,655)	$(37,414)

Net income (loss) per share - basic	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Net income (loss) per share - diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding - basic	77,618,781	37,581,903	68,008,151	37,581,903

Weighted average shares outstanding - diluted	77,618,781	37,581,903	68,008,151	37,581,903

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the	For the
	Nine Months Ended	Nine Months Ended
	May 31,	May 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(490,655)	$(37,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,638	1,644
Impairment of assets	167,251	-
Inducement shares	112,841	-
Change in fair value of derivative liability	1,001	-
Amortization of discount on convertible debt	48,878	16,918
Amortization of discount on accrued interest	2,383
Imputed interest	670	1,427
Changes in assets and liabilities:
Accounts payable	7,624	507
Accrued liabilities	31,257	-

Net cash used operating activities	(117,112)	(16,918)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to acquire assets	(250,000)	-
Net cash used in investing activities	(250,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	14,500	-
Proceeds from officer loans	12,626	-
Repayment of officer loans	(12,626)	-
Proceeds from convertible debt	441,700	16,918

Net cash provided by financing activities	456,200	16,918

Net increase in cash and cash equivalents	89,088	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$89,088	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable	$40,243	$-
Common stock issued for discount	247,159	-
Common stock issued for subscription receivable	5,372	-
Discount on beneficial conversion feature	-	16,918
Discount on convertible accrued interest	4,083	-
Discount related to derivative liability	192,841	-

See accompanying notes to these financial statements.

Sport Endurance, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business
Sport Endurance, Inc. (“the Company”) was incorporated as Cayenne Construction, Inc. in the state of Nevada on January 3, 2001 (“Inception”). The Company was formed to be an independent service provider of ready-mix concrete, whereby management was to arrange purchases of ready-mixed concrete by small contractors and customers on a fee basis. The Company ceased operations in 2002 and was revived in 2009 with a name change to, “Sport Endurance, Inc.” on August 6, 2009. The Company intends to market and distribute quality dietary supplements throughout the United States.

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

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had cash and cash equivalents of $89,088 and $0 as of May 31, 2016 and August 31, 2015.

Inventory
Inventory consists of finished goods and is stated at the lower of cost or market by the first-in, first-out method.  The Company currently has approximately 450 containers of a performance drink currently marketed under the name “sports leg and lung” included in inventory at May 31, 2016.  The Company had no inventory at August 31, 2015.

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

Intangible Assets
Intangible assets consisted of trade secrets and trade names and stated at fair value.  The Company regularly evaluates its intangible assets for impairment which are charged to operations.  The Company’s trade secrets and trade names are not considered finite lived assets, and accordingly are not amortized.

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

Fair Value Measurements
ASC 820 Fair Value Measurements defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.

The following provides an analysis of financial instruments that are measured subsequent to initial recognition at fair value, grouped into Levels 1 to 3 based on the degree to which fair value is observable:

Level 1- fair value measurements are those derived from quoted prices (unadjusted in active markets for identical assets or liabilities);

Level 2- fair value measurements are those derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and

Level 3- fair value measurements are those derived from valuation techniques that include inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Financial instruments classified as Level 1 - quoted prices in active markets include cash.

These condensed consolidated financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. Valuations based on unobservable inputs are highly subjective and require significant judgments. Changes in such judgments could have a material impact on fair value estimates. In addition, since estimates are as of a specific point in time, they are susceptible to material near-term changes. Changes in economic conditions may also dramatically affect the estimated fair values.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2016. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

Derivative Financial Instruments
Derivatives are recorded on the condensed consolidated balance sheet at fair value. The conversion features of the convertible notes are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income. For the convertible note issuances, the derivative liability valuation utilized an expected life of 0.5 years, a volatility of 261.4%, risk free interest rate of 0.36% and a stock price of $1.80 on the date of issuance.  The derivative liability was revalued at May 31, 2016 utilizing an expected life of 0.45 years, a volatility of 275.7% - 276.9%, risk free interest rate of 0.34% and a stock price of $1.89.  Any change in value is charged to income or expense during the period.  During the three months ended May 31, 2016, the Company recognized a loss on the fair value of the derivative liability in the amount of $1,001 bringing the fair value of the derivative liability to $193,842.

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

Recently Issued Accounting Pronouncements

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted.  The adoption of ASU 2016-02 is not expected to have a material effect on the Company’s consolidated financial statements.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $922,108 and a working capital deficit of $211,086 as of May 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Change of Control

On April 25, 2016, shareholders holding 55,030,600 shares of the outstanding common stock of the Company, representing approximately 71% of the Company’s outstanding shares, acted by written consent to remove the Company’s existing members of the Board of Directors, and in their place appoint David Lelong as the sole director of the Company. Previously, on February 4, 2016, shareholders representing a majority of the outstanding common stock of the Company acted by written consent to remove the Company’s directors and appoint Mr. Lelong as sole director of the Company, and following the February 4, 2016 shareholder action, Mr. Lelong, acting as sole director, replaced Mr. Gerald Ricks as President, Chief Executive Officer and Chairman of the Company. However, under Nevada law, directors may be removed only by shareholders representing two-thirds of outstanding shares; consequently the February 4, 2016 shareholder action was not valid, and on April 25, 2016 the Company sought, and received, new approval from shareholders representing a sufficient percentage of outstanding shares to act validly under Nevada law.

On April 29, 2016, the Board acted to ratify the removal of Mr. Ricks from all positions held by him as an executive officer of the Company, and also ratified the appointment of Mr. Lelong as President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board.

As a result of the above transaction BK Consulting is no longer a related party and Mr. Lelong is now the majority shareholder and a related party.

Note 4 – Asset Purchase Agreement

On May 18, 2016 the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Sharp Innovations, LLC (“Seller”) to acquire certain assets  consisting of (a) tangible assets of Seller consisting of approximately 450 containers of that performance drink currently marketed under the name “sports leg and lung”; (b) all intangible assets of Seller, including goodwill, licenses, patents, trade secrets, trademarks, copyrights, marketing rights, etc., specifically relating to and including certain intellectual property described as: that certain website URL www.sportslegandlung.com, the product formula for that performance drink currently marketed under the name “sports leg and lung”, all proprietary data owned and collected by the Seller with respect to the Product, and all rights of any description related to two future product formulations (one for weight loss and one for anti-aging, both of which the Seller has agreed to develop to completion and timely deliver to the Purchaser at no further charge).  The purchase price consisted of Two Hundred Fifty Thousand ($250,000) Dollars in cash.  The acquisition of the assets has been accounted for as a purchase in accordance with ASC Topic 805 Business Combinations and the assets have been included in the Company’s financial statements since May 18, 2016.  The Company obtained a third-party independent valuation of the assets acquired.

The acquisition date estimated fair value prior to impairment of assets acquired consisted of following:

Inventory	$3,169
Trade secrets	188,824
Trade names	28,007
Total purchase price	$250,000

The Company had a third party valuation of the assets acquired and recorded impairment charges of $167,251 for the three and nine months ended May 31, 2016.

Note 5 – Equipment

Equipment consists of the following:

	May 31, 2016	August 31, 2015

Computer equipment	$10,000	$10,000
Furniture and fixtures	15,340	15,340
Total	25,340	25,340
Less accumulated depreciation	(24,788)	(23,150)
Total	$552	$2,190

Depreciation expense totaled $546 and $1,638 for the three and nine months ended May 31, 2016, respectively.  Depreciation expense totaled $548 and $1,644 for the three and nine months ended May 31, 2015, respectively.

Note 6 – Intangible Assets

The following table summarizes the Company’s intangible assets, net as of May 31, 2016 and August 31, 2015. Trade secrets and trade names are not considered finite lived assets, and accordingly are not amortized:

	May 31, 2016	August 31, 2015

Trade secrets	$188,824	$-
Trade name	58,007	-
Intangible assets, gross	246,381	-
Impairment of intangible assets	165,131	-
Intangible assets, net	$81,700	$-

During the nine months ended May 31, 2016, the Company recorded an impairment of $165,131 with respect to its intangible assets.

Note 7 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	May 31, 2016	August 31, 2015
Trade accounts payable	28,946	21,322
Payroll and related	28,874	-
Accrued interest	2,383	-
	60,203	21,322

Note 8 – Related Party Transactions

During the period covered by this report, the Company had convertible notes payable to certain parties who until February 6, 2016 were related parties; see note 7.  As of May 31, 2016, these convertible notes had been fully repaid.

During the nine months ended May 31, 2016, the Company received loans in the aggregate amount of $12,653 from the Company’s CEO, David Lelong, to fund operations.  These advances are unsecured, non-interest bearing and due on demand.  These advances were repaid in full during the three months ended May 31, 2016

On April 29, 2016, the Company’s Board ratified an oral agreement with Mr. Lelong, effective February 1, 2016, pursuant to which he will receive an annual salary of $96,000 for serving as an executive officer of the Company.

Note 9 – Derivative Liability

The Company entered into convertible note agreements containing beneficial conversion features.  One of the features is a ratchet reset provision which allows the note holders to reduce the conversion price should the Company issue equity with an effective price per share that is lower than the stated conversion price in the note agreement (see note 10). The Company accounts for the fair value of the conversion feature in accordance with ASC 815, Accounting for Derivatives and Hedging and EITF 07-05, the embedded derivatives should be bundled and valued as a single, compound embedded derivative, bifurcate treated as a derivative liability. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component in its results of operations.

On May 11, 2016, the Company recorded a derivative liability in the amount of $192,841.  During the three months ended May 31, 2016, the Company recognized a loss on the fair value of the derivative liability in the amount of $1,001 bringing the fair value of the derivative liability to $193,842 as of May 31, 2016.

Note 10 – Convertible Notes Payable

3.5% OID Convertible Notes

On May 11, 2016 the Company entered into Securities Purchase Agreements with certain purchasers (“the Holders”).  The Company issued 3.5% original issue discount (“OID”) senior secured convertible promissory notes having an aggregate face amount of $440,000 (the “3.5% OID Convertible Notes”).  These notes bear interest at a rate of 10% per annum and mature in six months.  The Company received cash proceeds of $426,400 net of the 3.5% original issue discount of $15,400.  At the Holders option the principal and accrued interest under the Notes are convertible into common stock at a rate of $0.50 per share and have a full reset feature.  The Notes are secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 125% during the first 90 days and 130% for the period from the 91st day through maturity.

In addition the Company issued to the Holders an aggregate of 200,000 shares of common stock value at $360,000 as commitment shares.  These shares were issued during the period and are considered a discount to the Notes.  Due to the reset feature of the conversion price of the convertible notes, the Company concluded that a derivative liability existed at the date of issuance and recorded a derivative liability in the amount of $192,841 (see note 9).  The sum of the value of the derivative liability of $192,841, the original issue discount of $15,400,  and the discount attributable to the 200,000 commitment shares of $360,000 was $568,241, which exceeded the $440,000 face amount of the 3.5% OID Convertible Notes by $128,241; this amount was charged to interest expense during the period ended May 31, 2016.  The discount of $440,000 will be charged to interest expense via the effective interest method over the life of the note; $47,178 of this amount was charged to interest expense during the three months ended May 31, 2016.  As of May 31, 2016 the balance due on the 3.5% OID Convertible Notes was $47,148 net of  unamortized debt discount of $392,822, respectively.

During the three months ended May 31, 2016, the Company accrued interest on the 3.5% OID Convertible Notes in the amount of $2,383.  Accrued interest on these notes is convertible to common stock at the same terms as the principal.  The Company recorded a discount to the accrued interest in the amount of $2,383, and immediately charged this discount to operations, resulting in additional interest expense in the amount of $2,383 during the period.

BK Consulting Notes

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

The Company calculates any beneficial conversion feature embedded in its convertible notes via the intrinsic value method.  The conversion feature was considered a discount to the notes, to the extent the aggregate value of the conversion feature did not exceed the face value of the notes.  These discounts are amortized to interest expense through earlier of the term or conversion of the notes.  During the nine months ended May 31, 2016 and May 31, 2015, the Company recorded debt discounts in the amount of $1,700 and $11,443, respectively.  During the nine months ended May 31, 2016 and May 31, 2015, the Company amortized debt discounts to interest expense in the aggregate amount of $1,700 and $11,443.

On November 10, 2015, the Company converted $10,744 of convertible debt due to the debt holder, BK Consulting, into 5,371,500 shares of common stock at a conversion price of $0.002.  As the note conversion occurred within the terms of the agreement, no gain or loss was recognized.

As of May 31, 2016 and August 31, 2015 the balance of the convertible debt due to BK Consulting was $0 and $38,543.  The Company recorded imputed interest on all outstanding BK Consulting convertible notes at a rate of 8%.  The Company recorded imputed interest in the amount of $557 and $1,427 during the nine months ended May 31, 2016 and May 31, 2015 related to the BK Consulting convertible notes.

Note 11 – Fair Value of Financial Instruments

The following summarized the Company’s financial liabilities that are recorded at fair value on a recurring basis at May 31, 2016 and August 31, 2015.

	May 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$193,842	$193,842

August 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

The estimated fair values of the Company’s derivative liabilities are as follows:

Derivative
Liability
Liabilities Measured at Fair Value

Balance as of August 31, 2015	$-

Issuances	192,841

Revaluation loss	1,001

Balance as of May 31, 2016	$193,842

Note 12 – Stockholders’ Equity

Preferred stock
The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock as of May 31, 2016 and August 31, 2015.  The Company had 1,000 shares of preferred stock issued and outstanding as of May 31, 2016 and August 31, 2015, respectively.

Common stock
The Company is authorized to issue 580,000,000 shares of $0.001 par value common stock as of May 31, 2016 and August 31, 2015.  The Company had 77,775,303 and 37,581,903 shares of common stock issued and outstanding as of May 31, 2016 and August 31, 2015, respectively.

On May 11, 2016, the Company issued 200,000 shares of common stock, valued at $360,000 as commitment shares to convertible note holders.  These shares were issued at fair value based on the market price at issuance of $1.80 per share.

On November 11, 2015, the Company issued 5,371,500 shares of common stock at par value, $0.001 per share, to BK Consulting, for a stock subscription receivable, valued at $5,372.  As of May 31, 2016, subscription receivables were $5,372

On November 10, 2015, the Company converted $10,744 of convertible debt due to BK Consulting, into 5,371,500 shares of common stock at a conversion price of $0.002.  As the note conversion occurred within the terms of the agreement, no gain or loss was recognized.

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

During the three and nine months ended May 31, 2015, 200,000 and 40,393,000 shares of common stock, respectively were issued.

Note 13 – Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Sport Endurance, Inc. (“Sport Endurance”) is a Nevada corporation that intends to market and distribute quality dietary supplements throughout the United States.  Since inception, the Company has yet to market and distribute any supplements, but is in the process of launching its first product.

For the three and nine months ended May 31, 2016, we had a net losses of $464,483 and $490,655, respectively, as compared to a net losses of $11,909 and $37,414 for the three and nine months ended May 31, 2015, respectively.  Our accumulated deficit as of May 31, 2016 was $922,108.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended May 31, 2016 and May 31, 2015

Revenues

The Company had no revenues during the three month periods ending May 31, 2016 and May 31, 2015.

General and administrative expenses

General and administrative expenses were $61,862 for the three months ended May 31, 2016 compared to $2,069 for the three months ended May 31, 2015, an increase of $59,793. The increase in general and administrative expense for the three months ended May 31, 2016 compared to the three months ended May 31, 2015 was due primarily to an increase in stock servicing costs, consulting expenses and payroll expenses.

Professional fees

Professional fees were $53,525 for the three months ended May 31, 2016 compared to $3,200 for the three months ended May 31, 2015, an increase of $50,325.  The increase in professional fees for the three months ended May 31, 2016 compared to the three months ended May 31, 2015 was due primarily to an increase in legal fees associated with the issuance of convertible debt.

Impairment of assets

During the three months ended May 31, 2016 the Company acquired inventory and certain intangible assets as part of an asset purchase agreement.  The Company revalued the inventory and intangibles at the end of the period and determined that the fair value was less than the book value and recorded an impairment charges in the amount of $167,251 during the three months ended May 31, 2016.

Depreciation

Depreciation expense for the three months ended May 31, 2016 totaled $546 compared to $548 for the three months ended May 31, 2015, a decrease of $2.  The decrease in depreciation was primarily due to fully depreciating certain office equipment.

Interest expense

Interest expense for the three months ended May 31, 2016 was $180,298 compared to $6,092 for the three months ended May 31, 2015, an increase of $174,206.  The increase in interest expenses was primarily due to amortization of debt discounts on the Company’s convertible notes payable and convertible interest along with the expense recognized on the valuation of the derivative liability in excess of the face value of the note.

Change in fair value of derivative liability

During the three months ended May 31, 2016 the Company issued convertible promissory notes that contained a reset feature that required the Company to record a derivative liability valued at $192,841.  The Company revalued the derivative liability at May 31, 2016 at $193,842.  This revaluation resulted in a loss of $1,001 which the Company included in operations for the three months ended May 31, 2016.

Net loss

For the reasons above, our net loss for the three months ended May 31, 2016 was $464,483 compared to $11,909 for the three months ended May 31, 2015, an increase in our net loss of $452,574.

Results of Operations for the Nine Months Ended May 31, 2016 and May 31, 2015

Revenues

The Company had no revenues during the nine month periods ending May 31, 2016 and May 31, 2015.

General and administrative expenses

General and administrative expenses were $74,993 for the nine months ended May 31, 2016 compared to $5,452 for the nine months ended May 31, 2015, an increase of $69,541. The increase in general and administrative expense for the nine months ended May 31, 2016 compared to the nine months ended May 31, 2015 was due primarily to an increase in stock servicing costs, consulting expenses and payroll expenses.

Professional fees

Professional fees were $63,217 for the nine months ended May 31, 2016 compared to $11,973 for the nine months ended May 31, 2015, increase of $51,244.  The increase in professional fees for the nine months ended May 31, 2016 compared to the nine months ended May 31, 2015 was due primarily to an increase in legal fees associated with the issuance of convertible debt.

Impairment of assets

During the nine months ended May 31, 2016 the Company acquired inventory and certain intangible assets as part of an asset purchase agreement.  The Company revalued the inventory and intangibles at the end of the period and determined that the fair value was less than the book value and recorded an impairment in the amount of $167,251 during the nine months ended May 31, 2016.

Depreciation

Depreciation expense for the nine months ended May 31, 2016 totaled $1,638 compared to $1,644 for the nine months ended May 31, 2015, a decrease of $6.  The decrease in depreciation was primarily due to fully depreciating certain office equipment.

Interest expense

Interest expense for the nine months ended May 31, 2016 was $182,555 compared to $18,345 for the nine months ended May 31, 2015, an increase of $164,210.  The increase in interest expenses was primarily due to amortization of debt discounts on the Company’s convertible notes payable and convertible interest along with the expense recognized on the valuation of the derivative liability in excess of the face value of the note.

Change in fair value of derivative liability

During the nine months ended May 31, 2016 the Company issued convertible promissory notes that contained a reset feature that required the Company to record a derivative liability valued at $192,841.  The Company revalued the derivative liability at May 31, 2016 at $193,842.  This revaluation resulted in a loss of $1,001 which the Company included in operations for the nine months ended May 31, 2016.

Net loss

For the reasons above, our net loss for the nine months ended May 31, 2016 was $490,655 compared to $37,414 for the nine months ended May 31, 2015, an increase in our net loss of $453,241.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at May 31, 2016 compared to August 31, 2015.

	May 31, 2016	August 31, 2015

Current Assets	$90,137	$0

Current Liabilities	$301,223	$59,865

Working Capital (Deficit)	$(211,086)	$(59,865)

During the nine months ended May 31, 2016, the Company had cash used in operating activities of $117,112.  This consisted of Company’s net loss of $490,655, increased by depreciation of $1,638, impairment of assets of $167,251, inducement shares of $112,841, change in fair value of derivative liabilities of $1,001, amortization of debt and interest discounts of $51,261, and imputed interest of $670.  The Company’s cash position also increased $38,881 as a result of changes in the components of current assets and current liabilities.

The Company had cash used in investing activities of $250,000 for the nine months ended May 31, 2016 which consisted of payments of $250,000 for the acquisition of inventory and certain intangible assets.  The Company had cash provided by financing activities of $456,200 for the nine months ended May 31, 2016 which consisted of proceeds from sale of common stock in the amount of $14,500, proceeds from officer loans of $12,626, repayments of officer loans of $12,626 and proceeds from issuance of convertible notes payable in the amount of $441,700.

As of July 14, 2016, we had cash and cash equivalents of $57,541.  We do not have sufficient working capital for the next 12 months. Our plan for satisfying our cash requirements for the next 12 months is through sale of shares of our common stock or convertible debt. We anticipate revenue during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing. We cannot assure you we will be successful in meeting our working capital needs.

Should we not be able to continue to secure additional financing when needed, we may be required to slow down or suspend our business activities or reduce the scope of our current operations, either of which would have a material adverse effect on our business.

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

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $922,108 and a working capital deficit of $211,086 at May 31, 2016, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of May 31, 2016, we had no employees, other than our CEO, David Lelong.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accounting estimates that are the most important to the presentation of our results of operations and financial condition, and which require the greatest use of judgment by management, are designated as our critical accounting estimates. We have the following critical accounting estimates:

•
Asset Impairment Charges: Our assets, including inventory and intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We derive the required undiscounted cash flow estimates from our historical experience and our internal business plans. To determine fair value, we use our internal cash flow estimates discounted at an appropriate interest rate, quoted market prices when available and independent appraisals, as appropriate. Accordingly, the fair value of an asset could be different using different estimates and assumptions in these valuation techniques which would increase or decrease the impairment charge. During the nine months ended May 31, 2016 the Company recorded asset impairment charges of $167,251 on its inventory and intangible assets.

•	Inventory: Inventories are valued at the lower of cost or market (“LCM”), which requires us to make significant estimates in assessing our inventory balances for potential LCM adjustments.
•
Intangible Asset Valuation: We value our intangible assets at fair value.  We test identified intangible assets whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We perform this test by initially comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. If the carrying amount of an intangible asset exceeds its estimated future undiscounted cash flows, then an impairment loss would be indicated. The amount of the impairment loss to be recorded would be based on the excess of the carrying amount of the intangible asset over its discounted future cash flows. We use judgment in assessing whether the carrying amount of our intangible assets is not expected to be recoverable over their estimated remaining useful lives.

•
Estimates and assumptions used in valuation of derivative liability: Management utilizes a lattice model to estimate the fair value of derivative liabilities. The model includes subjective assumptions that can materially affect the fair value estimates.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted.  The adoption of ASU 2016-02 is not expected to have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted.  The adoption of ASU 2016-02 is not expected to have a material effect on the Company’s consolidated financial statements.

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

Cautionary Note Regarding Forward Looking Statements

This Report contains forward-looking statements including statements regarding our generation of revenues, the availability of future financing. and our liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the failure to generate sufficient revenue, the reluctance of consumers to purchase our proposed future products, and the condition of the securities markets in general and for start-up businesses in particular. Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K for the year ended August 31, 2015 which was for a prior business. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material pending legal proceedings to which our company or subsidiary is a party or of which any of their property is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this Report to our knowledge, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

This item is not applicable to a smaller reporting company.

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

On November 11, 2015, the Company issued 5,371,500 shares of common stock at par value, $0.001 per share to BK Consulting, for stock subscription receivable, valued at $5,372.  As of May 31, 2016, subscription receivables was $5,372.

On May 11, 2016, the Company issued 200,000 shares of common stock, valued at $360,000 as commitment shares to convertible note holders.  These shares were issued at fair value based on the market price at issuance of $1.80 per share.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.
Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Filing date	Exhibit

3.2	Bylaws, effective April 25, 2016		8-K	4/29/16	3.2

4.1	Form of Senior Secured Convertible Promissory Note		8-K	5/13/16	4.1

10.1	Form of Securities Purchase Agreement		8-K	5/13/16	10.1

10.2	Form of Security Agreement		8-K	5/13/16	10.2

10.3	Asset Purchase and Sale Agreement	X

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT ENDURANCE, INC.

Date: July 15, 2016	By:	/s/ David Lelong
David Lelong
President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)