Form 10-K
period 2016-08-31
Sport Endurance, Inc.
filed 2016-12-05
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2016

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

(646) 846-4280
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
Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $6,742,820.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 77,775,303 shares of $0.001 par value common stock outstanding as of December 2, 2016.

SPORT ENDURANCE, INC.
FORM 10-K
Year Ended August 31, 2016

EXPLANATORY NOTE

Unless otherwise noted, references in this registration statement to “Sport Endurance, Inc.” the “Company,” “we,” “our” or “us” means Sport Endurance, Inc.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 7” in this Report.

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

PART I

ITEM 1.     BUSINESS

Overview

We were incorporated in the State of Nevada in 2001, and in 2009 changed name to Sport Endurance, Inc.

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

The Company is presently marketing for sale three products in the areas of Total Wellness, Performance, and Recovery.  The products are called Ultra Peak T, Sports Leg & Lung Formula, and Pain-Freeze Recovery Gel.

The Company has acquired product inventory from an unaffiliated outside provider (PureSource, Inc.).  The Company is in the process of ramping its direct marketing efforts through online and direct mail channels and has not yet achieved material revenue in connection with its business to date. As a result we are a startup company, with a limited operating history or revenue, and are at a competitive disadvantage.

The competition for and difficulty in selling our products may affect our ability to develop profitable operations in the future.  Companies that are engaged in selling health supplements include large, established companies with substantial capabilities and long earnings records.

We have only received insignificant revenues from our operations and are in the process of ramping our sales and marketing operations. Our auditors note the absence of revenues and operations in the Independent Audit Report dated December 5, 2016, cites a going concern. The going concern statement opinion issued by the independent auditors is the result of a lack of operations and working capital.

The company will need to raise capital which concerned the independent auditors because there is insufficient cash for operations for the next twelve months.  We will have to seek other sources of capital.

We established the minimum amount of $200,000 that the Company will need to raise through debt instruments such as bank loans, or private financing so that sales and marketing operations can proceed in order to generate revenue. Presently no other sources of financing have been identified, and it is unknown if any other sources will be identified. There is no assurance that the company will be able to obtain any bank loans or private financing.

The Company has developed marketing plans and materials for reaching prospective customers directly through online advertising and direct mail. The necessary systems and processes to accept, fulfill, and service customer orders have been implemented and tested. Sales and marketing efforts will ramp up once the Company receives a next round of financing.

ITEM 1A.  RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2.     PROPERTIES

The principal executive office of Sport Endurance, Inc. is located at 222 Broadway, New York, NY 10038. Our telephone number is: (646) 846-4280.

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

(a) Market Information

Our common stock trades on the OTCQB under the symbol “SENZ”.

The following table sets forth the high and low bid prices for each quarter within the two last fiscal years. The quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED AUGUST 31, 2016:
First Quarter	$0.65	$0.25
Second Quarter	$1.00	$0.025
Third Quarter	$1.99	$0.55
Fourth Quarter	$2.00	$1.82

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED AUGUST 31, 2015:
First Quarter	$0.95	$0.035
Second Quarter	$0.95	$0.95
Third Quarter	$0.95	$0.95
Fourth Quarter	$0.95	$0.035

(b) Holders of Common Stock

We are authorized to issue 580,000,000 shares of common stock, $0.001 par value per share. As of October 21, 2016, we have 77,775,303 shares of common stock issued and outstanding.  As of August 31, 2016, there were eighteen (18) record shareholders of the Company’s common stock.  Equity Stock Transfer (telephone: (212) 575-5757; facsimile: (347) 584-3644 is the registrar and transfer agent for our common stock.

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

(c) Dividends

The Company has never paid dividends on its common stock. The Company intends to follow a policy of retaining earnings, if any, to finance the growth of the business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the common stock will be at the sole discretion of the Board of Directors and will depend on the Company’s profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

The Company has not established any compensation plans to which our securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services.

(e) Recent Sales of Unregistered Securities

None.

ITEM 6.     SELECTED FINANCIAL DATA

Not Required

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Outlook

The Company intends to market and distribute quality dietary supplements throughout the United States. The Company has yet to market and distribute any supplements, but is in the process of launching its first products.

For the year ended August 31, 2016, we had a net loss of $933,761 as compared to a net loss of $49,669 for the year ended August 31, 2015.  Our accumulated deficit as of August 31, 2016 was $1,365,214.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Years Ended August 31, 2016 and 2015

The following table summarizes selected items from the statement of operations for the year ended August 31, 2016 compared to August 31, 2015.

	For the Years Ended
	August 31,		Increase /
	2016	2015	(Decrease)
Net revenue	$43	$-	$43

General and administrative	130,058	7,168	122,890
Professional fees	78,526	15,296	63,230
Intangible asset impairment loss	248,951	-	248,951
Depreciation	2,190	2,190	-
Net Operating (Loss)	(459,682)	(24,654)	(435,028)

Total other income (expense)	(474,079)	(25,015)	(449,064)
Net (Loss)	$(933,761)	$(49,669)	$(884,092)

Revenues

The Company had one sale for $48 during the year ending August 31, 2015 compared to $0 for the year ended August 31 2015. The company had cost of goods sold related to the sale of $5 for net revenues of $43 for the year ended August 31, 2016.  We expect revenues to increase in future periods as we implement our business plan.

General and administrative expenses

General and administrative expenses were $130,058 for the year ended August 31, 2016 compared to $7,168 for the year ended August 31, 2015, an increase of $122,890. General and administrative expenses consisted primarily of general office expenses, travel costs, rent expense, stock service expense and payroll expenses. The increase in general and administrative expenses for the year ended August 31, 2016 was primarily due to implementation of our business plan.  We expect general and administrative expenses to increase in future periods as we continue to implement our business plan and commence operations.

Professional fees

Professional fees were $78,526 for the year ended August 31, 2016 compared to $15,296 for the year ended August 31, 2015, an increase of $63,230. Professional fees consist primarily of legal and accounting fees.  We expect professional fees to increase in future periods as we implement our business plan.

Intangible asset impairment loss

During the year ended August 31, 2016 the Company acquired inventory and certain intangible assets as part of an asset purchase agreement for $250,000.  As part of the acquisition $248,951 was allocated to intangible assets.  During the year ended August 31, 2016 the Company determined intangible assets were impaired and recorded an impairment loss of $248,951.

Depreciation

Depreciation expense for the years ended August 31, 2016 and 2015 totaled $2,190.  During the year ended August 31, 2016 we fully depreciated our property and equipment.

Interest expense

Interest expense for the year ended August 31, 2016 was $411,968 compared to $25,015 for the year ended August 31, 2015, an increase of $386,953.  The increase in interest expense for the year ended August 31, 2016 compared to 2015 was primarily due to amortization of debt discounts on the Company’s convertible notes payable and convertible interest along with the expense recognized on the valuation of the derivative liability in excess of the face value of the note.

Change in fair value of derivative liability

During the year ended August 31, 2016 the Company issued convertible promissory notes that contained a reset feature that required the Company to record a derivative liability valued at $192,841.  The Company revalued the derivative liability at August 31, 2016 at $254,952.  This revaluation resulted in a loss of $62,111 which the Company included in operations for the year ended August 31, 2016.

Net loss

For the reasons above, the Company had a net loss for the year ended August 31, 2016 of $933,761 compared to a net loss of $49,669 during the year ended August 31, 2015, an increase in our net loss of $884,092.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at August 31, 2016 compared to August 31, 2015.

	August 31,	August 31,
	2016	2015
Current Assets	$16,640	$0

Current Liabilities	$590,963	$59,865

Working Capital (Deficit)	$(574,323)	$(59,865)

During the year ended August 31, 2016, the Company had cash used in operating activities of $180,603.  This consisted of Company’s net loss of $933,761, increased by depreciation of $2,190, intangible asset impairment loss of $248,951, commitment fee share expense of $128,241, change in fair value of derivative liabilities of $62,111, amortization of debt discounts of $268,965, and imputed interest of $670.  The Company’s cash position also increased $42,030 as a result of changes in the components of current assets and current liabilities.

The Company had cash used in investing activities of $250,000 for the year ended August 31, 2016 which consisted of payments of $250,000 for the acquisition of inventory.  The Company had cash provided by financing activities of $440,800 for the year ended August 31, 2016 which consisted of proceeds from sale of common stock in the amount of $14,500, proceeds from officer loans of $12,626, repayments of officer loans of $12,626, proceeds from related party convertible debt of $1,700 and proceeds from issuance of convertible notes payable in the amount of $424,600.

On May 11, 2016 the Company entered into Securities Purchase Agreements with certain purchasers (“the Holders”).  The Company issued 3.5% original issue discount (“OID”) senior secured convertible promissory notes having an aggregate face amount of $440,000 (the “Notes”).  These notes bear interest at a rate of 10% per annum and mature in six months.  The Company received cash proceeds of $424,600 net of the 3.5% original issue discount of $15,400.  At the Holders option the principal and accrued interest under the Notes are convertible into common stock at a rate of $0.50 per share and have a full reset feature.  The Notes are secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 125% during the first 90 days and 130% for the period from the 91st day through maturity.  The Company has entered into forbearance agreements with the investors extending its time to pay the Notes until December 16, 2016.

As of December 2, 2016, we had cash and cash equivalents of approximately $964.  We do not have sufficient working capital for the next 12 months. Our plan for satisfying our cash requirements for the next 12 months is through sale of shares of our common stock or convertible debt. We anticipate revenue during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing. We cannot assure you we will be successful in meeting our working capital needs.

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

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $1,365,214 and a working capital deficit of $574,323 at August 31, 2016, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

RISK FACTORS

Risks Related to Our Business

WE HAVE NO OPERATING HISTORY AND EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE. SHOULD WE CONTINUE TO INCUR LOSSES FOR A SIGNIFICANT AMOUNT OF TIME, THE VALUE OF YOUR INVESTMENT IN THE COMMON STOCK WILL BE AFFECTED, AND YOU COULD EVEN LOSE YOUR ENTIRE INVESTMENT.

Presently we have very limited revenues and have an accumulated deficit at August 31, 2016 of $1,365,214.  We expect to incur further losses for the foreseeable future due to additional costs and expenses related to:

●
The implementation of our direct mail and online sales models will cost at least $200,000. We need to create, print, and distribute all of marketing material. We have allocated $30,000 toward the production and optimization of marketing materials which include direct mail pieces, online landing pages, and content blogs..  The Company has already allocated funds and intends to allocate additional funds as soon as they are available.

●
Software and hardware updates to maintain service and maintain the Company office will cost the Company at least $1,000 per month. Various marketing tools and customer management infrastructure will cost the company at least $13,000 per month.  As a direct sales company, data analytics and proper customer management continued improvements and upgrade to our systems is required. User features and website content updates are vital to continued visitations by online users. This cost signifies the system modifications. The Company intends to allocate these funds as they become available.

●
Program administration and working capital expenses until such time as there are sufficient sales to cash-flow operations will cost the company at least $80,000 per quarter. This is the necessary working capital to fund operations until such time as revenues exceed expenses. This will cover marketing expenses, office rent, audit fees, legal and all other management expenses such as those from industry consultants and advisors.  The Company intends to pay its lease payments on a timely basis and pay audit fees and legal and all other management fees as they become due.

ONCE TRANSACTING BUSINESS, THE COMPETITION FOR AND DIFFICULTY IN SELLING OUR PRODUCTS COULD AFFECT OUR ABILITY TO DEVELOP PROFITABLE OPERATIONS.

Many companies that are engaged in the health supplement business include large, established companies with substantial capabilities and long earnings records. We may be at a competitive disadvantage in promoting our Sport Endurance products as we must compete with these companies, many of which have greater financial resources and larger marketing and technical staff than we do.

WE HAVE LIMITED OPERATING HISTORY AND FACE MANY OF THE RISKS AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY A YOUNG COMPANY.

The Company has had very limited revenues or product-related expenses for this time period.

In addition, we also face many of the risks and difficulties inherent in introducing new products.

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

WE MAY NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.

Because of the difficulty that microcap companies have in raising capital, the lack of available credit for companies like us, and our stock price, we may be hampered in our ability to raise the necessary working capital. Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments may dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock.

IF WE CANNOT MANAGE OUR GROWTH EFFECTIVELY, WE MAY NOT BECOME PROFITABLE.

Businesses which grow rapidly often have difficulty managing their growth.  If we grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support.  We cannot assure you that our management will be able to manage our growth effectively or successfully.  Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

Among other things, implementation of our growth strategy would be adversely affected if we were not able to attract sufficient customers to the products we offer or plan to offer in light of the price and other terms required in order for us to attain the necessary profitability.

WE MAY NOT BE ABLE TO BUILD OUR BRAND AWARENESS.

Development and awareness of our brand Sport Endurance will depend largely upon our success in creating a customer base and potential referral sources. In order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, management plans to gradually increase over the next 12 months our marketing and advertising budgets as funding allows. If we are unable to economically promote or maintain our brand, then our business, results of operations and financial condition could be severely harmed. We have not yet received any significant revenues from our operations, nor have we otherwise engaged in any ongoing sales and marketing operations, and we have only one customer.

AS INTERNET COMMERCE DEVELOPS, FEDERAL, STATE AND FOREIGN GOVERNMENTS MAY DRAFT AND PROPOSE NEW LAWS TO REGULATE INTERNET COMMERCE, WHICH MAY NEGATIVELY AFFECT OUR BUSINESS.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign governments becomes more likely.  Our business could be negatively impacted by the application of existing laws and regulations or the enactment of new laws applicable to our business. The cost to comply with such laws or regulations could be significant and would increase our operating expenses.

WE MAY NOT BE ABLE TO MAINTAIN AND EXPAND OUR BUSINESS IF WE ARE NOT ABLE TO RETAIN, HIRE AND INTEGRATE KEY MANAGEMENT AND OPERATING PERSONNEL.

David Lelong is presently our sole executive officer and employee. Our success depends in large part on the continued services and efforts of Mr. Lelong and our ability to recruit and retain additional key management personnel.  Competition for such employees is intense and the process of locating key personnel with the combination of skills and attributes required to execute our business strategies may be lengthy.  The loss of Mr. Lelong or failure to recruit additional key personnel could have a material adverse impact on our ability to execute our business objectives.

BEING A PUBLIC COMPANY INVOLVES INCREASED ADMINISTRATIVE COSTS, WHICH COULD RESULT IN LOWER NET INCOME AND MAKE IT MORE DIFFICULT FOR US TO ATTRACT AND RETAIN KEY PERSONNEL.

As a public company subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act,”) we incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, requires changes in corporate governance practices of public companies. We expect these rules and regulations will increase our legal and financial compliance costs and make some activities more time consuming. For example, in connection with being a public company, we may have to create new board committees, implement additional internal controls and disclose controls and procedures, adopt an insider trading policy and incur costs relating to preparing and distributing periodic public reports. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

THE LIMITED PUBLIC COMPANY EXPERIENCE OF OUR MANAGEMENT TEAM COULD ADVERSELY IMPACT OUR ABILITY TO COMPLY WITH THE REPORTING REQUIREMENTS OF U.S. SECURITIES LAWS.

Our sole officer has limited public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Mr. Lelong has never had sole responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Mr. Lelong may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including the establishing and maintaining internal controls over financial reporting.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

Risk Related To Our Capital Stock

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE, WHICH MEANS THAT INVESTORS MAY NOT BE ABLE TO REALIZE THE VALUE OF THEIR SHARES EXCEPT THROUGH A SALE.

We have not, and do not anticipate that we will, declare or pay a cash dividend. We expect to retain future earnings, if any, for our business and do not anticipate paying dividends on common stock at any time in the foreseeable future. Because we do not anticipate paying dividends in the future, the only opportunity for our shareholders to realize the creation of value in our common stock will likely be through a sale of those shares.

OUR ARTICLES OF INCORPORATION PROVIDE FOR INDEMNIFICATION OF OFFICERS AND DIRECTORS AT OUR EXPENSE AND LIMIT THEIR LIABILITY WHICH MAY RESULT IN A MAJOR COST TO US AND HURT THE INTERESTS OF OUR SHAREHOLDERS BECAUSE CORPORATE RESOURCES MAY BE EXPENDED FOR THE BENEFIT OF OFFICERS AND/OR DIRECTORS.

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s written promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

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

FUTURE SALES AND ISSUANCE OF OUR COMMON STOCK OR RIGHTS TO PURCHASE COMMON STOCK COULD CAUSE ADDITIONAL DILUTION OF THE PERCENTAGE OWNERSHIP OF OUR STOCKHOLDERS AND COULD CAUSE OUR STOCK PRICE TO FALL.

We expect that significant additional capital will be needed to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

BECAUSE WE ARE SUBJECT TO THE “PENNY STOCK’ RULES, BROKERS CANNOT GENERALLY SOLICIT THE PURCHASE OF OUR COMMON STOCK WHICH ADVERSELY AFFECTS IT LIQUIDITY AND MARKET PRICE.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the OTC Market has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.

These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sport Endurance, Inc.

We have audited the accompanying balance sheets of Sport Endurance, Inc. as of August 31, 2016 and 2015 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended August 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements for the periods described above present fairly, in all material respects, the financial position of Sport Endurance, Inc., as of August 31, 2016 and 2015, and the results of its operations, stockholders’ equity (deficit) and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
December 5, 2016

SPORT ENDURANCE, INC.
BALANCE SHEETS

	August 31,	August 31,
	2016	2015
ASSETS
Current assets

Cash and cash equivalents	$10,197	$-
Accounts receivable	45	-
Inventory	6,398	-
Total current assets	16,640	-

Equipment, net of accumulated depreciation	-	2,190

Total Assets	16,640	2,190

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	68,746	21,322
Derivative liability	254,952	-
Convertible notes - related party	-	38,543
Convertible notes, net of unamortized debt discounts of $172,735 and $0	267,265	-
Total current liabilities	590,963	59,865

Commitments and contingencies	-	-

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000 shares issued and outstanding as of August 31, 2016 and 2015	1	1
Common stock, $0.001 par value, 580,000,000 shares authorized, 77,775,303 and 37,581,903 shares issued and outstanding as of August 31, 2016 and 2015	77,775	37,582
Additional paid-in capital	718,487	336,195
Subscription receivable	(5,372)	-
Accumulated deficit	(1,365,214)	(431,453)
Total stockholders’ equity (deficit)	(574,323)	(57,675)

Total liabilities and stockholders’ equity (deficit)	16,640	$2,190

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC.
STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	August 31,	August 31,
	2016	2015

Revenue	$48	$-
Cost of goods sold	5	-

Net revenue	43	-

Operating expenses:
General and administrative	130,058	7,168
Professional fees	78,526	15,296
Intangible asset impairment loss	248,951	-
Depreciation	2,190	2,190

Total operating expenses	459,725	24,654

Net Operating Loss	(459,682)	(24,654)

Other income (expense):
Interest expense	(411,968)	(25,015)
Change in fair value of derivative liability	(62,111)	-
Total other expense	(474,079)	(25,015)

Loss before provision for income taxes	(933,761)	(49,669)

Provision for income taxes	-	-

Net loss	$(933,761)	$(49,669)

Net loss per share - basic	$(0.01)	$(0.00)

Net loss per share - diluted	$(0.01)	$(0.00)

Weighted average shares outstanding - basic	70,463,282	37,581,903

Weighted average shares outstanding - diluted	70,463,282	37,581,903

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Common		Total
					Additional	Stock		Stockholders’
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance, August 31, 2014	1,000	1	37,581,903	37,582	311,180	-	(381,784)	(33,021)
Imputed interest on notes payable	-	-	-	-	2,139	-	-	2,139
Discount due to beneficial conversion feature on convertible debt	-	-	-	-	22,876	-	-	22,876
Net loss for the year	-	-	-	-	-	-	(49,669)	(49,669)
Balance, August 31, 2015	1,000	1	37,581,903	37,582	336,195	-	(431,453)	(57,675)

Imputed interest on notes payable and officer advances	-	-	-	-	670	-	-	670
Discount due to beneficial conversion feature on convertible debt	-	-	-	-	1,700	-	-	1,700
Stock issued for cash	-	-	19,871,500	19,872	-	(5,372)	-	14,500
Stock issued for commitment fee	-	-	200,000	200	359,800	-	-	360,000
Stock issued for conversion of convertible notes payable	-	-	20,121,900	20,121	20,122	-	-	40,243
Net loss for the year	-	-	-	-	-	-	(933,761)	(933,761)
Balance, August 31, 2016	1,000	1	77,775,303	77,775	718,487	(5,372)	(1,365,214)	(574,323)

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC.
STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	August 31,	August 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(933,761)	$(49,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,190	2,190
Intangible asset impairment loss	248,951	-
Commitment fee share expense	128,241	-
Change in fair value of derivative liability	62,111	-
Amortization of discount on convertible debt	268,965	22,876
Imputed interest	670	2,139
Changes in assets and liabilities:
Accounts receivable	(45)	-
Inventory	(5,349)	-
Accounts payable and accrued liabilities	47,424	(411)

Net cash used in operating activities	(180,603)	(22,875)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to acquire assets	(250,000)	-

Net cash used in investing activities	(250,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	14,500	-
Proceeds from notes payable - related party	12,626	-
Repayments of notes payable - related party	(12,626)	-
Proceeds from convertible debt - related party	1,700	22,875
Proceeds from convertible debt	424,600	-

Net cash provided by financing activities	440,800	22,875

Net increase in cash and cash equivalents	10,197	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$10,197	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable - related party	$40,243	$-
Common stock issued as discount on convertible notes	231,760	-
Discount on beneficial conversion feature	1,700	22,875
Discount due to derivative	192,841	-
Stock issued for subscription receivable	5,372	-

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had cash and cash equivalents of $10,197 and $0 as of August 31, 2016 and 2015.

Inventory

Inventory consists of finished goods and is stated at the lower of cost or market by the first-in, first-out method.  The Company currently has approximately 357 containers of a performance drink currently marketed under the name “sports leg and lung” included in inventory at August 31, 2016.  The Company had no inventory at August 31, 2015.

Intangible Assets

Intangible assets generally arise from business combinations accounted for under the purchase method.  The Company performs an annual review or more frequently if indicators of potential impairment exist, to determine if the recorded intangible assets are impaired. During the year ended August 31, 2016 the Company recorded an impairment loss on intangible assets in the amount of $248,951.

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

Revenue Recognition

The Company recognizes revenue upon product delivery. All of our products are shipped through a third party fulfillment center to the customer and the customer takes title to product and assumes risk and ownership of the product when it is delivered. Shipping charges to customers and sales taxes collectible from customers, if any, are included in revenues.

For revenue from product sales, the Company recognizes revenue in accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” 605-15-05. ASC 605-15-05 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling   price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2016. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

Derivative Financial Instruments

Derivatives are recorded on the condensed consolidated balance sheet at fair value. The conversion features of the convertible notes are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income (see note 8).

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common stock outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common stock outstanding plus potential dilutive securities. For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

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

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $1,365,214 and a working capital deficit of $574,323 as of August 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

The acquisition date estimated fair value prior to impairment of assets acquired consisted of following:

Inventory	$1,049
Intangible assets	248,951
Total purchase price	$250,000

During the year ended August 31, 2016 the Company performed test on intangible assets and recorded an intangible asset impairment loss of $248,951.

 Note 5 – Equipment

Equipment consists of the following:

	August 31, 2016	August 31, 2015

Computer equipment	$10,000	$10,000
Furniture and fixtures	15,340	15,340
Property and equipment	25,340	25,340
Less accumulated depreciation	(25,340)	(23,150)
Property and equipment, net	$-	$2,190

Depreciation expense totaled $2,190 and $2,190 for the years ended August 31, 2016 and August 31, 2015, respectively.

Note 6 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	August 31, 2016	August 31, 2015
Trade accounts payable	28,371	21,322
Payroll and related	26,903	-
Accrued interest	13,472	-
	68,746	21,322

Note 7 – Related Party Transactions

During the period covered by this report, the Company had convertible notes payable to certain parties who until February 6, 2016 were related parties; see note 10.  As of August 31, 2016, these convertible notes had been fully repaid.

During the year ended August 31, 2016, the Company received loans in the aggregate amount of $12,626 from the Company’s CEO, David Lelong, to fund operations.  These advances are unsecured, non-interest bearing and due on demand.  These advances were repaid in full during the year ended August 31, 2016.   The Company recorded imputed interest in the amount of $193 during the year ended August 31, 2016 related to the advances from Mr. Lelong.

On April 29, 2016, the Company’s Board ratified an oral agreement with Mr. Lelong, effective February 1, 2016, pursuant to which he will receive an annual salary of $96,000 for serving as an executive officer of the Company.

Former Majority Shareholder – BK Consulting

On October 28, 2015, the Company issued an unsecured convertible loan to a related party of $1,700, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.  The Company calculated the beneficial conversion feature embedded in the convertible note.  The conversion feature, in the amount of $1,700, was recorded as debt discount.

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

Note 8 – Derivative Liability

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

The Company recognized that the conversion feature embedded within its convertible debts is a financial derivative. The Generally Accepted Accounting Principles (GAAP) required that the Company’s embedded conversion option be accounted for at fair value. The following schedule shows the change in fair value of the derivative liabilities for the period ended August 31, 2016:

Derivative
Liability
Liabilities Measured at Fair Value

Balance as of August 31, 2015	$-

Issuances	192,841

Revaluation loss	62,111

Balance as of August 31, 2016	$254,952

During the year ended August 31, 2016, the Company recognized a loss on the fair value of the derivative liability in the amount of $62,111 bringing the fair value of the derivative liability to $254,952.

Derivative liabilities incurred during the period ended August 31, 2016 were valued based upon the following assumptions and key inputs:

	May 11,	August 31,
Assumption	2016	2016
Expected dividends:	0%	0%
Expected volatility:	261.4%	244.4%
Expected term (years):	0.50 years	0.20 years
Risk free interest rate:	0.36%	0.26%
Stock price	$1.80	$1.89

Note 9 – Convertible Notes Payable

3.5% OID Convertible Notes

On May 11, 2016 the Company entered into Securities Purchase Agreements with certain purchasers (“the Holders”).  The Company issued 3.5% original issue discount (“OID”) senior secured convertible promissory notes having an aggregate face amount of $440,000 (the “3.5% OID Convertible Notes”).  These notes bear interest at a rate of 10% per annum and mature in six months.  The Company received cash proceeds of $424,600 net of the 3.5% original issue discount of $15,400.  At the Holders option the principal and accrued interest under the Notes are convertible into common stock at a rate of $0.50 per share and have a full reset feature.  The Notes are secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 125% during the first 90 days and 130% for the period from the 91st day through maturity. During November 2016 Company entered into forbearance agreements with the investors extending its time to pay the Notes until December 16, 2016.

In addition the Company issued to the Holders an aggregate of 200,000 shares of common stock value at $360,000 as commitment shares.  These shares were issued during the period and are considered a discount to the Notes.  Due to the reset feature of the conversion price of the convertible notes, the Company concluded that a derivative liability existed at the date of issuance and recorded a derivative liability in the amount of $192,841 (see note 9).  The sum of the value of the derivative liability of $192,841, the original issue discount of $15,400,  and the discount attributable to the 200,000 commitment shares of $360,000 was $568,241, which exceeded the $440,000 face amount of the 3.5% OID Convertible Notes by $128,241; this amount was charged to interest expense during the year ended August 31, 2016.  The discount of $440,000 will be charged to interest expense via the effective interest method over the life of the note; $268,965 of this amount was charged to interest expense during the year ended August 31, 2016.  As of August 31, 2016 the balance due on the 3.5% OID Convertible Notes was $267,265 net of unamortized debt discount of $172,735, respectively.

During the year ended August 31, 2016, the Company accrued interest on the 3.5% OID Convertible Notes in the amount of $13,472.  Accrued interest on these notes is convertible to common stock at the same terms as the principal.

BK Consulting Notes

On October 28, 2015, the Company issued an unsecured convertible loan to a related party of $1,700, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from a major shareholder, BK Consulting, to fund operations.  The Company calculated the beneficial conversion feature embedded in the convertible note.  The conversion feature, in the amount of $1,700, was recorded as debt discount.

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

The Company calculates any beneficial conversion feature embedded in its convertible notes via the intrinsic value method.  The conversion feature was considered a discount to the notes, to the extent the aggregate value of the conversion feature did not exceed the face value of the notes.  These discounts are amortized to interest expense through earlier of the term or conversion of the notes.  During the year ended August 31, 2016 and 2015, the Company recorded debt discounts in the amount of $1,700 and $22,876, respectively.  During the year ended August 31, 2016 and 2015, the Company amortized debt discounts to interest expense in the aggregate amount of $1,700 and $22,876.

As of August 31, 2016 and 2015 the balance of the convertible debt due to BK Consulting was $0 and $38,543.  The Company recorded imputed interest on all outstanding BK Consulting convertible notes at a rate of 8%.  The Company recorded imputed interest in the amount of $557 and $1,427 during the year ended August 31, 2016 and 2015 related to the BK Consulting convertible notes.

Note 10 – Stockholders’ Equity

Preferred stock
The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock as of August 31, 2016 and 2015.  The Company has 1,000 shares of preferred stock issued and outstanding as of August 31, 2016 and 2015.

Common stock
The Company is authorized to issue 580,000,000 shares of $0.001 par value common stock as of August 31, 2016 and 2015.  The Company has 77,775,303 and 37,581,903 shares of common stock issued and outstanding as of August 2016 and 2015.

During the year ended August 31, 2015, no shares of common stock were issued.

On May 11, 2016, the Company issued 200,000 shares of common stock, valued at $360,000 as commitment shares to convertible note holders.  These shares were issued at fair value based on the market price at issuance of $1.80 per share.

On November 11, 2015, the Company issued 5,371,500 shares of common stock at par value, $0.001 per share, to BK Consulting, for a stock subscription receivable, valued at $5,372.  As of August 31, 2016, subscription receivables were $5,372.

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

Note 11 – Fair Value of Financial Instruments

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following summarized the Company’s financial liabilities that are recorded at fair value on a recurring basis at August 31, 2016 and 2015.

	August 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$254,952	$254,952

August 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

Note 12 – Income Taxes

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

As of August 31, 2016, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

The tax effects of the temporary differences that give rise to the Company’s estimated deferred tax assets and liabilities are as follows:

	August 31,	August 31,
	2016	2015
Federal and State Statutory Rate	35.00%	35.00%
Net operating loss carry forwards	$202,349	$124,427
Valuation allowance for deferred tax assets	(202,349)	(124,427)
Net deferred tax assets	$-	$-

As of August 31, 2016, the Company had net operating loss carry forwards of approximately $578,141 available to offset future taxable income.  The net operating loss carry forwards, if not utilized, will begin to expire in 2021.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at August 31, 2016.  The Company had no uncertain tax positions as of August 31, 2016.

Note 13 – Subsequent Events

During November 2016 Company entered into forbearance agreements with the investors of the 3.5% OID Convertible Notes extending its time to pay the Notes until December 16, 2016 (see note 9).

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

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Management, with the participation of the Chief Executive, evaluated the effectiveness of the Company’s internal control over financial reporting as of August 31, 2016. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.
As of August 31, 2016, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees and consultants its accounting policies and procedures.  This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of August 31, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2016 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Because we have only one employee, we are presently unable to implement significant remediation measures to improve our internal controls.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position	Director Since
David Lelong	40	President and CEO	2016

David Lelong CHIEF EXECUTIVE OFFICER PRESIDENT, (PRINCIPAL EXECUTIVE OFFICER)

For the past five years, Mr. Lelong, 40, has served as a consultant to businesses and entrepreneurs in the development of products and sales channels that can be scaled through the use of Internet marketing. As previously disclosed in the Company’s filings with the Securities and Exchange Commission, effective February 4, 2016, Mr. Lelong purchased 52.2% of the Company’s outstanding common stock from a third party to become the Company’s controlling shareholder.

Limitation of Liability of Directors and Officers

Pursuant to the Nevada Revised Statutes, our Articles of Incorporation provide that no director or officer of the Company shall be personally liable to the Company or any of its stockholders for damages for breach of fiduciary duty as a director or officer or for any act or omission of any such director or officer; however, the foregoing provision does not eliminate or limit the liability of a director or officer for (a) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law; or (b) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. This exclusion of liability does not limit any right which a director or officer may have to be indemnified and does not affect any director’s or officer’s liability under federal or applicable state securities laws. Through our Bylaws, we have agreed to indemnify our directors and officers against expenses, judgments, and amounts paid in settlement in connection with any claim against a director or officer except in relation to matters as to which such director or officer is adjudged liable for gross negligence or misconduct.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. In addition, a 10% shareholder, Python Marketing PTY LTD, did not comply with all Section 16(a) filing requirements.  Specifically, Python Marketing PTY LTD failed to file a Form 3 with respect to the acquisition of common stock for the fiscal year ended August 31, 2016.

Audit Committee

We do not have an Audit Committee. Our Board of Directors acted as the Company’s Audit Committee during fiscal 2016, recommending a firm of independent certified public accountants to audit the annual financial statements, reviewing the independent auditors’ independence, the financial statements and their audit report, and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are continuously updating our operations and have limited resources with which to establish additional committees of our board of directors.

Compensation Committee

At this time, David Lelong is the only member of the committee. The Board of Directors intends to add additional members to the compensation committee and expects it to consist solely of independent members.  Until more members are appointed to the compensation committee, our entire Board of Directors will review all forms of compensation provided to any new executive officers, directors, consultants and employees, including stock compensation and options.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the fiscal years ended August 31, 2016 and 2015:

Summary Compensation Table

Name and					All
Principal	Fiscal		Stock	Option	Other	Total
Position	Year	Salary	Awards	Awards	Compensation	Compensation

David Lelong,	2016	$56,000	$-0-	$-0-	$-0-	$56,000
President and CEO (1) (2)	2015	$-0-	$-0-	$-0-	$-0-	$-0-

Gerald Ricks,	2016	$-0-	$-0-	$-0-	$-0-	$-0-
Former President and CEO (2)	2015	$-0-	$-0-	$-0-	$-0-	$-0-

Vincent Kelly,	2016	$-0-	$-0-	$-0-	$-0-	$-0-
Former CFO	2015	$-0-	$-0-	$-0-	$-0-	$-0-

(1)
Mr. Lelong was appointed Chairman, President and Chief Executive Officer of the Company on April 29, 2016. Although Mr. Lelong’s employment agreement provides for an annual salary of $96,000 per annum; to date, he has deferred $24,000 in compensation from the Company, including the referenced salary. At present, Mr. Lelong also serves as our Chief Financial Officer.

(2)
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

Employment Agreements

Sport Endurance and David Lelong entered into a one year employment agreement effective February 1, 2016. Under the agreement Mr. Lelong is entitled to receive an annual salary of $96,000.

Outstanding Equity Awards at Fiscal Year End

We have no outstanding equity awards, including common stock options.

Director Compensation

To date, we have not paid our directors any compensation for services on our board of directors.  Our directors are, however, entitled to receive compensation as determined by the board of directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the common and preferred stock as of November 18, 2016, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group.

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

Name and Address of Beneficial Holder	Shares of Common Stock	Percentage of Common Stock
David Lelong, 222 Broadway, 19th Floor New York, NY 10038	40,531,600	52.114%
Michael S. Morrow, 4791 S Kings Row Dr. Apt 23 Salt Lake City, Utah 84117	14,500,000	18.643%
Python Marketing PTY LTD Level 1, 1 Burelli St., Wollongong, NSW 2500 Australia	12,771,500	16.421%
All executive officers and directors as a group.	40,531,600	52.114%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended August 31, 2016, the Company received loans in the aggregate amount of $12,626 from the Company’s CEO, David Lelong, to fund operations.  These advances were unsecured, non-interest bearing and due on demand.  These advances were repaid in full during the year ended August 31, 2016.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for August 31, 2016 and 2015.

	August 31,	August 31,
	2016	2015
Audit fees:
M&K CPAS, PLLC	$17,250	$7,250
Audit-related fees:
M&K CPAS, PLLC	—	—
Tax fees:	—	—
All other fees:	—	—
Total fees paid or accrued to our principal accountant	$17,250	$7,250

We do not have an Audit Committee.  Our Board of Directors acted as the Company’s Audit Committee during the fiscal year ended August 31, 2016, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls.

PART IV

ITEM 15.  EXHIBITS.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Exhibit	Filing date
3.1	Articles of Incorporation		S-1	3.1	02/19/10
3.2	Bylaws		8-K	3.2	04/29/16
3.3	Certificate of Designation		S-1	3.2	02/19/10
4.1	Form of Senior Secured Convertible Promissory Note		8-K	4.1	05/13/16
10.1	Form of Securities Purchase Agreement		8-K	10.1	05/13/16
10.2	Form of Security Agreement		8-K	10.2	05/13/16
10.3	Asset Purchase and Sale Agreement		8-K	10.3	07/15/16
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORT ENDURANCE, INC.

By:	/s/ David Lelong
David Lelong Chief Executive Officer Date: December 5, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ David Lelong	President, Chief Executive Officer, Director	December 5, 2016
David Lelong	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)