Form 10-Q
period 2016-11-30
Sport Endurance, Inc.
filed 2017-01-12
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2016

or

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 77,775,303 shares of $0.001 par value common stock outstanding as of January 11, 2017.

SPORT ENDURANCE, INC.

FORM 10-Q
Quarterly Period Ended November 30, 2016

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT ENDURANCE, INC.
BALANCE SHEETS

	November 30,	August 31,
	2016	2016
ASSETS
Current assets

Cash and cash equivalents	$964	$10,197
Accounts receivable	-	45
Inventory	15,212	6,398
Total current assets	16,176	16,640

Total Assets	16,176	16,640

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	163,182	68,746
Derivative liability	187,880	254,952
Convertible notes, net of unamortized debt discounts of $0 and $172,735	440,000	267,265
Total current liabilities	791,062	590,963

Commitments and contingencies	-	-

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000 shares issued and outstanding as of November 30, 2016 and August 31, 2016	1	1
Common stock, $0.001 par value, 580,000,000 shares authorized, 77,775,303 shares issued and outstanding as of November 30, 2016 and August 31, 2016	77,775	77,775
Additional paid-in capital	718,487	718,487
Subscription receivable	(5,372)	(5,372)
Accumulated deficit	(1,565,777)	(1,365,214)
Total stockholders’ equity (deficit)	(774,886)	(574,323)

Total liabilities and stockholders’ equity (deficit)	16,176	$16,640

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	November 30,	November 30,
	2016	2015

Revenue	$230	$-
Cost of good sold	34	-

Net revenue	196	-

Operating expenses:
General and administrative	66,153	10,437
Professional fees	17,973	5,450
Depreciation	-	546

Total operating expenses	84,126	16,433

Net Operating Loss	(83,930)	(16,433)

Other income (expense):
Interest expense	(183,705)	(2,253)
Change in fair value of derivative liability	67,072	-
Total other expense, net	(116,633)	(2,253)

Loss before provision for income taxes	(200,563)	(18,686)

Provision for income taxes	-	-

Net loss	$(200,563)	$(18,686)

Net loss per share - basic	$(0.00)	$(0.00)

Net loss per share - diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	77,775,303	48,724,757

Weighted average shares outstanding - diluted	77,775,303	48,724,757

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	November 30,	November 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(200,563)	$(18,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	546
Change in fair value of derivative liability	(67,072)	-
Amortization of discount on convertible debt	172,735	1,700
Imputed interest	-	553
Changes in assets and liabilities:
Accounts receivable	45	-
Inventory	(8,814)	-
Accounts payable and accrued liabilities	94,436	(313)

Net cash used in operating activities	(9,233)	(16,200)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	14,500
Proceeds from convertible debt - related party	-	1,700

Net cash provided by financing activities	-	16,200

Net increase in cash and cash equivalents	(9,233)	-

Cash and cash equivalents at beginning of period	10,197	-

Cash and cash equivalents at end of period	$964	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on beneficial conversion feature	-	1,700
Stock issued for conversion of debt	-	40,244
Stock issued for subscription receivable	-	5,372

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had cash and cash equivalents of $964 and $10,197 as of November 30, 2016 and August 31, 2016.

Inventory

Inventory consists of finished goods and is stated at the lower of cost or market by the first-in, first-out method.  The Company is currently marketing three products under the names “Ultra Peak T”, “Sports Leg and Lung Formula” and “Pain-Freeze Recovery Gel” which are included in inventory at November 30, 2016.

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

As of November 30, 2016 and August 31, 2016 the Company’s property and equipment had been fully depreciated. The Company recorded depreciation expense of $0 and $546 for the three months ended November 30, 2016 and 2015.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2016 and August 31, 2016. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

Derivative Financial Instruments

Derivatives are recorded on the condensed consolidated balance sheet at fair value. The conversion features of the convertible notes are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income (see note 7).

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases. The update also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. Accounting by lessors will remain largely unchanged. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Adoption will require a modified retrospective approach beginning with the earliest period presented. We are currently evaluating the potential impact of the update on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The update covers such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update will be effective for reporting periods beginning after December 15, 2016, including interim periods within the reporting period. Early adoption is permitted. We are currently evaluating the potential impact of the update on our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The update addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption is permitted. We are currently evaluating the potential impact of the update on our financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $1,565,777 and a working capital deficit of $774,886 as of November 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 4 – Note Receivable

On September 15, 2016 the Company and a third party entered into a stock purchase agreement where the Company sold 100% of the outstanding shares of its shell company, Be Tru Organics, Inc., a Nevada corporation in exchange for a $5,000 promissory note, bearing interest at 10% per month and due November 15, 2016.  During the three months ended November 2016 the Company received $5,000 from the repayment of the note receivable.

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	November 30, 2016	August 31, 2016
Trade accounts payable	87,457	28,371
Payroll and related	51,283	26,903
Accrued interest	24,442	13,472
	163,182	68,746

Note 6 – Related Party Transactions

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

As of November 30, 2016 and August 31, 2016 the balance of the BK Consulting convertible debt was $0 and $0.  The Company records imputed interest on all outstanding convertible notes at a rate of 8%.  The Company recorded imputed interest in the amount of $0 and $553 during the three months ended November 30, 2016 and 2015.

Note 7 – Derivative Liability

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

The Company recognized that the conversion feature embedded within its convertible debts is a financial derivative. The Generally Accepted Accounting Principles (GAAP) required that the Company’s embedded conversion option be accounted for at fair value. The following schedule shows the change in fair value of the derivative liabilities for the period ended November 30, 2016:

Derivative
Liability
Liabilities Measured at Fair Value

Balance as of August 31, 2016	$254,952

Issuances	-

Revaluation gain	(67,072)

Balance as of November 30, 2016	$187,880

During the three months ended November 30, 2016, the Company recognized a gain on the fair value of the derivative liability in the amount of $67,072 reducing the fair value of the derivative liability to $187,880.

The derivative liabilities incurred valued based upon the following assumptions and key inputs at November 30, 2016 and August 31, 2016:

	November 30,	August 31,
Assumption	2016	2016
Expected dividends:	0%	0%
Expected volatility:	37.8%	244.4%
Expected term (years):	0.04 years	0.20 years
Risk free interest rate:	0.38	0.26%
Stock price	$1.25	$1.89

Note 8 – Convertible Notes Payable

3.5% OID Convertible Notes

On May 11, 2016 the Company entered into Securities Purchase Agreements with certain purchasers (“the Holders”).  The Company issued 3.5% original issue discount (“OID”) senior secured convertible promissory notes having an aggregate face amount of $440,000 (the “3.5% OID Convertible Notes”).  These notes bear interest at a rate of 10% per annum and mature in six months.  The Company received cash proceeds of $424,600 net of the 3.5% original issue discount of $15,400.  At the Holders option the principal and accrued interest under the Notes are convertible into common stock at a rate of $0.50 per share and have a full reset feature.  The Notes are secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 125% during the first 90 days and 130% for the period from the 91st day through maturity. During November 2016 Company entered into forbearance agreements with the investors extending its time to pay the Notes until December 16, 2016. See Note 12.

In addition the Company issued to the Holders an aggregate of 200,000 shares of common stock value at $360,000 as commitment shares.  These shares were issued during the period and are considered a discount to the Notes.  Due to the reset feature of the conversion price of the convertible notes, the Company concluded that a derivative liability existed at the date of issuance and recorded a derivative liability in the amount of $192,841 (see note 7).  The sum of the value of the derivative liability of $192,841, the original issue discount of $15,400,  and the discount attributable to the 200,000 commitment shares of $360,000 was $568,241, which exceeded the $440,000 face amount of the 3.5% OID Convertible Notes by $128,241; this amount was charged to interest expense during the year ended August 31, 2016.  During the three months ended November 30, 2016 the Company amortized $172,735 of these discounts were charged to interest expense.  As of November 30, 2016 and August 31, 2016 the balance due on the 3.5% OID Convertible Notes was $440,000 and $267,265 net of unamortized debt discounts of $0 and $172,735, respectively.

During the three months ended November 30, 2016, the Company accrued interest on the 3.5% OID Convertible Notes in the amount of $10,970.  Accrued interest on these notes is convertible to common stock at the same terms as the principal.

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

The Company calculates any beneficial conversion feature embedded in its convertible notes via the intrinsic value method.  The conversion feature was considered a discount to the notes, to the extent the aggregate value of the conversion feature did not exceed the face value of the notes.  These discounts are amortized to interest expense through earlier of the term or conversion of the notes.  During the three months ended November 30, 2015, the Company recorded debt discounts in the amount of $1,700, respectively.  During the three months ended November 30, 2016, the Company amortized debt discounts to interest expense in the aggregate amount of $1,700.

As of November 30, 2016 and August 31, 2016 the balance of the convertible debt due to BK Consulting was $0 and $0.  The Company recorded imputed interest on all outstanding BK Consulting convertible notes at a rate of 8%.  The Company recorded imputed interest in the amount of $0 and $553 during the three months ended November 30, 2016 and 2015 related to the BK Consulting convertible notes.

Note 9 – Stockholders’ Equity

Preferred stock
The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock as of November 30, 2016 and August 31, 2016.  The Company has 1,000 shares of preferred stock issued and outstanding as of November 30, 2016 and August 31, 2016.

Common stock
The Company is authorized to issue 580,000,000 shares of $0.001 par value common stock as of November 30, 2016 and August 31, 2016.  The Company has 77,775,303 and 77,775,303 shares of common stock issued and outstanding as of November 30, 2016 and August 31, 2016.

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

Note 10 – Fair Value of Financial Instruments

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

The following summarized the Company’s financial liabilities that are recorded at fair value on a recurring basis at November 30, 2016 and August 31, 2016.

	November 30, 2016
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$187,880	$187,880

	August 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$254,952	$254,952

Note 11 – Asset Purchase Agreement

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

Note 12 – Subsequent Events

During December 2016 Company entered into forbearance agreements with the investors of the 3.5% OID Convertible Notes extending the maturity dates to February and March 2017. To extend a Note until February 15, 2017, the Company paid the holder $50,000 in cash, reducing the principal to $102,113 which includes a $7,500 penalty. If the Note is not paid, the $50,000 will be added to the principal. The other Notes were extended to March 31, 2017 in exchange for increasing the $336,787 principal including penalties to approximately $490,389 and issuing the lender 35,000 shares of common stock.

On January 4, 2017 the Company entered into a promissory note with David Lelong, the Company’s CEO. The Company issued the promissory note with a face amount of $52,000.  This note bears interest at a rate of 2% per annum and is due on demand.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK
Sport Endurance, Inc. (“Sport Endurance”) is a Nevada corporation that currently marketing and distributing quality dietary supplements throughout the United States.
For the three months ended November 30, 2016, we had a net loss of $200,563, respectively, as compared to a net loss of $18,686 for the three months ended November 30, 2015, respectively.  Our accumulated deficit as of November 30, 2016 was $1,565,777.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended November 30, 2016 and November 30, 2015
Revenues
The Company had sales of $230 during the three months ended November 30, 2016 compared to $0 for the three months ended November 30, 2015.  The Company had cost of goods sold related to the sale in the amount of $34 for net revenue of $196 during the three months ended November 30, 2016.  We expect revenues to increase in future period as we continue to implement our business plan.

General and administrative expenses
General and administrative expenses were $66,153 for the three months ended November 30, 2016 compared to $10,437 for the three months ended November 30, 2015, an increase of $55,716. The increase in general and administrative expense for the three months ended November 30, 2016 compared to the three months ended November 30, 2015 was due primarily due to implementation of our business plan.  We expect general and administrative expense to increase in future periods as we continue to implement our business plan and commence operations.

Professional fees
Professional fees were $17,973 for the three months ended November 30, 2016 compared to $5,450 for the three months ended November 30, 2015, an increase of $12,523.  Professional fees consist primarily of legal and accounting fees.  We expect professional fees to increase in future periods as we implement our business plan.

Depreciation
Depreciation expense for the three months ended November 30, 2016 totaled $0 compared to $546 for the three months ended November 30, 2015, a decrease of $546.  The decrease in depreciation was primarily due to fully depreciating certain office equipment.

Interest expense
Net interest expense for the three months ended November 30, 2016 was $183,705 compared to $2,253 for the three months ended November 30, 2015, an increase of $181,452.  The increase in net interest expenses for the three months ended November 30, 2016 compared to 2015 was primarily due to interest due on the Company’s convertible notes payable and amortization of debt discounts on the Company’s convertible notes payable.

Net loss
For the reasons above, our net loss for the three months ended November 30, 2016 was $200,563 compared to $18,686 for the three months ended November 30, 2015, an increase in our net loss of $181,877.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at November 30, 2016 compared to August 31, 2016.

	November 30, 2016	August 31, 2016

Current Assets	$16,176	$16,640

Current Liabilities	$791,062	$590,963

Working Capital (Deficit)	$(774,886)	$(574,323)

During the three months ended November 30, 2016, the Company had cash used in operating activities of $9,233.  This consisted of Company’s net loss of $200,563, increased by change in fair value of derivative liabilities of $67,072 and decreased by change amortization of debt discounts of $172,735.  The Company’s cash position also decreased $85,667 as a result of changes in the components of current assets and current liabilities.

As of January 5, 2016, we had cash and cash equivalents of $689.  We do not have sufficient working capital to pay our indebtedness which is due February and March or to pay our expenses for the next 12 months. Our plan for satisfying our cash requirements to pay our debt, including convertible debt, over the next 2 months and to remain operational for the next 12 months is through sale of shares of our capital stock or convertible debt. We anticipate revenue during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. We cannot assure you we will be successful in meeting our working capital needs.

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

We anticipate that we will incur operating losses in the next 12 months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.  Such risks for us include, but are not limited to, an evolving and unpredictable business model; recognition of revenue sources; and the management of growth. To address these risks, we must, among other things, expand our customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Cautionary Note Regarding Forward Looking Statements

This Report contains forward-looking statements including statements regarding our generation of revenues, our increasing expenses, the availability of future financing. and our liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the failure to generate sufficient revenue, the reluctance of consumers to purchase our proposed future products, difficulties we may encounter in raising capital based upon our current financial condition and lack of material revenues, and the condition of the securities markets in general and for start-up businesses in particular. Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K for the year ended August 31, 2016 which was for a prior business. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Going concern.
Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $1,565,777 and a working capital deficit of $774,886 at November 30, 2016, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of November 30, 2016, we had no employees, other than our CEO, David Lelong.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases. The update also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. Accounting by lessors will remain largely unchanged. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Adoption will require a modified retrospective approach beginning with the earliest period presented. We are currently evaluating the potential impact of the update on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The update covers such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update will be effective for reporting periods beginning after December 15, 2016, including interim periods within the reporting period. Early adoption is permitted. We are currently evaluating the potential impact of the update on our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The update addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption is permitted. We are currently evaluating the potential impact of the update on our financial statements.

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

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit pursuant to the requirements of the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

SPORT ENDURANCE, INC.

Date: January 12, 2017	By:	/s/ David Lelong
David Lelong
President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)