Form 10-Q
period 2017-02-28
Sport Endurance, Inc.
filed 2017-04-12
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2017

or

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 77,810,303 shares of $0.001 par value common stock outstanding as of April 5, 2017.

SPORT ENDURANCE, INC.

FORM 10-Q
Quarterly Period Ended February 28, 2017

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT ENDURANCE, INC.
BALANCE SHEETS

	February 28,	August 31,
	2017	2016
ASSETS
Current assets

Cash and cash equivalents	$6,531	$10,197
Accounts receivable	-	45
Inventory	15,149	6,398
Total current assets	21,680	16,640

Equipment, net of accumulated depreciation	-	-

Total Assets	21,680	16,640

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	97,182	44,746
Derivative liability	430,143	254,952
Accrued officer salary	72,000	24,000
Notes payable and accrued interest - related party	70,178	-
Convertible notes, net of unamortized debt discounts of $0 and $172,735	361,475	267,265
Total current liabilities	1,030,978	590,963

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000 shares issued and outstanding as of February 28, 2017 and August 31, 2016	1	1
Common stock, $0.001 par value, 580,000,000 shares authorized 77,810,303 shares issued and outstanding as of February 28, 2017 and 77,775,303 as of August 31, 2016	77,810	77,775
Additional paid-in capital	1,239,190	718,487
Subscription receivable	(5,372)	(5,372)
Accumulated deficit	(2,320,927)	(1,365,214)
Total stockholders' equity (deficit)	(1,009,298)	(574,323)

Total liabilities and stockholders' equity (deficit)	21,680	$16,640

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	February 28,	February 29	February 28,	February 29
	2017	2016	2017	2016

Revenue	$90	$-	$320	$-
Cost of goods sold	59	-	93	-

Net revenue	31	-	227	-

Operating expenses:
General and administrative	192,352	3,240	258,505	14,223
Professional fees	29,125	4,242	47,098	9,692

Total operating expenses	221,477	7,482	305,603	23,915

Net Operating Loss	(221,446)	(7,482)	(305,376)	(23,915)

Other income (expense):
Interest expense	(200,360)	(4)	(384,065)	(2,257)
Change in fair value of derivative liability	(333,344)	-	(266,272)	-
Total other expense, net	(533,704)	(4)	(650,337)	(2,257)

Loss before provision for income taxes	(755,150)	(7,486)	(955,713)	(26,172)

Provision for income taxes	-	-	-	-

Net loss	$(755,150)	$(7,486)	$(955,713)	$(26,172)

Net loss per share - basic	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Net loss per share - diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding - basic	77,796,692	77,575,303	77,785,938	63,150,030

Weighted average shares outstanding - diluted	77,796,692	77,575,303	77,785,938	63,150,030

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six	For the Six
	Months Ended	Months Ended
	February 28,	February 29
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(955,713)	$(26,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,092
Change in fair value of derivative liability	266,272	-
Amortization of discount on convertible debt	368,586	1,700
Penalty on debt extension	182,614	-
Imputed interest	-	557
Changes in assets and liabilities:
Accounts receivable	45	(1,150)
Inventory	(8,751)	-
Accrued officer salary	48,000	-
Interest payable - related party	178	-
Accounts payable and accrued liabilities	75,103	-
Other payable	-	6,679

Net cash used in operating activities	(23,666)	(17,294)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments made on convertible notes	(50,000)	-
Proceeds from sale of common stock	-	14,500
Proceeds from notes payable - related party	70,000	1,194
Proceeds from convertible debt - related party	-	1,700

Net cash provided by financing activities	20,000	17,394

Net increase in cash and cash equivalents	(3,666)	100

Cash and cash equivalents at beginning of period	10,197	-

Cash and cash equivalents at end of period	$6,531	$100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on beneficial conversion feature	-	$1,700
Stock issued for conversion of debt	-	$40,244
Stock issued for subscription receivable	-	$5,372
Discount from derivative	$353,606	-
Stock issued for commitment fee	$68,950	-
Settlement of derivative	$451,790	-
Accrued interest capitalized into principal of convertible notes	$22,842	-

See accompanying notes to these financial statements.

Sport Endurance, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Sport Endurance, Inc. (“the Company”) was incorporated as Cayenne Construction, Inc. in the state of Nevada on January 3, 2001 (“Inception”). The Company was formed to be an independent service provider of ready-mix concrete, whereby management was to arrange purchases of ready-mixed concrete by small contractors and customers on a fee basis. The Company ceased operations in 2002 and was revived in 2009 with a name change to, “Sport Endurance, Inc.” on August 6, 2009. The Company develops, markets, and distributes quality dietary supplements throughout the United States.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had cash and cash equivalents of $6,531 and $10,197 as of February 28, 2017 and August 31, 2016.

Inventory

Inventory consists of finished goods and is stated at the lower of cost or market by the first-in, first-out method.  The Company is currently marketing three products under the names “Ultra Peak T”, “Sports Leg and Lung Formula” and “Pain-Freeze Recovery Gel” which are included in inventory at February 28, 2017 and August 31, 2016.

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

As of February 28, 2017 and August 31, 2016 the Company’s property and equipment had been fully depreciated. The Company recorded depreciation expense of $0 and $1,096  for the six months ended February 28, 2017 and February 29, 2016, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2017 and August 31, 2016. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $2,320,927  and a working capital deficit of $1,009,928  as of February 28, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations and repay indebtedness. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	February 28, 2017	August 31, 2016
Trade accounts payable	87,413	28,371
Payroll and related	5,077	2,903
Accrued interest	4,692	13,472
	97,182	44,746

Note 6 – Accrued Officer Salary

During the three months ended February 28, 2017, the Company accrued the amount of $24,000 in salary payable to its President and CEO, David Lelong.  At February 28, 2017 and August 31, 2016, the Company had accrued salary payable in the amount of $72,000 and $24,000, respectively, due to Mr. Lelong.

Note 7 – Related Party Transactions

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

President and CEO – David Lelong

In January and February 2017, the Company’s President and CEO loaned the Company the aggregate amount of $70,000 represented by three notes payable. These notes bear interest at the rate  of 2% per annum.  The Company accrued interest on these notes in the amount of $178 during the three months ended February 28, 2017.

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

The Company recognized that the conversion feature embedded within its convertible debts is a financial derivative. The Generally Accepted Accounting Principles (GAAP) required that the Company’s embedded conversion option be accounted for at fair value. The following schedule shows the change in fair value of the derivative liabilities for the period ended February 28, 2017:

Derivative
Liability
Liabilities Measured at Fair Value

Balance as of August 31, 2016	$254,952

Issuances	-

Revaluation	(67,072)

Balance as of November 30, 2016	$187,880

Issuances	360,709

Conversions / redemptions	(451,790)

Revaluation	333,344

Balance as of February 28, 2017	$430,143

The derivative liabilities incurred valued based upon the following assumptions and key inputs at February 28, 2017 and August 31, 2016:

	February 28,	August 31,
Assumption	2017	2016
Expected dividends:	0%	0%
Expected volatility:	37.8% - 276.9%	244.4%
Expected term (years):	0.04 - 0.50 years	0.20 years
Risk free interest rate:	0.34% - 0.53	0.26%
Stock price	$1.25- 1.97	$1.89

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

During the three months ended February 28, 2017, the 3.5% OID Convertible Notes became due. The Company entered into restructuring agreements with the Holders under the following terms:   new notes (the “January and February 2017 Convertible Notes”) would be issued for the amounts due under the 3.5% OID Convertible Notes;  penalties, fees, and accrued interest in the aggregate amount of $212,702 would be added to the principal amount due under  the January and February 2017 Convertible Notes; 35,000 shares of common stock would be issued as a commitment fee; the January and February 2017 Convertible Notes would be issued at a discount of 3.5%, and bear interest at the rate of 10% per annum; the notes are convertible at a rate of $0.50 per share, and also contain a variable conversion rate whereby, should the Company subsequently sell common stock at a price less than the conversion price, the conversion price of the January and February 2017 Convertible Notes will be reduced to match the lower conversion price. In addition, the proceeds from one of the January and February 2017 Convertible Notes were used to fully redeem one of the 3.5% OID Convertible Notes. The aggregate amount of principal due under the January and February 2017 Convertible Notes is $614,258.  Two of the January and February 2017 Convertible Notes in the aggregate amount of $494,340 are due March 31, 2017, and one of the January and February 2017 Convertible Notes in the amount of $119,918 is due August 17, 2017.  In April 2017, the Company received forbearance letters from the Holders of the January and February 2017 Convertible Notes that are due March 31, 2017 to extend the due date to April 17, 2017 in exchange for principal payments in the aggregate amount of $75,000.   Discounts attributable to the beneficial conversion features of the January and February 2017 Convertible Notes were calculated in the aggregate amount of $426,154.  $177,181 of this amount was amortized to interest expense during the three months ended February 28, 2017; unamortized discounts in the aggregate amount of $252,783 is carried on the Company’s balance sheet at February 28, 2017.

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

As of February 28, 2017 and August 31, 2016 the balance of the convertible debt due to BK Consulting was $0 and $0.  The Company recorded imputed interest on all outstanding BK Consulting convertible notes at a rate of 8%.  The Company recorded imputed interest in the amount of $0 and $553 during the three months ended February 28, 2017 and February 29, 2016 related to the BK Consulting convertible notes.

Note 10 – Stockholders’ Equity

Preferred stock
The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock as of February 28, 2017 and August 31, 2016.  The Company has 1,000 shares of preferred stock issued and outstanding as of February 28, 2017, 2016 and August 31, 2016.

Common stock
The Company is authorized to issue 580,000,000 shares of $0.001 par value common stock as of February 28, 2017 and August 31, 2016.  The Company has 77,810,303 and 77,775,303 shares of common stock issued and outstanding as of February 28, 2017 and August 31, 2016.

On November 2, 2015, BK Consulting converted $29,500 of convertible debt into 14,750,400 shares of common stock at a conversion price of $0.002.  As the note conversion occurred within the terms of the agreement, no gain or loss was recognized.

On November 3, 2015, the Company issued 14,500,000 shares of common stock at par value, $0.001 per share, to a third party investor, for cash proceeds of $14,500.

On November 10, 2015, BK Consulting converted $10,744 of convertible debt into 5,371,500 shares of common stock at a conversion price of $0.002.  As the note conversion occurred within the terms of the agreement, no gain or loss was recognized.

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

On January 4, 2017, the Company issued 35,000 shares of common stock, valued at $68,950 as commitment shares to convertible note holders.  These shares were issued at fair value based on the market price at issuance of $1.80 per share.

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

The following summarized the Company’s financial liabilities that are recorded at fair value on a recurring basis at February 28, 2017 and August 31, 2016.

	February 28, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$430,143	$430,143

	August 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$254,952	$254,952

Note 12 – Asset Purchase Agreement

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

Note 13 – Subsequent Events

During April 2017, the Company entered into forbearance agreements with the two of the investors of the January and February 2017 Convertible Notes extending the maturity dates to April 17, 2017, in exchange for payments in the  aggregate amount of $75,000 of the principal due under these notes.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Sport Endurance, Inc. (“Sport Endurance”) is a Nevada corporation that currently develops, markets, and distributes quality dietary supplements throughout the United States.

For the three and six months ended February 28, 2017, we had net losses of $755,150  and  $955,713,  respectively, compared to net losses of $7,486 and $26,172, respectively,  for the three and six months ended February 29, 2016.  Our accumulated deficit as of February 28, 2017 was $2,320,927.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended February 28, 2017 and February 29, 2016

Revenues
The Company had sales of $90 during the three months ended February 28, 2017 compared to $0 for the three months ended February 29, 2016.  The Company had cost of goods sold related to the sale in the amount of $59 for net revenue of $31 during the three months ended February 28, 2017.  We expect revenues to increase in future period as we continue to implement our business plan.

General and administrative expenses
General and administrative expenses were $192,352  for the three months ended February 28, 2017 compared to $3,240 for the three months ended February 29, 2016, an increase of $189,112.   The increase in general and administrative expense for the three months ended February 28, 2017 compared to the three months ended February 29, 2016 was due primarily due to implementation of our business plan.  We expect general and administrative expense to increase in future periods as we continue to implement our business plan and commence operations.

Professional fees
Professional fees were $29,125  for the three months ended February 28, 2017 compared to $4,242 for the three months ended February 29, 2016, an increase of $24,883.    Professional fees consist primarily of legal and accounting fees.  We expect professional fees to increase in future periods as we implement our business plan.

Interest expense
Net interest expense for the three months ended February 28, 2017 was $200,360 compared to $4 for the three months ended February 29, 2016, an increase of $200,356.  The increase in net interest expenses for the three months ended February 28, 2017 compared to 2016 was primarily to the amortization of the discount on our convertible notes payable.

Change in Fair Value of Derivative Liability
The Company had a loss of $333,334  on revaluation of derivative liabilities during the three months ended February 28, 2017 compared to $0 in the three months ended February 29, 2016.  The increase was due primarily to the restructuring of our debt during the current period.

Net loss
For the reasons above, our net loss for the three months ended February 28, 2017 was $755,150  compared to $7,486 for the three months ended February 29, 2016, an increase in our net loss of $747,664.

Results of Operations for the Six Months Ended February 28, 2017 and February 29, 2016

Revenues
The Company had sales of $320 during the six  months ended February 28, 2017 compared to $0 for the six months ended February 29, 2016.  The Company had cost of goods sold related to the sale in the amount of $93 for net revenue of $227 during the six months ended February 28, 2017.  We expect revenues to increase in future period as we continue to implement our business plan.

General and administrative expenses
General and administrative expenses were $258,505  for the six  months ended February 28, 2017 compared to $14,223 for the six months ended February 29, 2016, an increase of $244,282.  . The increase in general and administrative expense for the six months ended February 28, 2017 compared to the six  months ended February 29, 2016 was due primarily due to implementation of our business plan.  We expect general and administrative expense to increase in future periods as we continue to implement our business plan and commence operations.

Professional fees
Professional fees were $47,098  for the six  months ended February 28, 2017 compared to $9,692 for the six months ended February 29, 2016, an increase of $37,406.    Professional fees consist primarily of legal and accounting fees.  We expect professional fees to increase in future periods as we implement our business plan.

Interest expense
Net interest expense for the six  months ended February 28, 2017 was $384,065 compared to $2,257 for the six months ended February 29, 2016, an increase of $381,808.  The increase in net interest expenses for the three months ended February 28, 2017 compared to 2016 was primarily to the amortization of the discount on our convertible notes payable.

Change in Fair Value of Derivative Liability
The Company had a loss of $266,272  on revaluation of derivative liabilities during the six months ended February 28, 2017 compared to $0 in the six months ended February 29, 2016.  The increase was due primarily to the restructuring of our debt during the current period.

Net loss
For the reasons above, our net loss for six  months ended February 28, 2017 was $955,713 compared to $26,175 for the six months ended February 29, 2016, an increase in our net loss of $929,541.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at February 28, 2017 compared to August 31, 2016.

	February 28, 2017	August 31, 2016

Current Assets	$21,680	$16,640

Current Liabilities	$1,030,978	$590,963

Working Capital (Deficit)	$(1,009,298)	$(574,323)

During the six months ended February 28, 2017, the Company had cash used in operating activities of $23,666.  This consisted of Company’s net loss of $955,713,  decreased by change in fair value of derivative liabilities of $266,272 and the amortization of discount on convertible debt in the amount of $368,586.     The Company’s cash position also increased $114,575  as a result of changes in the components of current assets and current liabilities.

As of April 7, 2017, we had cash and cash equivalents of $1,708.  We do not have sufficient working capital to pay our indebtedness which is due April 17, 2017 or to pay our expenses for the next 12 months. Our plan for satisfying our cash requirements to pay our debt, including convertible debt, over the next 2 months and to remain operational for the next 12 months is through sale of shares of our capital stock or convertible debt. We anticipate revenue during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. We cannot assure you we will be successful in meeting our working capital needs.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include our lack of working capital, the failure to generate sufficient revenue, the reluctance of consumers to purchase our proposed future products, difficulties we may encounter in raising capital based upon our current financial condition and lack of material revenues, and the condition of the securities markets in general and for start-up businesses in particular. Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K for the year ended August 31, 2016 which was for a prior business. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $2,320,927  and a working capital deficit of $1,009,298  at February 28, 2017, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accounting estimates that are the most important to the presentation of our results of operations and financial condition, and which require the greatest use of judgment by management, are designated as our critical accounting estimates. We have the following critical accounting estimates:

·	Inventory: Inventories are valued at the lower of cost or market (“LCM”), which requires us to make significant estimates in assessing our inventory balances for potential LCM adjustments.
·
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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this Report to our knowledge, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

This item is not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have previously disclosed all sales of securities without registration under the Securities Act of 1933 (the “Act”), other than the following:

In January 2017 and February 2017, the Company entered into restructuring agreements with holders of its 3.5% original issue discount senior secured convertible promissory notes issued in May 2016 in an aggregate face amount of $440,000 (the “3.5% OID Convertible Notes”). Pursuant to these agreements, the Company agreed to issue new notes (the “January and February 2017 Convertible Notes”) for the amounts due under the 3.5% OID Convertible Notes;  penalties, fees, and accrued interest in the aggregate amount of $212,702 would be added to the principal amount due under  the January and February 2017 Convertible Notes; 35,000 shares of common stock would be issued as a commitment fee; the January and February 2017 Convertible Notes would be issued at a discount of 3.5%, and bear interest at the rate of 10% per annum; the notes are convertible at a rate of $0.50 per share, and also contain a variable conversion rate whereby, should the Company subsequently sell common stock at a price less than the conversion price, the conversion price of the January and February 2017 Convertible Notes will be reduced to match the lower conversion price. In addition, the proceeds from one of the January and February 2017 Convertible Notes were used to fully redeem one of the 3.5% OID Convertible Notes. The aggregate amount of principal due under the January and February 2017 Convertible Notes is $614,258.  Two of the January and February 2017 Convertible Notes in the aggregate amount of $494,340 are due April 17, 2017, and one of the January and February 2017 Convertible Notes in the amount of $119,918 is due August 17, 2017.

The January and February 2017 Convertible Notes and the 35,000 shares of common stock issued as a commitment fee were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act and Rule 506(b) promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Exhibit	Filing date
10.1	Form of Forbearance Agreement dated December 28, 2016		8-K	10.1	1/4/17
10.2	Form of 10% Convertible Note Issued December 28, 2016		8-K	10.2	1/4/17
10.3	Form of Forbearance Agreement dated January 4, 2017		8-K	10.1	1/10/17
10.4	Form of 10% Convertible Note Issued January 27, 2017	X
10.5	Form of 10% Convertible Note Issued February 17, 2017	X
10.6	2% Promissory Note Issued January 4, 2017	X
10.7	2% Promissory Note Issued January 26, 2017	X
10.8	2% Promissory Note Issued February 28, 2017	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT ENDURANCE, INC.

Date: April 12, 2017	By:	/s/ David Lelong
David Lelong
President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)