Form 10-Q
period 2017-05-31
Sport Endurance, Inc.
filed 2017-07-14
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2017

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
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check One):
Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 78,226,969 shares of $0.001 par value common stock outstanding as of July 6, 2017.

SPORT ENDURANCE, INC.

FORM 10-Q
Quarterly Period Ended May 31, 2017

EXPLANATORY NOTE

Unless otherwise noted, references in this registration statement to “Sport Endurance” the “Company,” “we,” “our” or “us” means Sport Endurance, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT ENDURANCE, INC.
BALANCE SHEETS

	May 31,	August 31,
	2017	2016
ASSETS
Current assets

Cash and cash equivalents	$1,484	$10,197
Accounts receivable	-	45
Inventory	14,985	6,398
Total current assets	16,469	16,640
Total Assets	16,469	16,640

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	114,974	44,746
Derivative liability	284,547	254,952
Accrued officer salary	96,000	24,000
Notes payable and accrued interest - related party	204,893	-
Convertible notes, net of unamortized debt discounts of $85,212 and $172,735	442,706	267,265
Total current liabilities	1,143,120	590,963

Commitments and contingencies	-	-

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000 shares issued and outstanding as of May 31, 2017 and August 31, 2016	1	1
Common stock, $0.001 par value, 580,000,000 shares authorized 78,018,636 shares issued and outstanding as of May 31, 2017 and 77,775,303 as of August 31, 2016	78,018	77,775
Additional paid-in capital	1,587,300	718,487
Subscription receivable	(5,372)	(5,372)
Accumulated deficit	(2,786,598)	(1,365,214)
Total stockholders’ equity (deficit)	(1,126,651)	(574,323)

Total liabilities and stockholders’ equity (deficit)	16,469	$16,640

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	May 31,	May 31,	May 31,	May 31,
	2017	2016	2017	2016

Revenue	$714	$-	$1,034	$-
Cost of goods sold	138	-	231	-

Net revenue	576	-	803	-

Operating expenses:
General and administrative	83,322	61,862	341,827	74,993
Professional fees	32,234	53,525	79,332	63,217
Impairment of assets	-	167,251	-	167,251
Depreciation	-	546	-	1,638
Total operating expenses	115,556	283,184	421,159	307,099

Net Operating Loss	(114,980)	(283,184)	(420,356)	(307,099)

Other income (expense):
Interest expense	(274,693)	(180,298)	(658,758)	(182,555)
Change in fair value of derivative liability	(75,998)	(1,001)	(342,270)	(1,001)
Total other expense, net	(350,691)	(181,299)	(1,001,028)	(183,556)

Loss before provision for income taxes	(465,671)	(464,483)	(1,421,384)	(490,655)

Provision for income taxes	-	-	-	-

Net loss	$(465,671)	$(464,483)	$(1,421,384)	$(490,655)

Net loss per share - basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Net loss per share - diluted	$(0.01)	$(0.001)	$(0.02)	$(0.01)

Weighted average shares outstanding - basic	77,875,973	77,618,781	77,816,280	68,008,151

Weighted average shares outstanding - diluted	77,875,973	77,681,781	77,816,280	68,008,151

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	May 31,	May 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,421,384)	$(490,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,638
Impairment of assets	-	167,251
Inducement shares	-	112,841
Change in fair value of derivative liability	342,270	1,001
Amortization of discount on convertible debt	625,853	48,878
Amortization of discount on convertible interest	-	2,383
Penalty on debt extension	227,634	-
Imputed interest	-	670
Changes in assets and liabilities:
Accounts receivable	45	-
Inventory	(8,587)	-
Accrued officer salary	72,000	-
Interest payable - related party	893	-
Accounts payable and accrued liabilities	73,563	38,881
Other payable	-	-

Net cash used in operating activities	(87,713)	(117,112)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to acquire assets		(250,000)

Net Cash used in investing activities		(250,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments made on convertible notes	(125,000)	-
Proceeds from sale of common stock	-	14,500
Proceeds from officer loans	204,000	12,626
Repayment of officer loans		(12,626)
Proceeds from convertible debt	-	441,700

Net cash provided by financing activities	79,000	456,200

Net increase in cash and cash equivalents	(8,713)	89,088

Cash and cash equivalents at beginning of period	10,197	-

Cash and cash equivalents at end of period	$1,484	$89,088

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on beneficial conversion feature	$-	$-
Stock issued for conversion of debt	$25,000	$40,244
Common stock issued for discount	$-	$247,159
Stock issued for subscription receivable	$-	$5,372
Discount from derivative	$454,731	$192,841
Stock issued for commitment fee	$68,950	$-
Settlement of derivative	$775,106	$-
Accrued interest capitalized into principal of convertible notes	$29,362	$-
Discount on convertible accrued interest	$-	$4,083

See accompanying notes to these financial statements.

Sport Endurance, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Sport Endurance, Inc. (“the Company”) was incorporated in the State of Nevada on January 3, 2001 (“Inception”). The Company was dormant until it was revived in 2009 with a name change to, Sport Endurance, Inc. on August 6, 2009. The Company develops, markets, and distributes quality dietary supplements throughout the United States.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had cash and cash equivalents of $1,484 and $10,197 as of May 31, 2017 and August 31, 2016, respectively.

Inventory

Inventory consists of finished goods and is stated at the lower of cost or market by the first-in, first-out method.  The Company is currently marketing three products under the names “Ultra Peak T”, “Sports Leg and Lung Formula” and “Pain-Freeze Recovery Gel” which are included in inventory at May 31, 2017 and August 31, 2016.

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

As of May 31, 2017 and August 31, 2016 the Company’s property and equipment had been fully depreciated. The Company recorded depreciation expense of $0 and $1,638  for the nine months ended May 31, 2017 and 2016, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2017 and August 31, 2016. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $2,786,598 and a working capital deficit of $1,126,651  as of May 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations and repay indebtedness. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	May 31, 2017	August 31, 2016
Trade accounts payable	102,750	28,371
Payroll and related	6,913	2,903
Accrued interest	5,311	13,472
	114,974	44,746

Note 6 – Accrued Officer Salary

During the three months ended May 31, 2017, the Company accrued the amount of $24,000 in salary payable to its President and CEO, David Lelong.  At May 31, 2017 and August 31, 2016, the Company had accrued salary payable in the amount of $96,000 and $24,000, respectively, due to Mr. Lelong.

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

In April and May 2017, the Company’s President and CEO loaned the Company an additional $134,000 represented by three notes payable.  At May 31, 2017, the Company has outstanding notes payable to its President and CEO in the aggregate amount of $204,000.  The Company accrued interest on these notes in the aggregate amount of $363 and $894 during the three months and nine months ended May 31, 2017, respectively.

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

The Company recognized that the conversion feature embedded within its convertible debts is a financial derivative. The Generally Accepted Accounting Principles (GAAP) required that the Company’s embedded conversion option be accounted for at fair value. The following schedule shows the change in fair value of the derivative liabilities for the period ended May 31, 2017:

Derivative
Liability
Liabilities Measured at Fair Value

Balance as of August 31, 2016	$254,952

Issuances	462,431

Conversions / redemptions	(775,106)

Revaluation	342,270

Balance as of May 31, 2017	$284,547

The derivative liabilities incurred valued based upon the following assumptions and key inputs at May 31, 2017 and August 31, 2016:

	May 31,	August 31,
Assumption	2017	2016
Expected dividends:	0%	0%
Expected volatility:	37.8% - 276.9%	244.4%
Expected term (years):	0.04 - 0.50 years	0.20 years
Risk free interest rate:	0.264% - 0.98	0.26%
Stock price	$0.51- 1.97	$1.89

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

During the three months ended May 31, 2017, the January and February 2017 Convertible Notes became due.  On April 4, 2017, the Company entered into a forbearance agreement with the Holders with the following terms: the Company would pay $75,000 towards the balance of the note in exchange for an extension of the maturity date of the notes until April 17, 2017.  On April 18, 2017 the Company entered into an additional forbearance agreement with the Holders with the following terms: the Company would pay a penalty of $45,000 to the Holders in exchange for an extension of the maturity date until May 1, 2017.  On April 28, 2017, the Company entered into an additional forbearance agreement with the other two Holders with the following terms: the Company would pay a penalty of $20 to the Holders in exchange for an extension of the maturity date until June 2, 2017.  The Holders also converted $15,000 of principal and $10,000 of accrued interest into 208,333 shares of common stock. As of May 31, 2017 the balance due on the January and February 2017 Convertible Notes was $614,258.  The Company also amortized $267,829 of the discount during the three months ended May 31, 2017 to interest expense; the unamortized discount as of May 31, 2017 was $85,212.

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

As of May 31, 2017 and August 31, 2016 the balance of the convertible debt due to BK Consulting was $0 and $0.  The Company recorded imputed interest on all outstanding BK Consulting convertible notes at a rate of 8%.  The Company recorded imputed interest in the amount of $0 and $553 during the three months ended May 31, 2017 and 2016 related to the BK Consulting convertible notes.

Note 10 – Stockholders’ Equity

Preferred stock
The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock as of May 31, 2017 and August 31, 2016.  The Company has 1,000 shares of preferred stock issued and outstanding as of May 31, 2017, 2016 and August 31, 2016.

Common stock
The Company is authorized to issue 580,000,000 shares of $0.001 par value common stock as of May 31, 2017 and August 31, 2016.  The Company has 78,018,636 and 77,775,303 shares of common stock issued and outstanding as of May 31, 2017 and August 31, 2016.

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

On May 2, 2017, the Company issued 208,333 shares of common stock, for the conversion of $15,000 of principal and $10,000 of accrued interest of convertible notes payable.

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following summarized the Company’s financial liabilities that are recorded at fair value on a recurring basis at May 31, 2017 and August 31, 2016.

	May 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$284,547	$284,547

	August 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$254,952	$254,952

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

Note 13 – Subsequent Events

On June 1, 2017 and June 30, 2017, the Company issued demand notes to its President and CEO in the amount of $7,000 and $11,000, respectively, for cash received.

On June 2, 2017, note holders converted principal of the January and February 2017 Convertible Notes in the amount of $25,000 into 208,333 shares of common stock.

On June 5, 2017, the Company entered into a forbearance agreement with Holders of the January and February 2017 Convertible Notes with the following terms: principal due under the Notes would be increased by $50,111 in exchange for extending the due date of the note to December 27, 2017, and the Holders would waive the $163,151 default penalty associated with the Notes.

On June 8, 2017, the Company  entered into a forbearance agreement with  Holders of the January and February 2017 Convertible Notes with the following terms: principal due under the Note would be increased by $28,792 in exchange for extending the due date of the note to December 27, 2017.

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

For the three and nine months ended May 31, 2017, we had net losses of $465,671 and $1,421,384,  respectively, compared to net losses of $464,483  and $490,655, respectively,  for the three and nine months ended May 31, 2016.  Our accumulated deficit as of May 31, 2017 was $2,786,598.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended May 31, 2017 and 2016

Revenues
The Company had sales of $714 during the three months ended May 31, 2017 compared to $0 for the three months ended May 31, 2016.  The Company had cost of goods sold related to the sale in the amount of $138 for net revenue of $576 during the three months ended May 31, 2017.  We expect revenues to increase in future period as we continue to implement our business plan.

General and administrative expenses
General and administrative expenses were $83,322  for the three months ended May 31, 2017 compared to $61,862 for the three months ended May 31, 2016, an increase of $21,460.  The increase in general and administrative expense for the three months ended May 31, 2017 compared to the three months ended May 31, 2016 was due primarily due to implementation of our business plan.  We expect general and administrative expense to increase in future periods as we continue to implement our business plan and commence operations.

Professional fees
Professional fees were $32,234  for the three months ended May 31, 2017 compared to $53,525 for the three months ended May 31, 2016, a decrease of $21,291.  Professional fees consist primarily of legal and accounting fees.  We expect professional fees to increase in future periods as we implement our business plan.

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

Depreciation
Depreciation expense for the three months ended May 31, 2017 totaled $0 compared to $546 for the three months ended May 31, 2016, a decrease of $546.  The decrease in depreciation was primarily due to fully depreciating certain office equipment.

Interest expense
Net interest expense for the three months ended May 31, 2017 was $274,693 compared to $180,298 for the three months ended May 31, 2016, an increase of $94,395.  The decrease in net interest expenses for the three months ended May 31, 2017 compared to 2016 was primarily to the amortization of the discount on our convertible notes payable.

Change in Fair Value of Derivative Liability
The Company had a non cash loss of $75,998 on revaluation of derivative liabilities during the three months ended May 31, 2017 compared to $1,001 in the three months ended May 31, 2016.  The increase was due primarily to the restructuring of our debt during the current period.

Net loss
For the reasons above, our net loss for the three months ended May 31, 2017 was $465,671 compared to $464,483 for the three months ended May 31, 2016, an increase in our net loss of $1,189.

Results of Operations for the Nine Months Ended May 31, 2017 and 2016

Revenues
The Company had sales of $1,034 during the nine  months ended May 31, 2017 compared to $0 for the nine months ended May 31, 2016.  The Company had cost of goods sold related to the sale in the amount of $231 for net revenue of $803 during the nine months ended May 31, 2017.  We expect revenues to increase in future period as we continue to implement our business plan.

General and administrative expenses
General and administrative expenses were $341,827 for the nine  months ended May 31, 2017 compared to $74,993 for the nine months ended May 31, 2016, an increase of $266,834. The increase in general and administrative expense for the nine months ended May 31, 2017 compared to the nine  months ended May 31, 2016 was due primarily due to implementation of our business plan.  We expect general and administrative expense to increase in future periods as we continue to implement our business plan and commence operations.

Professional fees
Professional fees were $79,332  for the nine  months ended May 31, 2017 compared to $63,217 for the nine months ended May 31, 2016, an increase of $16,115.  Professional fees consist primarily of legal and accounting fees.  We expect professional fees to increase in future periods as we implement our business plan.

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

Depreciation
Depreciation expense for the nine months ended May 31, 2017 totaled $0 compared to $1,638 for the nine months ended May 31, 2016, a decrease of $1,638.  The decrease in depreciation was primarily due to fully depreciating certain office equipment.

Interest expense
Net interest expense for the nine  months ended May 31, 2017 was $658,758 compared to $182,555 for the nine months ended May 31, 2016, an increase of $476,203.  The increase in net interest expenses for the nine months ended May 31, 2017 compared to 2016 was primarily to the amortization of the discount on our convertible notes payable.

Change in Fair Value of Derivative Liability
The Company had a non cash loss of $342,270 on revaluation of derivative liabilities during the nine months ended May 31, 2017 compared to $1,001 in the nine months ended May 31, 2016.  The increase was due primarily to the restructuring of our debt during the current period.

Net loss
For the reasons above, our net loss for nine  months ended May 31, 2017 was $1,421,384 compared to $490,655 for the nine months ended May 31, 2016, an increase in our net loss of $930,729.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at May 31, 2017 compared to August 31, 2016.

	May 31, 2017	August 31, 2016

Current Assets	$16,469	$16,640

Current Liabilities	$1,143,120	$590,963

Working Capital (Deficit)	$(1,126,651)	$(574,323)

During the nine months ended May 31, 2017, the Company had cash used in operating activities of $87,713.  This primarily consisted of Company’s net loss of $1,421,384,  decreased by change in fair value of derivative liabilities of $342,270 and the amortization of discount on convertible debt in the amount of $625,853.

As of July 6, 2017, we had cash and cash equivalents of $1,548.  We do not have sufficient working capital to pay our indebtedness which is due December 27, 2017 or to pay our expenses for the next 12 months. Our plan for satisfying our cash requirements to pay our debt, including convertible debt, over the next 2 months and to remain operational for the next 12 months is through sale of shares of our capital stock or convertible debt. We anticipate revenue during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. We cannot assure you we will be successful in meeting our working capital needs.

Should we not be able to continue to secure additional financing when needed, we may be required to slow down or suspend our business activities or reduce the scope of our current operations, either of which would have a material adverse effect on our business.

Our future capital requirements will depend on many factors, including the development of our business; the cost and availability of third-party financing for development; the condition of the capital markets in general and for speculative microcap companies; and administrative and legal expenses.

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

Cautionary Note Regarding Forward Looking Statements

This Report contains forward-looking statements including statements regarding our generation of revenues, our increasing expenses, the availability of future financing, and our liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include our lack of working capital, the failure to generate sufficient revenue, the reluctance of consumers to purchase products, difficulties we may encounter in raising capital based upon our current financial condition and lack of material revenues, and the condition of the securities markets in general and for microcap companies in particular. Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K for the year ended August 31, 2016 which was for a prior business. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $2,786,598 and a working capital deficit of $1,126,651 at May 31, 2017, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have previously disclosed all sales of securities without registration under the Securities Act of 1933 (the “Act”), other than the following:

In January 2017 and February 2017, the Company entered into restructuring agreements with holders of its 3.5% original issue discount senior secured convertible promissory notes issued in May 2016 in an aggregate face amount of $440,000 (the “3.5% OID Convertible Notes”). Pursuant to these agreements, the Company agreed to issue new notes (the “January and February 2017 Convertible Notes”) for the amounts due under the 3.5% OID Convertible Notes;  penalties, fees, and accrued interest in the aggregate amount of $212,702 would be added to the principal amount due under  the January and February 2017 Convertible Notes; 35,000 shares of common stock would be issued as a commitment fee; the January and February 2017 Convertible Notes would be issued at a discount of 3.5%, and bear interest at the rate of 10% per annum; the notes are convertible at a rate of $0.50 per share, and also contain a variable conversion rate whereby, should the Company subsequently sell common stock at a price less than the conversion price, the conversion price of the January and February 2017 Convertible Notes will be reduced to match the lower conversion price. In addition, the proceeds from one of the January and February 2017 Convertible Notes were used to fully redeem one of the 3.5% OID Convertible Notes. The aggregate amount of principal due under the January and February 2017 Convertible Notes is $614,258.  Two of the January and February 2017 Convertible Notes in the aggregate amount of $494,340 are due April 17, 2017, and one of the January and February 2017 Convertible Notes in the amount of $119,918 is due August 17, 2017.  On June 26, 2017,  the January and February 2017 Convertible Notes maturity dates were extended until December 27, 2017.

The January and February 2017 Convertible Notes and the 35,000 shares of common stock issued as a commitment fee were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act and Rule 506(b) promulgated thereunder.

On May 2, 2017, the Company issued 208,333 shares of common stock, for the conversion of $15,000 of principal and $10,000 of accrued interest of convertible notes payable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Exhibit	Filing date
3.1	Articles of Incorporation		S-1	3.1	2/19/10
3.2	Certificate of Amendment to Articles of Incorporation	X
3.3	Bylaws of Sport Endurance, Inc.		8-K	3.2	4/29/16
3.4	Certificate of Designation of Class A Preferred		S-1	3.2	2/19/10
10.1	Form of Forbearance on Senior Secured Convertible Promissory Notes dated April 28, 2017 and May 1, 2017	X
10.2	Amended and Restated 3.5% Original Issue Discount 10% Senior Secured Convertible Promissory Note Due June 2, 2017	X
10.3	Form of Forbearance on Senior Secured Convertible Promissory Notes dated April 4, 2017	X
10.4	2% Promissory Note Issued April 6, 2017	X
10.5	2% Promissory Note Issued April 21, 2017		8-K	10.2	4/24/17
10.6	Form of Forbearance on Senior Secured Convertible Promissory Notes dated April 18, 2017		8-K	10.1	4/24/17
10.7	Form of 10% Convertible Note Issued January 27, 2017		10-Q	10.4	4/12/17
10.8	Form of 10% Convertible Note Issued February 17, 2017		10-Q	10.5	4/12/17
10.9	2% Promissory Note Issued January 4, 2017		10-Q	10.6	4/12/17
10.10	2% Promissory Note Issued January 26, 2017		10-Q	10.7	4/12/17
10.11	2% Promissory Note Issued February 28, 2017		10-Q	10.8	4/12/17
10.12	Form of Forbearance Agreement dated January 4, 2017		8-K	10.1	1/10/17
10.13	Form of Forbearance Agreement dated December 28, 2016		8-K	10.1	1/4/17
10.14	Form of 10% Convertible Note Issued December 28, 2016		8-K	10.2	1/4/17
10.15	Asset Purchase and Sale Agreement		10-Q	10.3	7/15/16
10.16	3.5% Original Issue Discount 10% Senior Secured Convertible Promissory Note Due November 11, 2016		8-K	4.1	5/13/16
10.17	Securities Purchase Agreement		8-K	10.1	5/13/16
10.18	Security Agreement		8-K	10.2	5/13/16
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT ENDURANCE, INC.

Date: July 14, 2017	By:	/s/ David Lelong
David Lelong
President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)