Form 10-K
period 2017-08-31
Sport Endurance, Inc.
filed 2017-11-29
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2017

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

Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes     ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $18,078,576.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 78,685,302 shares of $0.001 par value common stock outstanding as of November 27, 2017.

SPORT ENDURANCE, INC.
FORM 10-K
Year Ended August 31, 2017

EXPLANATORY NOTE

Unless otherwise noted, references in this registration statement to “Sport Endurance, Inc.,” “Sport Endurance,” the “Company,” “we,” “our” or “us” means Sport Endurance, Inc.

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

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to the Risk Factors contained in Item 7 of this Report.

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

PART I

ITEM 1.     BUSINESS

Overview

We were incorporated in the State of Nevada in 2001, and in 2009 changed our name to Sport Endurance, Inc.

Mr. David Lelong has been the Company’s President and Chief Executive Officer since February 4, 2016 and the Company’s sole director since April 25, 2016.

The Company is presently marketing for sale three products in the areas of Total Wellness, Performance, and Recovery.  The products are called Ultra Peak T, Sports Leg & Lung Formula, and Pain-Freeze Recovery Gel.

The Company has acquired product inventory from an unaffiliated outside provider (PureSource, Inc.).  The Company is in the process of ramping its direct marketing efforts through online channels and has not yet achieved material revenue in connection with its business to date. As a result, we are a startup company, with a limited operating history or revenue, and are at a competitive disadvantage.

The competition for and difficulty in selling our products may affect our ability to develop profitable operations in the future.  Companies that are engaged in selling health supplements include large established companies with substantial capabilities and long earnings records.

We have only received insignificant revenues from our operations and are in the process of ramping our sales and marketing operations. Our auditors note that the absence of revenues and operations, in the Audit Report dated November 29, 2017, is a going concern. The going concern statement opinion issued by the independent auditors is the result of a lack of operations and working capital.

The Company cannot pay its short-term debt and will need to raise capital which concerned the independent auditors because there is insufficient cash for operations for the next 12 months.  If we cannot raise sufficient capital, we will cease operations.

We established the minimum amount of $200,000 that the Company will need to raise through financing so that sales and marketing operations can proceed in order to generate revenue. Presently no other sources of financing have been identified, and it is unknown if any other sources will be identified. There is no assurance that the Company will be able to obtain any financing. The Company owes approximately $536,458 of principal of notes which are due in December 2017.  If the Company cannot repay the notes or obtain a forbearance from the note holders, it will cease operations.

The Company has developed marketing plans and materials for reaching prospective customers directly through online advertising. The necessary systems and processes to accept, fulfill, and service customer orders have been implemented and tested. Sales and marketing efforts will ramp up once the Company receives sufficient financing.

ITEM 1A.  RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2.     PROPERTIES

The principal executive office of Sport Endurance is a virtual office located at 222 Broadway, 19th floor, New York, NY 10038. Our telephone number is: (646) 846-4280.

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

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED AUGUST 31, 2017:
First Quarter	$1.90	$1.25
Second Quarter	$1.97	$1.20
Third Quarter	$1.57	$0.20
Fourth Quarter	$1.06	$0.67

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED AUGUST 31, 2016:
First Quarter	$0.65	$0.25
Second Quarter	$1.00	$0.025
Third Quarter	$1.99	$0.55
Fourth Quarter	$2.00	$1.82

(b) Holders of Common Stock

We are authorized to issue 580,000,000 shares of common stock, $0.001 par value per share. As of November 29, 2017, we have 78,226,969 shares of common stock issued and outstanding.  As of November 29, 2017, there were eighteen (18) record shareholders of the Company’s common stock.  Equity Stock Transfer is the registrar and transfer agent for our common stock.

Each share of common stock shall have one (1) vote per share for all purposes. The holders of a majority of the shares entitled to vote, present in person or represented by proxy, shall constitute a quorum at all meetings of our shareholders. Our common stock does not provide a preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stock holders are not entitled to cumulative voting for election of the Board of Directors (the “Board”).

Holders of common stock are entitled to receive ratably such dividends as may be declared by the Board out of funds legally available therefore as well as any distributions to the security holder. We have never paid cash dividends on our common stock, and do not expect to pay such dividends in the foreseeable future.

In the event of a liquidation, dissolution or winding up of our company, holders of common stock are entitled to share ratably in all of our assets remaining after payment of liabilities. Holders of common stock have no preemptive or other subscription or conversion rights. There are no redemption or sinking fund provisions applicable to the common stock.

(c) Dividends

The Company has never paid dividends on its common stock and presently cannot do so since it lacks positive shareholders equity. The Company intends to follow a policy of retaining earnings, if any, to finance the growth of the business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the common stock will be at the sole discretion of the Board and will depend on the Company’s profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

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

(e) Recent Sales of Unregistered Securities

We have previously disclosed all sales of securities without registration under the Securities Act of 1933 (the “Act”), other than the following:

On June 2, 2017, the Company issued 208,333 shares of common stock as consideration for the conversion of $25,000 of principal of convertible notes.

ITEM 6.     SELECTED FINANCIAL DATA

Not Required

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Outlook

Sport Endurance is a Nevada corporation that currently develops, markets, and distributes quality dietary supplements throughout the United States.

For the year ended August 31, 2017, we had a net loss of $1,743,258 as compared to a net loss of $933,761 for the year ended August 31, 2016.  Our accumulated deficit as of August 31, 2017 was $3,108,472. These conditions raise substantial doubt about our ability to continue as a going concern over the next 12 months.

Results of Operations for the Years Ended August 31, 2017 and 2016

The following table summarizes selected items from the statement of operations for the year ended August 31, 2017 compared to August 31, 2016.

	For the Years Ended
	August 31,		Increase /
	2017	2016	(Decrease)
Net revenue	$1,400	$43	$1,357

General and administrative	427,341	132,248	295,093
Impairment of assets	-	248,951	(248,951)
Professional fees	98,097	78,526	19,571
Net Operating (Loss)	(524,038)	(459,682)	(64,356)

Total other income (expense)	(1,219,220)	(474,079)	745,141
Net (Loss)	$(1,743,258)	$(933,761)	$809,497

Revenues

The Company had sales of $1,734 during the year ending August 31, 2017 compared to $48 for the year ended August 31, 2016. The Company had cost of goods sold related to the sales of $334 for net revenues of $1,400 for the year ended August 31, 2017, and cost of goods sold related to the sales of $5 for net revenues of $43 for the year ended August 31, 2016.  We expect revenues to increase in future periods as we implement our business plan.

General and administrative expenses

General and administrative expenses were $427,341 for the year ended August 31, 2017 compared to $132,248 for the year ended August 31, 2016, an increase of $295,093. General and administrative expenses consisted primarily of financing penalties, general office expenses, travel costs, rent expense, stock service expense and payroll expenses. The increase in general and administrative expenses for the year ended August 31, 2017 was primarily due to financing penalties in the amount of $272,895.  We expect general and administrative expenses to increase in future periods as we continue to implement our business plan and commence operations.

Intangible asset impairment loss

During the year ended August 31, 2016 the Company acquired inventory and certain intangible assets as part of an asset purchase agreement for $250,000.  As part of the acquisition, $248,951 was allocated to intangible assets.  During the year ended August 31, 2016, the Company determined intangible assets were impaired and recorded an impairment loss of $248,951.  There was no such comparable expense during the year ended August 31, 2017.

Depreciation

During the year ended August 31, 2016 we fully depreciated our property and equipment. There was no such comparable depreciation during the year  ended August 31, 2017.

Professional fees

Professional fees were $98,097 for the year ended August 31, 2017 compared to $78,526 for the year ended August 31, 2016, an increase of $19,571. Professional fees consist primarily of the cost of legal, accounting, and valuation services.  We expect professional fees to increase in future periods as we implement our business plan.

Interest expense

Interest expense for the year ended August 31, 2017 was $830,676 compared to $411,968 for the year ended August 31, 2016, an increase of $418,708.  The increase in interest expense was primarily due to amortization of debt discounts on the Company’s convertible notes payable.

Change in fair value of derivative liability

The Company has issued convertible promissory notes that contain reset features that required the Company to record a derivative liability.  The Company revalued the derivative liability at August 31, 2017 at $312,878, resulting in a non cash  loss on revaluation in the amount of $388,544 for the year ended August 31, 2017, an increase of $326,433 compared to a loss on revaluation in the amount of $62,111 during the year ended August 31, 2016.

Net loss

For the reasons above, the Company had a net loss for the year ended August 31, 2017 of $1,743,258, an increase of $809,499 compared to a net loss of $933,761 during the year ended August 31, 2016.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at August 31, 2017 compared to August 31, 2016.

	August 31,	August 31,
	2017	2016
Current Assets	$16,324	$16,640

Current Liabilities	$1,199,198	$590,963

Working Capital (Deficit)	$(1,182,874)	$(574,323)

During the year ended August 31, 2017, the Company had cash used in operating activities of $39,755.  This consisted of Company’s net loss of $1,743,258, decreased by change in fair value of derivative liabilities of $388,544, amortization of debt discounts of $780,293, and non-cash penalty on extension of notes payable in the amount of $306,345.  The Company’s cash position also by increased $228,321 as a result of changes in the components of current assets and current liabilities.

The Company had cash provided by financing activities of $31,000 for the year ended August 31, 2017 which consisted of proceeds from related party notes payable in the amount of $186,000, offset by principal payments made on convertible notes payable in the amount of $155,000.

Private Placements

On May 11, 2016 the Company entered into Securities Purchase Agreements with certain purchasers (“the Holders”).  The Company issued 3.5% original issue discount senior secured convertible promissory notes having an aggregate face amount of $440,000 (the “May Notes”).  The May Notes bear interest at a rate of 10% per annum and matured in six months.  The Company received cash proceeds of $424,600 net of the 3.5% original issue discount of $15,400.  At the Holders option the principal and accrued interest under the May Notes were convertible into common stock at a rate of $0.50 per share with a full reset feature.  The May Notes were secured by all assets of the Company.

January and February 2017 Convertible Notes

In December 2016, the Company entered into restructuring agreements with the Holders under the following terms: new notes (the “January and February 2017 Convertible Notes”) would be issued for the amounts due under the May Notes;  penalties, fees, and accrued interest in the aggregate amount of $212,702 were added to the principal amount due under  the January and February 2017 Convertible Notes; 35,000 shares of common stock were issued as a commitment fee for the January and February 2017 Convertible Notes were be issued at a discount of 3.5%, bear interest at the rate of 10% per annum,  are convertible at a rate of $0.50 per share, and contain a variable conversion rate whereby, should the Company subsequently sell common stock at a price less than the conversion price, the conversion price of the January and February 2017 Convertible Notes will be reduced to match the lower conversion price. In addition, the proceeds from one of the January and February 2017 Convertible Notes were used to fully redeem one of the May Notes. The aggregate original amount of principal due under the January and February 2017 Convertible Notes was $614,258.  Two of the January and February 2017 Convertible Notes in the aggregate amount of $494,340 were due March 31, 2017, and one of the January and February 2017 Convertible Notes in the amount of $119,918 was due August 17, 2017.  In April 2017, the Company received forbearance letters from the Holders of the January and February 2017 Convertible Notes that were due March 31, 2017 to extend the due date to April 17, 2017 in exchange for principal payments in the aggregate amount of $75,000; on April 18, 2017, the Company received forbearance letters to further extend the due date to May 1, 2017 in exchange for principal payments in the aggregate amount of $45,000; and on May 1 and 2, 2017, the company entered into forbearance agreements with the holders of the January and February 2017 Convertible Notes to extend them to June 2, 2017.

On June 5 and June 13, 2017, the Company entered into forbearance agreements with the holders of two of the three January and February 2017 Convertible Notes to extend the due dates to December 27, 2017 in exchange for increase in principal in the aggregate amount of $78,907.  On October 31, 2017, the Company entered into a forbearance agreement with the holders of the third January and February Convertible Note to extend the due date to December 27, 2017 in exchange for consideration of $10. As of November 27, 2017, the January and February 2017 Convertible Notes are outstanding in the aggregate principal amount of $536,458 and accrued interest of $13,299; these notes are due December 27, 2017.

November 2017 Financing

On November 17, 2017, the Company entered into a Securities Purchase Agreement with one of the Holders in the May Notes (the “Investor”) pursuant to which the Company borrowed $241,250 and issued the Investor a $250,000 3.5% Original Issue Discount Senior Secured Convertible Promissory Note (the “ November Note”). The Company granted the Investor the Option to lend the Company $48,250 on or before January 15, 2017. If the Option is exercised, the Company will issue the Investor a $50,000 3.5% Original Issue Discount Senior Secured Convertible Promissory Note. The November Note bears interest at 10% per annum, can be pre-paid at a premium, and matures in six months.  At the option of the Investor, the principal and accrued interest under the November Note are convertible into common stock at $0.50 per share with a reset feature in the event of default.

Related Party Notes

In January and February 2017, the Company’s President and CEO loaned the Company the aggregate amount of $70,000 represented by three notes payable. In April and May 2017, the Company’s President and CEO loaned the Company an additional $134,000 represented by three notes payable; in June and  August, 2017, the Company’s President and CEO loaned the Company an additional $27,000 represented by two notes payable.  As of August 31, 2017, the Company has outstanding notes payable to its President and CEO in the aggregate principal amount of $231,000.  The Company accrued interest on these notes in the aggregate amount of $2,011 during the year ended August 31, 2017.  In November 2017, we repaid a $75,000 note plus $950 in accrued interest.

As of November 27, 2017, we had cash and cash equivalents of approximately $124,269.  We owe approximately $536,458 of principal of notes which are due in December 2017. We do not have sufficient working capital for the next 12 months. Our plan for satisfying our cash requirements for the next 12 months is through sale of shares of our common stock or convertible debt. We anticipate revenue during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing. We cannot assure you we will be successful in meeting our working capital needs.

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

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $3,108,472 and a working capital deficit of $1,182,874 as of August 31, 2017, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

RISK FACTORS

Risks Related to Our Business

Because of our lack of working capital, we cannot pay our indebtedness due in December 2017, and if we cannot obtain an extension form our creditors , we will be required to cease operations.

Presently we have very limited revenues and had an accumulated deficit as of August 31, 2017 of $3,108,472.  We owe approximately $536,458 in convertible due in December 2017. In the past, we have entered into expensive concessions to extend this debt. While one of the creditors has just lent us additional funds in  exchange for a short-term convertible note, we have no agreement with regard to the debt due in December. If we cannot extend this debt, we will be forced to cease operations. As a microcap company with nominal revenues, we face stock market risks that all companies face and the greater difficulties that microcap companies encounter. Even if we are successful in raising capital, it is likely to be very dilutive to our existing shareholders.

Our ability to continue as a going concern is in doubt unless we obtain adequate new debt or equity financing and achieve sufficient sales levels.

As noted above, we have incurred significant net losses to date. We anticipate that we will continue to lose money for the foreseeable future. Additionally, we have negative cash flows from operations. Our continued existence is dependent upon generating sufficient working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, without improvements in our cash flow from operations or new financing, we will have to continue to restrict our expenditures. Working capital limitations have impinged on our day-to-day operations, which contribute to continued operating losses.

If we cannot obtain adequate capital to permit us to market our products, we will eventually cease operations.

We expect to incur further losses for the foreseeable future due to additional costs and expenses related to:

●
The implementation of our online sales models will cost at least $200,000. We need to create, publish, and distribute all marketing material. We have allocated $30,000 toward the production and optimization of marketing materials which include online advertisements online landing pages, and content blogs..  The Company has already allocated funds and intends to allocate additional funds as soon as they are available.

●
Software and hardware updates to maintain service and maintain the Company office will cost the Company at least $1,000 per month. Various marketing tools and customer management infrastructure will cost the company at least $13,000 per month.  As a direct sales company, data analytics and proper customer management as well as continued improvements and upgrades to our systems are required. User features and website content updates are vital to continued visitations by online users. This cost signifies the system modifications. The Company intends to allocate these funds as they become available.

●
Program administration and working capital expenses until such time as there are sufficient sales to cash-flow operations will cost the company at least $60,000 per quarter. This is the necessary working capital to fund operations until such time as revenues exceed expenses. This will cover marketing expenses, office rent, audit fees, legal and all other management expenses such as those from industry consultants and advisors.  The Company intends to pay its lease payments on a timely basis and pay audit fees and legal and all other management fees as they become due.

Accordingly, we need to raise long-term capital to pay our short-term debt and support our planned operations.

Our competitors in the health supplement industry have much greater financial, product and management resources than we do.  Therefore, we may not be able to successfully compete with them.

Many companies that are engaged in the health supplement business include large, established companies with substantial capabilities and long earnings records. We may be at a competitive disadvantage in promoting our Sport Endurance products as we must compete with these companies, many of which have greater financial resources and larger marketing and technical staff than we do.

Because we have a limited operating history, we face many of the risks an difficulties that start-up issuers frequently face.

The Company has had very limited revenues or product-related expenses for this time period.

In addition, we also face many of the risks and difficulties inherent in introducing new products.

These risks include the ability to:

●	Increase awareness of our brand name;
●	Develop an effective business plan;
●	Meet customer standards;
●	Implement our advertising and marketing plan;
●	Attain customer loyalty;
●	Maintain current strategic relationships and develop new strategic relationships;
●	Respond effectively to competitive pressures;
●	Continue to develop and upgrade our service; and
●	Attract, retain, and motivate qualified personnel.

Our future will depend on our ability to raise additional capital and bring our service and products to the marketplace, which requires careful planning to provide a service and products that meets customer standards without incurring unnecessary cost and expense.

Because we rely upon our chief executive officer, we may sustain material harm if he ceases to work for us.

We have one employee – our Chief Executive Officer – who we cannot afford to pay. We have borrowed funds from him and deferred paying his salary in order to remain operational. If our Chief Executive Officer finds a more lucrative position or is otherwise unavailable, we may experience harm which can be fatal. Since our Chief Executive Officer is our majority shareholder and sole director, we may find ourselves unable to replace him in which case we will cease operations.

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

If we cannot build our brand awareness, we can be severely harmed.

Development and awareness of our brand, Sport Endurance, will depend largely upon our success in creating a customer base and potential referral sources. In order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, management plans to gradually increase over the next 12 months our marketing and advertising budgets as funding allows. If we are unable to economically promote or maintain our brand, then our business, results of operations and financial condition could be severely harmed. We have not yet received any significant revenues from our operations, nor have we otherwise engaged in any ongoing sales and marketing operations, and we have only a limited number of customers

As internet commerce develops, federal, state and foreign governments may draft and propose new laws to regulate internet commerce, which may negatively affect our business.

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

The limited public company experience of our management team could adversely impact our ability to comply with the reporting requirements of securities laws.

Our sole officer has limited public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Mr. Lelong has never had sole responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Mr. Lelong may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including the establishing and maintaining of internal controls over financial reporting.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Exchange Act, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

Risk Related To Our Capital Stock

Because we do not expect to pay dividends in the future,  investors may not be able to realize the value of their shares except through a sale.

We have not, and do not anticipate that we will, declare or pay a cash dividend. State law requires us to have shareholders equity or earnings to pay dividends. We expect to retain future earnings, if any, for our business and do not anticipate paying dividends on common stock at any time in the foreseeable future. Because we do not anticipate paying dividends in the future, the only opportunity for our shareholders to realize the creation of value in our common stock will likely be through a sale of those shares.

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

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects it liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the OTCQB has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.

These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Because we may not be able to attract the attention of major brokerage firms, it could have a material impact upon the price of our common stock.

It is not likely that securities analysts of major brokerage firms will provide research coverage for our common stock since these firms cannot recommend the purchase of our common stock under the penny stock rules referenced in the above risk factor. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It may also make it more difficult for us to attract new investors at times when we require additional capital.

If our common stock becomes subject to a “chill” imposed by the Depository Trust Company, or DTC, your ability to sell your shares may be limited.

The DTC acts as a depository or nominee for street name shares that investors deposit with their brokers. DTC in the last several years has increasingly imposed a chill or freeze on the deposit, withdrawal and transfer of common stock of issuers whose common stock trades on the tiers of the OTC Markets. Depending on the type of restriction, a chill or freeze can prevent shareholders from buying or selling shares and prevent companies from raising money. A chill or freeze may remain imposed on a security for a few days or an extended period of time (in at least one instance a number of years). While we have no reason to believe a chill or freeze will be imposed against our common stock again in the future, if it were your ability to sell your shares would be limited. In such event, your investment will be adversely affected.

Because we may issue preferred stock without the approval of our shareholders and have other anti-takeover defenses, it may be more difficult for a third party to acquire us and could depress our stock price.

In general, our Board may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share, although the Company’s ability to designate and issue preferred stock is currently restricted by covenants under our agreements with prior investors. Without these restrictions, our Board could issue preferred stock to investors who support us and our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock. This could make it more difficult for shareholders to sell their common stock. This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sport Endurance, Inc.

We have audited the accompanying balance sheets of Sport Endurance, Inc. as of August 31, 2017 and 2016 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended August 31, 2017 and 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements for the periods described above present fairly, in all material respects, the financial position of Sport Endurance, Inc., as of August 31, 2017 and 2016, and the results of its operations, stockholders’ equity (deficit) and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
November 29, 2017

SPORT ENDURANCE, INC.
BALANCE SHEETS

	August 31,	August 31,
	2017	2016
ASSETS
Current assets

Cash and cash equivalents	$1,442	$10,197
Accounts receivable	-	45
Inventory	14,882	6,398
Other current assets	-
Total current assets	16,324	16,640

Equipment, net of accumulated depreciation	-	-

Total Assets	16,324	16,640

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	132,566	44,746
Derivative liability	312,878	254,952
Accrued officer salary	120,000	24,000
Notes payable and accrued interest - related party	233,011	-
Convertible notes, net of unamortized debt discounts of $153,234 and $172,735	400,743	267,265
Total current liabilities	1,199,198	590,963

Commitments and contingencies	-	-

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000 shares issued and outstanding as of August 31, 2017 and August 31, 2016	1	1
Common stock, $0.001 par value, 580,000,000 shares authorized 78,226,969 shares issued and outstanding as of August 31, 2017 and 77,775,303 at August 31, 2016	78,226	77,775
Additional paid-in capital	1,852,743	718,487
Subscription receivable	(5,372)	(5,372)
Accumulated deficit	(3,108,472)	(1,365,214)
Total stockholders’ equity (deficit)	(1,182,874)	(574,323)

Total liabilities and stockholders’ equity (deficit)	16,324	$16,640

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC.
STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	August 31,	August 31,
	2017	2016

Revenue	$1,734	$48
Cost of good sold	334	5

Net revenue	1,400	43

Operating expenses:
General and administrative	427,341	132,248
Impairment of assets	-	248,951
Professional fees	98,097	78,526

Total operating expenses	525,438	459,725

Net Operating Loss	(524,038)	(459,682)

Other income (expense):
Interest expense	(830,676)	(411,968)
Change in fair value of derivative liability	(388,544)	(62,111)
Total other expense, net	(1,219,220)	(474,079)

Loss before provision for income taxes	(1,743,258)	(933,761)

Provision for income taxes	-	-

Net loss	$(1,743,258)	$(933,761)

Net loss per share - basic	$(0.02)	$(0.01)

Net loss per share - diluted	$(0.02)	$(0.01)

Weighted average shares outstanding - basic	77,918,654	70,463,282

Weighted average shares outstanding - diluted	77,918,654	70,463,282

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Common		Total
					Additional	Stock		Stockholders’
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Imputed interest on notes payable and officer advances	-	-	-	-	670	-	-	670
Discount due to beneficial conversion feature on convertible debt	-	-	-	-	1,700	-	-	1,700
Stock issued for cash	-	-	19,871,500	19,872	-	(5,372)	-	14,500
Stock issued for commitment fee	-	-	200,000	200	359,800	-	-	360,000
Stock issued for conversion of convertible notes payable	-	-	20,121,900	20,121	20,122	-	-	40,243
Net loss for the period	-	-	-	-	-	-	(933,761)	(933,761)
Balance, August 31, 2016	1,000	1	77,775,303	77,775	718,487	(5,372)	(1,365,214)	(574,323)

Issuance of commitment shares	-	-	35,000	35	68,915	-	-	68,950
Derivative reclass from liability to equity upon redemption	-	-	-	-	1,015,757	-	-	1,015,757
Issuance of shares for conversion of note payable and accrued interest	-	-	416,666	416	49,584	-	-	50,000
Net loss for the period	-	-	-	-	-	-	(1,743,258)	(1,743,258)
Balance, August 31, 2017	1,000	1	78,226,969	78,226	1,852,743	(5,372)	(3,108,472)	(1,182,874)

The accompanying notes are an integral part of these financial statements.

SPORT ENDURANCE, INC.
STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	August 31,	August 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,743,258)	$(933,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	2,190
Intangible asset impairment loss	-	248,951
Commitment fee share expense	-	128,241
Change in fair value of derivative liability	388,544	62,111
Amortization of discount on convertible debt	780,293	268,965
Imputed interest		670
Penalty on debt extension	306,345	-
Changes in assets and liabilities:
Accounts receivable	45	(45)
Inventory	(8,484)	(5,349)
Accrued officer salary	96,000	-
Interest payable - related party	2,011	-
Accounts payable and accrued liabilities	138,749	47,424

Net cash used in operating activities	(39,755)	(180,603)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to acquire assets	0	(250,000)
Net cash used in investing activities	0	(250,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments made on convertible notes	(155,000)	-
Proceeds from sale of common stock	-	14,500
Proceeds from notes payable - related party	186,000	12,262
Repayments of notes payable - related party	-	(12,262)
Proceeds from convertible debt - related party		1,700
Proceeds from convertible debt	-	424,600

Net cash provided by financing activities	31,000	440,800

Net increase in cash and cash equivalents	(8,755)	10,197

Cash and cash equivalents at beginning of period	10,197	-

Cash and cash equivalents at end of period	$1,442	$10,197

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable	$50,000	$40,243
Common stock issued for discount	$-	$231,760
Discount on beneficial conversion feature	$-	$1,700
Discount due to derivative	$677,439	$192,841
Stock issued for subscription receivable	$-	$5,372
Stock issued for commitment fee	$68,950	$-
Settlement of derivative	$1,015,757	$-
Accrued interest capitalized into principal of convertible notes	$39,382	$-

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had cash and cash equivalents of $1,442 and $10,197 as of August 31, 2017 and 2016, respectively.

Inventory

Inventory consists of finished goods and is stated at the lower of cost or market by the first-in, first-out method.  The Company currently has approximately 2,444 containers of “Ultra Peak T”, 326 containers of “Sports Leg & Lung”, and 977 containers of “Recovery Gel” included in inventory at August 31, 2017.  The Company had  357 containers of “Sports Leg and Lung” included in inventory at August 31, 2016.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2017. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

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

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-15, Statement of Cash Flows (Topic 230). The update addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption is permitted. We are currently evaluating the potential impact of the update on our financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU becomes effective for us on January 1, 2020. The amendments in this ASU will be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed.

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU requires that an entity account for the effects of a modification unless the fair value (or calculated value or intrinsic value, if used), vesting conditions and classification (as equity or liability) of the modified award are all the same as for the original award immediately before the modification. The ASU becomes effective for us on January 1, 2018, and will be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in any interim period. We are currently assessing the impact that this standard will have on any awards that are modified once this standard is adopted.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $3,108,472 and a working capital deficit of $1,182,874 as of August 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

The acquisition date estimated fair value prior to impairment of assets acquired consisted of following:

Inventory	$1,049
Intangible assets	248,951
Total purchase price	$250,000

During the year ended August 31, 2016 the Company performed a test on intangible assets and recorded an intangible asset impairment loss of $248,951.

 Note 5 – Equipment

Equipment consists of the following:

	August 31, 2017	August 31, 2016

Computer equipment	$10,000	$10,000
Furniture and fixtures	15,340	15,340
Property and equipment	25,340	25,340
Less accumulated depreciation	(25,340)	(25,340)
Property and equipment, net	$-	$-

Depreciation expense totaled $0 and $2,190 for the years ended August 31, 2017 and August 31, 2016, respectively.

Note 6 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	August 31, 2017	August 31, 2016
Trade accounts payable	106,726	28,371
Payroll and related	9,179	2,903
Accrued interest	16,661	13,472
	132,566	44,746

Note 7 – Related Party Transactions

During the period covered by this report, the Company had convertible notes payable to certain parties who until February 6, 2016 were related parties; see note 10.  As of August 31, 2017 and 2016, these convertible notes had been fully repaid.

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

During the year ended August 31, 2017, the Company received loans in the aggregate amount of $231,000 from the Company’s CEO, David Lelong, to fund operations.  These advances are unsecured, non-interest bearing and due on demand.  The Company recorded imputed interest in the amount of $2,011 during the year ended August 31, 2017 related to the advances from Mr. Lelong.

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

The Company recognized that the conversion feature embedded within its convertible debts is a financial derivative. The Generally Accepted Accounting Principles (GAAP) required that the Company’s embedded conversion option be accounted for at fair value. The following schedule shows the change in fair value of the derivative liabilities for the period ended August 31, 2016:

Derivative
Liability
Liabilities Measured at Fair Value

Balance as of August 31, 2015	$-

Issuances	192,841

Revaluation loss	62,111

Balance as of August 31, 2016	$254,952

Issuances	685,139

Redemptions	(1,015,757)

Revaluation loss	388,544

Balance as of August 31, 2017	$312,878

Derivative liabilities incurred during the period ended August 31, 2017 and 2016 were valued based upon the following assumptions and key inputs:

	August 31,	August 31,
Assumption	2017	2016
Expected dividends:	0%	0%
Expected volatility:	37.8-276.9%	244.4%
Expected term (years):	0.04-0.50 years	0.20 years
Risk free interest rate:	0.26-0.98%	0.26%
Stock price	$0.51-1.97	$1.89

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

January and February 2017 Convertible Notes

In December 2016, the Company entered into restructuring agreements with the Holders under the following terms:   new notes (the “January and February 2017 Convertible Notes”) would be issued for the amounts due under the May Notes;  penalties, fees, and accrued interest in the aggregate amount of $212,702 were added to the principal amount due under  the January and February 2017 Convertible Notes; 35,000 shares of common stock were issued as a commitment fee; the January and February 2017 Convertible Notes were be issued at a discount of 3.5%, bear interest at the rate of 10% per annum,  are convertible at a rate of $0.50 per share, and  contain a variable conversion rate whereby, should the Company subsequently sell common stock at a price less than the conversion price, the conversion price of the January and February 2017 Convertible Notes will be reduced to match the lower conversion price. In addition, the proceeds from one of the January and February 2017 Convertible Notes were used to fully redeem one of the May Notes. The aggregate original amount of principal due under the January and February 2017 Convertible Notes was $614,258.  Two of the January and February 2017 Convertible Notes in the aggregate amount of $494,340 were due March 31, 2017, and one of the January and February 2017 Convertible Notes in the amount of $119,918 was due August 17, 2017.  In April 2017, the Company received forbearance letters from the Holders of the January and February 2017 Convertible Notes that were due March 31, 2017 to extend the due date to April 17, 2017 in exchange for principal payments in the aggregate amount of $75,000; on April 18, 2017, the Company received forbearance letters to further extend the due date to May 1, 2017 in exchange for principal payments in the aggregate amount of $45,000; and on May 1 and 2, 2017, he company entered into forbearance agreements with the holders of the January and February 2017 Convertible Notes to extend them to June 2, 2017. On June 5 and June13, 2017, the Company entered into forbearance agreements with the holders of two of the three January and February 2017 Convertible Notes to extend the due dates to December 27, 2017 in exchange for increase in principal in the aggregate amount of $78,907.  On August 17, 2017, the Company entered into a forbearance agreement with the holders of the third January and February Convertible Note to extend the due date to December 27, 2017 in exchange for $10.  At August 31, 2017, three of the January and February 2017 Convertible Notes outstanding in the aggregate amount of $553,976; these notes are due December 27, 2017.

Note 10 – Related Party Notes Payable

In January and February 2017, the Company’s President and CEO loaned the Company the aggregate amount of $70,000 represented by three notes payable. In April and May 2017, the Company’s President and CEO loaned the Company an additional $134,000 represented by three notes payable; in June and  August, 2017, the Company’s President and CEO loaned the Company an additional $27,000 represented by two notes payable.  At August 31, 2017, the Company has outstanding notes payable to its President and CEO in the aggregate amount of $231,000.  The Company accrued interest on these notes in the aggregate amount of $2,011 during the twelve months ended August 31, 2017.

Note 11 – Stockholders’ Equity

Preferred stock
The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock as of August 31, 2017 and 2016.  The Company has 1,000 shares of preferred stock issued and outstanding as of August 31, 2017 and 2016.

Common stock
The Company is authorized to issue 580,000,000 shares of $0.001 par value common stock as of August 31, 2017 and 2016.  The Company has 78,226,969 and 77,775,303 shares of common stock issued and outstanding as of August 2017 and 2016.

Year Ended August 31, 2016:

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

Year Ended August 31, 2017:

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

On June 2, 2017, the Company issued 208,333 shares of common stock, for the conversion of $25,000 of principal of convertible notes payable.

Note 12 – Fair Value of Financial Instruments

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following summarized the Company’s financial liabilities that are recorded at fair value on a recurring basis at August 31, 2017 and 2016.

	August 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$312,878	$312,878

	August 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$254,952	$254,952

Note 13 – Income Taxes

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

As of August 31, 2017, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

The tax effects of the temporary differences that give rise to the Company’s estimated deferred tax assets and liabilities are as follows:

	August 31,	August 31,
	2017	2016
Federal and State Statutory Rate	35.00%	35.00%
Net operating loss carry forwards	$278,269	$124,427
Valuation allowance for deferred tax assets	(278,269)	(124,427)
Net deferred tax assets	$-	$-

As of August 31, 2017, the Company had net operating loss carry forwards of approximately $797,055 available to offset future taxable income.  The net operating loss carry forwards, if not utilized, will begin to expire in 2021.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at August 31, 2016.  The Company had no uncertain tax positions as of August 31, 2016.

Note 14 – Subsequent Events

On September 28, 2017, the Company issued 208,333 shares of common stock for the conversion of $16,347 of principal and $8,653 of accrued interest of convertible notes payable.

In September and October 2017, the Company’s President and CEO loaned the Company the aggregate amount of $35,500 represented by four notes payable.

On November 16, 2017, the Company issued 250,000 shares of common stock for the conversion of $17,518 of principal and $12,482 of accrued interest of convertible notes payable.

On November 17, 2017, the Company entered into a Securities Purchase Agreement with one of the Holders in the May Notes (the “Investor”) pursuant to which the Company borrowed $241,250 and issued the Investor a $250,000 3.5% Original Issue Discount Senior Secured Convertible Promissory Note (the “ November Note”). The Company granted the Investor the Option to lend the Company $48,250 on or before January 15, 2017. If the Option is exercised, the Company will issue the Investor a $50,000 3.5% Original Issue Discount Senior Secured Convertible Promissory Note. The November Note bears interest at 10% per annum, can be pre-paid at a premium, and matures in six months.  At the option of the Investor, the principal and accrued interest under the November Note are convertible into common stock at $0.50 per share with a reset feature in the event of default.

On November 20, 2017, the Company repaid one of the notes payable to the Company’s President and CEO for the principal amount of $75,000 and $950 interest.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, as amended. Management, with the participation of the Chief Executive, evaluated the effectiveness of the Company’s internal control over financial reporting as of August 31, 2017. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.
As of August 31, 2017, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees and consultants our accounting policies and procedures.  This has resulted in inconsistent practices. Further, the Board does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of August 31, 2017, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2017 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

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

Name	Age	Position	Director Since
David Lelong	41	President and CEO	2016

David Lelong has been our Chief Executive Officer and President and our sole director since February 2016. Prior to that for more than four years, Mr. Lelong  was a consultant to businesses and entrepreneurs in the development of products and sales channels that can be scaled through the use of Internet marketing.

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

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board following the next annual meeting of stockholders and until their successors have been elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires executive officers and directors, and persons who beneficially own more than 10 percent of the common stock of issuers which have a class of equity security registered under Section 12 of the Exchange Act.  We are not required to comply since we do not have a class of equity security registered under the Exchange Act.

Audit Committee

We do not have any committees of the Board since we only have one director.  Our Board acts as the Company’s Audit Committee as required.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the fiscal years ended August 31, 2017, 2016, and 2015:

Summary Compensation Table

Name and					All
Principal	Fiscal		Stock	Option	Other	Total
Position	Year	Salary	Awards	Awards	Compensation	Compensation

David Lelong,	2017	$96,000	$-0-	$-0-	$-0-	$96,000
President and CEO (1)	2016	$56,000	$-0-	$-0-	$-0-	$56,000

(1)
Mr. Lelong was appointed Chairman, President and Chief Executive Officer of the Company on April 29, 2016. At present, Mr. Lelong also serves as our Chief Financial Officer. As of August 31, 2017, we owed Mr. Lelong $120,000 in accrued salary.

Employment Agreements

Sport Endurance and David Lelong entered into a one year employment agreement effective February 1, 2017. Under the agreement Mr. Lelong is entitled to receive an annual salary of $96,000.  As of November 27, 2017, we owed Mr. Lelong $136,000 for accrued salary including salary owed under a prior oral agreement.

Outstanding Equity Awards at Fiscal Year End

We have no outstanding equity awards, including common stock options.

Director Compensation

To date, we have not paid our directors any compensation for services on our Board.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the common and preferred stock as of November 18, 2017, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group.

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

Name and Address of Beneficial Holder	Shares of Common Stock	Percentage of Common Stock
David Lelong, 222 Broadway, 19th Floor New York, NY 10038	40,531,600	51.8%
Michael S. Morrow, 4791 S Kings Row Dr. Apt 23 Salt Lake City, Utah 84117	14,500,000	18.5%
Python Marketing PTY LTD Level 1, 1 Burelli St., Wollongong, NSW 2500 Australia	12,771,500	16.3%
All executive officers and directors as a group.	40,531,600	51.8%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended August 31, 2017, the Company received loans in the aggregate amount of $231,000 from the Company’s CEO, David Lelong, to fund operations.  These loans are unsecured, and bear interest at the rate of 2% per annum.  The Company accrued interest in the amount of $2,011 on these loans during the year ended August 31, 2017. In November 2017, we repaid a $75,000 note and $950 in accrued interest.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for August 31, 2017 and 2016.

	August 31,	August 31,
	2017	2016
Audit fees:
M&K CPAS, PLLC	$20,000	$17,250
Audit-related fees:
M&K CPAS, PLLC	—	—
Tax fees:	—	—
All other fees:	—	—
Total fees paid or accrued to our principal accountant	$20,000	$17,250

We do not have an Audit Committee.  Our Board acted as the Company’s Audit Committee during the fiscal year ended August 31, 2017, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls.

PART IV

ITEM 15.  EXHIBITS.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Exhibit	Filing date
3.1	Articles of Incorporation		S-1	3.1	9/16/09
3.2	Bylaws		8-K	3.2	4/29/16
3.3	Certificate of Designation		S-1/A	3.3	12/31/09
3.4	Certificate of Amendment to Articles of Incorporation		10-Q	3.2	7/14/17
4.1	Form of Senior Secured Convertible Promissory Note		8-K	4.1	5/13/16
4.2	Form of Senior Secured Convertible Promissory Note		8-K	4.1	11/20/17
4.3	Form of Option		8-K	4.2	11/20/17
4.4	3.5% Original Issue Discount 10% Senior Secured Promissory Note due November 11, 2016		8-K	4.1	5/13/16
10.1	Form of Securities Purchase Agreement		8-K	10.1	5/13/16
10.2	Form of Security Agreement		8-K	10.2	5/13/16
10.3	Asset Purchase and Sale Agreement		10-Q	10.3	7/15/16
10.4	Form of Forbearance on Senior Secured Convertible Promissory Notes dated April 28, 2017 and May 1, 2017		10-Q	10.1	7/14/17
10.5	Amended and Restated 3.5% Original Issue Discount 10% Senior Secured Convertible Promissory Note Due June 2, 2017		10-Q	10.2	7/14/17
10.6	Form of Forbearance on Senior Secured Convertible Promissory Notes dated April 4, 2017		10-Q	10.3	7/14/17
10.7	2% Promissory Note Issued April 6, 2017		10-Q	10.4	7/14/17
10.8	Promissory Note Issued April 21, 2017		8-K	10.2	4/24/17
10.9	Form of Forbearance Agreement		8-K	10.1	4/24/17
10.10	Form of 10% Convertible Note Issued January 27, 2017		10-Q	10.4	4/12/17
10.11	Form of 10% Convertible Note Issued February 17, 2017		10-Q	10.5	4/12/17
10.12	2% Promissory Note Issued January 4, 2017		10-Q	10.6	4/12/17
10.13	2% Promissory Note Issued January 26, 2017		10-Q	10.7	4/12/17
10.14	2% Promissory Note Issued February 28, 2017		10-Q	10.8	4/12/17
10.15	Form of Forbearance Agreement		8-K	10.1	1/10/17
10.16	Form of Forbearance Agreement		8-K	10.1	1/4/17
10.17	Form of Note		8-K	10.2	1/4/17
10.18	Form of Forbearance Agreement		8-K	10.1	5/4/17
10.19	Form of Forbearance Agreement		8-K	10.1	6/9/17
10.20	Form of Forbearance Agreement		8-K	10.1	6/19/17
10.21	Form of Securities Purchase Agreement *		8-K	10.1	11/20/17
10.22	Form of Security Agreement		8-K	10.2	11/20/17
10.23	Form of Forbearance Agreement	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORT ENDURANCE, INC.

By:	/s/ David Lelong
David Lelong Chief Executive Officer Date: November 29, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ David Lelong	President, Chief Executive Officer, Director	November 29, 2017
David Lelong	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)