Form 10-Q
period 2017-11-30
Sport Endurance, Inc.
filed 2018-01-18
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2017

or

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 78,685,302  shares of $0.001 par value common stock outstanding as of January 16, 2018.

SPORT ENDURANCE, INC.

FORM 10-Q
Quarterly Period Ended November 30, 2017

EXPLANATORY NOTE

Unless otherwise noted, references in this registration statement to “Sport Endurance” the “Company,” “we,” “our” or “us” means Sport Endurance, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT ENDURANCE, INC.
BALANCE SHEETS

	November 30, 2017 (unaudited)	August 31, 2017
ASSETS
Current assets

Cash and cash equivalents	$92,172	$1,442
Accounts receivable	-	-
Inventory	14,855	14,882
Total current assets	107,027	16,324

Equipment, net of accumulated depreciation	-	-

Total Assets	107,027	16,324

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	79,238	132,566
Derivative liability	304,707	312,878
Accrued officer salary	144,000	120,000
Notes payable and accrued interest - related party	193,752	233,011
Convertible notes, net of unamortized debt discounts of $169,655 and $153,234	600,457	400,743
Total current liabilities	1,322,154	1,199,198

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000 shares issued and outstanding as of November 30, 2017 and August 31, 2017	1	1
Common stock, $0.001 par value, 580,000,000 shares authorized 78,685,302 shares issued and outstanding as of November 30, 2017 and 78,226,969 at August 31, 2017	78,684	78,226
Additional paid-in capital	1,930,732	1,852,743
Subscription receivable	(5,372)	(5,372)
Accumulated deficit	(3,219,172)	(3,108,472)
Total stockholders' equity (deficit)	(1,215,127)	(1,182,874)

Total liabilities and stockholders' equity (deficit)	107,027	$16,324

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	November 30,	November 30,
	2017	2016

Revenue	$214	$230
Cost of good sold	27	34

Net revenue	187	196

Operating expenses:
General and administrative	43,718	66,153
Professional fees	41,525	17,973

Total operating expenses	85,243	84,126

Net Operating Loss	(85,056)	(83,930)

Other income (expense):
Interest expense	(136,925)	(183,705)
Change in fair value of derivative liability	111,281	67,072
Total other income (expense), net	(25,644)	(116,633)

Loss before provision for income taxes	(110,700)	(200,563)

Provision for income taxes	-	-

Net loss	$(110,700)	$(200,563)

Net loss per share - basic	$(0.00)	$(0.00)

Net loss per share - diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	78,409,661	77,775,303

Weighted average shares outstanding - diluted	78,409,661	77,775,303

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	November 30,	November 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(110,700)	$(200,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(111,281)	(67,072)
Amortization of discount on convertible debt	118,886	172,735
Changes in assets and liabilities:
Accounts receivable	-	45
Inventory	27	(8,814)
Accrued officer salary	24,000	24,000
Interest payable - related party	241	-
Accounts payable and accrued liabilities	(32,193)	70,436
Net cash used in operating activities	(111,020)	(9,233)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to acquire assets	0	0
Net cash used in investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	35,500	-
Repayments of notes payable - related party	(75,000)	-
Proceeds from convertible debt	241,250	-
Net cash provided by financing activities	201,750	-

Net increase in cash and cash equivalents	90,730	(9,233)

Cash and cash equivalents at beginning of period	1,442	10,197

Cash and cash equivalents at end of period	$92,172	$964

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$950	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable and accrued interest	$55,000	$-
Discount on beneficial conversion feature	$126,557	$-
Settlement of derivative	$23,447	$-

See accompanying notes to these financial statements.

Sport Endurance, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Sport Endurance, Inc. (“the Company”) was incorporated in the State of Nevada on January 3, 2001 (“Inception”). The Company was dormant until it was revived in 2009 with a name change to Sport Endurance, Inc. on August 6, 2009. The Company develops, markets, and distributes quality dietary supplements throughout the United States.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had cash and cash equivalents of $92,172 and $1,442 as of November 30, 2017 and August 31, 2017, respectively.

Inventory

Inventory consists of finished goods and is stated at the lower of cost or market by the first-in, first-out method.  The Company is currently marketing three products under the names “Ultra Peak T”, “Sports Leg and Lung Formula” and “Pain-Freeze Recovery Gel” which are included in inventory at November 30, 2017 and August 31, 2017.

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

As of November 30, 2017 and August 31, 2017 the Company’s property and equipment had been fully depreciated. The Company recorded depreciation expense of $0 for the three months ended November 30, 2017 and 2016, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2017 and August 31, 2017. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $3,219,172 and a working capital deficit of $1,215,127 as of November 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations and repay indebtedness. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Note Receivable

On September 15, 2016 the Company and a third party entered into a stock purchase agreement where the Company sold 100% of the outstanding shares of its shell company, Be Tru Organics, Inc., a Nevada corporation in exchange for a $5,000 promissory note, bearing interest at 10% per month and due November 15, 2016.  During the three months ended November 2016, the Company received $5,000 from the repayment of the note receivable.

Note 4 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	November 30, 2017	August 31, 2017
Trade accounts payable	58,349	106,726
Payroll and related	11,015	9,179
Accrued interest	9,874	16,661
Total	79,238	132,566

Note 5 – Related Party Transactions

During the three months ended November 30, 2017 and 2016, the Company accrued salary in  the amount of $24,000 to its President and CEO, David Lelong.  At November 30, 2017 and August 31, 2017, the Company had accrued salary payable in the amount of $144,000 and $120,000, respectively, due to Mr. Lelong.

Note 6 – Derivative Liability

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

The Company recognized that the conversion feature embedded within its convertible debts is a financial derivative. The Generally Accepted Accounting Principles (GAAP) required that the Company’s embedded conversion option be accounted for at fair value. The following schedule shows the change in fair value of the derivative liabilities for the period ended November 30, 2017:

Derivative
Liability
Liabilities Measured at Fair Value

Balance as of August 31, 2017	$312,878

Issuances	126,557

Conversions / redemptions	(23,447)

Revaluation	(111,281)

Balance as of November 30, 2017	$304,707

The derivative liabilities incurred valued based upon the following assumptions and key inputs at November 30, 2017 and August 31, 2017:

	November 30,		August 31,
Assumption	2017		2017
Expected dividends:	0%		0%
Expected volatility:	135.9 – 246.8%		37.8 – 276.9%
Expected term (years):	0.07 – 0.50	years	0.04 – 0.50	years
Risk free interest rate:	0.86 – 1.06%		0.26 – 0.98%
Stock price	$0.35 – 0.50		$0.51 – 1.97

Note 7 – Convertible Notes Payable

3.5% OID Convertible Notes

On May 11, 2016, the Company entered into Securities Purchase Agreements with certain purchasers (“the Holders”).  The Company issued 3.5% original issue discount (“OID”) senior secured convertible promissory notes having an aggregate face amount of $440,000 (the “3.5% OID Convertible Notes”).  These notes bear interest at a rate of 10% per annum and mature in six months.  The Company received cash proceeds of $424,600 net of the 3.5% original issue discount of $15,400.  At the Holders option, the principal and accrued interest under the Notes are convertible into common stock at a rate of $0.50 per share and have a full reset feature.  The Notes are secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 125% during the first 90 days and 130% for the period from the 91st day through maturity. During November 2016 Company entered into forbearance agreements with the investors extending its time to pay the Notes until December 16, 2016.

January and February 2017 Convertible Notes

In December 2016, the Company entered into restructuring agreements with the Holders under the following terms:   new notes (the “January and February 2017 Convertible Notes”) would be issued for the amounts due under the May Notes;  penalties, fees, and accrued interest in the aggregate amount of $212,702 were added to the principal amount due under  the January and February 2017 Convertible Notes; 35,000 shares of common stock were issued as a commitment fee; the January and February 2017 Convertible Notes were be issued at a discount of 3.5%, bear interest at the rate of 10% per annum,  are convertible at a rate of $0.50 per share, and  contain a variable conversion rate whereby, should the Company subsequently sell common stock at a price less than the conversion price, the conversion price of the January and February 2017 Convertible Notes will be reduced to match the lower conversion price. In addition, the proceeds from one of the January and February 2017 Convertible Notes were used to fully redeem one of the May Notes. The aggregate original amount of principal due under the January and February 2017 Convertible Notes was $614,258.  Two of the January and February 2017 Convertible Notes in the aggregate amount of $494,340 were due March 31, 2017, and one of the January and February 2017 Convertible Notes in the amount of $119,918 was due August 17, 2017.  In April 2017, the Company received forbearance letters from the Holders of the January and February 2017 Convertible Notes that were due March 31, 2017 to extend the due date to April 17, 2017 in exchange for principal payments in the aggregate amount of $75,000; on April 18, 2017, the Company received forbearance letters to further extend the due date to May 1, 2017 in exchange for principal payments in the aggregate amount of $45,000; and on May 1 and 2, 2017, the company entered into forbearance agreements with the holders of the January and February 2017 Convertible Notes to extend the due date to June 2, 2017. On June 5 and June13, 2017, the Company entered into forbearance agreements with the holders of two of the three January and February 2017 Convertible Notes to extend the due dates to December 27, 2017 in exchange for increase in principal in the aggregate amount of $78,907.  On August 17, 2017, the Company entered into a forbearance agreement with the holders of the third January and February Convertible Note to extend the due date to December 27, 2017 in exchange for $10.  At August 31, 2017, three of the January and February 2017 Convertible Notes were outstanding in the aggregate amount of $553,976; these notes are due December 27, 2017. During the three months ended November 30, 2017, the holders of the January and February 2017 Convertible Notes converted an aggregate of $33,865 in principal and $21,248 in accrued interest into 458,333 shares of common stock.  As of November 30, 2017, there was an aggregate amount of $520,111 outstanding under the January and February 2017 Convertible Notes.

November 2017 Convertible Note

On November 17, 2017, the Company entered into a Securities Purchase Agreement with an investor.  The Company issued a 3.5% original issue discount (“OID”) senior secured convertible promissory note having an aggregate face amount of $250,000 (the “November Convertible Note”).  This note bears interest at a rate of 10% per annum and matures in six months.  The Company received cash proceeds of $241,250 net of the 3.5% original issue discount of $8,750.  At the Holders option, the principal and accrued interest under the note  are convertible into common stock at a rate of $0.50 per share and have a full reset feature.  The note is secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity. In addition, the Company granted the investor the Option to lend the Company $48,250 on or before January 15, 2018.  If the Option is exercised, the Company would issue the investor a $50,000 3.5% original issue discount senior secured convertible promissory note.  As of November 30, 2017, there was an aggregate amount of $250,000 outstanding under the November 2017 Convertible Note.

Note 8 – Related Party Notes Payable

In January and February 2017, the Company’s President and CEO loaned the Company the aggregate amount of $70,000 represented by three notes payable. In April and May 2017, the Company’s President and CEO loaned the Company an additional $134,000 represented by three notes payable; in June and  August, 2017, the Company’s President and CEO loaned the Company an additional $27,000 represented by two notes payable.  During the three months ended November 30, 2017, the Company’s President and CEO loaned the Company an additional $35,500 represented by four notes payable, and the Company repaid one of the notes in the amount of $75,000. The Company accrued interest expense in the amount of $1,191 and paid accrued interest in the amount of $950 under these notes payable during the three months ended November 30, 2017.  At November 30, 2017, the Company has a principal balance in the amount of $191,500 and accrued interest in the amount of $2,253 due to its President and CEO pursuant to these notes payable.

Note 9 – Stockholders’ Equity

Preferred stock
The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock as of November 30, 2017 and August 31, 2017.  The Company has 1,000 shares of preferred stock issued and outstanding as of November 30, 2017 and August 31, 2017.

Common stock
The Company is authorized to issue 580,000,000 shares of $0.001 par value common stock as of November 30, 2017 and August 31, 2017.  The Company has 78,685,302 and 78,226,969 shares of common stock issued and outstanding as of November 30, 2017 and August 31, 2017.

Three Months Ended November 30, 2017 and 2016

There were no shares issued during the three months ended November 30, 2016.

On September 28, 2017, the Company issued 208,333 shares of common stock, for the conversion of $16,347 of principal and $8,653 of accrued interest of convertible notes payable.

On November 16, 2017, the Company issued 250,000 shares of common stock, for the conversion of $17,518 of principal and $12,482 of accrued interest of convertible notes payable.

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

The following summarized the Company’s financial liabilities that are recorded at fair value on a recurring basis at November 30, 2017 and August 31, 2017.

	November 30, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$304,707	$304,707

	August 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$312,878	$312,878

Note 11 – Subsequent Events

On January 17, 2018, one of  our lenders (the “Lender”) purchased the convertible notes that were due on December 27, 2017, and we entered into an agreement with the Lender to extend the debt for one year and  reducing the conversion price to $0.03 per share. Accordingly, we issued the Lender a new secured 10% convertible note with the principal sum of $542,343. The Lender has expressed interest in converting the note to a new series of preferred stock once we obtain shareholder approval to clarify that our Board of Directors has the power to issue preferred stock without further shareholder approval. We expect to have that approval in mid to late February 2018. Because we have no binding agreement with the Lender, the conversion to preferred stock may not occur.

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

For the three months ended November 30, 2017, we had a net loss of $110,700 compared to a net loss of $200,563 for the three months ended November 30, 2016.  Our accumulated deficit as of November 30, 2017 was $3,219,151.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended November 30, 2017 and 2016

Revenues
The Company had sales of $214 during the three months ended November 30, 2017 compared to $230 for the three months ended November 30, 2016.  The Company had cost of goods sold related to sales in the amount of $27 for net revenue of $187 during the three months ended November 30, 2017 compared to cost of goods sold related to sales in the amount of $34 for net revenue of $196 during the three months ended November 30, 2016.

General and administrative expenses
General and administrative expenses were $43,718 for the three months ended November 30, 2017 compared to $66,153 for the three months ended November 30, 2016, a decrease of $22,435.  The decrease in general and administrative expense for the three months ended November 30, 2017 compared to the three months ended November 30, 2016 was due primarily due to a decrease in insurance expense.  We expect general and administrative expense to increase in future periods.

Professional fees
Professional fees were $41,525 for the three months ended November 30, 2017 compared to $17,973 for the three months ended November 30, 2016, an increase of $23,552.  Professional fees consist primarily of legal and accounting fees.  We expect professional fees to increase in future periods.

Interest expense
Net interest expense for the three months ended November 30, 2017 was $136,925 compared to $183,705 for the three months ended November 30, 2016, a decrease of $46,780.  The increase  in net interest expenses for the three months ended November 30, 2017 compared to 2016 was primarily to the decrease in the amortization of the discount on our convertible notes payable.

Change in Fair Value of Derivative Liability
The Company had a non cash gain of $111,281 on revaluation of derivative liabilities during the three months ended November 30, 2017 compared to $67,072 in the three months ended November 30, 2016.  The increase was due primarily to the restructuring of our debt during the current period.

Net loss
For the reasons above, our net loss for the three months ended November 30, 2017 was $110,700 compared to $200,563 for the three months ended November 30, 2016, a decrease in our net loss of $89,863..

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at November 30, 2017 compared to August 31, 2017.

	November 30, 2017	August 31, 2017

Current Assets	$107,027,	$16,324

Current Liabilities	$1,322,154	$1,199,198

Working Capital (Deficit)	$(1,215,127)	$(1,182,874)

During the three months ended November 30, 2017, the Company had cash used in operating activities of $111,020.  This primarily consisted of Company’s net loss of $110,700, decreased by change in fair value of derivative liabilities of $111,281 and the amortization of discount on convertible debt in the amount of $118,886.  The Company’s cash position also decreased $7,925 as a result of changes in components of current assets and current liabilities.

During the three months ended November 30, 2017 the Company’s President and CEO, David Lelong, loaned the Company $35,500 represented by four notes payable in September and October 2017.  In addition the Company repaid Mr. Lelong $75,950 which includes $75,000 principal in addition to $950 in accrued interest during the three months ended November 30, 2017.

On November 17, 2017 the Company entered into Securities Purchase Agreement with an investor.  The Company issued a 3.5% original issue discount  senior secured convertible promissory note having an aggregate face amount of $250,000 (the “November Convertible Note”).  This note bears interest at a rate of 10% per annum and mature in six months.  The Company received cash proceeds of $241,250 net of the 3.5% original issue discount of $8,750.  At the Holders option the principal and accrued interest under the note are convertible into common stock at a rate of $0.50 per share and have a full reset feature.  The note is secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity. As of November 30, 2017 there was an aggregate amount of $250,000 outstanding under the November 2017 Convertible Note. We also owed $520,111 under the convertible notes we issued in January and February 2017. After the holder of the November 2017 Convertible Notes purchased these notes, we have refinanced the notes and issued the holder of the November 2017 Convertible Note a new note in the principal sum of $542,343 which is due on January 16, 2019 and is convertible into common stock at $0.03 per share.

As of January 4, 2018, we had cash and cash equivalents of $75,552. We do not have sufficient working capital to pay our indebtedness which is due in January 2019 or to pay our expenses for the next 12 months. We also owe our Chief Executive Officer $193,752 for demand notes we issued him and $160,000 in back salary.  Our plan for satisfying our cash requirements to pay our debt, including convertible debt and to remain operational for the next 12 months is through sales of shares of our capital stock or convertible debt. We also expect to convert our convertible debt to preferred stock although we do not have a formal agreement to do so. We anticipate revenue during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. However, the revenue is not expected to be material. For that reason, we are exploring another possible business opportunity. We cannot assure you we will be successful in meeting our working capital needs or that we can develop or acquire another business opportunity.

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

Cautionary Note Regarding Forward Looking Statements

This Report contains forward-looking statements including statements regarding our generation of revenues, our increasing expenses, the availability of future financing, changing the direction of our business and our liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include our lack of working capital, the failure to generate sufficient revenue, the reluctance of consumers to purchase products, difficulties we may encounter in raising capital based upon our current financial condition and lack of material revenues, the condition of the securities markets in general and for microcap companies in particular, competition for any future alternative business or acquisition we may pursue, and our lack of experience in the business or industry we may acquire or enter. Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K for the year ended August 31, 2017 which was for a prior business. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $3,219,172 and a working capital deficit of $1,215,127 at November 30, 2017, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

There are various  updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit pursuant to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, David Lelong, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report.  Based on the evaluation, Mr. Lelong concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have previously disclosed all sales of securities without registration under the Securities Act of 1933 (the “Act”), other than the following:

On September 28, 2017, the Company issued 208,333 shares of common stock, for the conversion of $16,347 of principal and $8,653 of accrued interest of convertible notes payable.

On November 15, 2017, the Company issued 250,000 shares of common stock, for the conversion of $17,518 of principal and $12,482 of accrued interest of convertible notes payable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On January 17, 2018, the Lender, who held one of the Company’s $250,000 Convertible Notes, acquired two other Convertible Notes issued by the Company to other investors. All three Convertible Notes were due as of December 27, 2017. On January 17, 2018, the Company entered into an agreement with the Lender wherein the Company, in exchange for cancelling the three Convertible Notes, issued the Lender a one-year secured Convertible Note, convertible into shares of the Company’s common stock at $0.03 per share.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Exhibit	Filing date
3.1	Articles of Incorporation		S-1	3.1	09/16/09
3.2	Certificate of Amendment to Articles of Incorporation		10-Q	3.2	07/14/17
3.3	Bylaws of Sport Endurance, Inc.		8-K	3.2	4/29/16
3.4	Certificate of Designation of Class A Preferred		S-1/A	3.3	12/31/09
4.1	Form of Senior Secured Convertible Promissory Note		8-K	4.1	5/13/16
4.2	Form of Senior Secured Convertible Promissory Note		8-K	4.1	11/20/17
4.3	Form of Option		8-K	4.2	11/20/17
10.1	Form of Note Agreement	X
10.2	Form of Note	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT ENDURANCE, INC.

Date: January 18, 2018	By:	/s/ David Lelong
David Lelong
President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)