Form 10-Q
period 2018-02-28
Sport Endurance, Inc.
filed 2018-04-16
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-161943

SPORT ENDURANCE, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2754069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Hudson St., 21st Floor, Jersey City, NJ  07302
(Address of principal executive offices) (Zip Code)

(646) 846-4280
(Registrant’s telephone number, including area code)

222  Broadway, 19th Floor, New York, NY  10038
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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 79,683,842 shares of $0.001 par value common stock outstanding as of April 2, 2018.

SPORT ENDURANCE, INC.

FORM 10-Q
Quarterly Period Ended February 28, 2018

EXPLANATORY NOTE

Unless otherwise noted, references in this registration statement to “Sport Endurance” the “Company,” “we,” “our” or “us” means Sport Endurance, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT ENDURANCE, INC.
BALANCE SHEETS

	February 28,	August 31,
	2018	2017
ASSETS
Current assets

Cash and cash equivalents	$253,429	$1,442
Inventory	14,671	14,882
Total current assets	268,100	16,324

Total Assets	268,100	16,324

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	81,482	132,566
Derivative liability	1,328,033	312,878
Accrued officer salary	160,000	120,000
Notes payable and accrued interest - related party	169,524	233,011
Convertible notes, net of unamortized debt discounts of $801,959 and $153,234	212,237	400,743
Total current liabilities	1,951,276	1,199,198

Commitments and contingencies	-	-

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000 shares issued and outstanding as of February 28, 2018 and August 31, 2017	1	1
Common stock, $0.001 par value, 580,000,000 shares authorized 79,683,842 shares issued and outstanding as of February 28, 2018 and 78,226,969 at August 31, 2017	79,683	78,226
Additional paid-in capital	2,413,178	1,852,743
Subscription receivable	(5,372)	(5,372)
Accumulated deficit	(4,170,666)	(3,108,472)
Total stockholders’ equity (deficit)	(1,683,176)	(1,182,874)

Total liabilities and stockholders’ equity (deficit)	268,100	$16,324

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2018	2017	2018	2017

Revenue	$261	$90	$475	$320
Cost of goods sold	184	59	211	93

Net revenue	77	31	264	227

Operating expenses:
General and administrative	44,614	192,352	88,332	258,505
Professional fees	21,865	29,125	63,390	47,098

Total operating expenses	66,479	221,477	151,722	305,603

Net Operating Loss	(66,402)	(221,446)	(151,458)	(305,376)

Other income (expense):
Interest expense	(768,129)	(200,360)	(449,136)	(384,065)
Gain on restructuring of debt	139,323	-	139,323	-
Change in fair value of derivative liability	(256,286)	(333,344)	(600,923)	(266,272)
Total other income (expense), net	(885,092)	(533,704)	(910,736)	(650,337)

Loss before provision for income taxes	(951,494)	(755,150)	(1,062,194)	(955,713)

Provision for income taxes	-	-	-	-

Net loss	$(951,494)	$(755,150)	$(1,062,194)	$(955,713)

Net loss per share - basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Net loss per share - diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding - basic	79,018,149	77,796,692	78,712,224	77,785,938

Weighted average shares outstanding - diluted	79,018,149	77,796,692	78,712,224	77,785,938

See accompanying notes to these financial statements.

SPORT ENDURANCE, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the	For the
	Six Months Ended	Six Months Ended
	February 28,	February 28,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,062,194)	$(955,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	600,923	266,272
Amortization of discount on convertible debt	397,811	368,586
Gain on note exchange	(139,323)	-
Penalty on debt extension	-	182,614
Changes in assets and liabilities:
Accounts receivable	-	45
Inventory	211	(8,751)
Accrued officer salary	40,000	48,000
Interest payable - related party	1,013	178
Accounts payable and accrued liabilities	(4,454)	75,103
Net cash used in operating activities	(166,013)	(23,666)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to acquire assets	0	0
Net cash used in investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments made on convertible notes	-	(50,000)
Proceeds from sale of common stock	-	-
Proceeds from notes payable - related party	35,500	70,000
Repayments of notes payable - related party	(100,000)	-
Proceeds from convertible debt	482,500	-
Net cash provided by financing activities	418,000	20,000

Net increase in cash and cash equivalents	251,987	(3,666)

Cash and cash equivalents at beginning of period	1,442	10,197

Cash and cash equivalents at end of period	$253,429	$6,531

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,087	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable and accrued interest	$84,956	$-
Discount on beneficial conversion feature	$891,168	$353,606
Stock issued for commitment fee	$-	$68,950
Settlement of derivative	$476,936	$451,790
Accrued interest capitalized into principal of convertible notes	$15,823	$22,842

See accompanying notes to these financial statements.

Sport Endurance, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Sport Endurance, Inc. (“the Company”) was incorporated in the State of Nevada on January 3, 2001 (“Inception”). The Company was dormant until it was revived in 2009 with a name change to Sport Endurance, Inc. on August 6, 2009. The Company develops, markets, and distributes quality dietary supplements throughout the United States. As disclosed in Note 11, in March 2018 the Company entered into the cryptocurrency business which commenced when it borrowed $5,000,000 of bitcoin.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had cash and cash equivalents of $253,429 and $1,442 as of February 28, 2018 and August 31, 2017, respectively.

Inventory

Inventory consists of finished goods and is stated at the lower of cost or market by the first-in, first-out method.  The Company is currently marketing three products under the names “Ultra Peak T”, “Sports Leg and Lung Formula” and “Pain-Freeze Recovery Gel” which are included in inventory at February 28, 2018 and August 31, 2017.

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

As of February 28, 2018, and August 31, 2017, the Company’s property and equipment had been fully depreciated. The Company recorded depreciation expense of $0 for the three and six months ended February 28, 2018 and 2017.

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

Revenue Recognition

The Company recognizes revenue upon product delivery. All of our products are shipped through a third-party fulfillment center to the customer and the customer takes title to product and assumes risk and ownership of the product when it is delivered. Shipping charges to customers and sales taxes collectible from customers, if any, are included in revenues.

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

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short-term nature of the instruments.  The Company had no items that required fair value measurement on a recurring basis.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2018 and August 31, 2017. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

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

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU requires that an entity account for the effects of a modification unless the fair value (or calculated value or intrinsic value, if used), vesting conditions and classification (as equity or liability) of the modified award are all the same as for the original award immediately before the modification. The ASU becomes effective for us on January 1, 2018 and will be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in any interim period. We are currently assessing the impact that this standard will have on any awards that are modified once this standard is adopted.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $4,170,666 and a working capital deficit of $1,683,176 as of February 28, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations and repay indebtedness. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Note Receivable

On September 15, 2016, the Company and a third party entered into a stock purchase agreement where the Company sold 100% of the outstanding shares of its shell company, Be Tru Organics, Inc., a Nevada corporation in exchange for a $5,000 promissory note, bearing interest at 10% per month and due November 15, 2016.  During the three months ended November 2016, the Company received $5,000 from the repayment of the note receivable.

Note 4 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	February 28, 2018	August 31, 2017
Trade accounts payable	51,715	106,726
Payroll and related	15,396	9,179
Accrued interest	14,371	16,661
Total	81,482	132,566

Note 5 – Related Party Transactions

During the three months ended February 28, 2018 and 2017, the Company accrued salary in the amount of $16,000 and $24,000, to its President and CEO, David Lelong.  The Company paid Mr. Lelong $8,000 in salary for February 2018.  At February 28, 2018 and August 31, 2017, the Company had accrued salary payable in the amount of $160,000 and $120,000, respectively, due to Mr. Lelong.

The three months ended February 28, 2018, the Company paid Mr. Lelong the amount of $25,000 of principal and $137 of accrued interest on a note payable to Mr. Lelong. At February 28, 2018, the Company owed principal in the amount of $166,500 and accrued interest in the amount of $3,024 on this note to Mr. Lelong.

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

The Company recognized that the conversion feature embedded within its convertible debts is a financial derivative. See note 7. The Generally Accepted Accounting Principles (GAAP) required that the Company’s embedded conversion option be accounted for at fair value. The following schedule shows the change in fair value of the derivative liabilities for the six months ended February 28, 2018:

Derivative
Liability
Liabilities Measured at Fair Value

Balance as of August 31, 2017	$312,878

Issuances	1,013,139

Conversions / redemptions	(142,989)

Revaluation	145,005

Balance as of February 28, 2018	$1,328,033

The derivative liabilities incurred valued based upon the following assumptions and key inputs at February 28, 2018 and August 31, 2017:

	February 28,		August 31,
Assumption	2018		2017
Expected dividends:	0%		0%
Expected volatility:	164.0– 198.1%		37.8– 276.9%
Expected term (years):	0.21 – 1.00	years	0.04 – 0.50	years
Risk free interest rate:	1.44 – 1.86%		0.26– 0.98%
Stock price	$0.50 –0.60		$0.51 – 1.97

Note 7 – Convertible Notes Payable

May 2016 Convertible Notes

On May 11, 2016, the Company entered into Securities Purchase Agreements with certain purchasers (“the Lenders”).  The Company issued 3.5% original issue discount (“OID”) senior secured convertible promissory notes having an aggregate face amount of $440,000 (the “May 2016 Convertible Notes”).  These notes bear interest at a rate of 10% per annum and mature in six months.  The Company received cash proceeds of $424,600 net of the 3.5% original issue discount of $15,400.  At the Lender’s’ option, the principal and accrued interest under the notes are convertible into common stock at a rate of $0.50 per share and have a full reset feature.  The notes are secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 125% during the first 90 days and 130% for the period from the 91st day through maturity. During November 2016, the Company entered into forbearance agreements with the investors extending its time to pay the notes until December 16, 2016.

January and February 2017 Convertible Notes

In December 2016, the Company entered into restructuring agreements with the Lenders under the following terms:   new notes (the “January and February 2017 Convertible Notes”) would be issued for the amounts due under the May 2016 Convertible Notes;  penalties, fees, and accrued interest in the aggregate amount of $212,702 were added to the principal amount due under  the January and February 2017 Convertible Notes; 35,000 shares of common stock were issued as a commitment fee; the January and February 2017 Convertible Notes were  issued at a discount of 3.5%, bear interest at the rate of 10% per annum,  are convertible at a rate of $0.50 per share, and  contain a variable conversion rate whereby, should the Company subsequently sell common stock at a price less than the conversion price, the conversion price of the January and February 2017 Convertible Notes will be reduced to match the lower conversion price. In addition, the proceeds from one of the January and February 2017 Convertible Notes were used to fully redeem one of the May 2016 Convertible Notes. The aggregate original amount of principal due under the January and February 2017 Convertible Notes was $614,258.  Two of the January and February 2017 Convertible Notes in the aggregate amount of $494,340 were due March 31, 2017, and one of the January and February 2017 Convertible Notes in the amount of $119,918 was due August 17, 2017.  In April 2017, the Company received forbearance letters from the Lenders of the January and February 2017 Convertible Notes that were due March 31, 2017 to extend the due date to April 17, 2017 in exchange for principal payments in the aggregate amount of $75,000; on April 18, 2017, the Company received forbearance letters to further extend the due date to May 1, 2017 in exchange for principal payments in the aggregate amount of $45,000; and on May 1 and 2, 2017, the company entered into forbearance agreements with the holders of the January and February 2017 Convertible Notes to extend the due date to June 2, 2017. On June 5 and June 13, 2017, the Company entered into forbearance agreements with the holders of two of the three January and February 2017 Convertible Notes to extend the due dates to December 27, 2017 in exchange for increase in principal in the aggregate amount of $78,907.  On August 17, 2017, the Company entered into a forbearance agreement with the holders of the third January and February Convertible Note to extend the due date to December 27, 2017 in exchange for $10.  At August 31, 2017, three of the January and February 2017 Convertible Notes were outstanding in the aggregate amount of $553,976; these notes are due December 27, 2017. During the three months ended November 30, 2017, the holders of the January and February 2017 Convertible Notes converted an aggregate of $33,865 in principal and $21,248 in accrued interest into 458,333 shares of common stock.

On January 17, 2018, the holders of one of the January and February 2017 Convertible Notes in the principal amount of $241,802 (the “Lender”) purchased the remaining two January and February 2017 Convertible Notes in the aggregate principal amount of $278,309. The Company then entered into an agreement with the Lender to exchange the three January and February 2017 Convertible Notes (the “January 2018 Note Exchange”) in the aggregate principal amount of $520,111 for a new Convertible Note in the principal amount of $542,343 (the “January 2018 Convertible Note”).  The Company recorded a gain in the amount of $139,323 on the January 2018 Note Exchange.

November 2017 Convertible Note

On November 17, 2017, the Company entered into a Securities Purchase Agreement with the Lender.  The Company issued a 3.5% original issue discount (“OID”) senior secured convertible promissory note having an aggregate face amount of $250,000 (the “November 2017 Convertible Note”).  This note bears interest at a rate of 10% per annum and matures in six months.  The Company received cash proceeds of $241,250 net of the 3.5% original issue discount of $8,750.  At the Lender’s option, the principal and accrued interest under the note are convertible into common stock at a rate of $0.50 per share and have a full reset feature.  The note is secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity. In addition, the Company granted the investor the Option to lend the Company $48,250 on or before January 15, 2018.  If the Option is exercised, the Company would issue the investor a $50,000 3.5% original issue discount senior secured convertible promissory note.  As of February 28, 2018, there was an aggregate amount of $250,000 outstanding under the November 2017 Convertible Note.

January 2018 Convertible Note

On January 17, 2018, the Company entered into an agreement with the Lender to exchange the three January and February 2017 Convertible Notes for a new Convertible Note (the “January 2018 Convertible Note”).  The Company exchanged outstanding principal in the amount of $520,111 and accrued interest of $15,823 for the January 2018 Convertible Note with a face amount of $542,343, and an original issue discount of $18,982; derivative liabilities in the aggregate amount of $333,947 were settled, and a new derivative liability in the amount of $730,558 was created. A non-cash gain on restructuring of debt in the amount of $139,323 was recognized on this transaction during the three months ended February 28, 2018.  The January 2018 Convertible Note is a senior secured promissory note, bears interest at a rate of 10% per annum, and matures in 12 months.  At the Lender’s option, the principal and accrued interest under the January 2018 Convertible Note are convertible into common stock at a rate of $0.03 per share and have a full reset feature.  The note is secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity.  On January 29, 2018, the Lender converted $28,148 in principal and $1,808 in accrued interest into 998,540 shares of common stock.  As of February 28, 2018, there was an aggregate amount of $514,195 outstanding under the January 2018 Convertible Note.  The Company recorded a discount in the amount of $542,343 on the January 2018 Convertible Note and amortized the amount of $51,911 to interest expense during the three months ended February 28, 2018.

February 2018 Convertible Note

On February 15, 2018, the Company entered into a Securities Purchase Agreement with the Lender.  The Company issued a 3.5% OID senior secured convertible promissory note with a face amount of $250,000 (the “February 2018 Convertible Note”).  The February 2018 Convertible Note bears interest at a rate of 10% per annum and matures in nine months.  The Company received cash proceeds of $241,250 net of the 3.5% original issue discount of $8,750. At the Lender’s option, the principal and accrued interest under the note are convertible into common stock at a rate of $0.50 per share and have a full reset feature.  The February 2018 Convertible Note is secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity. In addition, the Company granted the Lender 500,000 warrants to purchase 500,000 shares of the Company’s common stock with an exercise price of $0.01. The warrants have a five-year term. A derivative liability in the amount of $489,971 was created with regard to the conversion features and warrants associated with this note; $241,250 was charged to discount on notes payable, and the balance of $248,721 was charged to interest expense during the three months ended February 28, 2018.  As of February 28, 2018, there was an aggregate amount of $250,000 outstanding under the February 2018 Convertible Note.

Note 8 – Related Party Notes Payable

In January and February 2017, the Company’s President and CEO loaned the Company the aggregate amount of $70,000 represented by three notes payable. In April and May 2017, the Company’s President and CEO loaned the Company an additional $134,000 represented by three notes payable; in June and August 2017, the Company’s President and CEO loaned the Company an additional $27,000 represented by two notes payable.  During the six months ended February 28, 2018, the Company’s President and CEO loaned the Company an additional $35,500 represented by four notes payable, and the Company repaid two of the notes in the amount of $100,000. The Company accrued interest expense in the amount of $2,100 and paid accrued interest in the amount of $1,087 under these notes payable during the six months ended February 28, 2018.  At February 28, 2018, the Company has a principal balance in the amount of $166,500 and accrued interest in the amount of $3,024 due to its President and CEO pursuant to these notes payable.

Note 9 – Stockholders’ Equity

Preferred stock
On January 17, 2018, the Board of Directors amended the Company’s Articles of Incorporation to include the right to issue blank check preferred stock.

The Company is authorized to issue 20,000,000 shares, of which 1,000 shares is classified as Series A, of $0.001 par value preferred stock as of February 28, 2018 and August 31, 2017.  The Company has 1,000 shares of preferred stock issued and outstanding as of February 28, 2018 and August 31, 2017.

Common stock
The Company is authorized to issue 580,000,000 shares of $0.001 par value common stock as of February 28, 2018 and August 31, 2017.  The Company had 79,683,842 and 78,226,969 shares of common stock issued and outstanding as of February 28, 2018 and August 31, 2017.

Six Months Ended February 28, 2018 and 2017

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

On January 28, 2018, the Company issued 998,540 shares of common stock, for the conversion of $28,148 of principal and $1,808 of accrued interest of convertible notes payable.

Warrants
The following table summarizes the significant terms of warrants outstanding at February 28, 2018. These warrants may be settled in cash and, unless the underlying shares are registered, via cashless conversion, into shares of the Company’s common stock at the request of the warrant holder. These warrants were granted as part of the February 2018 Convertible Note (See Note7):

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants
$0.01	500,000	4.97	$0.01	500,000	$0.01

	500,000	4.97	$0.01	500,000	$0.01

Transactions involving warrants are summarized as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding at August 31, 2017	-	$-

Granted	500,000	0.01
Exercised	-	$-
Cancelled / Expired	-	-

Warrants outstanding at February 28, 2018	500,000	$0.01

Note 10 – Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short-term nature of the instruments. The Company had no other items that required fair value measurement on a recurring basis.

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

The following summarized the Company’s financial liabilities that are recorded at fair value on a recurring basis at February 28, 2018 and August 31, 2017.

	February 28, 2018
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$1,328,033	$1,328,033

	August 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$312,878	$312,878

Note 11 – Subsequent Events

On March 9, 2018, the Company entered into a Securities Purchase Agreement with the Lender.  The Company issued a 3.5% original issue discount (“OID”) senior secured convertible promissory note having an aggregate face amount of $777,202 (the “March 2018 Convertible Note”).  The March 2018 Convertible Note bears interest at a rate of 10% per annum and matures in nine months.  The Company received cash proceeds of $750,000 net of the 3.5% original issue discount of $27,202.  At the Lender’s option, the principal and accrued interest under the March 2018 Convertible Note are convertible into common stock at a rate of $0.50 per share and have a full reset feature.  The note is secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity.

On March 14, 2018, Yield Endurance, Inc., a New Jersey corporation (“Yield”) and wholly-owned subsidiary of the Company entered into a series of agreements providing Yield with bitcoin (“BTC”) and the ability to enter into transactions with Madison Partners LLC as described below.

Under the terms of the agreements, Yield entered into a Note Purchase Agreement (the “NPA”) with Prism Funding Co. LP (“Prism”) and borrowed $5,000,000 of bitcoin, which loan has been guaranteed by the Company.   Yield issued a 10% original issue discount Senior Secured Convertible Note (the “Senior Note”) in the principal amount of $5,500,000 and received $5,000,000 of bitcoin. The Senior Note is payable 30 days following written demand from Prism and bears interest at a rate of 10% per annum. On the Maturity Date, the Company must repay the Senior Note, as follows: an amount equal to: (a) in the event that the value of bitcoin on the Maturity Date is less than the value of bitcoin on the Closing Date, the principal amount of this Senior Note, plus interest; (b) in the event that the value of bitcoin on the Maturity Date is greater than or equal to the value of bitcoin on the Closing Date, the principal amount of this Senior Note, plus interest, by return of the number of bitcoin delivered to Yield on the Closing Date, provided the total value shall equal or exceed all amounts due and owing under the Note.

As additional consideration, the Company issued to Prism 25,000,000 five-year warrants to purchase the Company’s common stock, exercisable at $0.01 per share.

Yield also entered into a Confidential Bitcoin Lending Program Participation Agreement (the “Bitcoin Agreement”) with Madison Partners LLC (“Madison”) under which Madison will lend Yield’s bitcoin to third parties. Under the Bitcoin Agreement, Madison will pay Yield an amount equal to the following: (a) 10% of the income from bitcoin lending plus (b) 50% of the income in excess of 10% on all bitcoin loans made by Madison using Yield’s bitcoin. In the event that the Senior Note becomes due and payable, Madison agrees to take steps to re-deliver the bitcoin to Yield prior to the Maturity Date, or alternatively, deliver cash equal to the value of the bitcoin on the date of notice of termination of the Bitcoin Agreement. In connection with the NPA, Yield also entered into an Account Control Agreement (the “Control Agreement”).

 The Company repaid its President and Chief Executive Officer $169,715 of principal and interest due under related party notes.
The Company and the Lender had orally agreed to waive the anti-dilution provisions of the February and March Convertible Notes in connection with the issuance of 25,000,000 warrants to Prism.  They entered into a written waiver agreement on March 26, 2018.  Accordingly, the conversion price of these Notes remains at $0.50 per share. The exercise price of the warrants issued to the Lender in connection with the February and March Convertible Notes is at $0.01 per share.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Sport Endurance, Inc. (the “Company”) is a Nevada corporation that currently develops, markets, and distributes quality dietary supplements throughout the United States.  As disclosed in Note 11, in March 2018 the Company entered into the cryptocurrency business which commenced when it borrowed $5,000,000 of bitcoin.

For the six months ended February 28, 2018, we had a net loss of $728,247 compared to a net loss of $955,713 for the six months ended February 28, 2017.  Our accumulated deficit as of February 28, 2018 was $3,836,719.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended February 28, 2018 and 2017

Revenues
The Company had sales of $261 during the three months ended February 28, 2018 compared to $90 for the three months ended February 28, 2017.  The Company had cost of goods sold related to sales in the amount of $184 for net revenue of $77 during the three months ended February 28, 2018 compared to cost of goods sold related to sales in the amount of $59 for net revenue of $31 during the three months ended February 28, 2017.

General and administrative expenses
General and administrative expenses were $44,614 for the three months ended February 28, 2018 compared to $192,352 for the three months ended February 28, 2017, a decrease of $147,738.  The decrease in general and administrative expense for the three months ended February 28, 2018 compared to the three months ended February 28, 2017 was due primarily due to a decrease in financing penalties.  We expect general and administrative expense to increase in future periods.  This expectation is based upon the March 16 agreements described in Note 11 to the financial statements under which we borrowed $5,000,000 of bitcoin and have entered into an agreement with a third party that is using our bitcoin to lend to short sellers.  We expect that if this new business venture is successful, we will expand it and with such expansion need to hire senior level and possibly other employees which will create the increased general and administrative expenses.

Professional fees
Professional fees were $21,865 for the three months ended February 28, 2018 compared to $29,125 for the three months ended February 28, 2018, a decrease of $7,260.  Professional fees consist primarily of legal and accounting fees.  We expect professional fees to increase in future periods.

In connection with the March 2018 Transactions we incurred substantial legal fees and if we are able to enter into additional bitcoin or other cryptocurrency transactions, we may incur additional substantial legal fees

Interest expense
Net interest expense for the three months ended February 28, 2018 was $768,129 compared to $200,360 for the three months ended February 28, 2017, an increase of $567,469.  The increase in net interest expenses for the three months ended February 28, 2018 compared to 2017 was primarily due to the non-cash derivative expense of being in excess of discount on convertible notes during the period.

Gain on restructure of debt
During the three months ended February 28, 2018, the Company exchanged certain convertible notes for a new convertible note which resulted in a non-cash gain in the amount of $139,323.

Change in Fair Value of Derivative Liability
The Company had a non-cash loss of $256,286 on revaluation of derivative liabilities during the three months ended February 28, 2018 compared to a non-cash loss of $333,344 in the three months ended February 28, 2017.  The decrease in the loss was due to mark to market adjustments on our convertible notes.

Net loss
For the reasons above, our net loss for the three months ended February 28, 2018 was $951,494 compared to $755,150 for the three months ended February 28, 2018, an increase in our net loss of $196,344.

Results of Operations for the Six Months Ended February 28, 2018 and February 29, 2017

Revenues
The Company had sales of $475 during the six months ended February 28, 2018 compared to $320 for the six months ended February 29, 2017.  The Company had cost of goods sold related to the sale in the amount of $211 for net revenue of $264 during the six months ended February 28, 2018 compared to cost of goods sold related to sales in the amount of $93 for net revenue of $227 during the six months ended February 28, 2017.

General and administrative expenses
General and administrative expenses were $88,332 for the six months ended February 28, 2018 compared to $258.505 for the six months ended February 29, 2017, a decrease of $170,173.  The decrease in general and administrative expense for the six months ended February 28, 2018 compared to the six months ended February 29, 2017 was due primarily due to a decrease in financing penalties.

Professional fees
Professional fees were $63,390 for the six months ended February 28, 2018 compared to $47,098 for the six months ended February 29, 2017, an increase of $16,292.  Professional fees consist primarily of legal and accounting fees.  We expect professional fees to increase in future periods as we implement our business plan.

Interest expense
Net interest expense for the six months ended February 28, 2018 was $449,136 compared to $384,065 for the six months ended February 28, 2017, an increase of $65,071.  The increase in net interest expenses for the six months ended February 28, 2018 compared to 2017 was primarily due to the expense of derivative in excess of discount on convertible notes during the period.

Gain on restructure of debt
During the six months ended February 28, 2018, the Company exchanged certain convertible notes for a new convertible note which resulted in a gain in the amount of $139,323.

Change in Fair Value of Derivative Liability
The Company had a non-cash loss of $600,923 on revaluation of derivative liabilities during the six months ended February 28, 2018 compared to a non-cash loss of $266,272 during the six months ended February 29, 2017.  The decrease in the loss was due to mark to market adjustments on our convertible notes.

Net loss
For the reasons above, our net loss for six months ended February 28, 2018 was $951,494 compared to $1,062,1943 for the six months ended February 28, 2017, an increase in our net loss of $106,481.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at February 28, 2018 compared to August 31, 2017.

	February 28, 2018	August 31, 2017

Current Assets	$268,100	$16,324

Current Liabilities	$1,951,276	$1,199,198

Working Capital (Deficit)	$(1,683,176)	$(1,182,874)

During the six months ended February 28, 2018, the Company had cash used in operating activities of $166,013.  This primarily consisted of Company’s net loss of $1,062,194, decreased by a change in fair value of derivative liabilities of $727,673, the amortization of discount on convertible debt in the amount of $278,925, and increase by a gain on a note exchange of $139,323.  The Company’s cash position also decreased $28,906 as a result of changes in components of current assets and current liabilities.

During the six months ended February 28, 2018, the Company had no cash flows from investing activities.

During the six months ended February 28, 2018, the Company’s President and CEO, David Lelong, loaned the Company $35,500 represented by four notes payable in September and October 2017.  In addition, the Company repaid Mr. Lelong $101,087, which includes $100,000 principal in addition to $1,087 in accrued interest.

As of April 2, 2018, we had cash and cash equivalents of $624,682. We do not have sufficient working capital to pay our indebtedness which is due in May 2019, to pay the $5.5 million bitcoin note which is payable upon demand plus 30 days, or to pay our operating expenses for the next 12 months. We also owe our Chief Executive Officer $166,500 for demand notes we issued him and $160,000 in back salary.  Our plan for satisfying our cash requirements to pay our debt, including convertible debt, and to remain operational for the next 12 months is through sales of shares of our capital stock or convertible debt. We also expect to convert our convertible debt to preferred stock although we do not have a formal agreement to do so. We anticipate revenue during that same period of time, but as our business is a start-up subject to significant uncertainties there is no assurance that significant revenues will be generated.   For that reason, we are exploring another possible business opportunity. We cannot assure you we will be successful in meeting our working capital needs or that we can develop or acquire another business opportunity.

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

We anticipate that we will incur operating losses in the next 12 months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.  Such risks for us include, but are not limited to, the risks described in our Form 8-K filed on March 9, 2018, as amended (the “Form 8-K).

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the risk factors in the Form 8-K.  Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $3,836,719 and a working capital deficit of $1,683,176 at February 28, 2018, and have reported negative cash flows from operations since Inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Item 1A. Risk Factors.

This item is not applicable to a smaller reporting company. Investors should review the risk factors in the Form 8-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have previously disclosed all sales of securities without registration under the Securities Act of 1933 (the “Act”), other than the following:

On January 29, 2018, the Company issued 998,540 shares of common stock, for the conversion of $28,148 of principal and $1,808 of accrued interest of convertible notes payable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On March 9, 2018, the Company entered into a Securities Purchase Agreement with an investor (the “Lender”).  The Company issued a 3.5% original issue discount (“OID”) senior secured convertible promissory note having an aggregate face amount of $777,202 (the “Junior Note”).  The Junior Note bears interest at a rate of 10% per annum and matures in nine months.  The Company received cash proceeds of $750,000 net of the 3.5% original issue discount of $27,202.  At the Lender’s option, the principal and accrued interest under the Junior Note is convertible into common stock at a rate of $0.50 per share and have a full reset feature.  The Junior Note is secured by all assets of the Company.  The Company at any time may prepay the Junior Note in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity.

On March 14, 2018, Yield Endurance, Inc., a New Jersey corporation (“Yield”) and wholly-owned subsidiary of the Company entered into a series of agreements providing Yield with bitcoin (“BTC”) and the ability to enter into transactions with Madison Partners LLC. Under the terms of the agreements, Yield entered into a Note Purchase Agreement (the “NPA”) with Prism Funding Co. LP (“Prism”) to borrow $5,000,000 of BTC, which loan has been guaranteed by the Company.   Yield issued a 10% original issue discount Senior Secured Convertible Note (the “Senior Note”) in the principal amount of $5,500,000 and received $5,000,000 of BTC. The Senior Note is payable 30 days following written demand from Prism and bears interest at a rate of 10% per annum. On the Maturity Date, the Company must repay the Senior Note, as follows: an amount equal to: (a) in the event that the value of BTC on the Maturity Date is less than the value of BTC on the Closing Date, the principal amount of this Senior Note, plus interest; (b) in the event that the value of BTC on the Maturity Date is greater than or equal to the value of BTC on the Closing Date, the principal amount of this Senior Note, plus interest, by return of the number of BTC delivered to Yield on the Closing Date, provided the total value shall equal or exceed all amounts due and owning under the Note. The Lender also entered into a Subordination Agreement subordinating liens to the debt of Prism.

As additional consideration, the Company issued to Prism 25,000,000 five-year warrants to purchase the Company’s common stock, exercisable at $0.01 per share.

Yield also entered into a Confidential Bitcoin Lending Program Participation Agreement (the “Bitcoin Agreement”) with Madison Partners LLC (“Madison”) under which Madison will lend Yield’s bitcoin to third parties. Under the Bitcoin Agreement, Madison will pay Yield an amount equal to the following: (a) 10% of the income from bitcoin lending plus (b) 50% of the income in excess of 10% on all bitcoin loans made by Madison using Yield’s bitcoin. In the event that the Senior Note becomes due and payable, Madison agrees to take steps to re-deliver the bitcoin to Yield prior to the Maturity Date, or alternatively, deliver cash equal to the value of the bitcoin on the date of notice of termination of the Bitcoin Agreement. In connection with the NPA, Yield also entered into an Account Control Agreement (the “Control Agreement”).

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Exhibit	Filing date
3.1	Articles of Incorporation		S-1	3.1	09/16/09
3.2	Certificate of Amendment to Articles of Incorporation		10-Q	3.2	07/14/17
3.3	Bylaws of Sport Endurance, Inc.		8-K	3.2	4/29/16
3.4	Certificate of Designation of Class A Preferred		S-1/A	3.3	12/31/09
3.5	Certificate of Amendment to Articles of Incorporation		8-K	3.1	3/22/18
4.1	Form of Senior Secured Convertible Promissory Note		8-K	4.1	5/13/16
4.2	Form of Senior Secured Convertible Promissory Note		8-K	4.1	11/20/17
4.3	Form of Option		8-K	4.2	11/20/17
4.4	Original Issue Discount Secured Demand Promissory Note dated March 12, 2018		8-K	4.1	3/14/18
4.5	Common Stock Purchase Warrant dated March 12, 2018		8-K	4.2	3/14/18
4.6	3.5% Original Issue Discount 10% Senior Secured Convertible Promissory Note due December 2018		8-K	4.3	3/14/18
4.7	Form of Common Stock Purchase Warrant dated March 2018		8-K	4.4	3/14/18
10.1	Form of Senior Secured Promissory Notes Agreement dated January 17, 2018		10-Q	10.1	1/18/18
10.2	Form of 3.5% Original Issue Discount 10% Senior Secured Convertible Promissory Note dated January 17, 2018		10-Q	10.2	1/18/18
10.3	Note Purchase Agreement dated March 12, 2018		8-K	10.1	3/14/18
10.4	Form of Guaranty dated March 12, 2018		8-K	10.2	3/14/18
10.5	Confidential BTC Lending Program Participation Agreement dated March 12, 2018		8-K	10.3	3/14/18
10.6	Form of Account Control Agreement dated March 12, 2018		8-K	10.4	3/14/18
10.7	Form of Subordination Agreement dated March 12, 2018		8-K	10.5	3/14/18
10.8	Form of Securities Purchase Agreement dated March 2018		8-K	10.6	3/14/18
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT ENDURANCE, INC.

Date: April 16, 2018	By:	/s/ David Lelong
David Lelong
President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)