Form 10-Q
period 2018-05-31
Sport Endurance, Inc.
filed 2018-08-29
CIK 1471727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 79,683,842 shares of $0.001 par value common stock outstanding as of August 27, 2018.

SPORT ENDURANCE, INC.

FORM 10-Q

Quarterly Period Ended May 31, 2018

EXPLANATORY NOTE

Unless otherwise noted, references in this quarterly report on Form 10-Q (the “Report”) to the “Company,” “we,” “our” or “us” means Sport Endurance, Inc., and unless otherwise noted does not include the Company’s former subsidiary, Yield Endurance, Inc., a New Jersey corporation (“Yield”). This Report treats the subsequent sale of Yield as a discontinued operation.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT ENDURANCE, INC.

CONDENSED BALANCE SHEETS

	May 31,	August 31,
	2018	2017
ASSETS	(Unaudited)
Current assets

Cash and cash equivalents	$299,186	$1,442
Inventory	14,084	14,882
Current assets – discontinued operations	3,897,293	-
Total current assets	4,210,563	16,324

Total Assets	4,210,563	16,324

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	182,726	132,566
Derivative liability	880,192	312,878
Accrued officer salary	160,000	120,000
Notes payable and accrued interest - related party	-	233,011
Convertible notes, net of unamortized debt discounts of $935,037 and $153,234	92,167	400,743
Current liabilities – discontinued operations	5,594,700	-
Total current liabilities	6,909,785	1,199,198

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock Series A, $0.001 par value, 20,000,000 shares authorized, 1,000 shares issued and outstanding as of May 31, 2018 and August 31, 2017	1	1
Preferred stock Series B, $0.001 par value, 805,000 shares authorized, 803,969.73 and 0 shares issued and outstanding as of May 31, 2018 and August 31, 2017, respectively	804	-
Common stock, $0.001 par value, 580,000,000 shares authorized 79,683,842 and 78,226,969 shares issued and outstanding as of May 31, 2018 and August 31, 2017, respectively.	79,683	78,226
Additional paid-in capital	6,444,585	1,852,743
Subscription receivable	-	(5,372)
Accumulated deficit	(9,224,295)	(3,108,472)
Total stockholders' deficit	(2,699,222)	(1,182,874)

Total liabilities and stockholders' deficit	$4,210,563	$16,324

See accompanying notes to these unaudited condensed financial statements.

SPORT ENDURANCE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2018	2017	2018	2017

Revenue	$-	$714	$475	$1,034
Cost of good sold	-	138	211	231

Net revenue	-	576	264	803

Operating expenses:
Selling, general and administrative	181,324	83,322	269,656	341,827
Professional fees	58,187	32,234	121,577	79,332

Total operating expenses	239,511	115,556	391,233	421,159

Net Operating Loss	(239,511)	(114,980)	(390,969)	(420,356)

Other income (expense):
Interest expense	(797,258)	(274,693)	(1,702,312)	(658,758)
Gain on restructuring of debt	10,226	-	149,549
Change in fair value of derivative liability	(456,043)	(75,998)	(601,048)	(342,270)
Total other income (expense), net	(1,243,075)	(350,691)	(2,153,811)	(1,001,028)

Net loss from continuing operations	(1,482,586)	(465,671)	(2,544,780)	(1,421,384)

Net loss from discontinued operations	(3,571,043)	-	(3,571,043)	-

Provision for income taxes	-	-	-	-

Consolidated net loss	$(5,053,629)	$(465,671)	$(6,115,823)	$(1,421,384)

Net loss per share – continuing operations : basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Net loss per share – discontinued operations: basic and diluted	$(0.04)	$(0.01)	$(0.05)	$(0.02)

Weighted average shares outstanding - basic	79,683,842	77,875,973	79,039,656	77,816,280

Weighted average shares outstanding - diluted	79,683,842	77,875,973	79,039,656	77,816,280

See accompanying notes to these unaudited condensed financial statements.

SPORT ENDURANCE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Nine Months Ended	Nine Months Ended
	May 31,	May 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss, continuing operations	$(2,544,780)	$(1,421,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	1,056,966	342,270
Amortization of discount on convertible debt	1,033,549	625,853
Gain on note exchange	(149,549)	-
Penalty on debt extension	-	227,634
Bad debt write off	2,172	-
Changes in assets and liabilities:
Accounts receivable	-	45
Inventory	798	(8,587)
Accrued officer salary	40,000	72,000
Interest payable - related party	(2,011)	893
Accounts payable and accrued liabilities	226,426	73,563
Net cash used in operating activities – continuing operations	(336,429)	(87,713)
Net cash used in operating activities – discontinued operations	(367,327)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments made on convertible notes	-	(125,000)
Proceeds from notes payable - related party	35,500	204,000
Repayments of notes payable - related party	(266,500)	-
Proceeds from convertible debt	1,232,500	-
Net cash provided by financing activities – continuing operations	1,001,500	79,000
Net cash used in financing activities – discontinued operations	-	-

Net increase (decrease) in cash and cash equivalents	297,744	(8,713)

Cash and cash equivalents at beginning of period	1,442	10,197

Cash and cash equivalents at end of period	$299,186	$1,484

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for conversion of debt and accrued interest	$84,956	$25,000
Preferred Stock Series B issued for cancellation of notes payable and accrued interest	$1,860,249	$-
Discount on notes payable due to beneficial conversion feature	$1,655,363	$454,731
Stock issued for commitment fee	$-	$68,950
Settlement of derivative	$1,541,255	$775,106
Accrued interest capitalized into principal of convertible notes	$15,823	$29,362

See accompanying notes to these unaudited condensed financial statements.

Sport Endurance, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company, have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature.

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

In March 2018, the Company, through its then wholly-owned subsidiary Yield, entered into the cryptocurrency business, which commenced when the Company and Yield entered into a series of agreements related to the borrowing of $5,000,000 of bitcoin (the “BTC”). Under the terms of the agreements, Yield entered into a Note Purchase Agreement (the “NPA”) to borrow $5,000,000 of BTC, which loan was guaranteed by the Company (see note 8). As additional consideration, the Company issued to Prism Funding Co. LP (“Prism”) 25,000,000 five-year warrants to purchase the Company’s common stock, exercisable at $0.01 per share.

Yield also entered into a Confidential BTC Lending Program Participation Agreement (the “Bitcoin Agreement”) with Madison Partners LLC (“Madison”) under which Madison would lend Yield’s BTC to third parties. Under the Bitcoin Agreement, Madison will pay Yield an amount equal to the following: (a) 10% of the income from BTC lending plus (b) 50% of the income in excess of the first 10% on all BTC loans made by Madison using Yield’s BTC.

On August 21, 2018, the Company and Yield entered into a series of transactions reversing all of the March 2018 BTC transactions except for the modification of the warrants and transferring Yield to Madison; see note 3.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had cash and cash equivalents of $299,186 and $1,442 as of May 31, 2018 and August 31, 2017, respectively.

Inventory

Inventory consists of finished goods and is stated at the lower of cost or market by the first-in, first-out method.  The Company is currently marketing three products under the names “Ultra Peak T”, “Sports Leg and Lung Formula” and “Pain-Freeze Recovery Gel” which are included in inventory at May 31, 2018 and August 31, 2017.

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

As of May 31, 2018, and August 31, 2017, the Company’s property and equipment had been fully depreciated. The Company recorded depreciation expense of $0 for the three and nine months ended May 31, 2018 and 2017.

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

Revenue Recognition

The Company recognizes revenue from product sales upon product delivery. All of our products are shipped through a third-party fulfillment center to the customer and the customer takes title to product and assumes risk and ownership of the product when it is delivered. Shipping charges to customers and sales taxes collectible from customers, if any, are included in revenues.

For revenue from product sales, the Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification “ASC” 605-15-05. ASC 605-15-05 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the FASB establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short-term nature of the instruments.  The Company had no items that required fair value measurement on a recurring basis.

Fair Value Measurements

ASC 820 Fair Value Measurements defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements.

The following provides an analysis of financial instruments that are measured subsequent to initial recognition at fair value, grouped into Levels 1 to 3 based on the degree to which fair value is observable:

Level 1 - fair value measurements are those derived from quoted prices (unadjusted in active markets for identical assets or liabilities);

Level 2 - fair value measurements are those derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and

Level 3 - fair value measurements are those derived from valuation techniques that include inputs for the asset or liability that are not based on observable market data (unobservable inputs).

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2018 and August 31, 2017. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

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

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common stock outstanding. Diluted net loss per share of common stock is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of shares of common stock outstanding plus potential dilutive securities. For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current GAAP require the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU becomes effective for us on January 1, 2020. The amendments in this ASU will be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $9,224,295 and net working capital deficiency of $2,699,222 as of May 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations and repay indebtedness. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Discontinued Operations

On August 21, 2018, the Company at the request of other parties to the March 2018 agreements cancelled all of the business agreements, related to Yield. The Company’s guaranty of the $5.5 million Note payable was cancelled and the warrants were modified As a result, the Company entered into a Restructuring Agreement and conveyed to Madison its ownership interest in Yield, including the right to continue the business and affairs of Yield stemming from the March 2018 bitcoin transaction in which the Company sought to enter into bitcoin and other cryptocurrency lending arrangements.

Pursuant to the terms of the Restructuring Agreement, the parties agreed to modify the terms of the Former Agreements by (a) assigning to Madison all of the capital stock of Yield to provide for the continuation of the business of Yield as a subsidiary of Madison, (b) terminating the Guaranty Agreement by and between the Company and Prism, and (c) canceling 15,000,000 of 25,000,000 the warrants issued to Prism in connection with the NPA. On the Effective Date, the Company transferred its capital stock of Yield to Madison (the “Transfer”) and terminated the Guaranty Agreement, thus, the Company’s liability for the Senior Note, as defined below, issued pursuant to the NPA, was extinguished upon the Transfer.

In connection with the Restructuring Agreement, the Company entered into a Securities Purchase Agreement with Madison pursuant to which the Company transferred to Madison all of the capital stock of Yield. Further, the parties released each other from claims with respect to the original purchase of the BTC and the Former Agreements. No payments under the Bitcoin Agreement will be required to be made to the Company.

There is no continuing cash inflows our outflows to or from the discontinued operations.

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheets:

	May 31,	August 31,
	2018	2017

Current assets - discontinued operations:
Accounts receivable	$9,415	$-
BTC loan Receivable, net of original issue discount of $500,000	5,000,000	-
Reserve for BTC loan Receivable	(1,112,122)	-
Total current assets - discontinued operations:	$3,897,293	$-

Current liabilities - discontinued operations:
Accrued liabilities	$94,700	$-
Senior note payable	5,500,000	-
Total current liabilities - discontinued operations:	$5,594,700	$-

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations for the three and nine months ended May 31, 2018:

	Three Months Ended
	May 31, 2018
Share income	$(10,870)	$-
Sales, general and administrative	368,782	-
Interest expense	8,488,090	-
Mark to market BTC	1,112,122	-
Cancellation of warrants	(6,387,081)	-
Loss from discontinued operations, net of tax	$3,571,043	$-

	Nine Months Ended
	May 31, 2018
Share income	$(10,870)	$-
Sales, general and administrative	368,782	-
Interest expense	8,488,090	-
Mark to market BTC	1,112,122	-
Cancellation of warrants	(6,387,081)	-
Loss from discontinued operations, net of tax	$3,571,043	$-

The following information presents the major classes of line items constituting significant operating and investing cash flow activities in the consolidated statements of cash flows relating to discontinued operations:

Cash flow: Major line items

	Nine Months Ended
	May 31, 2018	May 31, 2017
Income (Loss)	$(3,571,043)
Amortization of debt discount	$5,500,000	$-
Warrant value in excess of note	$(3,398,991)	$-
Loss on value of BTC	$1,112,122	$-
Accrued liabilities	$94,700	$-

Note 4 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	May 31, 2018	August 31, 2017
Trade accounts payable	$23,815	$106,726
Payroll and related	16,165	9,179
Accrued interest	142,746	16,661
Total	$182,726	$132,566

Note 5 – Related Party Transactions

During the three months ended May 31, 2018 and 2017, the Company accrued salary in the amount of $0 and $96,000 to its President and CEO, David Lelong.  The Company began paying Mr. Lelong his salary of $8,000 per month beginning February 2018. At May 31, 2018 and August 31, 2017, the Company had accrued salary payable in the amount of $160,000 and $120,000, respectively, due to Mr. Lelong.

During the three months ended May 31, 2018, the Company accrued interest in the amount of $191 on a note payable to Mr. Lelong; the Company also paid principal in the amount of $166,500 and accrued interest in the amount of $3,215 on the note payable to Mr. Lelong.  At May 31, 2018, the Company owed principal in the amount of $0 and accrued interest in the amount of $0 on this note to Mr. Lelong.

Note 6 – Derivative Liability

The Company entered into convertible note agreements containing beneficial conversion features and warrants.  One of the features is a ratchet reset provision which allows the note holders to reduce the conversion price should the Company issue equity with an effective price per share that is lower than the stated conversion price in the note agreement (see note 10). The Company accounts for the fair value of the conversion feature in accordance with ASC 815, Accounting for Derivatives and Hedging and EITF 07-05, the embedded derivatives should be bundled and valued as a single, compound embedded derivative, bifurcate treated as a derivative liability. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component in its results of operations.

The Company recognized that the conversion feature embedded within its convertible debts is a financial derivative. See note 7. The GAAP required that the Company’s embedded conversion option be accounted for at fair value. The following schedule shows the change in fair value of the derivative liabilities for the nine months ended May 31, 2018:

Derivative
Liability
Liabilities Measured at Fair Value

Balance as of August 31, 2017	$312,878

Issuances	1,696,794

Conversions / redemptions	(1,730,528)

Revaluation	601,048

Balance as of May 31, 2018	$880,192

The derivative liabilities incurred valued based upon the following assumptions and key inputs at May 31, 2018 and August 31, 2017:

	May 31,	August 31,
Assumption	2018	2017
Expected dividends:	0%	0%
Expected volatility:	121.1 – 246.8%	37.8– 276.9%
Expected term (years):	0.21 – 1.00	0.04 – 0.50
Risk free interest rate:	0.97 – 2.08%	0.26– 0.98%
Stock price	$0.35 – 1.11	$0.51 – 1.97

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

November 2017 Convertible Note

On November 17, 2017, the Company entered into a Securities Purchase Agreement with the Lender.  The Company issued a 3.5% original issue discount (“OID”) senior secured convertible promissory note having an aggregate face amount of $250,000 (the “November 2017 Convertible Note”).  This note bears interest at a rate of 10% per annum and matures in six months.  The Company received cash proceeds of $241,250 net of the 3.5% original issue discount of $8,750.  At the Lender’s option, the principal and accrued interest under the note are convertible into common stock at a rate of $0.50 per share and have a full reset feature.  The note is secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity. In addition, the Company granted the investor the Option to lend the Company $48,250 on or before January 15, 2018.  If the Option is exercised, the Company would issue the investor a $50,000 3.5% original issue discount senior secured convertible promissory note. During the three months ended May 31, 2018, the Company accrued interest in the amount of $12,283 on this note. On May 31, 2018, the Company converted the outstanding balance of principal and interest in the amounts of $250,000 and $13,125, respectively, into a total of 265,782.83 shares of Series B Preferred Stock (see note 10).

January 2018 Convertible Note

On January 17, 2018, the Company entered into an agreement with the Lender to exchange the three January and February 2017 Convertible Notes for a new Convertible Note (the “January 2018 Convertible Note”).  The Company exchanged outstanding principal in the amount of $520,111 and accrued interest of $15,823 for the January 2018 Convertible Note with a face amount of $542,343, and an original issue discount of $18,982; derivative liabilities in the aggregate amount of $333,947 were settled, and a new derivative liability in the amount of $730,558 was created. A non-cash gain on restructuring of debt in the amount of $139,323 was recognized on this transaction during the three months ended February 28, 2018.  The January 2018 Convertible Note is a senior secured promissory note, bears interest at a rate of 10% per annum, and matures in 12 months.  At the Lender’s option, the principal and accrued interest under the January 2018 Convertible Note are convertible into common stock at a rate of $0.03 per share and have a full reset feature.  The note is secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity.  On January 29, 2018, the Lender converted $28,148 in principal and $1,808 in accrued interest into 998,540 shares of common stock.  The Company recorded a discount in the amount of $542,343 on the January 2018 Convertible Note and amortized the amount of $51,911 to interest expense during the three months ended February 28, 2018. During the three months ended May 31, 2018, the Company accrued interest in the amount of $13,125 on this note.  On May 31, 2018, the Company converted the outstanding balance of principal and interest in the amounts of $514,195 and $18,610, respectively, into a total of 538,186.87 shares of Series B Preferred Stock, and amortized the remaining discount in the amount of $68,855 to interest expense (see note 10).

February 2018 Convertible Note

On February 15, 2018, the Company entered into a Securities Purchase Agreement with the Lender.  The Company issued a 3.5% OID senior secured convertible promissory note with a face amount of $250,000 (the “February 2018 Convertible Note”).  The February 2018 Convertible Note bears interest at a rate of 10% per annum and matures in nine months.  The Company received cash proceeds of $241,250 net of the 3.5% original issue discount of $8,750. At the Lender’s option, the principal and accrued interest under the note are convertible into common stock at a rate of $0.50 per share and have a full reset feature.  The February 2018 Convertible Note is secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity. In addition, the Company granted the Lender 500,000 warrants to purchase 500,000 shares of the Company’s common stock with an exercise price of $0.01. The warrants have a five-year term. A derivative liability in the amount of $489,971 was created with regard to the conversion features and warrants associated with this note; $241,250 was charged to discount on notes payable, and the balance of $248,721 was charged to interest expense during the three months ended February 28, 2018.  On March 26, 2018, the Company and the Lender agreed to eliminate the reset feature of this note.  During the three months ended May 31, 2018, the Company accrued interest in the amount of $6,389 on this note; as of May 31, 2018,  principal in the amount of $250,000 was outstanding under the February 2018 Convertible Note.

March 2018 Convertible Note

On March 9, 2018, the Company issued a 3.5% OID senior secured convertible promissory note with a face amount of $777,202 (the “March 2018 Convertible Note”).  The March 2018 Convertible Note bears interest at a rate of 10% per annum and matures in nine months.  The Company received cash proceeds of $750,000 net of the 3.5% original issue discount of $27,202. At the Lender’s option, the principal and accrued interest under the note are convertible into common stock at a rate of $0.50 per share. The February 2018 Convertible Note is secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity. In addition, the Company granted the Lender 1,554,405 warrants to purchase 1,554,405 shares of the Company’s common stock with an exercise price of $0.01. The warrants have a five-year term.  A derivative liability in the amount of $349,708 was created with regard to the conversion features and warrants associated with this note, which was charged to discount on notes payable. On May 9, 2018, the Lender transferred their ownership in $497,458 of principal and $18,042 of accrued interest in the March 2018 Convertible Note to a third party. During the three months ended May 31, 2018, the Company accrued interest in the amount of $13,169 on the March 2018 Convertible.  As of May 31, 2018, principal in the amount of $750,000 was outstanding under the March 2018 Convertible Note.

March 2018 Note to Prism

Under the terms of Former Agreements, Yield issued Prism a 10% original issue discount Senior Secured Convertible Note (the “Senior Note”) in the principal amount of $5,500,000 and received the BTC. The Senior Note was payable 30 days following written demand from Prism (the “Maturity Date”) and with interest at 10% per annum.  Pursuant to the terms of the Restructuring Agreement, the Company’s liability for the Senior Note was extinguished upon the Transfer.

Note 8 – Related Party Notes Payable

In January and February 2017, the Company’s President and CEO loaned the Company the aggregate amount of $70,000 represented by three notes payable. In April and May 2017, the Company’s President and CEO loaned the Company an additional $134,000 represented by three notes payable; in June and August 2017, the Company’s President and CEO loaned the Company an additional $27,000 represented by two notes payable; during the three months ended November 30, 2017, the Company’s President and CEO loaned the Company an additional $35,500 represented by three notes payable.  The aggregate amount loaned to the Company by the President and CEO was $266,500.  During the three months ended November 30, 2017, the Company repaid principal and accrued interest in the amounts of $75,000 and $950, respectively; during the three months ended February 28, 2018, the Company repaid principal and accrued interest in the amounts of $25,000 and $137, respectively; and during the three months ended May 31, 2018, the Company repaid the remaining principal and accrued interest in the amounts of $166,500 and $3,215, respectively.  The Company accrued interest expense in the amount of $2,291 and paid accrued interest in the amount of $4,302 under these notes payable during the nine months ended May 31, 2018.  At May 31, 2018, the Company has a principal balance in the amount of $0 and accrued interest in the amount of $0 due to its President and CEO pursuant to these notes payable.

Note 9 – Stockholders’ Equity

Preferred stock

On January 17, 2018, the Board of Directors amended the Company’s Articles of Incorporation to include the right to issue blank check preferred stock.

The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock as of May 31, 2018 and August 31, 2017.  The Company has issued and outstanding 1,000 shares of Series A preferred stock as of May 31, 2018 and August 31, 2017.

On May 30, 2018, the Company authorized 805,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock is convertible at a rate of $0.03 per share, has a stated value of $0.99 per share, and accrues dividends at the rate of 10% per annum on the stated value. The Series B Convertible Preferred Stock has voting rights equal to those of the underlying common stock. Under certain default condition, the Series B Convertible Preferred Stock is subject to mandatory redemption at 125%, and the conversion price resets to 75% of the market price of the Company’s common stock. On May 31, 2018, the Company issued 803,969.73 shares of Series B Convertible Preferred Stock for the conversion of debt (see note 8). The Company will begin to accrue dividends on the Series B Convertible Preferred Stock on June 1, 2018.

Common stock

The Company is authorized to issue 580,000,000 shares of $0.001 par value common stock as of May 31, 2018 and August 31, 2017.  The Company had 79,683,842 and 78,226,969 shares of common stock issued and outstanding as of May 31, 2018 and August 31, 2017, respectively.

Nine Months Ended May 31, 2018 and 2017

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

Warrants

The following table summarizes the significant terms of warrants outstanding at May 31, 2018:

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants
$0.01	12,054,405	4.78	$0.01	12,054,405	$0.01

	12,054,405	4.78	$0.01	12,054,405	$0.01

Transactions involving warrants are summarized as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding at August 31, 2017	-	$-

Granted	27,054,405	0.01
Exercised	-	-
Cancelled / Expired	(15,000,000)	0.01

Warrants outstanding at May 31, 2018	12,054,405	$0.01

Note 10 – Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the FASB establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short-term nature of the instruments. The Company had no other items that required fair value measurement on a recurring basis.

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following summarized the Company’s financial liabilities that are recorded at fair value on a recurring basis at May 31, 2018 and August 31, 2017.

	May 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$880,192	$880,192

	August 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$312,878	$312,878

Note 11 – Subsequent Events

On August 21, 2018, the Company entered into a series of transactions to restructure its business related to Yield; see notes 1 and 3.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Sport Endurance Inc. (the “Company”) is a Nevada corporation that currently develops, markets, and distributes quality dietary supplements throughout the United States.  As disclosed in Note 1, in March 2018 the Company entered into the cryptocurrency business which commenced when it borrowed $5,000,000 of bitcoin. On August 21, 2018, the Company exited the cryptocurrency business.  See Notes 1 and 3.

For the nine months ended May 31, 2018, we had a net loss of $6,115,823 compared to a net loss of $1,421,384 for the nine months ended May 31, 2017.  Our accumulated deficit as of May 31, 2018 was $9,224,295.  These conditions raise substantial doubt about our ability to continue as a going concern over the next 12 months.

Results of Operations for the Three Months Ended May 31, 2018 and 2017

All accounts reflect the sale of Yield. Results of discontinued operations are excluded from the accompanying results of operations for all periods presented, unless otherwise noted. See note 3 – discontinued operations in the accompanying notes to consolidated financial statements.

Revenues

The Company had sales of $0 during the three months ended May 31, 2018 compared to $714 for the three months ended May 31, 2017.  The Company had cost of goods sold in the amount of $0 for net revenue of $0 during the three months ended May 31, 2018 compared to cost of goods sold in the amount of $138 for net revenue of $576 during the three months ended May 31, 2017.

Selling, general and administrative expenses

General and administrative expenses were $181,324 for the three months ended May 31, 2018 compared to $83,322 for the three months ended May 31, 2017, an increase of $98,002.  The increase was primarily due to an increase in marketing costs.

Professional fees

Professional fees were $58,187 for the three months ended May 31, 2018 compared to $32,234 for the three months ended May 31, 2017, an increase of $25,953.  The increase was due primarily to an increase in investor relations costs.

Interest expense

Net interest expense for the three months ended May 31, 2018 was $797,258 compared to $274,693 for the three months ended May 31, 2017, an increase of $522,565.  The increase was due primarily to the non-cash expense of the amortization of discounts on notes payable during the period.

Gain on restructure of debt

During the three months ended May 31, 2018, the Company exchanged certain convertible notes for a new convertible note which resulted in a gain in the amount of $10,226.  There was no such gain or loss during the nine months ended May 31, 2017.

Change in fair value of derivative liability

The Company had a non-cash loss of $456,043 on revaluation of derivative liabilities during the three months ended May 31, 2018, an increase of $380,045 compared to a non-cash loss of $75,998 in the three months ended May 31, 2017.  The increase in the loss was due to mark to market adjustments on our convertible notes.

Net loss

For the reasons above, our net loss for the three months ended May 31, 2018 was $1,482,586, an increase of $1,016,915 compared to a net loss of $465,671 for the three months ended May 31, 2017.

Results of Operations for the Nine Months Ended May 31, 2018 and May 31, 2017

Revenues

The Company had sales of $475 during the nine months ended May 31, 2018 compared to $1,034 for the nine months ended May 31, 2017.  The Company had cost of goods sold in the amount of $211 for net revenue of $264 during the nine months ended May 31, 2018 compared to cost of goods sold of $231 for net revenue of $803 during the nine months ended May 31, 2017.

Selling, general and administrative expenses

General and administrative expenses were $269,656 for the nine months ended May 31, 2018 compared to $341,827 for the nine months ended May 31, 2017, a decrease of $72,171.  The decrease was due primarily due to a decrease in financing penalties.

Professional fees

Professional fees were $121,577 for the nine months ended May 31, 2018 compared to $79,332 for the nine months ended May 31, 2017, an increase of $42,245.  The increase was due primarily to an increase in legal costs.

Interest expense

Net interest expense for the nine months ended May 31, 2018 was $1,702,312 compared to $658,758 for the nine months ended May 31, 2017, an increase of $1,043,554.  The increase was primarily due to the amortization of discounts on notes payable during the period.

Gain on restructure of debt

During the nine months ended May 31, 2018, the Company exchanged certain convertible notes for a new convertible note which resulted in a gain in the amount of $149,549.  There was no such gain or loss during the nine months ended May 31, 2017.

Change in Fair Value of Derivative Liability

The Company had a non-cash loss of $601,048 on revaluation of derivative liabilities during the nine months ended May 31, 2018, an increase of $258,778 compared to a non-cash loss of $342,270 during the nine months ended May 31, 2017.  The increase in the loss was due to mark to market adjustments on our convertible notes.

Net loss

For the reasons above, our net loss for nine months ended May 31, 2018 was $2,544,780, an increase of $1,123,396 compared to a net loss of $1,421,384 for the nine months ended May 31, 2017.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at May 31, 2018 compared to August 31, 2017.

	May 31, 2018	August 31, 2017

Current Assets	$4,210,563	$16,324

Current Liabilities	$6,909,785	$1,199,198

Working Capital (Deficit)	$(2,699,222)	$(1,182,874)

Including the BTC transactions, during the nine months ended May 31, 2018, the Company had cash used in operating activities of $703,756.  This primarily consisted of Company’s net loss of $6,115,823, decreased by non-cash derivative expense of $1,056,966, amortization of discount on convertible debt in the amount of $6,533,549, non-cash interest expense related to the value of warrants in excess of discount on related notes in the amount of $3,398,991, loss on value of BTC of $1,112,122, and increased by a gain on a note exchange of $149,549, and bad debt write off in the amount of $2,172.  The Company’s cash position also increased $255,798 as a result of changes in components of current assets and current liabilities.

During the nine months ended May 31, 2018, the Company had no cash flows from investing activities.

During the nine months ended May 31, 2018, the Company’s President and CEO, David Lelong, loaned the Company $35,500 represented by four notes payable in September and October 2017.  In addition, the Company repaid Mr. Lelong principal in the amount of $266,500 during the period.  The Company also received cash proceeds in the amount of $1,232,500 from the issuance of convertible debt during the period.

As of July 2, 2018, we had cash and cash equivalents of $272,190. We do not have sufficient working capital to pay our operating expenses for the next 12 months. We also owe our Chief Executive Officer $160,000 in back salary.  Our plan for satisfying our cash requirements to pay our debt, including convertible debt, and to remain operational for the next 12 months is through sales of shares of our capital stock or convertible debt. We also expect to convert our convertible debt to preferred stock although we do not have a formal agreement to do so. We anticipate revenue during that same period of time, but as our business is a start-up subject to significant uncertainties, there is no assurance that significant revenues will be generated.   For that reason, we are exploring another possible business opportunity. We cannot assure you we will be successful in meeting our working capital needs or that we can develop or acquire another business opportunity.

Should we not be able to continue to secure additional financing when needed, we may be required to slow down or suspend our business activities, either of which would have a material adverse effect on our business.

Our future capital requirements will depend on many factors, including the development of our business; the cost and availability of third-party financing for development; the condition of the capital markets in general and for speculative microcap companies; and administrative and legal expenses.

We anticipate that we will incur operating losses in the next 12 months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.  Such risks for us include, but are not limited to, the risks described in our Form 10-K filed on November 29, 2017.

Cautionary Note Regarding Forward Looking Statements

This Report contains forward-looking statements including statements regarding changing the direction of our business, the availability of future financing, and our liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include those relating to the capital markets summarized under Liquidity and Capital Resources and the risk factors in the Form 10-K for fiscal 2017.  Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Going concern.

Our financial statements are prepared using GAAP applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $9,224,295 and net working capital deficit of $2,699,222 at May 31, 2018, and have reported negative cash flows from operations since Inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with GAAP.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accounting estimates that are the most important to the presentation of our results of operations and financial condition, and which require the greatest use of judgment by management, are designated as our critical accounting estimates. We have the following critical accounting estimates:

●	Inventory: Inventories are valued at the lower of cost or market (“LCM”), which requires us to make significant estimates in assessing our inventory balances for potential LCM adjustments.
●

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

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit pursuant to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”)’s rules and forms. Disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, David Lelong, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report.  Based on the evaluation, Mr. Lelong concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have previously disclosed all sales of securities without registration under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Exhibit	Filing date
3.1	Articles of Incorporation		S-1	3.1	09/16/09
3.2	Certificate of Amendment to Articles of Incorporation		10-Q	3.2	07/14/17
3.3	Certificate of Amendment to Articles of Incorporation		8-K	3.1	3/22/18
3.4	Bylaws of Sport Endurance, Inc.		8-K	3.2	4/29/16
3.5	Certificate of Designation of Class A Preferred		S-1/A	3.3	12/31/09
3.6	Certificate of Designation for the Series B Convertible Preferred Stock		8-K	3.1	6/01/18
4.1	Original Issue Discount Secured Demand Promissory Note dated March 12, 2018		8-K	4.1	3/14/18
4.2	Common Stock Purchase Warrant dated March 12, 2018		8-K	4.2	3/14/18
4.3	3.5% Original Issue Discount 10% Senior Secured Convertible Promissory Note due December 2018+		8-K	4.3	3/14/18
4.4	Form of Common Stock Purchase Warrant dated March 2018		8-K	4.4	3/14/18
10.1	Note Purchase Agreement dated March 12, 2018+		8-K	10.1	3/14/18
10.2	Form of Guaranty dated March 12, 2018		8-K	10.2	3/14/18
10.3	Confidential BTC Lending Program Participation Agreement dated March 12, 2018		8-K	10.3	3/14/18
10.4	Form of Account Control Agreement dated March 12, 2018+		8-K	10.4	3/14/18
10.5	Form of Subordination Agreement dated March 12, 2018		8-K	10.5	3/14/18
10.6	Form of Securities Purchase Agreement dated March 2018+		8-K	10.6	3/14/18
10.7	Form of Exchange Agreement+		8-K	10.1	6/01/18
10.9	Form of Restructuring Agreement dated August 21, 2018+		8-K	10.1	8/21/18
10.10	Form of Stock Purchase Agreement dated August 21, 2018+		8-K	10.2	8/21/18
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

+      Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORT ENDURANCE, INC.

Date: August 29, 2018	By:	/s/ David Lelong
David Lelong
President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)