Form 10-Q/A
period 2018-05-31
Sport Endurance, Inc.
filed 2018-12-21
CIK 1471727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 88,012,329 shares of $0.001 par value common stock outstanding as of December 17, 2018.

SPORT ENDURANCE, INC.

FORM 10-Q/A

Quarterly Period Ended May 31, 2018

EXPLANATORY NOTE

Unless otherwise noted, references in this quarterly report on Form 10-Q/A (the “Report”) to the “Company,” “we,” “our” or “us” means Sport Endurance, Inc., and unless otherwise noted does not include the Company’s former subsidiary, Yield Endurance, Inc., a New Jersey corporation (“Yield”). This Report treats the subsequent sale of Yield as a discontinued operation.

Sort Endurance, Inc. is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment” or “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2018, which was originally filed August 29, 2018 (the “Original Filing”). This Amendment amends and restates (the “Restatement”) the following indicated parts of the Original Filing:

The Restatement results from our determination subsequent to the filing date of the Original Filing that we incorrectly recorded derivative liabilities as additional paid-in capital, and the amount of loss attributable to discontinued operations during the three months ended May 31, 2018 in connection with the discontinuance of operations and subsequent sale of our subsidiary company Yield Endurance, Inc. We also made adjustments to our accounting for debt modification and extinguishment in connection with certain transactions involving conversion of debt to common and preferred stock, and modification of debt.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORT ENDURANCE, INC.

CONDENSED BALANCE SHEETS

	May 31,	August 31,
	2018	2017
	(Unaudited)
	(RESTATED)
ASSETS
Current assets

Cash and cash equivalents	$299,186	$1,442
Inventory	14,084	14,882
Current assets – discontinued operations	9,415	-
Total current assets	322,685	16,324

Total Assets	322,685	16,324

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	65,192	132,566
Derivative liability	2,160,805	312,878
Accrued officer salary	160,000	120,000
Notes payable and accrued interest - related party	-	233,011
Convertible notes, net of unamortized debt discounts of $935,037 and $153,234	92,167	400,743
Current liabilities – discontinued operations	17,235,997	-
Total current liabilities	19,714,161	1,199,198

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock Series A, $0.001 par value, 20,000,000 shares authorized, 1,000 shares issued and outstanding as of May 31, 2018 and August 31, 2017	1	1
Preferred stock Series B, $0.001 par value, 805,000 shares authorized, 803,969.73 and 0 shares issued and outstanding as of May 31, 2018 and August 31, 2017, respectively	804	-
Common stock, $0.001 par value, 580,000,000 shares authorized 79,683,842 and 78,226,969 shares issued and outstanding as of May 31, 2018 and August 31, 2017, respectively.	79,683	78,226
Additional paid-in capital	3,349,808	1,852,743
Subscription receivable	-	(5,372)
Accumulated deficit	(22,821,772)	(3,108,472)
Total stockholders' deficit	(19,391,476)	(1,182,874)

Total liabilities and stockholders' deficit	$322,685	$16,324

See accompanying notes to these unaudited condensed financial statements.

SPORT ENDURANCE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	(RESTATED)		(RESTATED)
	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2018	2017	2018	2017

Revenue	$-	$714	$475	$1,034
Cost of goods sold	-	138	211	231

Net revenue	-	576	264	803

Operating expenses:
Selling, general and administrative	181,322	83,322	269,654	341,827
Professional fees	58,187	32,234	121,577	79,332

Total operating expenses	239,509	115,556	391,231	421,159

Net Operating Loss	(239,509)	(114,980)	(390,967)	(420,356)

Other income (expense):
Interest expense	(366,791)	(274,693)	(885,987)	(658,758)
Gain on restructuring of debt	1,172,993	-	1,027,260	-
Loss on conversion of debt	(139,325)	-	(474,649)	-
Change in fair value of derivative liability	(948,132)	(75,998)	(1,489,748)	(342,270)
Total other income (expense), net	(281,255)	(350,691)	(1,823,124)	(1,001,028)

Net loss from continuing operations	(520,764)	(465,671)	(2,214,091)	(1,421,384)

Net loss from discontinued operations	(17,499,209)	-	(17,499,209)	-

Provision for income taxes	-	-	-	-

Consolidated net loss	$(18,019,973)	$(465,671)	$(19,713,300)	$(1,421,384)

Net loss per share – continuing operations: basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Net loss per share – discontinued operations: basic and diluted	$(0.22)	$(0.01)	$(0.22)	$(0.02)

Weighted average shares outstanding – basic and diluted	79,683,842	77,875,973	79,039,656	77,816,280

See accompanying notes to these unaudited condensed financial statements.

SPORT ENDURANCE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	(RESTATED)
	For the	For the
	Nine Months Ended	Nine Months Ended
	May 31,	May 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss, continuing operations	$(2,214,091)	$(1,421,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative expense	1,937,428	342,270
Amortization of discount on convertible debt	350,860	625,853
Gain on note exchange	(1,027,260)	-
Loss on conversion of notes payable	474,649	-
Penalty on debt extension	-	227,634
Bad debt write off	2,172	-
Changes in assets and liabilities:
Accounts receivable	-	45
Inventory	798	(8,587)
Accrued officer salary	40,000	72,000
Interest payable - related party	(2,011)	893
Accounts payable and accrued liabilities	(267,756)	73,563
Net cash used in operating activities – continuing operations	(705,211)	(87,713)
Net cash used in operating activities – discontinued operations	1,455	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments made on convertible notes	-	(125,000)
Proceeds from notes payable - related party	35,500	204,000
Repayments of notes payable - related party	(266,500)	-
Proceeds from convertible debt	1,232,500	-
Net cash provided by financing activities – continuing operations	1,001,500	79,000
Net cash used in financing activities – discontinued operations	-	-

Net increase (decrease) in cash and cash equivalents - continuing operations	296,289	(8,713)
Net increase (decrease) in cash and cash equivalents - discontinued operations	1,455	-

Cash and cash equivalents at beginning of period	1,442	10,197

Cash and cash equivalents at end of period	$299,186	$1,484

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for conversion of debt and accrued interest	$531,477	$25,000
Preferred Stock Series B issued for cancellation of notes payable and accrued interest	$796,732	$-
Discount on notes payable due to beneficial conversion feature	$2,452,508	$454,731
Note payable for loan of BTC	$5,500,000	$-
BTC loan to third party	$5,000,000	$-
Stock issued for commitment fee	$-	$68,950
Settlement of derivative	$-	$775,106
Accrued interest capitalized into principal of convertible notes	$15,823	$29,362

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

Note 2 – Restatement of Financial Statements

The purpose of the restatement is to correct errors in the Company’s previously issued financial statements for the period ended May 31, 2018 in connection with the accounting for (i) discontinued operations, (ii) derivative liabilities, and (iii) conversion and restructure of convertible notes payable.  Generally, some of the entries regarding discontinued operation activities that occurred subsequent to May 31, 2018 were recorded in the period ended May 31, 2018.  Those entries are not recorded in the amended financial statements for the period ended May 31, 2018.

The following notes describe the specific changes to each line item of the financial statements.  For purposes of these notes, “as originally filed” means the financial statements for the three and months ended May 31, 2018 as filed in the Company’s Form 10-Q on August 29, 2018, and “as amended” means the financial statement for the three and nine months ended May 31, 2018 as filed in this amended Form 10-Q/A.

The effects of the restatement on the Company’s consolidated balance sheet as of May 31, 2018 are as follows:

	May 31, 2018
	As Previously	Restatement
	Reported	Adjustment	Note	As Restated
Current assets - discontinued operations	$3,897,293	$(3,887,878)	(1)	$9,415
Total current assets	$4,210,563	$(3,887,878)	(1)	$322,685
Total Assets	$4,210,563	$(3,887,878)	(1)	$322,685
Accounts payable and accrued liabilities	$182,726	$(117,534)	(2)	$65,192
Derivative liability	$880,192	$1,280,613	(3)	$2,160,805
Current liabilities - discontinued operations	$5,594,700	$11,641,297	(4)	$17,235,997
Total current liabilities	$6,909,785	$12,804,376	(5)	$19,714,161
Additional paid-in capital	$6,444,585	$(3,094,777)	(6)	$3,349,808
Accumulated deficit	$(9,224,295)	$(13,597,477)	(7)	$(22,821,772)
Total stockholders' equity (deficit)	$(2,699,222)	$(16,692,254)	(8)	$(19,391,476)
Total liabilities and stockholders' equity (deficit)	$4,210,563	$(3,887,878)	(9)	$322,685

The effects of the restatement on the Company’s consolidated statement of operations for the three and nine months ended May 31, 2018 are as follows:

	Three Months Ended May 31, 2018
	As Previously	Restatement
	Reported	Adjustment		As Restated

Interest expense	$(797,258)	$430,467	(10)	$(366,791)
Gain (loss) on restructuring of debt	$10,226	$1,162,767	(11)	$1,172,993
Gain (loss) on conversion of debt	$-	$(139,325)	(12)	$(139,325)
Change in fair value of derivative liability	$(456,043)	$(492,089)	(13)	$(948,132)
Total other income (expense), net	$(1,243,075)	$(961,820)	(14)	$(281,255)
Net loss from continuing operations	$(1,482,586)	$(961,820)	(15)	$(520,764)
Net income (loss) from discontinued operations	$(3,571,043)	$(13,928,166)	(13)	$(17,499,209)
Consolidated Net loss	$(5,053,629)	$(12,966,344)	(14)	$(18,019,973)
Net loss per share - continuing operations: basic and diluted	$(0.02)	$(0.01)		$(0.01)
Net loss per share - discontinued operations: basic and diluted	$(0.04)	$(0.17)		$(0.22)
Weighted average shares outstanding - basic and diluted	79,683,842	-		79,683,842

	Nine Months Ended May 31, 2018
	As Previously	Restatement
	Reported	Adjustment	Note		As Restated
Interest expense	$(1,702,312)	$816,325	(10a	)	$(885,987)
Gain (loss) on restructuring of debt	$149,549	$877,711	(11a	)	$1,027,260
Gain (loss) on conversion of debt	$-	$(474,649)	(12a	)	$(474,649)
Change in fair value of derivative liability	$(601,048)	$(888,700)	(13a	)	$(1,489,748)
Total other income (expense), net	$(2,153,811)	$(330,687)	(14a	)	$(1,823,124)
Net loss from continuing operations	$(2,544,780)	$(330,687)	(15a	)	$(2,214,091)
Net income (loss) from discontinued operations	$(3,571,043)	$(13,928,166)	(13)		$(17,499,209)
Consolidated Net loss	$(6,115,823)	$(13,597,477)	(14)		$(19,713,300)
Net loss per share - continuing operations: basic and diluted	$(0.03)	$(0.01)			$(0.03)
Net loss per share - discontinued operations: basic and diluted	$(0.05)	$(0.18)			$(0.22)
Weighted average shares outstanding - basic and diluted	79,039,656	-			79,039,656

The effects of the restatement on the Company’s consolidated statement of cash flows nine months ended May 31, 2018 are as follows:

	Nine Months Ended May 31, 2018
	As Previously	Restatement
	Reported	Adjustment	Note	As Restated

Net loss - continuing operations	$(2,544,780)	$330,689	(15a )	$(2,214,091)
Derivative expense	$1,056,966	$880,462	(18)	$1,937,428
Amortization of discount on convertible debt	$1,033,549	$(682,689)	(19)	$350,860
Gain on note exchange	$(149,549)	$(877,711)	(20)	$(1,027,260)
Loss on conversion of debt	$-	$474,649	(21)	$474,649
Accounts payable and accrued liabilities	$226,426	$(494,182)	(22)	$(267,756)
Net cash used in operating activities - continuing operations	$(336,429)	$(368,782)	(23)	$(705,211)
Net cash used in operating activities - discontinued operations	$(367,327)	$368,782	(23)	$1,455
Net increase in cash and cash equivalents - continuing operations	$665,071	$(368,782)	(23)	$296,289
Net increase in cash and cash equivalents - discontinued operations	$(367,327)	$368,782	(23)	$1,455

(1) $3,887,878: Write-off of the balance of the note receivable related to discontinued operations recorded during the period ended May 31, 2018 in the financial statements as originally filed, not recorded during the period ended May 31, 2018 as amended.

(2) ($117,534): Accrued interest on the loan payable related to discontinued operations charged to continuing operations in the financial statements as originally filed, charged to discontinued operations in the financial statements as amended.

(3) $1,280,613:  (i) $570,953: A derivative liability associated with a convertible note payable was charged to additional paid-in capital in the financial statements as originally filed, and charged to derivative liability in the financial statements as amended; (ii) $177,499: A derivative liability associated with the issuance of 500,000 warrants was not recorded in the financial statements as originally filed, and charged to derivative liability in the financial statements as amended; (iii) $532,161: mark to market of the derivative liability associated with 2,054,405 warrants not recorded in the financial statements as originally filed, charged to derivative liability in the financial statements as amended.

(4) $ 11,641,297:  (i) $7,988,090: Fair value of derivative liabilities in connection with 25,000,000 warrants were charged to additional paid-in capital in the financial statements as originally filed, charged to derivative liability in the financial statements as amended; (ii) $3,535,673: Revaluation of the derivative liability associated with the 25,000,000 warrants not recorded in the financial statements as originally filed, charged to derivative liability in the financial statements as amended; (iii)   $117,534: Accrued interest on the loan payable related to discontinued operations charged to continuing operations in the financial statements as originally filed, charged to discontinued operations as amended.

(5) $12,804,376: Net   of (2), (3), and (4) above.

(6) $3,094,777: (i) $570,953: Fair value of the derivative liability associated with a convertible note payable was charged to additional paid-in capital in the financial statements as originally filed, and charged to derivative liability in the financial statements as amended; (ii) $7,988,090:  Fair value of a derivative liability in connection with 25,000,000 warrants in the amount of was charged to additional paid-in capital in the financial statements as originally filed, and charged to derivative liability in the financial statements as amended; (iii) $6,387,081: Fair value of 15,000,000 warrants cancelled in August, 2018, charged to additional paid-in capital in the financial statements as originally filed; not recorded in the financial statements as amended; (iv) net effect of changes in connection with accounting for conversion of convertible notes payable and accrued interest to equity, and restructure of certain convertible notes: $922,815.

(7) $13,597,477:  (i) $4,490,270 write-off of note receivable associated with discontinued operations in the amended financial statement, not in the financial statements as filed;  (ii) $3,535,673 revaluation of derivative liability related to  25,000,000 warrants as of May 31, 2018 in the amended financial statements, not in the financial statements as originally filed; (iii) $177,499 derivative expense – excess value of the derivative liability associated with 500,000  warrants in the amended financial statements, not in the financial statements as originally filed; (iv) $532,161 mark to market 2,054,405 warrants in the amended financial statements, not in the financial statements as originally filed; (v) $602,392: revaluation of Bitcoin at August 21, 2018 made in original financial statements, not in amended financial statements;  (vi) $6,387,081: gain on cancellation of 15,000,000 warrants recorded in the financial statements as  originally filed, not in the amended financial statements; (vii) net effect of changes in connection with accounting for conversion of convertible notes payable and accrued interest to equity, and restructure of certain convertible notes: $922,815.

(8) $16,692,254:  Net of (6) and (7) above.

(9) $3,887,878: Net of (5) and (8) above.

(10) $430,467:  (i) $117,534 interest on note payable charged to continuing operations in the financial statements as originally filed, moved to discontinued operations in the amended financial statements; (ii) $177,499: derivative in excess of principal amount of note associated with 500,000 warrants in amended financial statements, not recorded in financial statements as originally filed; (iii) net effect of changes in connection with accounting for conversion of convertible notes payable and accrued interest to equity, and restructure of certain convertible notes: $490,432.

(10a) $816,325:  (i) $117,534 interest on note payable charged to continuing operations in the financial statements as originally filed, moved to discontinued operations in the amended financial statements; (ii) $177,499: derivative in excess of principal amount of note associated with 500,000 warrants in amended financial statements, not recorded in financial statements as originally filed; (iii) net effect of changes in connection with accounting for conversion of convertible notes payable and accrued interest to equity, and restructure of certain convertible notes: $876,290.

(11) $1,162,767:  net effect of changes in connection with accounting for conversion of convertible notes payable and accrued interest to equity, and restructure of certain convertible notes: $1,162,767.

(11a) $877,711:  net effect of changes in connection with accounting for conversion of convertible notes payable and accrued interest to equity, and restructure of certain convertible notes: $877,711.

(12) $139,325:  net effect of changes in connection with accounting for conversion of convertible notes payable and accrued interest to equity, and restructure of certain convertible notes: $139,325.

(12a) $474,649:  net effect of changes in connection with accounting for conversion of convertible notes payable and accrued interest to equity, and restructure of certain convertible notes: $474,649.

(13) $492,089:  (i) $119,964 revaluation of derivative liability associated with 500,000 warrants in the amended financial statement, not in the financial statements as originally filed; (ii) $412,197 revaluation of derivative liability associated with 1,554,405 warrants in the amended financial statement, not in the financial statements as originally filed; (iii) net effect of changes in connection with accounting for conversion of convertible notes payable and accrued interest to equity, and restructure of certain convertible notes: $40,072.

(13a) $888,700:  (i) $119,964 revaluation of derivative liability associated with 500,000 warrants in the amended financial statement, not in the financial statements as originally filed; (ii) $412,197 revaluation of derivative liability associated with 1,554,405 warrants in the amended financial statement, not in the financial statements as originally filed; (iii) net effect of changes in connection with accounting for conversion of convertible notes payable and accrued interest to equity, and restructure of certain convertible notes: $356,539.

(14): $961,820:  Net of (10), (11), (12), and (13) above.

(14a): $330,687:  Net of (10a), (11a), (12a), and (13a) above.

(15) $961,820: Same as (14) above.

(15a): $330,687:  Same as (15a) above.

(16) $13,928,166:  (i) $4,490,270 Write off of note receivable in amended financial statements, not in financial statements as originally filed; (ii) $3,535,673 Revaluation of derivative liability associated with 25,000,000 warrants at May 31, 2018 in amended financial statements, not in financial statements as originally filed; (iii) $602,392 Revaluation of Bitcoin at August 21, 2018 in financial statements as originally filed, not in amended financial statements;  (iv) $6,387,081 gain on cancellation of 15,000,000 warrants in financial statements as originally filed, not in amended financial statements; (v) $117,534 interest on note payable in discontinued operations in financial statements as amended, in continuing operations in financial statements as originally filed.

(17) $12,966,344: Total of (15) and (16) above.

(17a) $13,957,477:  Net of (15a) and (16) above.

(18) $880,462: (i) $111,281 revaluation of non-warrant derivative liabilities at 11.30.17; (ii) $259,491: revaluation of non-warrant derivative liabilities at 02.28.18; (iii) $119,964:  $119,964 revaluation of derivative liability associated with 500,000 warrants in the amended financial statement, not in the financial statements as originally filed; (iv) $412,197: revaluation of derivative liability associated with 1,554,405 warrants in the amended financial statement, not in the financial statements as originally filed; derivative in excess of principal amount of note associated with 500,000 warrants in amended financial statements, not recorded in financial statements as originally filed; (v) $22,592:  net change attributable to accounting change for gain or loss due to conversion of convertible notes payable and accrued interest to equity, and restructure of certain convertible notes.

(19) $682,689: Net change attributable to accounting change for gain or loss due to conversion of convertible notes payable and accrued interest to equity, and restructure of certain convertible notes.

(20)  $877,711: Net change attributable to accounting change for gain or loss due to conversion of convertible notes payable and accrued interest to equity, and restructure of certain convertible notes.

(21): $474,649:  Net change attributable to accounting change for gain or loss due to conversion of convertible notes payable and accrued interest to equity, and restructure of certain convertible notes.

(22) $494,181: Amount transferred to discontinued operations in the financial statements as amended.

(23) $368,782:  Sum of (15a), (18), (19), (20), (21), and (22) above.

The impacts of the restatement has been reflected throughout these financial statements, including the applicable footnotes, as appropriate.

Note 3  – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $22,821,772 and net working capital deficiency of $19,391,476 as of May 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations and repay indebtedness. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 4  – Discontinued Operations

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

There are no continuing cash inflows our outflows to or from the discontinued operations.

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheets:

	May 31,	August 31,
	2018	2017

Current assets - discontinued operations:
Accounts receivable	$9,415	$-
BTC loan Receivable, net of original issue discount of $500,000	5,000,000	-
Reserve for BTC loan Receivable	(5,000,000)	-
Total current assets - discontinued operations:	$9,415	$-

Current liabilities - discontinued operations:
Accrued liabilities	$212,234	$-
Derivative liabilities	11,523,763
Senior note payable	5,500,000	-
Total current liabilities - discontinued operations:	$17,235,997	$-

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations for the three and nine months ended May 31, 2018:

	Three Months Ended
	May 31, 2018
Share income	$(10,870)	$-
Sales, general and administrative	368,782	-
Interest expense	8,605,624	-
Mark to market BTC	509,730	-
Mark to market derivative liability	3,535,673
Reserve for uncollectible note receivable	4,490,270	-
Loss from discontinued operations, net of tax	$17,499,209	$-

	Nine Months Ended
	May 31, 2018
Share income	$(10,870)	$-
Sales, general and administrative	368,782	-
Interest expense	8,605,624	-
Mark to market BTC	509,730	-
Mark to market derivative liability	3,535,673
Reserve for uncollectible note receivable s	4,490,270	-
Loss from discontinued operations, net of tax	$17,499,209	$-

The following information presents the major classes of line items constituting significant operating and investing cash flow activities in the consolidated statements of cash flows relating to discontinued operations:

Cash flow: Major line items

	Nine Months Ended
	May 31, 2018	May 31, 2017
Income (Loss)	$(17,499,209)
Amortization of debt discount	$5,500,000	$-
Reserve BTC note receivable	$5,000,000
Mark to market fair value of derivative liability	$3,535,673
Warrant value in excess of note	$2,988,090	$-
Loss on value of BTC	$509,730	$-
Accrued liabilities	$486,316	$-

Note 5  – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	May 31, 2018	August 31, 2017
Trade accounts payable	$23,815	$106,726
Payroll and related	16,165	9,179
Accrued interest	25,212	16,661
Total	$65,192	$132,566

Note 6  – Related Party Transactions

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

The Company recognized that the conversion feature embedded within its convertible debts is a financial derivative. See note 7. The GAAP required that the Company’s embedded conversion option be accounted for at fair value. The following schedule shows the change in fair value of the derivative liabilities for the nine months ended May 31, 2018:

Derivative
Liability
Liabilities Measured at Fair Value

Balance as of August 31, 2017	$312,878

Issuances	1,962,098

Conversions / redemptions	(1,247,380)

Revaluation	1,133,209

Balance as of May 31, 2018	$2,160,805

The derivative liabilities incurred valued based upon the following assumptions and key inputs at May 31, 2018 and August 31, 2017:

	May 31,	August 31,
Assumption	2018	2017
Expected dividends:	0%	0%
Expected volatility:	121.1 – 246.8%	37.8– 276.9%
Expected term (years):	0.21 – 1.00	0.04 – 0.50
Risk free interest rate:	0.97 – 2.08%	0.26– 0.98%
Stock price	$0.35 – 1.11	$0.51 – 1.97

Note 8  – Convertible Notes Payable

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

January and February 2017 Convertible Notes

In December 2016, the Company entered into restructuring agreements with the Lenders under the following terms:   new notes (the “January and February 2017 Convertible Notes”) would be issued for the amounts due under the May 2016 Convertible Notes;  penalties, fees, and accrued interest in the aggregate amount of $212,702 were added to the principal amount due under  the January and February 2017 Convertible Notes; 35,000 shares of common stock were issued as a commitment fee; the January and February 2017 Convertible Notes were  issued at a discount of 3.5%, bear interest at the rate of 10% per annum, are convertible at a rate of $0.50 per share, and contain a variable conversion rate whereby, should the Company subsequently sell common stock at a price less than the conversion price, the conversion price of the January and February 2017 Convertible Notes will be reduced to match the lower conversion price. In addition, the proceeds from one of the January and February 2017 Convertible Notes were used to fully redeem one of the May 2016 Convertible Notes. The aggregate original amount of principal due under the January and February 2017 Convertible Notes was $614,258. Two of the January and February 2017 Convertible Notes in the aggregate amount of $494,340 were due March 31, 2017, and one of the January and February 2017 Convertible Notes in the amount of $119,918 was due August 17, 2017. In April 2017, the Company received forbearance letters from the Lenders of the January and February 2017 Convertible Notes that were due March 31, 2017 to extend the due date to April 17, 2017 in exchange for principal payments in the aggregate amount of $75,000; on April 18, 2017, the Company received forbearance letters to further extend the due date to May 1, 2017 in exchange for principal payments in the aggregate amount of $45,000; and on May 1 and 2, 2017, the company entered into forbearance agreements with the holders of the January and February 2017 Convertible Notes to extend the due date to June 2, 2017. On June 5 and June 13, 2017, the Company entered into forbearance agreements with the holders of two of the three January and February 2017 Convertible Notes to extend the due dates to December 27, 2017 in exchange for increase in principal in the aggregate amount of $78,907. On August 17, 2017, the Company entered into a forbearance agreement with the holders of the third January and February Convertible Note to extend the due date to December 27, 2017 in exchange for $10.  At August 31, 2017, three of the January and February 2017 Convertible Notes were outstanding in the aggregate amount of $553,976; these notes are due December 27, 2017. During the three months ended November 30, 2017, the holders of the January and February 2017 Convertible Notes converted an aggregate of $33,865 in principal and $21,248 in accrued interest into 458,333 shares of common stock ; the Company recorded an aggregate loss in the amount of $122,878 on these conversions .

On January 17, 2018, the holders of one of the January and February 2017 Convertible Notes in the principal amount of $241,802 (the “Lender”) purchased the remaining two January and February 2017 Convertible Notes in the aggregate principal amount of $278,309. The Company then entered into an agreement with the Lender to exchange the three January and February 2017 Convertible Notes (the “January 2018 Note Exchange”) in the aggregate principal amount of $520,111 for a new Convertible Note in the principal amount of $542,343 (the “January 2018 Convertible Note”).  The Company revalued the derivative liability associated with the conversion feature associated with January and February 2017 notes, and recorded an expense in the amount of $396,611 related to the change in value. The Company recorded a loss in the amount of $6,409 in connection with  the January 2018 Note Exchange.

November 2017 Convertible Note

On November 17, 2017, the Company entered into a Securities Purchase Agreement with the Lender.  The Company issued a 3.5% original issue discount (“OID”) senior secured convertible promissory note having an aggregate face amount of $250,000 (the “November 2017 Convertible Note”).  This note bears interest at a rate of 10% per annum and matures in six months.  The Company received cash proceeds of $241,250 net of the 3.5% original issue discount of $8,750.  At the Lender’s option, the principal and accrued interest under the note are convertible into common stock at a rate of $0.50 per share and have a full reset feature.  The note is secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity. In addition, the Company granted the investor the Option to lend the Company $48,250 on or before January 15, 2018.  If the Option is exercised, the Company would issue the investor a $50,000 3.5% original issue discount senior secured convertible promissory note. During the three months ended May 31, 2018, the Company accrued interest in the amount of $12,283 on this note. On May 31, 2018, the Company converted the outstanding balance of principal and interest in the amounts of $250,000 and $13,125, respectively, into a total of 265,782.83 shares of Series B Preferred Stock ; the Company recorded a gain on settlement of notes payable in the amount of $130,252 in connection with this transaction (see note 10).

January 2018 Convertible Note

On January 17, 2018, the Company entered into an agreement with the Lender to exchange the three January and February 2017 Convertible Notes for a new Convertible Note (the “January 2018 Convertible Note”).  The Company exchanged outstanding principal in the amount of $520,111 and accrued interest of $15,823 for the January 2018 Convertible Note with a face amount of $542,343, and an original issue discount of $18,982; derivative liabilities in the aggregate amount of $333,947 were settled, and a new derivative liability in the amount of $730,558 was created. A non-cash gain on restructuring of debt in the amount of $139,323 was recognized on this transaction during the three months ended February 28, 2018.  The January 2018 Convertible Note is a senior secured promissory note, bears interest at a rate of 10% per annum, and matures in 12 months.  At the Lender’s option, the principal and accrued interest under the January 2018 Convertible Note are convertible into common stock at a rate of $0.03 per share and have a full reset feature.  The note is secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity.  On January 29, 2018, the Lender converted $28,148 in principal and $1,808 in accrued interest into 998,540 shares of common stock.  The Company recorded a loss of $351,469 on the transaction. During the three months ended May 31, 2018, the Company accrued interest in the amount of $13,125 on this note.  On May 31, 2018, the Company converted the outstanding balance of principal and interest in the amounts of $514,195 and $18,610, respectively, into a total of 538,186.87 shares of Series B Preferred Stock; the Company recorded a gain in the amount of  $933,263 on this transaction.

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

March 2018 Convertible Note

On March 9, 2018, the Company issued a 3.5% OID senior secured convertible promissory note with a face amount of $777,202 (the “March 2018 Convertible Note”).  The March 2018 Convertible Note bears interest at a rate of 10% per annum and matures in nine months.  The Company received cash proceeds of $750,000 net of the 3.5% original issue discount of $27,202. At the Lender’s option, the principal and accrued interest under the note are convertible into common stock at a rate of $0.50 per share. The February 2018 Convertible Note is secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity. In addition, the Company granted the Lender 1,554,405 warrants to purchase 1,554,405 shares of the Company’s common stock with an exercise price of $0.01. The warrants have a five-year term.  A derivative liability in the amount of $349,708 was created with regard to the conversion features and warrants associated with this note, which was charged to discount on notes payable. On May 9, 2018, the Lender transferred their ownership in $497,458 of principal and $18,042 of accrued interest in the March 2018 Convertible Note to a third party.  The Company revalued the derivative liability associated with the conversion feature of the March 2018 note at the time of this restructure, and recorded a gain on revaluation in the amount of $40,072.  The Company also recorded a loss on restructure of notes payable in the amount of $10,226.  During the three months ended May 31, 2018, the Company accrued interest in the amount of $13,169 on the March 2018 Convertible.  As of May 31, 2018, principal in the amount of $750,000 was outstanding under the March 2018 Convertible Note.

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

Note 9  – Related Party Notes Payable

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

Note 10  – Stockholders’ Equity

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

Warrants

The following table summarizes the significant terms of warrants outstanding at May 31, 2018:

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants
$0.01	27,054,405	4.78	$0.01	27,054,405	$0.01

Total	27,054,405	4.78	$0.01	27,054,405	$0.01

Transactions involving warrants are summarized as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding at August 31, 2017	-	$-

Granted	27,054,405	0.01
Exercised	-	-
Cancelled / Expired	-	-

Warrants outstanding at May 31, 2018	27,054,405	$0.01

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following summarized the Company’s financial liabilities that are recorded at fair value on a recurring basis at May 31, 2018 and August 31, 2017.

	May 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$2,160,805	$2,160,805

	August 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$312,878	$312,878

Note 12  – Subsequent Events

On August 21, 2018, the Company, at the request of Prism and  Madison Partners LLC, entered into a restructuring of its business related to Yield Endurance, Inc., a wholly-owned subsidiary of the Company (“Madison” collectively with the Company, Yield, and Prism the “Parties”). As a result, the Company entered into an agreement to convey to Madison its ownership interest in Yield, including the right to continue the business and affairs of Yield stemming from the March 2018 bitcoin transaction in which the Company sought to enter into bitcoin and other cryptocurrency lending arrangements (the “Restructuring Agreement”). Accordingly, the Restructuring Agreement amends certain terms of the Note Purchase Agreement (the “NPA”), the Confidential BTC Lending Program Participation Agreement (the “BTC Agreement”), the Account Control Agreement, the Subordination Agreement, and the Guaranty Agreement (collectively the “Former Agreements”) releasing the Company from such agreements and permitting Yield to continue in such business. Each of the Former Agreements was entered into by certain of the Parties to the Restructuring Agreement as disclosed in the Company’s Form 8-K filed with the Securities and Exchange Commission on March 14, 2018.

Pursuant to the terms of the Restructuring Agreement, the Parties agreed to modify the terms of the Former Agreements by (a) assigning to Madison all of the capital stock of Yield to provide for the continuation of the business of Yield as a subsidiary of Madison, (b) terminating the Guaranty Agreement by and between the Company and Prism, and (c) canceling 15,000,000 of the 25,000,000 warrants issued to Prism in connection with the NPA. On the Effective Date, the Company transferred its capital stock of Yield to Madison (the “Transfer”) and terminated the Guaranty Agreement, thus, the Company’s liability for the Senior Note, issued pursuant to the NPA, was extinguished upon the Transfer.

In connection with the Restructuring Agreement, the Company entered into a Securities Purchase Agreement (the “SPA”) with Madison pursuant to which the Company transferred to Madison all of the capital stock of Yield. Further, the Parties released each other from claims with respect to the original purchase of bitcoin and the Former Agreements. No payments under the BTC Agreement will be required to be made to the Company.

On October 22, 2018, the Company entered into an Exchange Agreement (the “Agreement”) with the Holders of the Company’s outstanding Secured Promissory Notes, 803,969.73 shares of Series B Convertible Preferred Stock, and 12,054,405 of the Company’s outstanding Warrants (collectively the “Securities”). In exchange for the cancellation of the Securities the Company issued the Holders a total of 2,846,356 shares of the Company’s new Series E Convertible Preferred Stock (the “Series E”).

Each share of Series E has a stated value of $0.99 and is convertible into shares of the Company’s common stock at a conversion price of $0.03 per share (subject to adjustments for stock splits, stock dividends, stock combinations, recapitalizations and similar events). The Series E contains price protection from future issuances of securities by the Company at a price below the conversion price then in effect and is redeemable upon the occurrence of certain triggering events.

On October 29, 2018, the Board of Directors of the Company concluded that the Company’s previously issued financial statements, contained within the Company’s quarterly report on Form 10-Q for the period ended May 31, 2018 should no longer be relied upon. The Financial Statements erroneously calculated the Company’s warrant derivative liability. The Company plans to amend and restate the Financial Statements to account for the Company’s error as soon as practicable. The Company’s management discussed the matters with the Company’s independent registered accounting firm.

On November 28, 2018, the Company repurchased 27,271,500 shares of the Company’s common stock (the “Shares”) from two shareholders in a series of private transactions. The Shares were repurchased by the Company for the par value of the Shares or a total of $27,271. Prior to the repurchase the Shares represented approximately 34% of the Company’s outstanding common stock.

On December 13, 2018, the Board of Directors (the “Board”) of the Company elected Michael Young to serve as Chairman of the Board, effective upon the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2018.

Mr. Young will receive $25,000 in annual compensation for his services as a director and Chairman. In connection with his appointment Mr. Young has also received five-year options to purchase 500,000 shares of the Company’s common stock (the “Options”) at the exercise price of $0.26 per share. The Options will vest in four quarterly installments over a one-year period starting on January 1, 2019.

In December 2018, Mr. Young also acquired 12 million shares of the Company’s common stock pursuant to a securities purchase agreement with David Lelong, the Chief Executive Officer and director of the Company, for a total purchase price of $120,000.

In December 2018 the Company closed on a private placement where it received proceeds of approximately $2.8 million before fees from the sale of units of common stock and warrants. In connection with the private placement the Company authorized the issuance of a total of 37,066,668 units where each unit consisted of one share of common stock and a warrant to purchase one half of a share of common stock. At December 20, 2018, a total of 35,599,987 of these shares have been issued.

In December 2018 the Company acquired a minority interest in TruPet, a limited liability company that provides nutritional food, supplements, and pet care products for dogs, cats, and horses.

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

See Notes 1 and 3.

For the nine months ended May 31, 2018, we had a net loss of $2,214,091 compared to a net loss of $1,421,384 for the nine months ended May 31, 2017.  Our accumulated deficit as of May 31, 2018 was $22,821,772.  These conditions raise substantial doubt about our ability to continue as a going concern over the next 12 months.

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

Selling, general and administrative expenses

General and administrative expenses were $181,322 for the three months ended May 31, 2018 compared to $83,322 for the three months ended May 31, 2017, an increase of $98,000.  The increase was primarily due to an increase in marketing costs.

Professional fees

Professional fees were $58,187 for the three months ended May 31, 2018 compared to $32,234 for the three months ended May 31, 2017, an increase of $25,953.  The increase was due primarily to an increase in investor relations costs.

Interest expense

Net interest expense for the three months ended May 31, 2018 was $366,791 compared to $274,693 for the three months ended May 31, 2017, an increase of $92,098.  The increase was due primarily to the non-cash expense of the amortization of discounts on notes payable during the period.

Gain on restructure of debt

During the three months ended May 31, 2018, the Company exchanged certain convertible notes for a new convertible note which resulted in a gain in the amount of $1,027,260.  There was no such gain or loss during the three months ended May 31, 2017.

Loss on conversion of debt

During the three months ended May 31, 2018, the Company recorded a loss in the amount of $139,325 on conversion of debt. There were no such comparable transactions during the three months ended May 31, 2017.

Change in fair value of derivative liability

The Company had a non-cash loss of $948,132 on revaluation of derivative liabilities during the three months ended May 31, 2018, a decrease of $872,134 compared to a non-cash loss of $75,998 in the three months ended May 31, 2017.  The increase in the loss was due to mark to market adjustments on our convertible notes.

Net loss

For the reasons above, our net loss for the three months ended May 31, 2018 was $2520,764, a decrease of $55,093 compared to a net loss of $465,671 for the three months ended May 31, 2017.

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

Interest expense

Net interest expense for the nine months ended May 31, 2018 was $885,987 compared to $658,758 for the nine months ended May 31, 2017, an increase of $227,229.  The increase was primarily due to the amortization of discounts on notes payable during the period.

Gain on restructure of debt

During the nine months ended May 31, 2018, the Company exchanged certain convertible notes for a new convertible note which resulted in a gain in the amount of $1,027,260.  There was no such gain or loss during the nine months ended May 31, 2017.

Loss on conversion of debt

During the three months ended May 31, 2018, the Company recorded a loss in the amount of $474,649 on conversion of debt. There were no such comparable transactions during the three months ended May 31, 2017.

Change in Fair Value of Derivative Liability

The Company had a non-cash loss of $1,489,748 on revaluation of derivative liabilities during the nine months ended May 31, 2018, an increase of $1,147,478 compared to a non-cash loss of $342,270 during the nine months ended May 31, 2017.  The increase in the loss was due to mark to market adjustments on our convertible notes.

Net loss

For the reasons above, our net loss for nine months ended May 31, 2018 was $2,214,091, an increase of $792,707 compared to a net loss of $1,421,384 for the nine months ended May 31, 2017.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at May 31, 2018 compared to August 31, 2017.

	May 31, 2018	August 31, 2017

Current Assets	$322,685	$16,324

Current Liabilities	$19,714,161	$1,199,198

Working Capital (Deficit)	$(19,391,476)	$(1,182,874)

The Company had cash used in operating activities of $705,211 during the nine months ended May 31, 2018.  This primarily consisted of Company’s net loss of $2,214,091, decreased by non-cash derivative expense of $1,937,428, amortization of discount on convertible debt in the amount of $350,860, loss on conversion of debt In the amount of $474,649, and increase in reserve for uncollectible accounts in the amount of $2,172, and increased by a gain on a note exchange of $1,027,260.  The Company’s cash position also decreased by $228,969 as a result of changes in components of current assets and current liabilities.

During the nine months ended May 31, 2018, the Company had no cash flows from investing activities.

During the nine months ended May 31, 2018, the Company had $1,001,500 of cash flow from financing activities, consisting of $1,232,500 proceeds from the issuance of convertible debt, and $35,500 of proceeds from the issuance of notes payable to a related party. The Company also repaid principal in the amount of $266,500 of notes payable to a related party.

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

As of December 20, 2018, we had cash and cash equivalents of $426,366. We do not have sufficient working capital to pay our operating expenses for the next 12 months. We also owe our Chief Executive Officer $160,000 in back salary.  Our plan for satisfying our cash requirements to pay our debt, including convertible debt, and to remain operational for the next 12 months is through sales of shares of our capital stock or convertible debt. We also expect to convert our convertible debt to preferred stock although we do not have a formal agreement to do so. We anticipate revenue during that same period of time, but as our business is a start-up subject to significant uncertainties, there is no assurance that significant revenues will be generated.   For that reason, we are exploring another possible business opportunity. We cannot assure you we will be successful in meeting our working capital needs or that we can develop or acquire another business opportunity.

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

Going concern.

Our financial statements are prepared using GAAP applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $ 22,821,772 and net working capital deficit of $19,391,476 at May 31, 2018, and have reported negative cash flows from operations since Inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

SPORT ENDURANCE, INC.

Date: December 21, 2018	By:	/s/ David Lelong
David Lelong
President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)