Form 10-K
period 2018-08-31
Sport Endurance, Inc.
filed 2018-12-21
CIK 1471727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-161943

SPORT ENDURANCE, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2754069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Prospect Street, Brooklyn, NY 11201

(Address of principal executive offices) (Zip Code)

(646) 846-4280

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☐ Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $6,746,373.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 88,012,329 shares of $0.001 par value common stock outstanding as of December 20, 2018.

SPORT ENDURANCE, INC.

FORM 10-K

Year Ended August 31, 2018

EXPLANATORY NOTE

Unless otherwise noted, references in this registration statement to “Sport Endurance, Inc.,” “Sport Endurance,” the “Company,” “we,” “our” or “us” means Sport Endurance, Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, plans with regard to acquisitions, liquidity, projections, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

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

On March 14, 2018, the Company, through its wholly-owned subsidiary Yield Endurance, Inc. (“Yield”), entered into a series of agreements under which Yield borrowed $5 million of bitcoin (“BTC”). The Company simultaneously entered into transactions with Madison Partners LLC and Prism Funding Co. LP to lend the BTC to third parties. On August 21, 2018, the Company entered into a series of restructuring agreements to unwind the BTC transactions thereby exiting the BTC and cryptocurrency markets.

Previously, the Company marketed for sale of three sport nutritional products which it suspended when the Company elected to enter into the BTC lending business.

The Company is currently seeking to enter into the cannabidiol (“CBD”), hemp, or legal marijuana industries and market various products in one of those industries. As of the date of this report, the Company has no written agreements to acquire any businesses. However, on December 17, 2018,  the Company used a substantial portion of the proceeds from its recent private placement and acquired a minority interest in a privately-held business engaged in the animal health foods business which markets and sells products using marijuana for veterinary medical purposes. We also are engaged in preliminary discussions to acquire that business. We do not have any binding agreements and in any event we would need to complete a large financing. We cannot assure you we will be successful in making any acquisitions.

In December 2018 we closed on a private placement where we received approximately $2.8 million before fees from the sale of units of common stock and warrants. As a result of raising this capital we believe that we are in a position to make an acquisition which can deliver shareholder value.

Our auditors note that the absence of revenues and operations, in the audit report dated December 21, 2018, is a going concern. The going concern statement opinion issued by the independent auditors is the result of a lack of operations and working capital.

The Company cannot pay its short-term debt and will need to raise capital which concerned the independent auditors because there is insufficient cash for operations for the next 12 months.  If we cannot raise sufficient capital, we will cease operations.

ITEM 1A.  RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2.     PROPERTIES

The principal executive office of Sport Endurance is a virtual office located at 81 Prospect Street, Brooklyn, NY 11201. Our telephone number is: (646) 846-4280.

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

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED AUGUST 31, 2018:
First Quarter	$0.77	$0.30
Second Quarter	$0.61	$0.33
Third Quarter	$1.15	$0.52
Fourth Quarter	$1.20	$0.20

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED AUGUST 31, 2017:
First Quarter	$1.90	$1.25
Second Quarter	$1.97	$1.20
Third Quarter	$1.57	$0.20
Fourth Quarter	$1.06	$0.67

(b) Holders of Common Stock

We are authorized to issue 580,000,000 shares of common stock, $0.001 par value per share. As of December 20, 2018, we have 88,012,329 shares of common stock issued and outstanding.  As of December 20, 2018, there were 48 record shareholders of the Company’s common stock.  Equity Stock Transfer is the registrar and transfer agent for our common stock.

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

In December 2018, the Company closed on a private placement to issue shares of common stock and warrants.

(c) Holders of Preferred Stock

We are authorized to issue 20,000,000 shares of preferred stock, $0.001 par value per share. As of December 20, 2018, we have a total of 2,847,356 shares of preferred stock issued and outstanding.  As of December 20, 2018, there were five record shareholders of the Company’s preferred stock.  Equity Stock Transfer is the registrar and transfer agent for our common stock.

Each share of the Company’s Series A Convertible Preferred Stock (the “Series A”) is convertible into three shares of common stock and votes with the holders of the common stock. The Series A does not provide redemption rights and the Series A is treated identically to the common stock for dividend and liquidation purposes. As of December 20, 2018, there were 1,000 shares of Series A outstanding.

On May 30, 2018, the Company authorized 805,000 shares of Series B Convertible Preferred Stock (the “Series B”). The Series B was convertible at a rate of $0.03 per share, had a stated value of $0.99 per share, and accrued dividends at the rate of 10% per annum on the stated value. Subject to blockers, the Series B had voting rights equal to those of the underlying common stock. The Series B accrued 10% dividends on the stated value plus additional amounts on a quarterly basis, contained price protection and purchase rights upon the future issuances of securities by the Company at a price below the conversion price then in effect, and was redeemable upon the occurrence of certain triggering events. On May 31, 2018, the Company issued 803,969.73 shares of Series B for the conversion of debt.

On October 22, 2018, the Company exchanged all of the Company’s outstanding Series B, consisting of the stated value of $795,930, accrued dividends of $39,797, and payment premium in the amount of $198,983; secured promissory notes, consisting of principal in the amount of $1,027,202, accrued interest in the amount of $66,299, and payment premium in the amount of $328,050; and 12,054,405 warrants for the Company’s Series E Convertible Preferred Stock (the “Series E”). The Series E has a stated value of $0.99 and is convertible into shares of the Company’s common stock at a conversion price of $0.03 per share (subject to adjustments for stock splits, stock dividends, stock combinations, recapitalizations and similar events). The Series E accrues 10% dividends on the stated value plus additional amounts on a quarterly basis, contains price protection and purchase rights upon the future issuances of securities by the Company at a price below the conversion price then in effect, and is redeemable upon the occurrence of certain triggering events. As of December 20, 2018, there were 2,846,356 shares of Series E outstanding.

(d) Dividends

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

(e) Securities Authorized for Issuance under Equity Compensation Plans

The Company has not established any compensation plans to which our securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services.

(f) Recent Sales of Unregistered Securities

We have previously disclosed all sales of securities without registration under the Securities Act of 1933 (the “Act”).

(g) Repurchase of Securities

In November 2018 the Company repurchased 27,271,500 shares of the Company’s common stock at par value for a total cost of $27,271.

ITEM 6.     SELECTED FINANCIAL DATA

Not Required

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Outlook

Sport Endurance is a Nevada corporation that is currently seeking to enter into the cannabidiol (“CBD”), hemp, or legal marijuana industries and market various products in one of those industries. As of the date of this report, the Company has no written agreements to acquire any businesses. We cannot assure you we will be successful in making any acquisitions.

For the year ended August 31, 2018, we had a net loss from continuing operations of $1,114,908 compared to a net loss from continuing operations of $1,743,258 for the year ended August 31, 2017.  Our accumulated deficit as of August 31, 2018 was $6,059,291. These conditions raise substantial doubt about our ability to continue as a going concern over the next 12 months.

Results of Operations for the Years Ended August 31, 2018 and 2017

The following table summarizes selected items from the statement of operations for the year ended August 31, 2018 compared to August 31, 2017.

	For the Years Ended
	August 31,		Increase /
	2018	2017	(Decrease)
Gross profit	$264	$1,400	$(1,136)

Selling, general and administrative	528,152	525,438	(2,714)
Operating loss	(527,887)	(524,038)	(3,849)

Total other income (expense)	(587,021)	(1,219,220)	632,199
Net loss from continuing operations	(1,114,908)	(1,743,258)	628,350
Net loss from discontinued operations	(1,835,911)	-	(1,835,911)
Net loss	(2,950,819)	(1,743,258)	(1,207,561)
Preferred stock dividend	(20,280)	-	(20,280)
Net loss available to common shareholders	$(2,971,099)	$(1,743,258)	$(1,227,841)

Revenues

The Company had sales of $475 during the year ended August 31, 2018 compared to $1,734 for the year ended August 31, 2017. The Company had cost of goods sold of $211 for gross profit of $264 for the year ended August 31, 2018, and cost of goods sold related to the sales of $334 for gross profit of $1,400 for the year ended August 31, 2017.

Selling, general and administrative expenses

Selling, general and administrative expenses were $528,152 for the year ended August 31, 2018 compared to $525,438 for the year ended August 31, 2017, an increase of $2,714. Selling, general and administrative expenses consisted primarily of professional fees, marketing costs, general office expenses, travel costs, rent expense, stock service expense and payroll expenses. The increase in general and administrative expenses for the year ended August 31, 2018 was primarily due to marketing costs in the amount of $140,605 and professional fees in the amount of $107,172, offset by financing penalties in the amount of $272,895.

Interest expense

Interest expense for the year ended August 31, 2018 was $1,094,285 compared to $830,676 for the year ended August 31, 2017, an increase of $263,609.  The increase in interest expense was primarily due to amortization of debt discounts on the Company’s convertible notes payable due to an increase in the number of conversions and restructures of the Company’s notes payable during the year ended August 31, 2018.

Gain on restructuring of debt

During the year ended August 31, 2018, the Company restructured certain convertible notes payable which resulted in a net gain in the amount of $1,027,260.  There was no such gain or loss during the year ended August 31, 2017.

Loss on conversion of debt

During the year ended August 31, 2018, the certain of the Company’s convertible notes payable were converted to equity which resulted in a net loss in the amount of $474,648.  There was no such gain or loss during the year ended August 31, 2017.

Change in fair value of derivative liability

The Company has issued convertible promissory notes that contain reset features that required the Company to record a derivative liability.  The Company revalued the derivative liability at August 31, 2018 at $2,317,412.  The net loss on the revaluation of derivative liabilities was  $45,348 for the year ended August 31, 2018, a decrease of $343,196 compared to a loss on revaluation in the amount of $388,544 during the year ended August 31, 2017.

Net loss from continuing operations

For the reasons above, the Company had a net loss from continuing operations for the year ended August 31, 2018 of $1,114,908, a decrease of $628,350 compared to a net loss from continuing operations of $1,743,258 during the year ended August 31, 2017.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at August 31, 2018 compared to August 31, 2017.

	August 31,	August 31,
	2018	2017
Current Assets	$209,076	$16,324

Current Liabilities	$2,858,351	$1,199,198

Working Capital (Deficit)	$(2,649,275)	$(1,182,874)

During the year ended August 31, 2018, the Company had cash used in operating activities of $842,446.  This consisted of Company’s net loss from continuing operations of $1,114,908, increased by the change in fair value of derivative liabilities of $45,348, value of derivative liabilities in excess of principal amount of notes payable of $447,680, amortization of debt discounts of $532,907, and loss on conversion of debt of $474,648, offset by a gain on note exchange of $1,027,260. The Company’s cash position also decreased $203,033 as a result of changes in the components of current assets and current liabilities.

The Company had cash provided by financing activities of $1,001,500 for the year ended August 31, 2018 which consisted of proceeds from convertible debt in the amount of $1,232,500, proceeds from related party notes payable in the amount of $35,500, offset by principal payments made on related party notes payable in the amount of $266,500.

With the proceeds of the Company’s recent private placement and after the making of a $2.2 million loan, the Company had $426,366 of cash  as of December 20, 2018 which should be sufficient to meet our working capital needs for at least the next 12 months. However, it is not likely we can complete an acquisition without completing a financing. The amount and type of financing and its dilution to existing shareholders cannot be determined at this time.

August 31, 2018	August 31, 2017

May 2016 Convertible Notes

On May 11, 2016 the Company entered into Securities Purchase Agreements with certain purchasers (“the Holders”).  The Company issued 3.5% original issue discount (“OID”) senior secured convertible promissory notes having an aggregate face amount of $440,000 (the “May 2016 Convertible Notes”).  These notes bear interest at a rate of 10% per annum and mature in six months.  The Company received cash proceeds of $424,600 net of the 3.5% original issue discount of $15,400.  At the Holders option the principal and accrued interest under the Notes are convertible into common stock at a rate of $0.50 per share and have a full reset feature.  The Notes are secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 125% during the first 90 days and 130% for the period from the 91st day through maturity. During November 2016 Company entered into forbearance agreements with the investors extending its time to pay the Notes until December 16, 2016. In December 2016, the Company entered into agreements with the Lenders to substantially restructure the terms of the May 2016 Convertible Notes; the restructured notes; see January and February 2017 Convertible Notes below.

During the years ended August 31, 2018 and 2017, the Company charged to interest expense the amounts of $0 and $172,735, respectively, in connection with the amortization of the discount on these notes.

$-	$-

August 31, 2018	August 31, 2017

January and February 2017 Convertible Notes

In December 2016, the Company entered into restructuring agreements with the Lenders in connection with the May 2016 Convertible Notes (see above) under the following terms: new notes (the “January and February 2017 Convertible Notes”) would be issued for the amounts due under the May 2016 Convertible Notes;  penalties, fees, and accrued interest in the aggregate amount of $212,702 were added to the principal amount due under  the January and February 2017 Convertible Notes; 35,000 shares of common stock were issued as a commitment fee; the January and February 2017 Convertible Notes were  issued at a discount of 3.5%, bear interest at the rate of 10% per annum, are convertible at a rate of $0.50 per share, and contain a variable conversion rate whereby, should the Company subsequently sell common stock at a price less than the conversion price, the conversion price of the January and February 2017 Convertible Notes will be reduced to match the lower conversion price. In addition, the proceeds from one of the January and February 2017 Convertible Notes were used to fully redeem one of the May 2016 Convertible Notes. The aggregate original amount of principal due under the January and February 2017 Convertible Notes was $614,258. Two of the January and February 2017 Convertible Notes in the aggregate amount of $494,340 were due March 31, 2017, and one of the January and February 2017 Convertible Notes in the amount of $119,918 was due August 17, 2017. In April 2017, the Company received forbearance letters from the Lenders of the January and February 2017 Convertible Notes that were due March 31, 2017 to extend the due date to April 17, 2017 in exchange for principal payments in the aggregate amount of $75,000; on April 18, 2017, the Company received forbearance letters to further extend the due date to May 1, 2017 in exchange for principal payments in the aggregate amount of $45,000; and on May 1 and 2, 2017, the company entered into forbearance agreements with the holders of the January and February 2017 Convertible Notes to extend the due date to June 2, 2017. On June 5 and June 13, 2017, the Company entered into forbearance agreements with the holders of two of the three January and February 2017 Convertible Notes to extend the due dates to December 27, 2017 in exchange for increase in principal in the aggregate amount of $78,907. On August 17, 2017, the Company entered into a forbearance agreement with the holders of the third January and February Convertible Note to extend the due date to December 27, 2017 in exchange for $10.  At August 31, 2017, three of the January and February 2017 Convertible Notes were outstanding in the aggregate amount of $553,976; these notes are due December 27, 2017. During the three months ended November 30, 2017, the holders of the January and February 2017 Convertible Notes converted an aggregate of $33,865 in principal and $21,135 in accrued interest into 458,333 shares of common stock; ; the Company recorded an aggregate loss in the amount of $122,878 on these conversions.

On January 17, 2018, the holders of one of the January and February 2017 Convertible Notes in the principal amount of $241,802 (the “Lender”) purchased the remaining two January and February 2017 Convertible Notes in the aggregate principal amount of $278,309. The Company then entered into an agreement with the Lender to exchange the three January and February 2017 Convertible Notes (the “January 2018 Note Exchange”) in the aggregate principal amount of $520,111 for a new Convertible Note in the principal amount of $542,343 (the “January 2018 Convertible Note”).  The Company revalued the derivative liability associated with the conversion feature associated with January and February 2017 notes and compared it with the derivative liability on the January 2018 convertible note, and recorded an expense in the amount of $396,611 related to the change in value. The Company recorded a loss in the amount of $6,409 on the January 2018 Note Exchange related to the modification of notes.

During the years ended August 31, 2018 and 2017, the Company charged to interest expense the amounts of $153,234 and $154,848, respectively, in connection with the amortization of the discount on these notes.

$-	$553,977

August 31, 2018	August 31, 2017

November 2017 Convertible Note

On November 17, 2017, the Company entered into a Securities Purchase Agreement with the Lender.  The Company issued a 3.5% original issue discount (“OID”) senior secured convertible promissory note having an aggregate face amount of $250,000 (the “November 2017 Convertible Note”).  This note bears interest at a rate of 10% per annum and matures in six months.  The Company received cash proceeds of $241,250 net of the 3.5% original issue discount of $8,750.  At the Lender’s option, the principal and accrued interest under the note are convertible into common stock at a rate of $0.50 per share and have a full reset feature.  The note is secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity. In addition, the Company granted the investor the Option to lend the Company $48,250 on or before January 15, 2018.  If the Option is exercised, the Company would issue the investor a $50,000 3.5% original issue discount senior secured convertible promissory note. During the three months ended May 31, 2018, the Company accrued interest in the amount of $12,283 on this note. On May 31, 2018, the Company converted the outstanding balance of principal and interest in the amounts of $250,000 and $13,125, respectively, into a total of 265,782.83 shares of Series B Preferred Stock; the Company recorded a gain on settlement of notes payable in the amount of $130,252 in connection with this transaction.

During the years ended August 31, 2018 and 2017, the Company charged to interest expense the amounts of $135,307 and $0 respectively, in connection with the amortization of the discount on these notes.

$-	$-

January 2018 Convertible Note

On January 17, 2018, the Company entered into an agreement with the Lender to exchange the three January and February 2017 Convertible Notes for a new Convertible Note (the “January 2018 Convertible Note”).  The Company exchanged outstanding principal in the amount of $520,111 and accrued interest of $15,823 for the January 2018 Convertible Note with a face amount of $542,343, and an original issue discount of $18,982; the Company revalued the derivative liability associated with the conversion feature associated with January and February 2017 notes and compared it with the derivative liability on the January 2018 convertible notes, and recorded an expense in the amount of $396,611 related to the change in value.  A non-cash loss on restructuring of debt in the amount of $6,409 was recognized on this transaction during the year ended August 31, 2018.  The January 2018 Convertible Note is a senior secured promissory note, bears interest at a rate of 10% per annum, and matures in 12 months.  At the Lender’s option, the principal and accrued interest under the January 2018 Convertible Note are convertible into common stock at a rate of $0.03 per share and have a full reset feature.  The note is secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity.  On January 29, 2018, the Lender converted $28,148 in principal and $1,808 in accrued interest into 998,540 shares of common stock.  The Company recorded a loss of $351,769 on the conversion of note payable and accrued interest. During the three months ended May 31, 2018, the Company accrued interest in the amount of $13,125 on this note.  On May 31, 2018, the Company converted the outstanding balance of principal and interest in the amounts of $514,195 and $18,610, respectively, into a total of 538,186.87 shares of Series B Preferred Stock; the Company recorded a gain in the amount of $933,263 on this transaction, and amortized the remaining discount in the amount of $68,855 to interest expense.

During the years ended August 31, 2018 and 2017, the Company charged to interest expense the amounts of $0 and $0, respectively, in connection with the amortization of the discount on these notes.

$-	$-

August 31, 2018	August 31, 2017

February 2018 Convertible Note

On February 15, 2018, the Company entered into a Securities Purchase Agreement with the Lender.  The Company issued a 3.5% OID senior secured convertible promissory note with a face amount of $250,000 (the “February 2018 Convertible Note”).  The February 2018 Convertible Note bears interest at a rate of 10% per annum and matures in nine months.  The Company received cash proceeds of $241,250 net of the 3.5% original issue discount of $8,750. At the Lender’s option, the principal and accrued interest under the note are convertible into common stock at a rate of $0.50 per share and have a full reset feature.  The February 2018 Convertible Note is secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity. In addition, the Company granted the Lender 500,000 warrants to purchase 500,000 shares of the Company’s common stock with an exercise price of $0.01. The warrants have a five-year term. A derivative liability in the amount of $667,470 was created with regard to the conversion features and warrants associated with this note; $241,250 was charged to discount on notes payable, and the balance of $426,220 was charged to interest expense during the three months ended February 28, 2018.  On March 26, 2018, the Company and the Lender agreed to eliminate the reset feature of this note.  During the year ended August 31, 2018, the Company accrued interest in the amount of $13,681 on this note; as of August 31, 2018, principal in the amount of $250,000 was outstanding under the February 2018 Convertible Note. In October 2018, the February 2018 note was converted to a new series of the Company’s preferred stock; see note 12.

During the years ended August 31, 2018 and 2017, the Company charged to interest expense the amounts of $51,388 and $0, respectively, in connection with the amortization of the discount on these notes.

$250,000	$-

March 2018 Convertible Note

On March 9, 2018, the Company issued a 3.5% OID senior secured convertible promissory note with a face amount of $777,202 (the “March 2018 Convertible Note”).  The March 2018 Convertible Note bears interest at a rate of 10% per annum and matures in nine months.  The Company received cash proceeds of $750,000 net of the 3.5% original issue discount of $27,202. At the Lender’s option, the principal and accrued interest under the note are convertible into common stock at a rate of $0.50 per share. The February 2018 Convertible Note is secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity. In addition, the Company granted the Lender 1,554,405 warrants to purchase 1,554,405 shares of the Company’s common stock with an exercise price of $0.01. The warrants have a five-year term.  A derivative liability in the amount of $771,460 was created with regard to the conversion features and warrants associated with this note, which was charged to discount on notes payable. On May 9, 2018, the Lender transferred their ownership in $497,458 of principal and $18,042 of accrued interest in the March 2018 Convertible Note to a third party. The Company revalued the derivative liability associated with the conversion feature of the March 2018 note at the time of this restructure, and recorded a gain on revaluation in the amount of $40,072. During the year ended August 31, 2018, the Company accrued interest in the amount of $37,780 on the March 2018 Convertible.  As of August 31, 2018, principal in the amount of $777,202 was outstanding under the March 2018 Convertible Note. In October 2018, the March 2018 note was converted to a new series of the Company’s preferred stock; see note 12.

During the years ended August 31, 2018 and 2017, the Company charged to interest expense the amounts of $192,978 and $0, respectively, in connection with the amortization of the discount on these notes.

$777,202	$-

	August 31, 2018	August 31, 2017
Total	$1,027,202	$553,977
Less: Unamortized discount	(752,988)	(153,234)
Total, net of discount	$274,214	$400,743

Current portion	$1,027,202	$553,977
Long term	-	-
Total	$1,027,202	$553,977

March 2018 Note to Prism

Under the terms of a series of agreements (the “Former Agreements”), Yield issued Prism Funding Co, LP (“Prism”) a 10% OID Senior Secured Convertible Note (the “Senior Note”) in the principal amount of $5,500,000 and received the BTC. The Senior Note was payable 30 days following written demand from Prism (the “Maturity Date”) and with interest at 10% per annum.  Pursuant to the terms of the restructuring agreement entered into in August 2018, the Company’s liability for the Senior Note was extinguished upon the restructuring of the BTC loan.

October 2018 Securities Exchange

On October 22, 2018, the Company entered into an Exchange Agreement with the holders of the above outstanding Secured Promissory Notes, Series B and Warrants. The Company cancelled the outstanding secured promissory notes, 803,969.73 shares of Series B, and 12,054,405 of the Company’s outstanding Warrants and issued the holders a total of 2,846,356 shares of the Company’s new Series E.

Each share of Series E has a stated value of $0.99 and is convertible into shares of the Company’s common stock at a conversion price of $0.03 per share (subject to adjustments for stock splits, stock dividends, stock combinations, recapitalizations and similar events). The Series E accrues 10% dividends on the stated value plus additional amounts on a quarterly basis, contains price protection and purchase rights upon the future issuances of securities by the Company at a price below the conversion price then in effect, and is redeemable upon the occurrence of certain triggering events.

Related Party Notes

During the year ended August 31, 2017, the Company received loans in the aggregate amount of $231,000 from the Company’s CEO, David Lelong, to fund operations.  These advances were unsecured, non-interest bearing and due on demand.  The Company recorded interest in the amount of $2,011 during the year ended August 31, 2017 related to the advances from Mr. Lelong.

During the year ended August 31, 2018, the Company received loans in the aggregate amount of $35,500 from Mr. Lelong, and accrued interest in the amount of $2,291; the Company also repaid to Mr. Lelong principal and interest in the amounts of $266,500 and $4,302, respectively. At August 31, 2018, the balance due to Mr. Lelong under these loans is $0.

As of November 21, 2018, we had cash and cash equivalents of approximately $62,911.  In October 2018, all outstanding principle on our secured notes in the aggregate amount of $1,027,202 was converted to a new class of the Company’s preferred stock. With the proceeds from our recent private placement we have sufficient working capital for the next 12 months. However, because of the uncertainty of our acquisition plans, it is possible that we may need to complete another financing. We cannot assure you that we will complete an acquisition or if we do, whether we will need to complete another private placement. Any acquisition and financing may be very dilutive.

Our future capital requirements will depend on many factors, including the development of any business we acquire; the cost and availability of third-party financing for development; and administrative and legal expenses.

Going concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $6,059,291 and a working capital deficit of $2,649,275 as of August 31, 2018, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Summary of Significant Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our audited consolidated financial statements appearing elsewhere in this report.

Recently Issued Accounting Standards

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Note 1 to our audited consolidated financial statements appearing elsewhere in this report includes Recent Accounting Pronouncements.

RISK FACTORS

Risks Related to Our Business

Our ability to continue as a going concern is in doubt unless we obtain adequate new debt or equity financing and achieve sufficient sales levels.

As noted above, we have incurred significant net losses to date. We anticipate that we will continue to lose money for the foreseeable future. Additionally, we have negative cash flows from operations. Our continued existence is dependent upon generating sufficient working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, without improvements in our cash flow from operations or new financing, we will have to continue to restrict our expenditures. Working capital limitations have impinged on our day-to-day operations, which contribute to continued operating losses. Our auditors have determined that the Company had insufficient working capital thus raising substantial doubt about the Company’s ability to continue as a going concern.

Because our business model is evolving, we cannot assure you that our business model will be successful. We cannot assure you that we will complete any acquisitions or if we do, such acquisitions will be successful.

Over the last several years, we have been unsuccessful in two unrelated business ventures. Because we see significant potential in the CBD, hemp and legal marijuana business, we are seeking to acquire a business in one of those segments. While we are in preliminary talks to enter into a new business model and acquire a business we have not yet entered into any agreements and we may not be able to complete any proposed acquisition. Any acquisition we complete will be very dilutive to our shareholders, particularly our common shareholders. If the Company is unable to enter into the CBD, hemp, or marijuana industries we will explore opportunities in other areas. Our last two business ventures were unsuccessful and if we are unable to enter into new business, we will likely be required to cease operations.

Because our only material asset is our interest in TruPet LLC, (“TruPet”) a company providing pet care products for dogs, cats, and horses, we are accordingly dependent upon the success of TruPet.

In December 2018 we acquired a minority interest in TruPet which is our only material asset. Currently, we have limited independent means of generating revenue and are almost exclusively reliant on TruPet. Deterioration in the financial condition, earnings or cash flow of TruPet for any reason could limit or impair its ability to pay distributions to us or decrease the value of our interest in TruPet, which may have a material adverse effect on our ability to operate. Further, TruPet is privately held and we may be unable to liquidate our interest in the future, and we may receive limited information concerning its business and financial condition.

Because we rely upon our CEO, we may sustain material harm if he ceases to work for us.

We have one employee – our CEO. In the past, we have borrowed funds from him and deferred paying his salary in order to remain operational. If our CEO finds a more lucrative position or is otherwise unavailable, we may experience substantial harm to our business operations.

If we cannot manage our growth effectively, we may not become profitable.

Businesses which grow rapidly often have difficulty managing their growth. Our staff presently consists of our CEO. If we grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

Being a public company involves increased administrative costs, which could result in lower net income and make it more difficult for us to attract and retain key personnel.

As a public company which voluntarily files reports under the Securities Exchange Act of 1934 (the “Exchange Act,”) we incur significant legal, accounting and other expenses. For example, in connection with being a public company, we may have to create new board committees, implement additional internal controls and disclosure controls and procedures, adopt an insider trading policy and incur costs relating to preparing and distributing periodic public reports. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our Board, particularly to serve on our audit committee. New reporting requirements applicable to public companies adopted by Congress, or new rules interpreting new or existing Exchange Act requirements, could create additional controls and procedures which may increase our costs of complying with the Exchange Act. We may not be able to absorb these costs of being a public company which will negatively affect our business operations.

Because of our small size and lack of multiple employees, we do not have effective internal controls which may cause our financial statements to be misleading and not in compliance with generally accepted accounting principles.

We have one employee who is our CEO. Accordingly, for that reason alone our internal controls are ineffective. We have a number of material weaknesses which, if not remediated following completion of any acquisition, could cause us to have material errors in the reporting of our financial statements including presenting misleading results of operations and a misleading balance sheet.

Risks Related to our Investment  in TruPet

Government regulation, scrutiny, warnings and public perception could increase TruPet’s costs of production and increase TruPet’s legal and regulatory expenses.

Manufacturing, processing, labeling, packaging, storing and distributing pet products are activities subject to extensive federal, state and local regulation, as well as foreign regulation. In the United States, these operations are regulated by the Food and Drug Administration (the “FDA”), and various state and local public health and agricultural agencies. The FDA Food Safety Modernization Act of 2011 provides direct recall authority to the FDA and includes a number of other provisions designed to enhance food safety, including increased inspections by the FDA of domestic and foreign food facilities and increased review of food products imported into the United States. In addition, many states have adopted the Association of American Feed Control Officials’ model pet food regulations or variations thereof, which generally regulate the information manufacturers provide about pet food. Complying with government regulation can be costly or may otherwise adversely affect TruPet’s business. Failure to comply with applicable laws and regulations could subject TruPet to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could in turn have a material adverse effect on our business, financial condition and results of operations.

Because TruPet is engaged in a highly competitive business, if TruPet is unable to compete effectively, our results of operations could be adversely affected.

The pet food industry is highly competitive. There are numerous brands and products that compete for shelf space and sales, with competition based primarily upon brand recognition and loyalty, product packaging, quality and innovation, taste, nutrition, breadth of product line, price and convenience. TruPet faces strong competition from competitors’ products that are sometimes sold at lower prices. Price gaps between products may result in market share erosion and harm TruPet’s business. Additionally, competitors may have broader product lines, substantially greater financial and other resources and/or lower fixed costs than TruPet has. Competitors may also prove to be more successful in marketing and selling their products or may be better able to increase prices to reflect cost pressures. TruPet may not compete successfully with these other companies or maintain or grow the distribution of their products which may have a material adverse effect on our business, financial condition and results of operations.

If the ingredients used in TruPet’s products are contaminated, alleged to be contaminated or are otherwise rumored to have adverse effects, our results of operations could be adversely affected.

TruPet buys ingredients from a variety of third-party suppliers. If these materials are alleged or prove to include contaminants that affect the safety or quality of their products or are otherwise rumored to have adverse effects, for any reason, TruPet may sustain the costs of and possible litigation resulting from a product recall and  need to find alternate ingredients for their products, delay production of their products, or discard or otherwise dispose of products, which could adversely affect our results of operations.

Restrictions imposed in reaction to outbreaks of animal diseases could have a material adverse effect on our business, financial condition and results of operations.

The cost of the protein-based ingredients has been adversely impacted in the past by the publicity surrounding animal diseases, such as bovine spongiform encephalopathy, or “mad cow disease.” As a result of extensive global publicity and trade restrictions imposed to provide safeguards against mad cow disease, the cost of alternative sources of the protein-based ingredients has from time-to-time increased significantly and may increase again in the future if additional cases of mad cow disease are found.

If mad cow disease or other animal diseases, such as foot-and-mouth disease or highly pathogenic avian influenza, also known as “bird flu,” impacts the availability of any ingredients used by TruPet in their products, they may be required to locate alternative sources for those ingredients. Those sources may not be available to sustain their current sales volumes, may be costlier and may affect the quality and nutritional value of their products which could adversely affect our results of operations.

Risks related to CBD, Hemp, and Marijuana business ventures and the cannabis industry.

The marijuana industry faces strong opposition from existing pharmaceutical companies and other drug related businesses.

It is believed by many that large well-funded businesses may have a strong economic opposition to the marijuana industry.  We believe that the pharmaceutical industry clearly does not want to cede control of any product that could generate significant revenue.  For example, medical marijuana will likely adversely impact the existing market for opioids, pain killers and other medications sold by mainstream pharmaceutical companies.  Further, the medical marijuana industry could face a material threat from the pharmaceutical industry, should marijuana displace other drugs or encroach upon the pharmaceutical industry’s products.  The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical marijuana movement.  Any inroads the pharmaceutical industry could make in halting or impeding the marijuana industry could have a detrimental impact on our proposed business.

Our failure to comply with controlled substance legislation could restrict or harm our ability to develop and commercialize our products.

The marijuana industry is, and will likely continue to be, subject to wide-ranging laws and regulations of the United States (federal and state) and other governments in countries where we may develop and market CBD, hemp, and marijuana products. We must comply with all regulatory requirements if we expect to be successful.

Most countries are parties to the Single Convention on Narcotic Drugs of 1961, as amended, which governs international trade and domestic control of narcotic substances, including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to us obtaining marketing approval in foreign countries for any CBD, hemp, or marijuana based products we develop. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be marketed or achieving such amendments to the laws and regulations may take a prolonged period of time.

Any CBD, hemp, or marijuana based product prospect that we may develop for use in the United States, will be subject to United States controlled substance laws and regulations that will require us, along with our collaborators and licensees, to expend time, money and effort in all areas of regulatory compliance, including, if applicable, manufacturing, production, quality control and assurance and clinical trials. Any failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, could adversely affect the results of our business operations and our financial condition.

The constant evolution of laws and regulations affecting the research and development of CBD, hemp and marijuana products could detrimentally affect our business. Laws and regulations related to the therapeutic uses of cannabis products are subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations or alleged violation of these laws could disrupt our business and result in a material adverse effect on our operations, including our ability to conduct clinical trials that are a prerequisite to our ability to commercialize CBD, hemp and marijuana products. We cannot predict the nature of any future laws, regulations, interpretations or applications of laws and regulations and it is possible that new laws and regulations may be enacted in the future that will be directly applicable to our business.

Because marijuana remains illegal under federal law in the United States and is subject to varying levels of criminalization and regulation under state laws, we may face obstacles from federal government enforcement of its laws.

CBD, hemp and marijuana products are dependent on state laws and regulations pertaining to such industry. Under federal law, marijuana remains illegal.

Marijuana is a schedule-I controlled substance and is illegal under federal law in the United States. We are not certain whether we will acquire any business in the United States.  Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with any future business plans regarding marijuana.

As of November 30, 2018, 31 states and the District of Columbia allow its citizens to use medical marijuana and 10 states including the District of Columbia have legalized cannabis for adult use. The state laws are in conflict with the federal act, which makes marijuana use and possession illegal on a national level.

The previous administration under President Obama issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the Controlled Substances Act. The Cole Memo noted that the Department of Justice is committed to using its investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way and was not seeking to target a variety of marijuana related “crimes”. In 2018, the U.S. Attorney General issued guidance stating that the Cole Memo was rescinded stating that the “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.” Former Attorney General Jeff Sessions was very vocal in his zeal to enforce the federal marijuana laws.

It is unclear at this time whether the Trump administration will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement. We may be irreparably harmed by a change in enforcement policies of the federal government depending on the nature of such change.

As the possession and use of cannabis is illegal under the Federal Controlled Substances Act, we may be deemed to be aiding and abetting illegal activities by providing CBD, hemp, or marijuana products. As a result, we may be subject to enforcement actions by law enforcement authorities, which would materially and adversely affect our business.

Under federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, and transfer of marijuana is illegal. Our proposed business provides services to customers who may be engaged in the business of possession, use, cultivation, and/or transfer of marijuana. As a result, law enforcement authorities, in their attempt to regulate the illegal use of marijuana, may seek to bring an action or actions against us, including, but not limited to, a claim of aiding and abetting another’s criminal activities. The federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

The CBD, hemp, or marijuana industries are subject to a variety of federal and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

If we enter into the CBD, hemp, or marijuana industries we will be subject to a variety of laws in the United States. Cannabis and cannabis derived products continue to be categorized as a Schedule I controlled substance under the federal Controlled Substances Act and subject to the Controlled Substances Import and Export Act (the “CSIEA”). Hemp and CBD products are distinguished from marijuana by the 2014 US Farm Bill (the “Farm Bill”) and are considered hemp, as long as no part of the plant exceeds a Tetrahydrocannabinol (“THC”) concentration of more than 0.3 percent on a dry weight basis. Section 7606 of the Farm Bill, titled “Legitimacy of Industrial Hemp Research,” gave authorization to state departments of agriculture and institutions of higher learning, in states that have legalized hemp cultivation, to grow the crop for research and pilot programs. Since the implementation of the 2014 Farm Bill, more than 30 states have passed laws regarding industrial hemp, therefore, we would not be subject to the Controlled Substances Act or CSIEA with regard to those products.

If signed into law, the 2018 Farm Bill (which includes the Hemp Farming Act of 2018) will change hemp’s status as a designated controlled substance and will legalize hemp under federal law by exempting it/removing it from the reach of the Controlled Substances Act, thus allowing the legal sale of CBD derived from hemp in all 50 states. The 2018 Farm Bill was approved by Congress in December 2018 and is expected to be signed into law by President Trump.

Nonetheless, violations of any United States federal laws and regulations, such as the Controlled Substances Act and the CSIEA, could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings initiated by either the United States federal government or private citizens or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and involve significant costs and expenses, including legal fees. We also need to comply with the laws of foreign countries, if any, in which we will sell our products. We could also suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures.

Federal laws and regulations may hinder the Company’s ability to establish and maintain bank accounts

The U.S. federal law prohibitions on the sale of marijuana may result in the Company being restricted from accessing the U.S. banking system and the Company may be unable to deposit funds in federally insured and licensed banking institutions if it enters the marijuana market. If the Company enters the marijuana business banking restrictions could be imposed which will hinder the Company’s ability to conduct business.

If we fail to comply with applicable regulations, it could prevent us from being able to carry on our business.

United States inspectors routinely assess CBD and hemp companies for compliance with applicable regulatory requirements. Furthermore, the import of products into other jurisdictions, is subject to the regulatory requirements of the respective jurisdiction. Any failure by us to comply with the applicable regulatory requirements could require extensive changes to our operations; result in regulatory or agency proceedings or investigations, increased compliance costs, damage awards, civil or criminal fines or penalties or restrictions on our operations, harm our reputation or give rise to material liabilities or a revocation of our licenses and other permits. There can be no assurance that any pending or future regulatory or agency proceedings, investigations or audits will not result in substantial costs, a diversion of management’s attention and resources or other adverse consequences to us and our business.

Because there has been limited study on the effects of cannabis, future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis.

Research in the United States and internationally regarding the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids (such as CBD or THC) remains in relatively early stages. There have been few clinical trials on the benefits of cannabis or CBD conducted.

Future research and clinical trials may draw opposing conclusions to statements contained in current articles, reports and studies regarding cannabis or could reach different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing or other facts and perceptions related to cannabis, which could adversely affect social acceptance of cannabis and the demand for such products.

It may be illegal now, or in the future, to own, buy, or sell non-marijuana cannabis-based products in one or more states or countries.

While we believe the Farm Bill permits the sale of hemp derived CBD products, individual states may pass legislation which makes the distribution or sale of Hemp or CBD products illegal. If passed the 2018 Farm Bill will likely reduce restrictions on hemp. In July 2018 the California Department of Health issued a memo stating that hemp derived CBD products are not approved for sale in the State of California. At the same time, California has legalized marijuana for both recreational and medical purposes. Such restrictions on CBD or similar restrictions on other non-marijuana cannabis products may restrict or limit our ability to sell products and may adversely affect an investment in us. Inconsistent state laws and regulations will increase our compliance costs and may adversely affect our future business.

Because we compete for market share with other companies, we may not be successful and our future revenues may be materially and adversely affected.

We face, and we expect to continue to face, intense competition from many other competitors including hemp companies, cannabis companies and pharmaceutical and biotech companies that sell prescription pain drugs. In addition, it is possible that the cannabis industry will undergo consolidation, creating larger companies with financial resources, manufacturing and marketing capabilities and product offerings that are greater than ours. As a result of this competition, we may be unable to maintain our operations or develop them as currently proposed, on terms we consider acceptable, or at all. We expect to face additional competition from new market entrants that are selling and marketing new cannabis products and marijuana. If a significant number of new competitors begin selling products, we may experience increased competition for market share and may experience downward price pressure on our products as new entrants increase production.

We also face competition from black market participants selling cannabis and cannabis-based products. These competitors may be able to offer products with higher concentrations of THC than we are authorized to produce and use delivery methods that we are currently prohibited from offering to individuals. The competition presented by these participants, and any unwillingness by consumers currently utilizing these unlicensed distribution channels to begin purchasing from legal producers for any reason, or any inability of law enforcement authorities to enforce existing laws prohibiting the unlicensed cultivation and sale of cannabis and cannabis-based products, could adversely affect our market share, result in increased competition through the black market for cannabis or have an adverse impact on the public perception of cannabis use and licensed cannabis producers and dealers.

If the number of users of cannabis increases, the demand for products will increase. This could result in competition in the cannabis industry becoming more intense as current and future competitors begin to offer an increasing number of diversified cannabis products. Conversely, if there is a contraction in the market for cannabis, resulting from the legalization of marijuana or otherwise, competition for market share may increase.

If we make an acquisition in one of the fields we are contemplating, we will be subject to risks inherent in an agricultural business, including the risk of crop failure.

CBD, hemp, and marijuana products employ cannabis which is grown in an agricultural process. As such, our business will be subject to the risks inherent in the agricultural business, including risks of crop failure presented by weather, water availability, insects, plant diseases and similar agricultural risks. In particular, hemp is grown in western states, most of which face chronic water shortages. There can be no assurance that these risks will not entirely interrupt our activities or have a material adverse effect on our business.

Because CBD, hemp, and marijuana products will be subject to changing and evolving customer tastes we may not successfully adopt to these changes.

The markets for our products are subject to changing customer tastes and the need to create and market new products. Demand for marijuana products are influenced by the popularity of certain aesthetics, cultural and demographic trends, marketing and advertising expenditures, legality concerns, and general economic conditions. Because these factors can change rapidly, customer demand also can shift quickly. Some goods appeal to customers for only a limited time. The success of new product introductions depends on various factors, including product selection and quality, sales and marketing efforts, timely production, legality of the cannabis strain being used in the product and delivery and customer acceptance. We may not always be able to respond quickly and effectively to changes in customer taste and demand due to the amount of time and financial resources that may be required to bring new products to market. The inability to respond quickly to market changes could have a material adverse effect on our financial condition and results of operations.

If we enter the CBD, hemp or marijuana business, we will be subject to significant competition from businesses which will likely have greater financial, managerial and marketing resources which may cause us to be unsuccessful.

The proposed businesses we are seeking to enter are rapidly growing. Current competitors include companies with significant financial, management and marketing resources. Further major beer companies with their vast resources are entering the market. It is likely any acquisition will be of an early stage company with limited revenue and size. If we acquire a business in the CBD, hemp or marijuana business, we will face significant competition and we may not successfully compete.

Risk Related To Our Capital Stock

Because we have no operating history in the business we seek to enter we may face many of the risks and difficulties that start-up issuers frequently face.

Assuming we make an acquisition of an early stage business, we will also face many of the risks and difficulties that start up issuers face.

These risks include the ability to:

●     Compete with larger companies in the market;

●     Develop an effective business plan;

●     Meet customer standards;

●     Implement our advertising and marketing plan;

●     Attain customer loyalty;

●     Maintain strategic relationships which the target company may have and develop new strategic relationships;

●     Continue to develop and upgrade the target’s products or services; and

●     Attract, retain, and motivate qualified personnel.

Our future will depend on our ability to raise additional capital and bring our service and products to the marketplace, which requires careful planning to provide a service and products that meet customer standards without incurring unnecessary cost and expense.

As a result of our recent financings including the issuance of the Series E, we are obligated to issue a substantial number of additional shares of common stock, which will dilute our present shareholders.

In October 2018, we issued Series E Convertible Preferred stock. These transactions obligate us to potentially issue 93,929,748 shares of common stock and will accrue interest to issue additional shares. The exercise, conversion or exchange of convertible securities, including for other securities, will dilute the percentage ownership of our shareholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert such securities at a time when we would be able to obtain additional equity capital on terms more favorable than such securities or when our common stock is trading at a price higher than the exercise or conversion price of the securities. The exercise or conversion of outstanding securities will have a dilutive effect on the securities held by our shareholders. We have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other shareholders not participating in such exchange.

Because our common stock is subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock, which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the OTCQB is presently less than $5.00 per share and therefore we are considered a “penny stock” according to SEC rules. Further, we do not expect our stock price to rise above $5.00 in the immediate future. The “penny stock” designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority, a growing number of broker-dealers will not permit investors to purchase and sell or otherwise make it difficult to sell shares of penny stocks. In late 2018 Merrill Lynch announced that its customers could no longer buy or sell “penny stocks” for the accounts of its customers. The “penny stock” designation may continue to have a depressive effect upon our common stock price.

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

Our articles of incorporation and applicable Nevada laws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s written promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

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

Because of the price of our common stock, third parties may decline to do business with us.

As of the close of business on December 20, 2018, the price of our common stock was $0.32 as reported on the OTCQB. The holders of our Series E may convert their Series E into a large number of shares of our common stock which may cause the price of our common stock to remain low. Because of the low price of our common stock, we may face reluctance by third parties to enter into business with us. As a result of our low stock price, we may continue to lose business opportunities in the future. If our stock price does not increase or if we are unable to enter into agreements with third parties, we likely will be unable to continue operations.

If our common stock becomes subject to a “chill” imposed by the Depository Trust Company (the “DTC”), your ability to sell your shares may be limited.

The DTC acts as a depository or nominee for street name shares that investors deposit with their brokers. DTC in the last several years has increasingly imposed a chill or freeze on the deposit, withdrawal and transfer of common stock of issuers whose common stock trades on the tiers of the OTC Markets like that of the Company. Depending on the type of restriction, a chill or freeze can prevent shareholders from buying or selling shares and prevent companies from raising money. A chill or freeze may remain imposed on a security for a few days or an extended period of time (in at least one instance a number of years). While we have no reason to believe a chill or freeze will be imposed against our common stock in the future, if it were your ability to sell your shares would be limited. In such event, your investment will be adversely affected.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Disclosure about any acquisition we may make;
•	Regulatory changes including new laws and rules which adversely affect our current or future business;
•	Our public disclosure of the terms of any financing which we consummate in the future;
•	Our failure to generate material revenues;
•	Our failure to become profitable;
•	Our failure to raise working capital;
•	Announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;
•	Changes in our management;
•	The sale of large numbers of shares of common stock which we may register;
•	Short selling activities; or
•	Changes in market valuations of similar companies.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

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

Our common stock may be affected by limited trading volume and price fluctuations, which could adversely impact the value of our common stock.

Until recently, there has been limited trading in our common stock and there can be no assurance that an active trading market in our common stock will either develop or be maintained. Our common stock has experienced, and is likely to experience in the future, price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our products or future business will be stable or appreciate over time.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our shareholders sell substantial amounts of our outstanding common stock preferred stock, convertible notes issuable upon the exercise of outstanding convertible securities, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, could make it difficult to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of our restricted common stock will be freely tradable upon the earlier of: (i) effectiveness of any registration statement covering such shares and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 (or other applicable exemption) under the Act.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sport Endurance, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sport Endurance, Inc. and Subsidiaries (collectively, the “Company”) as of August 31, 2018, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended August 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2018, and the results of its operations and its cash flows for the year ended August 31, 2018, in conformity with U.S. generally accepted accounting principles. The consolidated balance sheets as of August 31, 2017, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended August 31, 2017 and related notes were audited by another accounting firm.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, will require additional capital to fund its current operating plan, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2018.

New York, NY

December 21, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

November 29, 2017

Sport Endurance, Inc.

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2018	2017
ASSETS
Current assets

Cash and cash equivalents	$199,674	$1,442
Inventory	9,402	14,882
Total current assets	209,076	16,324

Total assets	$209,076	$16,324

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$106,445	$132,566
Dividends payable	20,280	-
Derivative liability	2,317,412	312,878
Accrued officer salary	140,000	120,000
Notes payable and accrued interest - related party	-	233,011
Convertible notes, net of unamortized debt discounts of $752,990 and $153,234, respectively	274,214	400,743
Total current liabilities	2,858,351	1,199,198

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 19,194,000 and 19,999,000 shares undesignated and unissued as of August 31, 2018 and 2017, respectively	-	-
Series A Preferred stock, $0.001 par value, 1,000 shares designated, 1,000 shares issued and outstanding as of August 31, 2018 and 2017	1	1
Series B Convertible Preferred stock, $0.001 par value, 805,000 shares designated, 803,969.73 and 0 shares issued and outstanding as of August 31, 2018 and 2017, respectively (Liquidation preference $0.99)	804	-
Common stock, $0.001 par value, 580,000,000 shares authorized, 79,683,842 and 78,226,969 shares issued and outstanding as of August 31, 2018 and 2017, respectively	79,683	78,226
Additional paid-in capital	3,329,528	1,852,743
Subscription receivable	-	(5,372)
Accumulated deficit	(6,059,291)	(3,108,472)
Total stockholders' deficit	(2,649,275)	(1,182,874)

Total liabilities and stockholders' deficit	$209,076	$16,324

See accompanying notes to the consolidated financial statements.

Sport Endurance, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	August 31,	August 31,
	2018	2017

Revenue	$475	$1,734
Cost of goods sold	211	334

Gross profit	264	1,400

Operating expenses:
Selling, general, and administrative	528,151	525,438

Total operating expenses	528,151	525,438

Loss from operations	(527,887)	(524,038)

Other income (expense):
Interest on notes payable	(111,407)	(48,372)
Interest on notes payable – related parties	(2,291)	(2,011)
Interest expense – amortization of discount on notes payable	(532,907)	(780,293)
Interest expense – fair value of derivative in excess of notes payable	(447,680)	-
Gain on restructuring of debt	1,033,669	-
Loss on restructuring of debt	(6,409)	-
Loss on conversion of debt	(474,648)	-
Loss on change in fair value of derivative liability	(45,348)	(388,544)
Total other (expense)	(587,021)	(1,219,220)

Net loss from continuing operations before tax	(1,114,908)	(1,743,258)

Provision for income tax	-	-

Net loss from continuing operations after tax	(1,114,908)	(1,743,258)

Net loss from discontinued operations, net of taxes	(1,835,911)	-

Net loss	$(2,950,819)	$(1,743,258)

Preferred stock dividend	(20,280)	-

Net loss available to common shareholders	$(2,971,099)	$(1,743,258)

Net loss per share available to common shareholders - continuing operations: basic and diluted	$(0.01)	$(0.02)

Net loss per share available to common shareholders - discontinued operations: basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding - basic and diluted	79,202,026	77,918,654

See accompanying notes to the consolidated financial statements.

Sport Endurance, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

								Common
	Preferred Stock		Preferred Stock				Additional	Stock		Total
	Series A		Series B		Common Stock		Paid-In	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, August 31, 2016	1,000	$1	-	$-	77,775,303	$77,775	$718,487	$(5,372)	$(1,365,214)	$(574,323)

Issuance of commitment shares	-	-	-	-	35,000	35	68,915	-	-	68,950
Derivative reclass from liability to equity upon redemption	-	-	-	-	-	-	1,015,757	-	-	1,015,757
Issuance of shares for conversion of note payable and accrued interest	-	-	-	-	416,666	416	49,584	-	-	50,000
Net loss for the period	-	-	-	-	-	-	-	-	(1,743,258)	(1,743,258)
Balance, August 31, 2017	1,000	1	-	-	78,226,969	78,226	1,852,743	(5,372)	(3,108,472)	(1,182,874)

Conversion of notes payable and accrued interest to common stock	-	-	-	-	1,456,873	1,457	701,137	-	-	702,594
Conversion of notes payable and accrued interest to Preferred Stock Series B	-	-	803,969.73	804	-	-	795,928	-	-	796,732
Write-off subscriptions receivable	-	-	-	-	-	-	-	5,372	-	5,372
Preferred stock dividend	-	-	-	-	-	-	(20,280)	-	-	(20,280)
Net loss for the period	-	-	-	-	-	-	-	-	(2,950,819)	(2,950,819)
Balance, August 31, 2018	1,000	$1	803,969.73	$804	79,683,842	$79,683	$3,329,528	$-	$(6,059,291)	$(2,649,275)

See accompanying notes to the consolidated financial statements.

Sport Endurance, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	August 31,	August 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss - continuing operations	$(1,114,908)	$(1,743,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in the fair value of derivative liability	45,348	388,544
Excess value of derivative liabilities	447,680	-
Amortization of discount on convertible debt	532,907	780,293
Gain on restructuring of debt	(1,033,669)	-
Loss on restructure of debt	6,409	-
Loss on conversion of debt to equity	474,648	-
Penalty on debt extension	-	306,345
Subscription receivable write off	2,172
Changes in operating assets and liabilities:
Accounts receivable	-	45
Inventory	5,480	(8,484)
Accrued officer salary	20,000	96,000
Interest payable - related party	(2,011)	2,011
Accounts payable and accrued liabilities	(226,502)	138,749
Net cash used in operating activities - continuing operations	(842,446)	(39,755)
Net cash provided by operating activities - discontinued operations	39,178	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments made on convertible notes	-	(155,000)
Proceeds from notes payable - related party	35,500	186,000
Repayments of notes payable - related party	(266,500)	-
Proceeds from convertible debt	1,232,500	-
Net cash provided by financing activities - continuing operations	1,001,500	31,000
Net cash provided by financing activities - discontinued operations	-	-

Net increase in cash and cash equivalents - continuing operations	159,054	(8,755)
Net increase in cash and cash equivalents - discontinued operations	39,178	-
Cash and cash equivalents at beginning of year	1,442	10,197

Cash and cash equivalents at end of year	$199,674	$1,442

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,302	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable	$702,592	$50,000
Preferred Stock Series B issued for cancellation of notes payable and accrued interest	$1,860,249	$-
Discount on notes payable due to beneficial conversion feature	$1,132,663	$677,439
Stock issued for commitment fee	$-	$68,950
Settlement of derivative	$-	$1,015,757
Accrued interest capitalized into principal of convertible notes	$15,823	$39,382
Note payable for loan of BTC	$5,000,000	$-
BTC loan to third party	$5,500,000	$-
Accrued preferred stock dividends	$20,280	$-

See accompanying notes to the consolidated financial statements.

Sport Endurance, Inc.

Notes to Consolidated Financial Statements

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Sport Endurance, Inc. (the “Company”) was incorporated in the State of Nevada on January 3, 2001 (“Inception”). The Company was dormant until it was revived in 2009 with a name change to, Sport Endurance, Inc. on August 6, 2009. The Company formerly developed, marketed, and distributed quality dietary supplements throughout the United States. The Company is currently seeking to enter into the cannabidiol (“CBD”), hemp, or legal marijuana industries and market various products in one of those industries. As of the date of this report, the Company has no written agreements to acquire any businesses. We cannot assure you we will be successful in making any acquisitions.

In March 2018, the Company, through its then wholly-owned subsidiary Yield, entered into the cryptocurrency business, which commenced when the Company and Yield entered into a series of agreements related to the borrowing of $5,000,000 of bitcoin (the “BTC”). Under the terms of the agreements, Yield entered into a Note Purchase Agreement (the “NPA”) to borrow $5,000,000 of BTC, which loan was guaranteed by the Company. As additional consideration, the Company issued to Prism Funding Co. LP (“Prism”) 25,000,000 five-year warrants to purchase the Company’s common stock, exercisable at $0.01 per share.

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

Basis of Presentation

The audited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The Company has adopted a fiscal year end of August 31st.

All amounts referred to in the notes to the consolidated financial statements are in United States Dollars ($) unless stated otherwise.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management utilizes various other estimates, including but not limited to determining the collectability of accounts receivable, the fair value of warrants issued, the fair value of conversion features, the recognition of revenue, the valuation allowance for deferred tax assets and other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. At August 31, 2018 and 2017, the uninsured balances amounted to $0.

Inventory

Inventory consists of finished goods and is stated at the lower of cost by the first-in, first-out method or net realizable value..  The Company currently has approximately 2,432 containers of “Ultra Peak T” included in inventory at August 31, 2018. The Company had 2,444 containers of “Ultra Peak T”, 326 containers of “Sports Leg & Lung”, and 977 containers of “Recovery Gel” included in inventory at August 31, 2017.

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

Income Taxes

The Company utilizes ASC 740, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, “Income Taxes”. Accounting guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements, under which a company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accordingly, the Company would report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company elects to recognize any interest and penalties, if any, related to unrecognized tax benefits in tax expense.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%. As of the completion of these consolidated financial statements and related disclosures, we have made a reasonable estimate of the effects of the Tax Act. This estimate incorporates assumptions made based upon the Company’s current interpretation of the Tax Act, and may change as the Company may receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves. In accordance with SEC Staff Accounting Bulletin No. 118, the Company will finalize the accounting for the effects of the Tax Act no later than the fourth quarter of fiscal year 2019.  Future adjustments made to the provisional effects will be reported as a component of income tax expense in the reporting period in which any such adjustments are determined. See Note 11 for additional information. Based on the new tax law that lowers corporate tax rates, the Company revalued its deferred tax assets. Future tax benefits are expected to be lower, with the corresponding one time charge being recorded as a component of income tax expense.

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

Fair Value Measurements

The Company follows Accounting Standards Codification (“ASC”) 820–10 “Fair Value Measurement” of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification to measure the fair value of its financial instruments and disclosures about fair value of its financial instruments. ASC 820–10 establishes a framework for measuring fair value and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820–10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.

The three (3) levels of fair value hierarchy defined by ASC 820–10 are described below:

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

These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. Valuations based on unobservable inputs are highly subjective and require significant judgments. Changes in such judgments could have a material impact on fair value estimates. In addition, since estimates are as of a specific point in time, they are susceptible to material near-term changes. Changes in economic conditions may also dramatically affect the estimated fair values.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2018. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

Derivative Financial Instruments

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re- measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as nonoperating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The pricing model we use for determining fair value of our derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income (see note 10).

Conversion options are recorded as debt discount and are amortized as interest expense over the life of the underlying debt instrument using effective interest method.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common stock outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common stock outstanding plus potential dilutive securities. At August 31, 2018 and 2017, there were 41,418,732 and 1,150,368 shares issuable, respectively, pursuant to our convertible notes, warrants, and convertible preferred stock. These shares were not included in the calculation of diluted loss per share because the effect would be anti-dilutive.

	August 31, 2018	August 31, 2017

Conversion of notes payable	2,157,326	1,150,368
Conversion of Series B Convertible Preferred Stock	27,207,001	-
Warrants to purchase common stock	12,054,405	-
	41,418,732	1,150,368

Related Parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. All transactions with related parties are recorded at fair value of the goods or services exchanged.

Discontinued Operations

ASC 360-10-45-9 requires that a long-lived asset (disposal group) to be sold shall be classified as held for sale in the period in which a set of criteria have been met, including criteria that the sale of the asset (disposal group) is probable and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. This criteria was achieved on August 21, 2018. Since the business was started and discontinued during the year ended August 31, 2018, there was no impact on the comparable consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB delayed the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In addition, in March and April 2016, the FASB issued new guidance intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. Both amendments permit the use of either a retrospective or cumulative effect transition method and are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early application permitted. The Company expects to implement ASU 2014-09, on September 1, 2018 pursuant to which it will utilize the modified retrospective approach. The Company does not believe that ASU 2014-09 will have a material impact on its consolidated financial statements.

In February 2016, FASB issued ASU No. 2016–02, “Leases (Topic 842)”, which creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 provides guidance for eight specific cash flow issues with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The effective date for ASU 2016-15 is for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company expects to implement ASU 2016-15 on September 1, 2018 and does not believe it will have a material impact on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. ASU 2017-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

ASU 2018-02 - On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act of 2017). Stakeholders raised a narrow-scope financial reporting issue that arose as a consequence of the Tax Cuts and Jobs Act of 2017. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement-Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this update is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.

This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2018-210—Income Statement—Reporting Comprehensive Income (Topic 220), which has been deleted. We are currently evaluating the impact of adopting ASU 2017-13 on our consolidated financial statements.

ASU 2018-05 Accounting Standards Update adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act (H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018) was signed into law. We are currently evaluating the impact of adopting ASU 2017-13 on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for public entities, certain not-for-profit entities, and certain employee benefit plans for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, ASU 2018-07 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is evaluating the impact of adopting this pronouncement.

In July 2018, the FASB issued ASU 2018-10 Leases (Topic 842), Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders’ equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, “the new lease standards”) are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect the new lease standards will have on its Condensed Consolidated Financial Statements; however, the Company anticipates recognizing assets and liabilities arising from any leases that meet the requirements under the new lease standards on the adoption date and including qualitative and quantitative disclosures in the Company’s Notes to the Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Changes to the Disclosure Requirements for Fair Value Measurement.

The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement.

Removals

The following disclosure requirements were removed from Topic 820:

1.	The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy

2.	The policy for timing of transfers between levels

3.	The valuation processes for Level 3 fair value measurements

4.	For nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period.

Modifications

The following disclosure requirements were modified in Topic 820:

1.

In lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities.

2.

For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly.

3.	The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.

Additions

The following disclosure requirements were added to Topic 820; however, the disclosures are not required for nonpublic entities:

1.	The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period

2.

The range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.

In addition, the amendments eliminate at a minimum from the phrase an entity shall disclose at a minimum to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements.

The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date.

The impact of this ASU on the Company’s consolidated financial statements is not expected to be material.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $6,059,291 and a working capital deficit of $2,649,275 as of August 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern.

 Note 3 – Discontinued Operations

On August 21, 2018, the Company at the request of other parties to the March 2018 agreements cancelled all of the business agreements, related to Yield. The Company’s guaranty of the $5.5 million Note payable was cancelled and the warrants were modified. As a result, the Company entered into a Restructuring Agreement and conveyed to Madison its ownership interest in Yield, including the right to continue the business and affairs of Yield stemming from the March 2018 bitcoin transaction in which the Company sought to enter into bitcoin and other cryptocurrency lending arrangements.

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

There are no continuing cash inflows or outflows to or from the discontinued operations.

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations for the year ended August 31, 2018:

Share income	$(48,593)
Sales, general and administrative	368,032
Interest expense – accrued interest	117,534
Interest expense – excess value of warrants	2,988,090
Interest expense – amortization of discount on note payable	5,500,000
Mark to market BTC	509,730
Mark to market derivative liability	(4,051,087)
Reserve for uncollectible note receivable	4,490,270
Gain on disposal of discontinued operations	(8,038,065)
Loss from discontinued operations, net of tax	$1,835,911

The following table presents the calculation of the gain on the sale of discontinued operations:

Assets of discontinued operations disposed in sale	$(9,415)
Liabilities of discontinued operations disposed in sale	9,648,488
Fair value of warrants to purchase 10,000,000 shares of common stock to buyer	(1,601,008)
Gain on disposal of discontinued operations	$8,038,065

Note 4 – Dividends Payable

On May 30, 2018, the Company issued 803,969.73 shares of its Series B Preferred Stock with a stated value of $0.99 per share for a total stated value of $795,930 (the “Series B Preferred Stock”). The Series B Preferred Stock accrued dividends at the rate of 10% per annum on the stated value. During the year ended August 31, 2018, the Company accrued dividends payable in the amount of $20,280 on the Series B Preferred Stock.

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	August 31, 2018	August 31, 2017
Trade accounts payable	$39,052	$106,726
Payroll and related	15,931	9,179
Accrued interest	51,462	16,661
	$106,445	$132,566

Note 6 – Related Party Transactions

On April 29, 2016, the Company’s Board ratified an oral agreement with Mr. Lelong, effective February 1, 2016, pursuant to which he will receive an annual salary of $96,000 for serving as an executive officer of the Company. During the year ended August 31, 2017, the Company accrued salary in the amount of $120,000 to Mr. Lelong.

During the year ended August 31, 2018, the Company paid salary to Mr. Lelong in the amount of $76,000, and accrued an additional $20,000 in salary payable; at August 31, 2018, the amount of accrued salary payable to Mr. Lelong was $140,000.

During the year ended August 31, 2017, the Company received loans in the aggregate amount of $231,000 from the Company’s CEO, David Lelong, to fund operations.  These advances are unsecured, non-interest bearing and due on demand.  The Company recorded imputed interest in the amount of $2,011 during the year ended August 31, 2017 related to the advances from Mr. Lelong.

During the year ended August 31, 2018, the Company received loans in the aggregate amount of $35,500 from Mr. Lelong, and accrued interest in the amount $2,291; the Company also repaid to Mr. Lelong principal and interest in the amounts of $266,500 and $4,302, respectively. At August 31, 2018, the balance due to Mr. Lelong under these loans is $0.

Note 7 – Derivative Liability

The Company entered into convertible note agreements containing beneficial conversion features.  One of the features is a ratchet reset provision which allows the note holders to reduce the conversion price should the Company issue equity with an effective price per share that is lower than the stated conversion price in the note agreement (see note 8). The Company accounts for the fair value of the conversion feature in accordance with ASC 815, Accounting for Derivatives and Hedging and EITF 07-05, the embedded derivatives should be bundled and valued as a single, compound embedded derivative, bifurcate treated as a derivative liability. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component in its results of operations.

The Company recognized that the conversion feature embedded within its convertible debts is a financial derivative. The Generally Accepted Accounting Principles (GAAP) required that the Company’s embedded conversion option be accounted for at fair value. The following schedule shows the change in fair value of the derivative liabilities for the period ended August 31, 2018:

Derivative
Liability
Liabilities Measured at Fair Value

Balance as of August 31, 2016	$254,952

Issuances	685,139

Redemptions / conversions	(1,015,757)

Revaluation loss	388,544

Balance as of August 31, 2017	$312,878

Issuances	1,565,487

Redemptions / conversions	(1,207,308)

Reclass from sale of discontinued operations	1,601,007

Revaluation loss	45,348

Balance as of August 31, 2018	$2,317,412

Derivative liabilities incurred during the period ended August 31, 2018 and 2017 were valued based upon the following assumptions and key inputs:

	August 31,	August 31,
Assumption	2018	2017
Expected dividends:	0%	0%
Expected volatility:	121.1-246.8%	37.8-276.9%
Expected term (years):	0.21-1.00 years	0.04-0.50 years
Risk free interest rate:	0.97-2.08. %	0.26-0.98%
Stock price	$0.35-1.11	$0.51-1.97

Note 8 – Convertible Notes Payable

August 31, 2018	August 31, 2017

May 2016 Convertible Notes

On May 11, 2016 the Company entered into Securities Purchase Agreements with certain purchasers (“the Holders”).  The Company issued 3.5% original issue discount (“OID”) senior secured convertible promissory notes having an aggregate face amount of $440,000 (the “May 2016 Convertible Notes”).  These notes bear interest at a rate of 10% per annum and mature in six months.  The Company received cash proceeds of $424,600 net of the 3.5% original issue discount of $15,400.  At the Holders option the principal and accrued interest under the Notes are convertible into common stock at a rate of $0.50 per share and have a full reset feature.  The Notes are secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 125% during the first 90 days and 130% for the period from the 91st day through maturity. During November 2016 Company entered into forbearance agreements with the investors extending its time to pay the Notes until December 16, 2016. In December 2016, the Company entered into agreements with the Lenders to substantially restructure the terms of the May 2016 Convertible Notes; the restructured notes; see January and February 2017 Convertible Notes below.

During the years ended August 31, 2018 and 2017, the Company charged to interest expense the amounts of $0 and $172,735, respectively, in connection with the amortization of the discount on these notes.

$-	$-

August 31, 2018	August 31, 2017

January and February 2017 Convertible Notes

In December 2016, the Company entered into restructuring agreements with the Lenders in connection with the May 2016 Convertible Notes (see above) under the following terms: new notes (the “January and February 2017 Convertible Notes”) would be issued for the amounts due under the May 2016 Convertible Notes;  penalties, fees, and accrued interest in the aggregate amount of $212,702 were added to the principal amount due under  the January and February 2017 Convertible Notes; 35,000 shares of common stock were issued as a commitment fee; the January and February 2017 Convertible Notes were  issued at a discount of 3.5%, bear interest at the rate of 10% per annum, are convertible at a rate of $0.50 per share, and contain a variable conversion rate whereby, should the Company subsequently sell common stock at a price less than the conversion price, the conversion price of the January and February 2017 Convertible Notes will be reduced to match the lower conversion price. In addition, the proceeds from one of the January and February 2017 Convertible Notes were used to fully redeem one of the May 2016 Convertible Notes. The aggregate original amount of principal due under the January and February 2017 Convertible Notes was $614,258. Two of the January and February 2017 Convertible Notes in the aggregate amount of $494,340 were due on March 31, 2017, and one of the January and February 2017 Convertible Notes in the amount of $119,918 was due on August 17, 2017. In April 2017, the Company received forbearance letters from the Lenders of the January and February 2017 Convertible Notes that were due on March 31, 2017 to extend the due date to April 17, 2017 in exchange for principal payments in the aggregate amount of $75,000; on April 18, 2017, the Company received forbearance letters to further extend the due date to May 1, 2017 in exchange for principal payments in the aggregate amount of $45,000; and on May 1 and 2, 2017, the company entered into forbearance agreements with the holders of the January and February 2017 Convertible Notes to extend the due date to June 2, 2017. On June 5 and June 13, 2017, the Company entered into forbearance agreements with the holders of two of the three January and February 2017 Convertible Notes to extend the due dates to December 27, 2017 in exchange for increase in principal in the aggregate amount of $78,907. On August 17, 2017, the Company entered into a forbearance agreement with the holders of the third January and February Convertible Note to extend the due date to December 27, 2017 in exchange for $10.  At August 31, 2017, three of the January and February 2017 Convertible Notes were outstanding in the aggregate amount of $553,976; these notes are due December 27, 2017. During the three months ended November 30, 2017, the holders of the January and February 2017 Convertible Notes converted an aggregate of $33,865 in principal and $21,135 in accrued interest into 458,333 shares of common stock;  the Company recorded an aggregate loss in the amount of $122,878 on these conversions.

On January 17, 2018, the holders of one of the January and February 2017 Convertible Notes in the principal amount of $241,802 (the “Lender”) purchased the remaining two January and February 2017 Convertible Notes in the aggregate principal amount of $278,309. The Company then entered into an agreement with the Lender to exchange the three January and February 2017 Convertible Notes (the “January 2018 Note Exchange”) in the aggregate principal amount of $520,111 for a new Convertible Note in the principal amount of $542,343 (the “January 2018 Convertible Note”).  The Company revalued the derivative liability associated with the conversion feature associated with January and February 2017 notes and compared it with the derivative liability on the January 2018 convertible note, and recorded an expense in the amount of $396,611 related to the change in value. The Company recorded a loss in the amount of $6,409 on the January 2018 Note Exchange related to modification of notes.

During the years ended August 31, 2018 and 2017, the Company charged to interest expense the amounts of $153,234 and $154,848, respectively, in connection with the amortization of the discount on these notes.

$-	$553,977

August 31, 2018	August 31, 2017

November 2017 Convertible Note

On November 17, 2017, the Company entered into a Securities Purchase Agreement with the Lender.  The Company issued a 3.5% original issue discount (“OID”) senior secured convertible promissory note having an aggregate face amount of $250,000 (the “November 2017 Convertible Note”).  This note bears interest at a rate of 10% per annum and matures in six months.  The Company received cash proceeds of $241,250 net of the 3.5% original issue discount of $8,750.  At the Lender’s option, the principal and accrued interest under the note are convertible into common stock at a rate of $0.50 per share and have a full reset feature.  The note is secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity. In addition, the Company granted the investor the Option to lend the Company $48,250 on or before January 15, 2018.  If the Option is exercised, the Company would issue the investor a $50,000 3.5% original issue discount senior secured convertible promissory note. During the three months ended May 31, 2018, the Company accrued interest in the amount of $12,283 on this note. On May 31, 2018, the Company converted the outstanding balance of principal and interest in the amounts of $250,000 and $13,125, respectively, into a total of 265,782.83 shares of Series B Preferred Stock; the Company recorded a gain on settlement of notes payable in the amount of $130,252 in connection with this transaction.

During the years ended August 31, 2018 and 2017, the Company charged to interest expense the amounts of $135,307 and $0 respectively, in connection with the amortization of the discount on these notes.

$-	$-

January 2018 Convertible Note

On January 17, 2018, the Company entered into an agreement with the Lender to exchange the three January and February 2017 Convertible Notes for a new Convertible Note (the “January 2018 Convertible Note”).  The Company exchanged outstanding principal in the amount of $520,111 and accrued interest of $15,823 for the January 2018 Convertible Note with a face amount of $542,343, and an original issue discount of $18,982; the Company revalued the derivative liability associated with the conversion feature associated with January and February 2017 notes and compared it with the derivative liability on the January 2018 convertible notes, and recorded an expense in the amount of $396,611 related to the change in value. A non-cash loss on restructuring of debt in the amount of $6,409 was recognized on this transaction during the year ended August 31, 2018.  The January 2018 Convertible Note is a senior secured promissory note, bears interest at a rate of 10% per annum, and matures in 12 months.  At the Lender’s option, the principal and accrued interest under the January 2018 Convertible Note are convertible into common stock at a rate of $0.03 per share and have a full reset feature.  The note is secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity.  On January 29, 2018, the Lender converted $28,148 in principal and $1,808 in accrued interest into 998,540 shares of common stock.  The Company recorded a loss of $351,769 on the conversion of note payable and accrued interest. During the three months ended May 31, 2018, the Company accrued interest in the amount of $13,125 on this note.  On May 31, 2018, the Company converted the outstanding balance of principal and interest in the amounts of $514,195 and $18,610, respectively, into a total of 538,186.87 shares of Series B Preferred Stock; the Company recorded a gain in the amount of $933,263 on this transaction, and amortized the remaining discount in the amount of $68,855 to interest expense.

During the years ended August 31, 2018 and 2017, the Company charged to interest expense the amounts of $0 and $0, respectively, in connection with the amortization of the discount on these notes.

$-	$-

August 31, 2018	August 31, 2017

February 2018 Convertible Note

On February 15, 2018, the Company entered into a Securities Purchase Agreement with the Lender.  The Company issued a 3.5% OID senior secured convertible promissory note with a face amount of $250,000 (the “February 2018 Convertible Note”).  The February 2018 Convertible Note bears interest at a rate of 10% per annum and matures in nine months.  The Company received cash proceeds of $241,250 net of the 3.5% original issue discount of $8,750. At the Lender’s option, the principal and accrued interest under the note are convertible into common stock at a rate of $0.50 per share and have a full reset feature.  The February 2018 Convertible Note is secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity. In addition, the Company granted the Lender 500,000 warrants to purchase 500,000 shares of the Company’s common stock with an exercise price of $0.01. The warrants have a five-year term. A derivative liability in the amount of $667,470 was created with regard to the conversion features and warrants associated with this note; $241,250 was charged to discount on notes payable, and the balance of $426,220 was charged to interest expense during the three months ended February 28, 2018.  On March 26, 2018, the Company and the Lender agreed to eliminate the reset feature of this note.  During the year ended August 31, 2018, the Company accrued interest in the amount of $13,681 on this note; as of August 31, 2018, principal in the amount of $250,000 was outstanding under the February 2018 Convertible Note. In October 2018, the February 2018 note was converted to a new series of the Company’s preferred stock; see note 12.

During the years ended August 31, 2018 and 2017, the Company charged to interest expense the amounts of $51,388 and $0, respectively, in connection with the amortization of the discount on these notes.

$250,000	$-

March 2018 Convertible Note

On March 9, 2018, the Company issued a 3.5% OID senior secured convertible promissory note with a face amount of $777,202 (the “March 2018 Convertible Note”).  The March 2018 Convertible Note bears interest at a rate of 10% per annum and matures in nine months.  The Company received cash proceeds of $750,000 net of the 3.5% original issue discount of $27,202. At the Lender’s option, the principal and accrued interest under the note are convertible into common stock at a rate of $0.50 per share. The February 2018 Convertible Note is secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity. In addition, the Company granted the Lender 1,554,405 warrants to purchase 1,554,405 shares of the Company’s common stock with an exercise price of $0.01. The warrants have a five-year term.  A derivative liability in the amount of $771,460 was created with regard to the conversion features and warrants associated with this note, which was charged to discount on notes payable. On May 9, 2018, the Lender transferred their ownership in $497,458 of principal and $18,042 of accrued interest in the March 2018 Convertible Note to a third party. The Company revalued the derivative liability associated with the conversion feature of the March 2018 note at the time of this restructure, and recorded a gain on revaluation in the amount of $40,072.  During the year ended August 31, 2018, the Company accrued interest in the amount of $37,780 on the March 2018 Convertible.  As of August 31, 2018, principal in the amount of $777,202 was outstanding under the March 2018 Convertible Note. In October 2018, the March 2018 note was converted to a new series of the Company’s preferred stock; see note 12.

During the years ended August 31, 2018 and 2017, the Company charged to interest expense the amounts of $192,978 and $0, respectively, in connection with the amortization of the discount on these notes.

$777,202	$-

	August 31, 2018	August 31, 2017
Total	$1,027,202	$553,977
Less: Unamortized discount	(752,988)	(153,234)
Total, net of discount	$274,214	$400,743

Current portion	$1,027,202	$553,977
Long term	-	-
Total	$1,027,202	$553,977

March 2018 Note to Prism

Under the terms of a series of agreements (the “Former Agreements”), Yield issued Prism Funding Co, LP (“Prism”) a 10% OID Senior Secured Convertible Note (the “Senior Note”) in the principal amount of $5,500,000 and received the BTC. The Senior Note was payable 30 days following written demand from Prism (the “Maturity Date”) and with interest at 10% per annum.  Pursuant to the terms of the restructuring agreement entered into in August 2018, the Company’s liability for the Senior Note was extinguished upon the restructuring of the BTC loan (see note 3).

Note 9 – Stockholders’ Equity

Preferred stock

The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock as of August 31, 2018 and 2017.  The Company has 1,000 shares of Series A preferred stock issued and outstanding as of August 31, 2018 and 2017.

Series B preferred stock

On May 30, 2018, the Company issued 803,969.73 shares of its Series B preferred stock in connection with the conversion of principal and accrued interest in the amounts of $764,195 and $31,735, respectively, payable under convertible notes payable.
Each share of Series B has a stated value of $0.99 and is convertible into shares of our common stock at a conversion price of $0.03 per share (subject to adjustments for stock splits, stock dividends, stock combinations, recapitalizations and similar events). The Series B offers the Holder price protection from future issuances of securities by the Company at a price below the conversion price then in effect and is redeemable upon the occurrence of certain triggering events. The Series B preferred stock accrues dividends at the rate of 10% per annum on the stated value. During the year ended August 31, 2018, the Company accrued dividends payable in the amount of $20,280 in connection with the Series B preferred stock. At August 31, 2018 and 2017, the Company had outstanding 803,969.73 and 0 shares, respectively, of its Series B preferred stock.

Common stock

The Company is authorized to issue 580,000,000 shares of $0.001 par value common stock as of August 31, 2018 and 2017.  The Company has 79,683,842 and 78,226,969 shares of common stock issued and outstanding as of August 31, 2018 and 2017.

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

Year Ended August 31, 2018:

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

Warrants

The following table summarizes the significant terms of warrants outstanding at August 31, 2018:

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants
$0.01	12,054,405	4.53	$0.01	12,054,405	$0.01

Total	12,054,405	4.53	$0.01	12,054,405	$0.01

Transactions involving warrants are summarized as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding at August 31, 2016	-	$-
Issued	-	-
Exercised	-
Cancelled / Expired	-	-
Warrants outstanding at August 31, 2017	-	$-

Issued	27,054,405	0.01
Exercised	-	-
Cancelled / Expired	15,000,000	0.01

Warrants outstanding at August 31, 2018	12,054,405	$0.01

During the year ended August 31, 2018, the Company issued an aggregate of 2,054,405 five-year warrants at an exercise price of $0.01 in connection with convertible debt. The Company also issued 25,000,000 five-year warrants at an exercise price of $0.01 in connection with discontinued operations; of these, 15,000,000 were cancelled pursuant to the restructuring of discontinued operations; see note 3.

At August 31, 2018, outstanding warrants had an intrinsic value of $2,350,609. Intrinsic value is the difference between the exercise price of the warrants and the market price of the Company’s stock, which was $0.205 at August 31, 2018.

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following summarized the Company’s financial liabilities that are recorded at fair value on a recurring basis at August 31, 2018 and 2017.

	August 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$2,317,412	$2,317,412

	August 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$312,878	$312,878

Note 11 – Income Taxes

The Company utilizes FASBASC740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

On December 22, 2017, the Tax Cuts and Jobs Act (the TCJA), which significantly modified U.S. corporate income tax law, was signed into law by President Trump. The TCJA contains significant changes to corporate income taxation, including but not limited to the reduction of the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and generally eliminating net operating loss carrybacks, allowing net operating losses to carryforward without expiration, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including changes to the orphan drug tax credit and changes to the deductibility of research and experimental expenditures that will be effective in the future). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, including to what extent various states will conform to the newly enacted federal tax law.

The Company has not recorded the necessary provisional adjustments in the financial statements in accordance with its current understanding of the TCJA and guidance currently available as of this filing, but is reviewing the TJCA’s potential ramifications.

As of August 31, 2018, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

The tax effects of the temporary differences that give rise to the Company’s estimated deferred tax assets and liabilities are as follows:

	August 31,	August 31,
	2018	2017
Federal and State Statutory Rate	21.00%	35.00%
Net operating loss carry forwards	$493,777	$278,269
Valuation allowance for deferred tax assets	(493,777)	(278,269)
Net deferred tax assets	$-	$-

As of August 31, 2018, the Company had net operating loss carry forwards of approximately $2,351,317 available to offset future taxable income.  The net operating loss carry forwards, if not utilized, will begin to expire in 2021.

The provision for/ (benefit from) income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for/(benefit from) income taxes. The sources and tax effects of the differences are as follows:

	2018	2017
Statutory rate on pre-tax book loss	(21.00)%	(35.00)%
Amortization of discount on notes	7.70%	9.40%
Gain or loss on derivatives	(2.30)%	4.30%
Financing penalty	-	4.70%
Valuation allowance	15.60%	16.60%
	0.00%	0.00%

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at August 31, 2018.  The Net Operating Losses  may be subject to various limitations on utilization, based on ownership change rules under Internal Revenue Code Section 382/383, and could be totally eliminated under such rules.

The Company had no uncertain tax positions as of August 31, 2018.

The Company files income tax returns in the U.S. federal jurisdiction, New York State,  and New Jersey jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non–U.S. income tax examinations by tax authorities for years before 2013.

The Company is currently delinquent in the filing of its U.S. federal and state income tax returns for the year ended August 31, 2017.  The Company anticipates filing this return on or before March 15, 2019.

Note 12 – Subsequent Events

On October 22, 2018, the Company entered into an Exchange Agreement with the Holders of the Company’s outstanding Secured Promissory Notes, 803,969.73 shares of Series B Convertible Preferred Stock, and 12,054,405 of the Company’s outstanding Warrants (collectively the “Securities”). In exchange for the cancellation of the Securities the Company issued the Holders a total of 2,846,356 shares of the Company’s new Series E Convertible Preferred Stock (the “Series E”).

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

On October 29, 2018, the Board of Directors of the Company concluded that the Company’s previously issued financial statements, contained within the Company’s quarterly report on Form 10-Q for the period ended May 31, 2018 should no longer be relied upon. The Financial Statements erroneously calculated the Company’s warrant derivative liability. The Company filed the amended financial statements on Form 10-Q/A on December 21, 2018.  The Company’s management discussed the matters with the Company’s independent registered accounting firm.

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

On  December 17, 2018 the Company acquired a minority interest in TruPet, a limited liability company that provides nutritional food, supplements, and pet care products for dogs, cats, and horses. The Company invested $2.2 million into TruPet and acquired a Series A Membership Interest equal to approximately 6.7% of the Membership Interests. The Company is entitled to appoint one of the five managers and certain preferential informational rights.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 17, 2018, the Board of Directors (the “Board”) of the Company approved the dismissal of M&K CPAS, PLLC (the “Former Auditor”) as the Company’s independent registered public accountant.

The Former Auditor's report on the financial statements for the Company’s annual report on Form 10-K for each of the years ended August 31, 2016 and August 31, 2017 was qualified as to uncertainty as a result of the Former Auditor determining that the Company had insufficient working capital thus raising substantial doubt about the Company’s ability to continue as a going concern.

The Company and the Former Auditor disagree whether the Company’s subsidiary, Yield Endurance, Inc. (“Yield”), acquired ownership of bitcoin delivered to a third party bailee (the “Disagreement”) pursuant to the Confidential BTC Lending Program Participation Agreement (the “BTC Agreement”) filed as Exhibit 10.1 of the Company’s Report on Form 8-K filed on March 14, 2018 (the “March 8-K”). The Company contended that Yield acquired the bitcoin and issued the seller a $5.5 million original issue discount recourse note guaranteed by the Company. The note was filed as Exhibit 4.1 to the March 8-K. The lender caused the bitcoin to be delivered to the wallet of the Third Party Bailee, a licensed money services business. The Company and its counsel contend that this arrangement caused Yield to have constructive receipt, and therefore ownership of, the bitcoin. The Note Purchase Agreement, attached as Exhibit 10.1 to the March 8-K provides that “[b]y the delivery of the [bitcoin] to the Company or the [third party bailee], the [seller] shall vest good, valid and marketable title to the [bitcoin] in and to the Company, which shall have the power to convey title pursuant to the [BTC Agreement].” The Former Auditor contended that Yield never acquired ownership due to the fact that it did not have actual possession of the bitcoin for one second in Yield’s wallet; which was valued by the Company at $4,490,270 as of May 31, 2018. The Former Auditor also contended that the Company’s recognition of $10,870 in revenues during the three-month period ended May 31, 2018 from the loaning of bitcoin not controlled by the Company to closely affiliated and/or related parties providing the Company with interest income from this loan was also not appropriate. The Board had discussed the Disagreement with the Former Auditor and was unable to resolve the Disagreement with the Former Auditor. The Company authorized the Former Auditor to respond fully to the inquiries of RBSM, as defined below, concerning the subject matter of the Disagreement.

Apart from the information provided in March 8-K there were no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation SK), during the Company's two most recent fiscal years and through the date of the Former Auditor’s dismissal.

The Company had provided the Former Auditor with a copy of March 8-K and requested that the Former Auditor provide the Company with a letter addressed to the Securities and Exchange Commission stating whether or not the Former Auditor agrees with the above disclosures. A copy of the Former Auditor’s letter, dated July 23, 2018, is attached as Exhibit 16.1 to March 8-K.

On July 17, 2018 the Company appointed RBSM LLP (“RBSM”) as the Company’s independent registered public accounting firm to perform independent audit and review services beginning with the fiscal quarter ended May 31, 2018. During the Company’s fiscal years ended August 31, 2016 and 2017, and through July 12, 2018, neither the Company, nor anyone on its behalf, consulted RBSM regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the financial statements of the Company, in any case where a written report or oral advice was provided to the Company by RBSM that RBSM concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K). The Company notified RBSM of the Disagreement on July 13, 2018, prior to RBSM agreeing to perform independent audit and review services for the Company, in order to enable RBSM to make an informed decision regarding the Company’s engagement of RBSM for independent audit services. The appointment of RBSM was approved by the Board.

Prior to contacting RBSM, the Company solicited another independent registered public accounting firm (the “Third Party Firm”) to perform independent audit services for the Company who was not willing to engage the Company to perform independent audit services. The Third Party Firm did not provide the Company with a reason for declining the engagement.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2018. Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, as amended. Management, with the participation of the Chief Executive, evaluated the effectiveness of the Company’s internal control over financial reporting as of August 31, 2018. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.

As of August 31, 2018, we did not maintain effective controls over the control environment.  Specifically, we have not developed and effectively communicated to our employees and consultants our accounting policies and procedures.  This has resulted in inconsistent practices. Further, the Board does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of August 31, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2018 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

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

As a “smaller reporting company,” as defined by Item 10 of the Regulation S-K, we are not required to include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

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

Name	Age	Position	Director Since
David Lelong	42	CEO, President, Principal Financial Officer, and Director	2016
Michael Young	40	Proposed Chairman of the Board	2018

David Lelong has been our Chief Executive Officer and President and our sole director since February 2016. Prior to that for more than four years, Mr. Lelong was a consultant to businesses and entrepreneurs in the development of products and sales channels that can be scaled through the use of Internet marketing.

Michael Young is a proposed member of the Board. The Company intends to appoint Mr. Young as Chairman of the Board upon the filing of this Report on Form 10-K. Since January 2017, Mr. Young has been the founding partner of Cottingham Capital, an investment company focused on real estate and technology investments. From May 2004 until January 2017, Mr. Young was employed by GMP Securities, L.P., a Canadian investment bank, and served in various positions including as the Managing Director and Co-Head of Trading, GMP Securities controls a New York based broker-dealer in the United States. . From May 2017 until May 2018, Mr. Young was a board member of Nuuvera Corp. From March 2017 to December 1, 2018, Mr. Young was a board member of ICC Labs. Mr. Young was selected to serve as a director due to his experience in the hemp and CBD business, his relationships in that business and his capital markets background.

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

CORPORATE GOVERNANCE

Director Independence

As of December 20, 2018, we have one director. Our director was appointed to hold office for a one year period or until the next Annual Meeting of Shareholders and until his/her successor has been qualified and elected.  Our common stock is not listed on any exchange. Consequently, no exchange rules regarding director independence are applicable to us. Officers serve at the discretion of the Company’s directors. There are no understandings between the director of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Code of Ethics

The Company does not have a code of ethics for our principal executive or principal financial officers, due to our size and current stage of development. The Company’s management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Committees

The Company does not have any standing committees.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the fiscal years ended August 31, 2018, and 2017:

Summary Compensation Table

Name and					All
Principal	Fiscal		Stock	Option	Other	Total
Position	Year	Salary	Awards	Awards	Compensation	Compensation

David Lelong,	2018	$96,000	$-0-	$-0-	$-0-	$96,000
President and CEO (1)	2017	$96,000	$-0-	$-0-	$-0-	$96,000

(1)

Mr. Lelong was appointed Chairman, President and Chief Executive Officer of the Company on April 29, 2016. At present, Mr. Lelong also serves as our Chief Financial Officer. As of August 31, 2018, we owed Mr. Lelong $140,000 in accrued salary.

Employment Agreements

Sport Endurance and David Lelong entered into a one year employment agreement effective February 1, 2018. Under the agreement Mr. Lelong is entitled to receive an annual salary of $96,000.

Mr. Young will receive $25,000 in annual compensation for his services as a director and Chairman of the Board. In connection with his appointment Mr. Young will also receive five-year options to purchase 500,000 shares of the Company’s common stock at the exercise price of $0.26 per share vesting in four quarterly installments over a one-year period starting on January 1, 2019.

Outstanding Equity Awards at Fiscal Year End

We have no outstanding equity awards, including common stock options.

Director Compensation

To date, we have not paid our directors any compensation for services on our Board.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the common and preferred stock as of December 20, 2018, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group.

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

Name and Address of Beneficial Holder	Shares of Common Stock	Percentage of Common Stock (2)
David Lelong, 81 Prospect Street Brooklyn, NY 11201	28,531,600	32.4%
Michael Young (1)	12,000,000	13.6%
All executive officers and directors as a group.	40,531,600	46.0%

The number of shares outstanding used to calculate the percentage of common stock ownership was 88,012,329.

(1) Michael Young is a proposed member of the Board. Mr. Young’s address is 81 Prospect Street, Brooklyn, NY 11201. In December 2018, Mr. Young acquired 12 million shares of the Company’s common stock pursuant to a securities purchase agreement with David Lelong for a total purchase price of $120,000.

(2) Based on 88,812,329 shares outstanding as of December 21, 2018.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended August 31, 2018, the Company received loans in the aggregate amount of $35,500 from the Company’s CEO, David Lelong, to fund operations. These loans were unsecured, and bore interest at the rate of 2% per annum. During the year ended August 31, 2018, the Company accrued interest in the amount of $2,201 in connection with these loans. During the year ended August 31, 2018, the Company repaid principal and accrued interest in the amounts of $266,500 and $4,302, respectively, to Mr. Lelong; at August 31, 2018, and currently the amount due under these loans is $0.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

M & K CPAS, PLLC served as our independent auditors for the fiscal year ended August 31, 2017. On July 17, 2018 we dismissed M & K CPAS, PLLC. Effective July 17, 2018 RBSM LLP is our current independent auditor.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for August 31, 2018 and 2017.

	August 31,	August 31,
	2018	2017
Audit fees:
M&K CPAS, PLLC	$9,300	$20,000
Audit-related fees:
M&K CPAS, PLLC	-	-
Tax fees:	-	-
All other fees:	-	-
Total fees paid or accrued to our principal accountant	$9,300	$20,000

	August 31,	August 31,
	2018	2017
Audit fees:
RBSM, LLP	$26,975	$-
Audit-related fees:
RBSM, LLP	-	-
Tax fees:	-	-
All other fees:	-	-
Total fees paid or accrued to our principal accountant	$26,975	$-

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10–Q.

Audit–Related Fees – This category consists of fees reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as “Audit Fees.”

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice.

All Other Fees – This category consists of fees for other miscellaneous items.

We do not have an Audit Committee.  Our Board acted as the Company’s Audit Committee during the fiscal year ended August 31, 2018, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls.

PART IV

ITEM 15.  EXHIBITS.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Exhibit	Filing date
3.1	Articles of Incorporation		S-1	3.1	9/16/09
3.2	Bylaws		8-K	3.2	4/29/16
3.3	Certificate of Amendment to Articles of Incorporation		10-Q	3.2	7/14/17
3.4	Certificate of Amendment to Articles of Incorporation		8-K	3.1	3/22/18
3.5	Certificate of Designation of Class A Preferred		S-1/A	3.3	12/31/09
3.6	Certificate of Designation for Series B Convertible Preferred Stock		8-K	3.1	6/01/18
3.7	Certificate of Designation for Series E Convertible Preferred Stock		8-K	3.1	10/25/18
4.1	Form of Senior Secured Convertible Promissory Note		8-K	4.1	11/20/17
4.2	Form of Option		8-K	4.2	11/20/17
4.3	Original Issue Discount Secured Demand Promissory Note dated March 12, 2018		8-K	4.1	3/14/18
4.4	Common Stock Purchase Warrant dated March 12, 2018		8-K	4.2	3/14/18
4.5	3.5% Original Issue Discount 10% Senior Secured Convertible Promissory Note due December 2018+		8-K	4.3	3/14/18
4.6	Form of Common Stock Purchase Warrant dated March 2018		8-K	4.4	3/14/18
4.7	Form of Warrant		8-K	4.1	12/13/18
10.1	Asset Purchase and Sale Agreement		10-Q	10.3	7/15/16
10.2	Form of Forbearance Agreement		8-K	10.1	1/4/17
10.3	Form of Note		8-K	10.2	1/4/17
10.4	Form of Forbearance Agreement		8-K	10.1	1/10/17
10.5	Form of 10% Convertible Note Issued January 27, 2017		10-Q	10.4	4/12/17
10.6	Form of 10% Convertible Note Issued February 17, 2017		10-Q	10.5	4/12/17
10.7	2% Promissory Note Issued January 4, 2017		10-Q	10.6	4/12/17
10.8	2% Promissory Note Issued January 26, 2017		10-Q	10.7	4/12/17
10.9	2% Promissory Note Issued February 28, 2017		10-Q	10.8	4/12/17
10.10	Form of Forbearance Agreement		8-K	10.1	4/24/17
10.11	Promissory Note Issued April 21, 2017		8-K	10.2	4/24/17
10.12	Form of Forbearance Agreement		8-K	10.1	5/4/17
10.13	Form of Forbearance Agreement		8-K	10.1	6/9/17
10.14	Form of Forbearance Agreement		8-K	10.1	6/19/17
10.15	Form of Forbearance on Senior Secured Convertible Promissory Notes dated April 28, 2017 and May 1, 2017		10-Q	10.1	7/14/17
10.16	Amended and Restated 3.5% Original Issue Discount 10% Senior Secured Convertible Promissory Note due June 2, 2017		10-Q	10.2	7/14/17
10.17	Form of Forbearance on Senior Secured Convertible Promissory Noted dated April 4, 2017		10-Q	10.3	7/14/17
10.18	2% Promissory Note Issued April 6, 2017		10-Q	10.4	7/14/17
10.19	Form of Securities Purchase Agreement +		8-K	10.1	11/20/17
10.20	Form of Security Agreement		8-K	10.2	11/20/17
10.21	Form of Forbearance Agreement		10-K	10.23	11/29/17
10.22	Form of Note Agreement		10-Q	10.1	1/18/18
10.23	Form of Note		10-Q	10.2	1/18/18
10.24	Note Purchase Agreement dated March 12, 2018+		8-K	10.1	3/14/18
10.25	Form of Guaranty dated March 12, 2018		8-K	10.2	3/14/18
10.26	Confidential BTC Lending Program Participation Agreement dated March 12, 2018		8-K	10.3	3/14/18
10.27	Form of Account Control Agreement dated March 12, 2018+		8-K	10.4	3/14/18
10.28	Form of Subordination Agreement dated March 12, 2018		8-K	10.5	3/14/18
10.29	Form of Securities Purchase Agreement dated March 2018+		8-K	10.6	3/14/18

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Exhibit	Filing date
10.30	Form of Exchange Agreement+		8-K	10.1	6/01/18
10.31	Form of Amendment		8-K	10.1	6/21/18
10.32	Form of Note Amendment		8-K	10.2	6/21/18
10.33	Form of Restructuring Agreement dated August 21, 2018+		8-K	10.1	8/21/18
10.34	Form of Stock Purchase Agreement dated August 21, 2018+		8-K	10.2	8/21/18
10.35	Form of Exchange Agreement+		8-K	10.1	10/25/18
10.36	Form of Stock Purchase Agreement		8-K	10.1	12/13/18
10.37	Form of Registration Rights Agreement		8-K	10.2	12/13/18
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORT ENDURANCE, INC.

By:	/s/ David Lelong
David Lelong Chief Executive Officer Date: December 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ David Lelong	President, Chief Executive Officer, Director	December 21, 2018
David Lelong	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)