Form 10-Q
period 2018-11-30
Sport Endurance, Inc.
filed 2019-01-14
CIK 1471727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

or

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

Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter ) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 64,478,996 shares of $0.001 par value common stock outstanding as of January 7, 2019.

SPORT ENDURANCE, INC.

FORM 10-Q

Quarterly Period Ended November 30, 2018

EXPLANATORY NOTE

Unless otherwise noted, references in this quarterly report on Form 10-Q (the “Report”) to the “Company,” “we,” “our” or “us” means Sport Endurance, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Sport Endurance, Inc.

CONDENSED BALANCE SHEETS

	November 30,	August 31,
	2018	2018
	(Unaudited)
ASSETS
Current assets

Cash and cash equivalents	$23,602	$199,674
Inventory	9,402	9,402
Total current assets	33,004	209,076

Total assets	$33,004	$209,076

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$61,707	$106,445
Dividends payable	29,808	20,280
Derivative liability	-	2,317,412
Accrued officer salary	132,000	140,000
Convertible notes, net of unamortized debt discounts of $0 and $752,990, respectively	-	274,214
Total current liabilities	223,515	2,858,351

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 16,294,000 and 19,194,000 shares undesignated and unissued as of November 30, 2018 and August 31, 2018, respectively
Series A Preferred stock, $0.001 par value 1,000 shares designated, 1,000 shares issued and outstanding as of November 30, 2018 and August 31, 2018	1	1
Series B Convertible Preferred stock, $0.001 par value, 805,000 shares authorized, 0 and 803,969.73 shares issued and outstanding as of November 30, 2018 and August 31, 2018, respectively	-	804
Series E Convertible Preferred stock, $0.001 par value, 2,900,000 shares authorized, 2,846,355.54 and 0 shares issued and outstanding as of November 30, 2018 and August 31, 2018, respectively	2,846	-
Common stock, $0.001 par value, 580,000,000 shares authorized 52,412,342 and 79,683,842 shares issued and outstanding as of November 30, 2018 and August 31, 2018, respectively	52,412	79,683
Additional paid-in capital	5,308,301	3,329,528
Accumulated deficit	(5,554,071)	(6,059,291)
Total stockholders' deficit	(190,511)	(2,649,275)

Total liabilities and stockholders' deficit	$33,004	$209,076

See accompanying notes to the unaudited condensed financial statements.

Sports Endurance, Inc.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three	For the Three
	Months Ended	Months Ended
	November 30,	November 30,
	2018	2017

Revenue	$-	$214
Cost of goods sold	-	27

Gross profit	-	187

Operating expenses:
Selling, general and administrative	147,523	85,243

Total operating expenses	147,523	85,243

Operating loss	(147,523)	(85,056)

Other income (expense):
Interest expense	(133,545)	(136,925)
Gain on exchange of debt and equity	472,267	-
Gain on change in fair value of derivative liability	314,021	111,281
Total other income (expense), net	652,743	(25,644)

Net income (loss) before tax	505,220	(110,700)

Provision for income tax	-	-

Net income (loss)	$505,220	$(110,700)

Preferred stock dividend	(41,147)	-

Net income (loss) available to common shareholders	$464,073	$(110,700)

Net income (loss) per share: basic	$0.01	$(0.00)

Net income (loss) per share: diluted	$0.00	$(0.00)

Weighted average shares outstanding - basic	79,084,468	78,409,661

Weighted average shares outstanding - diluted	119,765,896	78,409,661

See accompanying notes to the unaudited condensed financial statements.

Sport Endurance, Inc.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	November 30,	November 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$505,220	$(110,700)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on exchange of debt and equity transaction	(472,267)	-
Change in fair value of derivative liabilities	(314,022)	(111,281)
Amortization of discount on convertible debt	118,708	118,886
Changes in assets and liabilities:
Inventory	-	27
Accrued officer salary	(8,000)	24,000
Interest payable - related party	-	241
Accounts payable and accrued liabilities	21,560	(32,193)
Net cash used in operating activities	(148,801)	(111,020)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid for the purchase of common stock	(27,271)	-
Proceeds from notes payable - related party	-	35,500
Repayments of notes payable - related party	-	(75,000)
Proceeds from convertible debt	-	241,250
Net cash (used in) provided by financing activities	(27,271)	201,750

Net (decrease) increase in cash and cash equivalents	(176,072)	90,730
Cash and cash equivalents at beginning of period	199,674	1,442

Cash and cash equivalents at end of period	$23,602	$92,172

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$950
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable	$-	$55,000
Preferred Stock Series E issued for cancellation of convertible notes payable, accrued interest, Series B Preferred Stock and warrants	$2,022,766	$-
Discount on notes payable due to beneficial conversion feature	$-	$126,557
Settlement of derivative	$2,003,390	$23,447
Accrued preferred stock dividends	$41,147	$-

See accompanying notes to the unaudited condensed financial statements.

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

Previously, the Company marketed for sale three sport nutritional products which it suspended when the Company elected to enter into the BTC lending business.

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

Our auditors note that the absence of revenues and operations, in the audit report for the year ended August 31, 2018 dated December 21, 2018, is a going concern. The going concern statement opinion issued by the independent auditors is the result of a lack of operations and working capital.

The Company cannot pay its short-term debt and will need to raise capital which concerned the independent auditors because there is insufficient cash for operations for the next 12 months.  If we cannot raise sufficient capital, we will cease operations.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company, have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2019. The unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended August 31, 2018 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on December 21, 2018. The Company has adopted a fiscal year end of August 31st.

All amounts referred to in the notes to the financial statements are in United States Dollars ($) unless stated otherwise.

The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. At November 30, 2018 and August 31, 2018, the uninsured balances amounted to $0.

Inventory

Inventory consists of finished goods and is stated at the lower of cost by the first-in, first-out method or net realizable value. The Company currently had approximately 2,432 containers of “Ultra Peak T” included in inventory at November 30, 2018 and August 31, 2018.

Revenue Recognition

Adoption of ASU 2014-09, Revenue from Contracts with Customers

On September 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective (cumulative effect) transition method. Under this transition method, results for reporting periods beginning September 1, 2018 or later are presented under ASC 606, while prior period results continue to be reported in accordance with previous guidance. The cumulative effect of the initial application of ASC 606 was immaterial, no adjustment was recorded to the opening balance of retained earnings. The timing of revenue recognition for our revenue stream was not materially impacted by the adoption of this standard. The Company believes its business processes, systems, and controls are appropriate to support recognition and disclosure under ASC 606. In addition, the adoption has led to increased footnote disclosures. Overall, the adoption of ASC 606 did not have a material impact on the Company’s condensed balance sheet, statement of operations and statement of cash flows for the three months ended November 30, 2018. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. As described below, the analysis of contracts under ASC 606 supports the recognition of revenue at a point in time, resulting in revenue recognition timing that is materially consistent with the Company’s historical practice of recognizing product revenue when title and risk of loss pass to the customer.

Policy

The Company recognizes revenue upon product delivery. All of our products are shipped through a third party fulfillment center to the customer and the customer takes title to product and assumes risk and ownership of the product when it is delivered. Shipping charges to customers and sales taxes collectible from customers, if any, are included in revenues.

For revenue from product sales, the Company recognizes revenue in accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” 606. A five-step analysis a must be met as outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied..  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Contract Assets

The Company does not have any contract assets such as work-in-process. All trade receivables on the Company’s condensed balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of November 30, 2018.

Contract Liabilities - Deferred Revenue

The Company’s contract liabilities may consist of advance customer payments and deferred revenue. Deferred revenue results from transactions in which the Company has been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the deferred revenues are recognized.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2018 and August 31, 2018. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

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

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

Basic and Diluted Income (Loss) Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common stock outstanding. Diluted net income (loss) per common share is computed by dividing the net income (loss) adjusted on an “as if converted” basis, by the weighted average number of common stock outstanding plus potential dilutive securities. At November 30, 2018 and 2017, there were 94,923,333 and 1,578,896 shares issuable, respectively, pursuant to our convertible notes and convertible preferred stock. The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three months ended November 30, 2018, and 2017:

	2018	2017

Net income (loss) available to common shareholders	$464,073	$(110,700)
Plus: Income impact of assumed conversions
Preferred stock dividends	29,808	-
Net income (loss) available to common shareholders + assumed conversions	$493,881	$(110,700)

Weighted average common shares outstanding	79,084,468	78,409,661
Plus: Incremental shares from assumed conversions
Series E Convertible Preferred Stock	40,681,428	-
Dilutive potential common shares	40,681,428	-
Adjusted weighted average shares	119,765,896	78,409,661

Net income (loss) per share:
Basic	$0.01	$(0.00)
Diluted	$0.00	$(0.00)

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive:

	November 30, 2018	November 30, 2017

Conversion of notes payable	-	1,578,896
	-	1,578,896

Recently Issued Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016–02, “Leases (Topic 842)”, which creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The Company is currently evaluating the impact of the new pronouncement on its unaudited condensed financial statements.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. ASU 2017-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company has determined that adopting this pronouncement will not have a material effect on its unaudited condensed financial statements.

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

This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2018-210—Income Statement—Reporting Comprehensive Income (Topic 220), which has been deleted. We are currently evaluating the impact of adopting ASU 2017-13 on our unaudited condensed financial statements.

ASU 2018-05 Accounting Standards Update adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act (H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018) was signed into law. We are currently evaluating the impact of adopting ASU 2017-13 on our unaudited condensed financial statements.

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

The impact of this ASU on the Company’s unaudited condensed financial statements is not expected to be material.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our unaudited condensed financial position, results of operations or cash flows.

Note 2 – Going Concern

As shown in the accompanying unaudited condensed financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $5,554,071 and net working capital deficiency of $190,511 as of November 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations and repay indebtedness. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The unaudited condensed financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The unaudited condensed financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 4 – Dividends Payable

On May 30, 2018, the Company issued 803,969.73 shares of its Series B Preferred Stock with a stated value of $0.99 per share for a total stated value of $795,930 (the “Series B Preferred Stock”). The Series B Preferred Stock accrued dividends at the rate of 10% per annum on the stated value. During the year ended August 31, 2018, the Company accrued dividends payable in the amount of $20,280 on the Series B Preferred Stock. From the period September 1, 2018 to October 22, 2018, the Company accrued an additional $11,339 in dividends payable. At October 22, 2018, the amount of dividends payable on the Series B Preferred Stock was $31,619. On October 22, 2018, the Company entered into a transaction whereby the Company exchanged all of its convertible debt and all Series B Preferred Stock outstanding for Series E Preferred Stock (the “Exchange Agreement”, see note 10). At October 22, 2018, dividends payable in the amount of $31,619 was outstanding in connection with the Series B Preferred Stock; this amount was converted to Series E Preferred Stock in connection with the Exchange Agreement.

The Company accrued dividends on the Series E Preferred Stock from October 23, 2018 through November 30, 2018 in the amount of $29,808. This amount appears as dividends payable on the Company’s unaudited condensed balance sheet at November 30, 2018.

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	November 30, 2018	August 31, 2018
Trade accounts payable	$48,824	$39,052
Payroll and related	12,883	15,931
Accrued interest	-	51,462
Total	$61,707	$106,445

Note 6 – Related Party Transactions

The Company’s President and CEO, David Lelong, earns a salary in the amount of $8,000 per month. During the three months ended November 30, 2018, the Company paid current period salary in the amount of $24,000 to Mr. Lelong; also during the three months ended November 30, 2018, the Company paid back salary previously accrued to Mr. Lelong in the amount of $8,000. At November 30, 2018, the Company had accrued salary due to Mr. Lelong in the amount of $132,000. During the three months ended November 30, 2017, the Company accrued salary in the amount $24,000 to Mr. Lelong. At August 31, 2018, the Company had accrued salary due to Mr. Lelong in the amount of $140,000.

During the three months ended November 30, 2017, the Company repaid the amount of to $75,000 Mr. Lelong under a note payable; the Company also borrowed principal in the amount of $35,500 from Mr. Lelong. Also during the three months ended November 30, 2017, the Company accrued interest in the amount of $1,191 and paid interest in the amount of $950 Mr. Lelong. At November 30, 2017, the Company owed Mr. Lelong principal in the amount of $191,500 and accrued interest in the amount of $2,253 under this note payable. There were no notes outstanding due to Mr. Lelong during as of November 30, 2018.

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

The Company recognized that the conversion feature embedded within its convertible debts is a financial derivative. The GAAP required that the Company’s embedded conversion option be accounted for at fair value. The following schedule shows the change in fair value of the derivative liabilities for the three months ended November 30, 2018:

Derivative
Liability
Liabilities Measured at Fair Value

Balance as of August 31, 2017	$312,878

Issuances	1,565,487

Conversions / redemptions	(1,207,308)

Reclass from sale of discontinued operations	1,601,007

Revaluation loss	45,348

Balance as of August 31, 2018	$2,317,412

Revaluation gain	(314,022)

Conversion / redemptions	(2,003,390)

Balance as of November 30, 2018	$-

The derivative liabilities incurred valued based upon the following assumptions and key inputs at November 30, 2018 and August 31, 2018:

	November 30,	August 31,
Assumption	2018	2018
Expected dividends:	0%	0%
Expected volatility:	155.0%	121.1– 248.8%
Expected term (years):	5.00	0.21–1.00
Risk free interest rate:	2.99%	0.97–2.08%
Stock price	$0.21	$0.35– 1.11

Note 8 – Convertible Notes Payable

November 30, 2018	August 31, 2018

February 2018 Convertible Note

On February 15, 2018, the Company entered into a Securities Purchase Agreement with the Lender.  The Company issued a 3.5% OID senior secured convertible promissory note with a face amount of $250,000 (the “February 2018 Convertible Note”).  The February 2018 Convertible Note bears interest at a rate of 10% per annum and matures in nine months.  The Company received cash proceeds of $241,250 net of the 3.5% original issue discount of $8,750. At the Lender’s option, the principal and accrued interest under the note are convertible into common stock at a rate of $0.50 per share and have a full reset feature.  The February 2018 Convertible Note is secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity. In addition, the Company granted the Lender 500,000 warrants to purchase 500,000 shares of the Company’s common stock with an exercise price of $0.01. The warrants have a five-year term. A derivative liability in the amount of $667,470 was created with regard to the conversion features and warrants associated with this note; $241,250 was charged to discount on notes payable, and the balance of $426,220 was charged to interest expense during the three months ended February 28, 2018.  On March 26, 2018, the Company and the Lender agreed to eliminate the reset feature of this note.  During the year ended August 31, 2018, the Company accrued interest in the amount of $13,681 on this note; as of August 31, 2018, principal in the amount of $250,000 was outstanding under the February 2018 Convertible Note. During the three months ended November 30, 2018, the Company accrued interest in the amount of $3,611 on this note. In October 2018, the February 2018 Convertible Note, accrued interest and warrants were converted to a new series of the Company’s preferred stock; see note 9.

During the three months ended November 30 2018 and 2017, the Company charged to interest expense the amounts of $16,298 and $0, respectively, in connection with the amortization of the discount on these notes.

$-	$250,000

	November 30, 2018	August 31, 2018

March 2018 Convertible Note

On March 9, 2018, the Company issued a 3.5% OID senior secured convertible promissory note with a face amount of $777,202 (the “March 2018 Convertible Note”).  The March 2018 Convertible Note bears interest at a rate of 10% per annum and matures in nine months.  The Company received cash proceeds of $750,000 net of the 3.5% original issue discount of $27,202. At the Lender’s option, the principal and accrued interest under the note are convertible into common stock at a rate of $0.50 per share. The March 2018 Convertible Note is secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity. In addition, the Company granted the Lender 1,554,405 warrants to purchase 1,554,405 shares of the Company’s common stock with an exercise price of $0.01. The warrants have a five-year term.  A derivative liability in the amount of $771,460 was created with regard to the conversion features and warrants associated with this note, which was charged to discount on notes payable. On May 9, 2018, the Lender transferred their ownership in $497,458 of principal and $18,042 of accrued interest in the March 2018 Convertible Note to a third party. The Company revalued the derivative liability associated with the conversion feature of the March 2018 note at the time of this restructure, and recorded a gain on revaluation in the amount of $40,072.  During the year ended August 31, 2018, the Company accrued interest in the amount of $37,780 on the March 2018 Convertible.  As of August 31, 2018, principal in the amount of $777,202 was outstanding under the March 2018 Convertible Note. During the three months ended November 30, 2018, the Company accrued interest in the amount of $11,226 on this note. In October 2018, the March 2018 convertible note, accrued interest and warrants were converted to a new series of the Company’s preferred stock; see note 9.

During the three months ended November 30 2018 and 2017, the Company charged to interest expense the amounts of $102,410 and $0, respectively, in connection with the amortization of the discount on these notes.

	$-	$777,202

Total	$-	$1,027,202
Less: Unamortized discount	-	(752,988)
Total, net of discount	$-	$274,214

Current portion	$-	$1,027,202
Long term	-	-
Total	$-	$1,027,202

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

Note 9 – Stockholders’ Equity

Preferred stock

The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock as of November 30, 2018 and August 31, 2018.

The Company has issued and outstanding 1,000 shares of Series A preferred stock as of November 30, 2018 and August 31, 2018.

Series B Convertible Preferred Stock

On May 30, 2018, the Company authorized 805,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock is convertible at a rate of $0.03 per share, has a stated value of $0.99 per share, and accrues dividends at the rate of 10% per annum on the stated value. The Series B Convertible Preferred Stock has voting rights equal to those of the underlying common stock. Under certain default condition, the Series B Convertible Preferred Stock is subject to mandatory redemption at 125%, and the conversion price resets to 75% of the market price of the Company’s common stock. On May 31, 2018, the Company issued 803,969.73 shares of Series B Convertible Preferred Stock for the conversion of debt. The Company began to accrue dividends on the Series B Convertible Preferred Stock on June 1, 2018. From June 1, 2018 through August 31, 2018, the Company accrued dividends in the amount of $20,280 on the Series B Convertible Preferred Stock; from September 1, 2018 through October 22, 2018, the Company accrued dividends in the amount of $11,339 on the Series B Convertible Preferred Stock. On October 22, 2018, all 803,969.73 outstanding shares of the Series B Convertible Preferred Stock and accrued dividends in the amount of $31,619 were exchanged for shares of the Company’s Series E Convertible Preferred Stock. At November 30, 2018, and August 31, 2018, there were 0 and 803,969.73 shares of the Series B Convertible Preferred Stock outstanding.

Series E Convertible Preferred Stock

On October 22, 2018, the Company authorized 2,900,000 shares of its Series E Convertible Preferred Stock. The Series E Convertible Preferred Stock is convertible at a rate of $0.03 per share, has a stated value of $0.99 per share, and accrues dividends at the rate of 10% per annum on the stated value. The Series E Convertible Preferred Stock has voting rights equal to those of the underlying common stock. Under certain default condition, the Series E Convertible Preferred Stock is subject to mandatory redemption at 125%, and the conversion price resets to 75% of the market price of the Company’s common stock. On October 22, 2018, the Company entered into an Exchange Agreement whereby the following were exchanged for 2,846,355.54 shares of Series E Convertible Preferred Stock: (i) Convertible debt and accrued interest in the amounts of $1,027,202 and $66,299, respectively; (ii) 803,969.73 of Series B Convertible Preferred stock; (iii) accrued dividends in the amount $31,619 on the Series B Convertible Preferred Stock; and (iv) outstanding warrants to purchase 12,054,405 shares of the Company’s common stock. A derivative liability in the amount of $2,003,390 related to the convertible debt and was also settled pursuant to the Exchange Agreement. The Company valued the 2,846,355.14 shares of Series E Convertible Preferred Stock at $2,022,766, and recorded a gain in the amount of $472,267 on the Exchange Agreement during the three months ended November 30, 2018.

Common stock

The Company is authorized to issue 580,000,000 shares of $0.001 par value common stock as of November 30, 2018 and August 31, 2018.  The Company had 52,412,342 and 79,683,842 shares of common stock issued and outstanding as of November 30, 2018 and August 31, 2018, respectively.

Three Months Ended November 30, 2018

On November 28, 2018, the Company repurchased 27,271,500 shares of the Company’s common stock from two shareholders in a series of private transactions. The Shares were repurchased by the Company for the par value of the Shares or a total of $27,271.

Three Months Ended November 30, 2017

On September 28, 2017, the Company issued 208,333 shares of common stock, for the conversion of $16,347 of principal and $8,653 of accrued interest of convertible notes payable.

On November 16, 2017, the Company issued 250,000 shares of common stock, for the conversion of $17,518 of principal and $12,482 of accrued interest of convertible notes payable.

Warrants

The Company has no warrants outstanding at November 30, 2018. Transactions involving warrants are summarized as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding at August 31, 2018	12,054,405	$0.01

Granted	-	-
Exercised	-	-
Cancelled / Expired	(12,054,405)	0.01

Warrants outstanding at November 30, 2018	-	$-

During the three months ended November 30, 2018, the Company exchanged all the warrants with the Series E Convertible Preferred Stock.

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

The following summarized the Company’s financial liabilities that are recorded at fair value on a recurring basis at November 30, 2018 and August 31, 2018.

	August 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$2,317,412	$2,317,412

November 30, 2018
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

Note 11 – Subsequent Events

On December 13, 2018, the Board of Directors (the “Board”) of the Company elected Michael Young to serve as Chairman of the Board, which became effective upon the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2018 on December 21, 2018.

Mr. Young will receive $25,000 in annual compensation for his services as a director and Chairman. In connection with his appointment Mr. Young has also received five-year options to purchase 500,000 shares of the Company’s common stock (the “Young Options”) at the exercise price of $0.26 per share. The Young Options will vest in four quarterly installments over a one-year period starting on January 1, 2019, and will immediately become fully vested should Mr. Young resign from his positions with the Company.

In December 2018, Mr. Young also acquired 12,000,000 shares of the Company’s common stock pursuant to a securities purchase agreement with David Lelong, the Chief Executive Officer and director of the Company, for a total purchase price of $120,000.

The Company also granted Mr. Lelong five-year options to purchase 500,000 shares at the exercise price of $0.26 per share (the “Lelong Options”).  The Lelong Options which will vest in four quarterly installments over a one-year period starting on January 1, 2019 and will immediately become fully vested should Mr. Lelong resign from his positions with the Company.

In December 2018, the Company closed on a private placement where it received proceeds of approximately $2.8 million before fees from the sale of units of common stock and warrants. In connection with the private placement the Company authorized the issuance of a total of 37,066,653 units where each unit consisted of one share of common stock and a warrant to purchase one half of a share of common stock. At January 8, 2019, a total of 36,399,987 of these shares have been issued.

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

In January 2019, the Company acquired for cancellation 24,333,333 shares of common stock from its President and CEO for cash at the par value of the shares, or $24,333.

We evaluated subsequent events after the balance sheet date through the date the unaudited condensed financial statements were issued. We did not identify any additional material events or transactions occurring during this subsequent event reporting period that required further recognition or disclosure in these unaudited condensed financial statements.

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

On December 17, 2018 the Company acquired a minority interest in TruPet, a limited liability company that provides nutritional food, supplements, and pet care products for dogs, cats, and horses. On December 28, 2018, the Company announced that it had signed a letter of intent to acquire TruPet which is expected to occur during the first quarter of 2019, subject to negotiation and execution of a definitive Agreement and other customary closing conditions. The Company must also complete a financing to finalize the TruPet acquisition assuming it can reach an agreement on terms.

For the three months ended November 30, 2018, we had a net income of $505,220 compared to a net loss of $110,700 for the three months ended November 30, 2017.  Our accumulated deficit as of November 30, 2018 was $5,554,071.  These conditions raise substantial doubt about our ability to continue as a going concern over the next 12 months.

Results of Operations for the Three Months Ended November 30, 2018 and 2017

Revenues

The Company had sales of $0 during the three months ended November 30, 2018 compared to $214 for the three months ended November 30, 2017.  The Company had cost of goods sold in the amount of $0 for gross profit of $0 during the three months ended November 30, 2018 compared to cost of goods sold in the amount of $27 for gross profit of $187 during the three months ended November 30, 2017.

Selling, general and administrative expenses

General and administrative expenses were $147,523 for the three months ended November 30, 2018 compared to $85,243 for the three months ended November 30, 2017, an increase of $62,280.  The increase was primarily due to an increase in legal and accounting fees.

Interest expense

Net interest expense for the three months ended November 30, 2018 was $133,545 compared to $136,925 for the three months ended November 30, 2017, a decrease of $3,380.  The decrease was due primarily to the non-cash expense of the amortization of discounts on notes payable during the period.

Gain on exchange of debt and equity

During the three months ended November 30, 2018, the Company recorded a gain in the amount of $472,267 on exchange of debt and equity to preferred stock. There were no such comparable transactions during the three months ended November 30, 2017.

Change in fair value of derivative liability

The Company had a non-cash gain of $314,021 on revaluation of derivative liabilities during the three months ended November 30, 2018, an increase of $202,740 compared to a non-cash gain of $111,281 in the three months ended November 30, 2017.  The increase in the gain was due to mark to market adjustments on our convertible notes.

Net income (loss)

For the reasons above, our net income for the three months ended November 30, 2018 was $505,220, an increase of $615,920 compared to a net loss of $110,700 for the three months ended November 30, 2017.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at November 30, 2018 compared to August 31, 2018.

	November 30, 2018	August 31, 2018

Current Assets	$33,004	$209,076

Current Liabilities	$223,515	$2,858,351

Working Capital (Deficit)	$(190,511)	$(2,649,275)

The Company had cash used in operating activities of $148,801 during the three months ended November 30, 2018.  This primarily consisted of the Company’s net income of $505,220, decreased by non-cash gain on exchange of debt and equity of $472,267 and by a change in the market value of derivative liabilities in the amount of $314,022, offset by amortization of discount on convertible debt in the amount of $118,708. The Company’s cash position also increased by $13,560 as a result of changes in components of current assets and current liabilities.

During the three months ended November 30, 2018, the Company had no cash flows from investing activities.

During the three months ended November 30, 2018, the Company had cash used in financing activities in the amount of $27,271, consisting of the purchase of 27,271,500 shares from two shareholders in a series of private transactions.

With the proceeds of the Company’s recent private placement and after the making of a $2.2 million equity investment in TruPet, the Company had $297,858 of cash as of January 10, 2019 which should be sufficient to meet our working capital needs for at least the next 12 months. However, it is not likely we can complete an acquisition including that of TruPet without completing a financing. The amount and type of financing and its dilution to existing shareholders cannot be determined at this time.

We anticipate that we will incur operating losses in the next 12 months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.  Such risks for us include, but are not limited to, the risks described in our Form 10-K filed on December 21, 2018.

Cautionary Note Regarding Forward Looking Statements

This Report contains forward-looking statements including statements regarding changing the direction of our business, our ability to acquire TruPet, the availability of future financing, and our liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy, the acquisition of TruPet, and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include those relating to the capital markets summarized under Liquidity and Capital Resources and the risk factors in the Form 10-K for fiscal 2018.  Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Going concern.

Our unaudited condensed financial statements are prepared using GAAP applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $5,554,071 and net working capital deficit of $190,511 at November 30, 2018, and have reported negative cash flows from operations since Inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our unaudited condensed financial statements appearing elsewhere in this report.

Recently Issued Accounting Standards

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows. Note 1 to our unaudited condensed financial statements appearing elsewhere in this report includes Recent Accounting Pronouncements.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Exhibit	Filing date
3.1	Articles of Incorporation		S-1	3.1	09/16/09
3.2	Certificate of Amendment to Articles of Incorporation		10-Q	3.2	07/14/17
3.3	Certificate of Amendment to Articles of Incorporation		8-K	3.1	3/22/18
3.4	Bylaws of Sport Endurance, Inc.		8-K	3.2	4/29/16
3.5	Certificate of Designation of Class A Preferred		S-1/A	3.3	12/31/09
3.6	Certificate of Designation for the Series B Convertible Preferred Stock		8-K	3.1	6/01/18
3.7	Certificate of Designation for Series E Convertible Preferred Stock		8-K	3.1	10/25/18
4.1	Form of Warrant		8-K	4.1	12/13/18
10.1	Form of Exchange Agreement+		8-K	10.1	10/25/18
10.2	Form of Stock Purchase Agreement		8-K	10.1	12/13/18
10.3	Form of Registration Rights Agreement		8-K	10.2	12/13/18
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

SPORT ENDURANCE, INC.

Date: January 14, 2019	By:	/s/ David Lelong
David Lelong
President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)