Form 10-Q
period 2019-02-28
Better Choice Co Inc.
filed 2019-04-15
CIK 1471727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-161943

BETTER CHOICE COMPANY INC.

(Exact name of registrant as specified in its charter)

Delaware	83-4284557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Prospect Street, Brooklyn, NY 11201

(Address of principal executive offices) (Zip Code)

(646) 846-4280

(Registrant’s telephone number, including area code)

                                              Sport Endurance, Inc.

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

Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 2,841,210 shares of $0.001 par value common stock outstanding as of April 9, 2019.

BETTER CHOICE COMPANY INC.

(FORMERLY SPORT ENDURANCE, INC.)

FORM 10-Q

Quarterly Period Ended February 28, 2019

EXPLANATORY NOTE

We were incorporated in the State of Nevada in 2001 under the name Cayenne Construction, Inc., and in 2009 changed our name to Sport Endurance, Inc. Effective March 11, 2019, we changed our name to Better Choice Company Inc. after reincorporating in Delaware.  Unless otherwise noted, references in this quarterly report on Form 10-Q (the “Report”) to the “Company,” “we,” “our” or “us” means Better Choice Company Inc. (formerly Sport Endurance, Inc.).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BETTER CHOICE COMPANY INC.

(FORMERLY SPORT ENDURANCE, INC.)

CONDENSED BALANCE SHEETS

	February 28,	August 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$107,936	$199,674
Prepaid expenses	41,082	-
Inventory	-	9,402
Total current assets	149,018	209,076

Investment in TruPet	2,200,000	-

Total Assets	$2,349,018	$209,076

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$104,912	$106,445
Accrued interest, related party	1,657	-
Dividends payable	98,595	20,280
Derivative liability	2,432,459	2,317,412
Accrued officer salary	108,000	140,000
Convertible notes, net of unamortized debt discounts of $0 and $752,990, respectively	-	274,214

Total current liabilities	2,745,623	2,858,351

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 16,294,000 and 19,194,000 shares undesignated and unissued as of February 28, 2019 and August 31, 2018, respectively
Series A Preferred stock, $0.001 par value, 1,000 shares designated, 0 and 1,000 shares issued and outstanding as of February 28, 2019 and August 31, 2018, respectively	-	1
Series B Convertible Preferred stock, $0.001 par value, 805,000 shares designated, 0 and 803,969.73 shares issued and outstanding as of February 28, 2019 and August 31, 2018, respectively	-	804
Series E Convertible Preferred stock, $0.001 par value, 2,900,000 shares designated, 2,693,678 and 0 shares issued and outstanding as of February 28, 2019 and August 31, 2018, respectively	2,693	-
Common stock, $0.001 par value, 580,000,000 shares authorized 2,699,502 and 3,064,763 shares issued and outstanding as of February 28, 2019 and August 31, 2018, respectively	2,700	3,065
Additional paid-in capital	5,318,132	3,406,146
Accumulated deficit	(5,720,130)	(6,059,291)
Total stockholders’ deficit	(396,605)	(2,649,275)

Total liabilities and stockholders’ deficit	$2,349,018	$209,076

See accompanying notes to the unaudited condensed financial statements.

BETTER CHOICE COMPANY INC.

(FORMERLY SPORT ENDURANCE, INC.)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	February 28,	February 28,	February 28,	February 28,
	2019	2018	2019	2018

Revenue	$-	$261	$-	$475
Cost of goods sold	-	184	-	211

Gross profit	-	77	-	264

Operating expenses:
Selling, general and administrative	388,905	66,479	536,428	151,722

Total operating expenses	388,905	66,479	536,428	151,722

Operating loss	(388,905)	(66,402)	(536,428)	(151,458)

Other income (expense):
Interest expense, net	(368)	(768,129)	(133,913)	(449,136)
Excess value of warrants liability over net proceeds of sale of common stock at inception	(3,675,385)	-	(3,675,385)	-
Gain on exchange of debt and equity	-	139,323	472,267	139,323
Gain (loss) on change in fair value of derivative liability	3,898,599	(256,286)	4,212,620	(600,923)
Total other income (expense), net	222,846	(885,092)	875,589	(910,736)

Net (loss) income before tax	(166,059)	(951,494)	339,161	(1,062,194)

Provision for income tax	-	-	-	-

Net (loss) income	(166,059)	(951,494)	339,161	(1,062,194)

Preferred stock dividend	(68,787)	-	(109,934)	-

Net (loss) income available to common shareholders	$(234,846)	$(951,494)	$229,227	$(1,062,194)

Net loss (income) per share – basic	$(0.09)	$(0.31)	$0.08	$(0.35)

Net loss (income) per share - diluted	$(0.09)	$(0.31)	$0.06	$(0.35)

Weighted average shares outstanding - basic	2,724,359	3,039,160	2,883,911	3,027,393

Weighted average shares outstanding – diluted	2,724,359	3,039,160	5,449,488	3,027,393

See accompanying notes to the unaudited condensed financial statements.

BETTER CHOICE COMPANY INC.

(FORMERLY SPORT ENDURANCE, INC.)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

												Total Stockholders’
	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series E		Common Stock		Paid-In	Subscriptions	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance, August 31, 2017	1,000	$1	-	$-	-	$-	3,008,730	$3,009	$1,927,960	$(5,372)	$(3,108,472)	$(1,182,874)

Conversion of notes payable and accrued interest	-	-	-	-	-	-	17,628	18	78,429	-	-	78,447
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(110,700)	(110,700)
Balance, November 30, 2017	1,000	1	-	-	-	-	3,026,358	3,027	2,006,389	(5,372)	(3,219,172)	(1,215,127)

Conversion of notes payable and accrued interest	-	-	-	-	-	-	38,405	38	149,460	-	-	149,498
Settlement of derivative liabilities	-	-	-	-	-	-	-	-	333,947	-	-	333,947
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(951,494)	(951,494)

Balance, February 28, 2018	1,000	$1	-	$-	-	$-	3,064,763	$3,065	$2,489,796	$(5,372)	$(4,170,666)	$(1,683,176)

See accompanying notes to the unaudited condensed financial statements.

												Total Stockholders’
	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series E		Common Stock		Paid-In	Subscriptions	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance, August 31, 2018	1,000	$1	803,970	$804	-	$-	3,064,763	$3,065	$3,406,146	$-	$(6,059,291)	$(2,649,275)

Exchange of notes, interest, Series B Preferred and warrants with Series E Preferred Stock	-	-	(803,970)	(804)	2,846,356	2,846	-	-	2,019,920	-	-	2,021,962
Purchase and retirement of common stock	-	-	-	-	-	-	(1,048,904)	(1,049)	(26,222)	-	-	(27,271)
Preferred stock dividend	-	-	-	-	-	-	-	-	(41,147)	-	-	(41,147)
Net income for the period	-	-	-	-	-	-	-	-	-	-	505,220	502,220
Balance, November 30, 2018	1,000	-	-	-	2,846,356	2,846	2,015,859	2,016	5,358,697	-	(5,554,071)	(190,511)

Fair value of vested stock options	-	-	-	-	-	-	-	-	51,660	-	-	51,660
Purchase and retirement of common stock	-	-	-	-	-	-	(935,897)	(936)	(23,397)	-	-	(24,333)
Sale of common stock, net of issuance costs	-	-	-	-	-	-	1,425,641	1,426	2,655,673	-	-	2,657,099
Conversion of Series A Preferred stock to Common Stock	(1,000)	(1)	-	-	-	-	115	-	1	-	-	-
Conversion of Series E Preferred stock to Common Stock	-	-	-	-	(152,678)	(153)	193,784	193	(41)	-	-	-
Fair value of warrants issued along with sale of common stock allocated to paid-in capital	-	-	-	-	-	-	-	-	(2,655,673)	-	-	(2,655,673)
Preferred stock dividend	-	-	-	-	-	-	-	-	(68,787)	-	-	(68,787)
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(166,059)	(166,059)
Balance, February 28, 2019	-	$-	-	$-	2,693,678	$2,693	2,699,502	$2,700	$5,318,132	$-	$(5,720,130)	$(396,605)

See accompanying notes to the unaudited condensed financial statements.

BETTER CHOICE COMPANY INC.

(FORMERLY SPORT ENDURANCE, INC.)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	February 28,	February 28,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$339,161	$(1,062,194)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on exchange transaction	(472,267)	-
Change in fair value of derivative liabilities	(4,212,620)	600,923
Amortization of discount on convertible debt	118,707	397,811
Fair value of vested stock options	51,660	-
Excess value of warrants liability over net proceeds of sale of common stock at inception	3,675,385	-
Gain on note exchange		(139,323)
Changes in operating assets and liabilities:
Prepaid expenses	(41,082)	-
Inventory	9,402	211
Accrued officer salary	(32,000)	40,000
Interest payable - related party	1,657	1,013
Accounts payable and accrued liabilities	64,764	(4,454)
Net cash used in operating activities	(497,233)	(166,013)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit made on investment in TruPet	(2,200,000)	-
Net cash used in investing activities	(2,200,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid for the purchase of common stock	(51,604)	-
Cash from sale of common stock, net of costs	2,657,099	-
Proceeds from notes payable - related party	-	35,500
Repayments of notes payable - related party	-	(100,000)
Proceeds from convertible debt	-	482,500
Net cash provided by financing activities	2,605,495	418,000
Net (decrease) increase in cash and cash equivalents	(91,738)	251,987
Cash and cash equivalents at beginning of period	199,674	1,442

Cash and cash equivalents at end of period	$107,936	$253,429

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$1,087
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable and accrued interest	$-	$84,956
Preferred Stock Series E issued for cancellation of convertible notes payable, accrued interest, Series B Preferred Stock and warrants	$2,022,766	$-
Conversion of Series A Preferred Stock to common stock	$1	$-
Conversion of Series E Preferred Stock to common stock	$153	$-
Discount on notes payable due to beneficial conversion feature	$-	$891,168
Settlement of derivative	$2,003,390	$476,936
Accrued interest capitalized into principal of convertible notes payable	$-	$15,823
Fair value of warrants issued with sale of common stock allocated to additional paid in capital	$2,655,673	$-
Accrued preferred stock dividends	$108,843	$-

See accompanying notes to the unaudited condensed financial statements.

Better Choice Company Inc.

(Formerly Sport Endurance, Inc.)

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

We were incorporated in the State of Nevada in 2001 under the name Cayenne Construction, Inc., and in 2009 changed our name to Sport Endurance, Inc. Effective March 11, 2019, we changed our name to Better Choice Company Inc. after reincorporating in Delaware.

The Company previously marketed for sale three sport nutritional products which it suspended in March 2018.  On March 14, 2018, the Company, through its wholly-owned subsidiary Yield Endurance, Inc. (“Yield”), entered into a series of agreements under which Yield borrowed $5 million of bitcoin (“BTC”). The Company simultaneously entered into transactions with Madison Partners LLC and Prism Funding Co. LP to lend the BTC to third parties. On August 21, 2018, the Company entered into a series of restructuring agreements to unwind the BTC transactions thereby exiting the BTC and cryptocurrency markets.

Effective March 11, 2019, Sport Endurance, Inc. merged into its wholly-owned subsidiary, Better Choice Company Inc., a Delaware corporation. As a result, the name of Sport Endurance, Inc. was changed to Better Choice Company Inc. Pursuant to the merger, each outstanding share of common stock of Sport Endurance, Inc. converted into one share of common stock of Better Choice Company Inc. and each outstanding share of Series E Convertible Preferred Stock (the “Series E”) of Sport Endurance, Inc. converted into one share of Series E Convertible Preferred Stock of Better Choice Company Inc.

On December 17, 2018, the Company made a $2,200,000 investment in TruPet LLC, an online seller of pet foods, flea and tick products, pet nutritional products and related pet supplies.  On February 2, 2019 and February 29, 2019, respectively, the Company entered into definitive agreements to acquire the remainder of TruPet LLC and all of the outstanding shares of Bona Vida, Inc., an emerging hemp based CBD platform focused on developing a portfolio of brand and product verticals within the animal health and wellness space. The definitive agreements are based on various conditions being met including completion of a financing. While the Company believes it is close to completing the financing and closing the acquisitions, no assurances can be given that we will close these transactions.

On March 14, 2019, the Company filed a Certificate of Amendment of Certificate of Incorporation (the “Amendment”) with the Delaware Secretary of State to effect a one-for-26 reverse split of the Company’s common stock. The Amendment took effect on March 15, 2019. No fractional shares will be issued or distributed as a result of the Amendment. These financial statements give retroactive effect to the reverse stock split for all periods presented, unless otherwise specified.

Our auditors note that the absence of revenues and operations, in the audit report for the year ended August 31, 2018 dated December 21, 2018, is a going concern. The going concern statement opinion issued by the independent auditors is the result of a lack of operations and working capital.

The Company cannot pay its short-term liabilities and will need to raise capital which concerned the independent auditors because there is insufficient cash for operations for the next 12 months.  If we cannot raise sufficient capital, we will cease operations. See Note 2, “Going Concern” for more information.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company, have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended February 28, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2019. The unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended August 31, 2018 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on December 21, 2018. The Company has adopted a fiscal year end of August 31st.

All amounts referred to in the notes to the financial statements are in United States Dollars ($) unless stated otherwise.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management utilizes various other estimates, including but not limited to determining the collectability of accounts receivable, the fair value of warrants and options issued, the fair value of conversion features, the recognition of revenue, the valuation allowance for deferred tax assets and other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

Cash and Cash Equivalents

Cash and cash equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. At February 28, 2019 and August 31, 2018, the uninsured balances amounted to $0.

Inventory

Inventory consists of finished goods and is stated at the lower of cost by the first-in, first-out method or net realizable value. The Company had 0 and 2,432 containers of “Ultra Peak T” included in inventory at February 28, 2019 and August 31, 2018, respectively.

Revenue Recognition

Adoption of ASU 2014-09, Revenue from Contracts with Customers

On September 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective (cumulative effect) transition method. Under this transition method, results for reporting periods beginning September 1, 2018 or later are presented under ASC 606, while prior period results continue to be reported in accordance with previous guidance. The cumulative effect of the initial application of ASC 606 was immaterial, no adjustment was recorded to the opening balance of retained earnings. The timing of revenue recognition for our revenue stream was not materially impacted by the adoption of this standard. The Company believes its business processes, systems, and controls are appropriate to support recognition and disclosure under ASC 606. In addition, the adoption has led to increased footnote disclosures. Overall, the adoption of ASC 606 did not have a material impact on the Company’s condensed balance sheet, statement of operations and statement of cash flows for the three and six months ended February 28, 2019. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. As described below, the analysis of contracts under ASC 606 supports the recognition of revenue at a point in time, resulting in revenue recognition timing that is materially consistent with the Company’s historical practice of recognizing product revenue when title and risk of loss pass to the customer.

Policy

The Company recognizes revenue upon product delivery. All of our products are shipped through a third party fulfillment center to the customer and the customer takes title to product and assumes risk and ownership of the product when it is delivered. Shipping charges to customers and sales taxes collectible from customers, if any, are included in revenues.

For revenue from product sales, the Company recognizes revenue in accordance with ASC 606. A five-step analysis a must be met as outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Contract Assets

The Company does not have any contract assets such as work-in-process. All trade receivables on the Company’s condensed balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of February 28, 2019.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. Accounting guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements, under which a company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accordingly, the Company would report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company elects to recognize any interest and penalties, if any, related to unrecognized tax benefits in tax expense.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%. As of the completion of these unaudited condensed financial statements, we have made a reasonable estimate of the effects of the Tax Act. This estimate incorporates assumptions made based upon the Company’s current interpretation of the Tax Act, and may change as the Company may receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves. In accordance with SEC Staff Accounting Bulletin No. 118, the Company will finalize the accounting for the effects of the Tax Act no later than the fourth quarter of fiscal year 2019. Future adjustments made to the provisional effects will be reported as a component of income tax expense in the reporting period in which any such adjustments are determined. Based on the new tax law that lowers corporate tax rates, the Company revalued its deferred tax assets. Future tax benefits are expected to be lower, with the corresponding one time charge being recorded as a component of income tax expense.

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

Fair Value Measurements

The Company follows ASC 820–10 to measure the fair value of its financial instruments and disclosures about fair value of its financial instruments. ASC 820–10 establishes a framework for measuring fair value and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820–10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2019 and August 31, 2018. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

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

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three months ended February 28, 2019 and 2018:

	2019	2018

Net loss available to common shareholders	$(234,846)	$(951,494)
Weighted average common shares outstanding	2,724,359	3,039,160

Net loss per share:
Basic	$(0.09)	$(0.31)
Diluted	$(0.09)	$(0.31)

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the six months ended February 28, 2019 and 2018:

	2019	2018

Net income (loss) available to common shareholders	$229,227	$(1,062,194)
Plus: Income impact of assumed conversions
Preferred stock dividends	109,934	-
Net income (loss) available to common shareholders + assumed conversions	$339,161	$(1,062,194)

Weighted average common shares outstanding	2,883,911	3,027,393
Plus: Incremental shares from assumed conversions
Series E Convertible Preferred Stock	2,565,577	-
Dilutive potential common shares	2,565,577	-
Adjusted weighted average shares	5,449,488	3,027,393

Net income (loss) per share:
Basic	$0.08	$(0.35)
Diluted	$0.06	$(0.35)

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive:

	February 28, 2019	February 28, 2018

Conversion of notes payable	-	1,318,674
Series E Convertible Preferred stock	-	-
Warrants	712,820	19,231
Stock options	38,462	-
	751,282	1,337,905

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

On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act of 2017). Stakeholders raised a narrow-scope financial reporting issue that arose as a consequence of the Tax Cuts and Jobs Act of 2017. ASU 2018-02 is the final version of Proposed Accounting Standards Update 2018-210—Income Statement—Reporting Comprehensive Income (Topic 220), which has been deleted.  The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in ASU 2018-02 affect any entity that is required to apply the provisions of Topic 220, Income Statement-Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this update is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.

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

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for public entities, certain not-for-profit entities, and certain employee benefit plans for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, ASU 2018-07 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is evaluating the impact of adopting this pronouncement on our unaudited condensed financial statements.

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

Note 2 – Going Concern

As shown in the accompanying unaudited condensed financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $5,720,130 and working capital deficit of $2,596,605 as of February 28, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues including entering into definitive agreements to acquire the remainder of TruPet LLC and all of the outstanding shares of Bona Vida, Inc. In addition, the Company is currently seeking to raise $15 million in an ongoing offering to fund operations. The Company, however, is dependent upon its ability to secure this financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Discontinued Operations

On August 21, 2018, the Company cancelled all of the business agreements, related to Yield and entered into a Restructuring Agreement.

Pursuant to the terms of the Restructuring Agreement, the parties agreed to (a) assign to Madison all of the capital stock of Yield to provide for the continuation of the business of Yield as a subsidiary of Madison, (b) terminate the Guaranty Agreement by and between the Company and Prism, and (c) cancel 576,923 of the 961,538 warrants issued to Prism in connection with the note purchase agreement. On the Effective Date, the Company’s liability for the senior note issued pursuant to the note purchase agreement was extinguished.

There are no continuing cash inflows our outflows to or from the discontinued operations.

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the condensed statements of operations for the year ended August 31, 2018:

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

Note 4 – Investment in TruPet

On December 17, 2018 the Company acquired a minority interest in TruPet. The Company invested $2,200,000 into TruPet and acquired a Series A Membership Interest equal to approximately 6.7% of the Membership Interests. The Company is entitled to appoint one of the five managers and certain preferential informational rights. The Company entered into a definitive agreement to acquire the remainder of TruPet in February 2019. The definitive agreement is based on various conditions being met including completion of a financing. While the Company believes it is close to completing the financing and closing the acquisition, no assurances can be given that we will close this transaction.

Note 5 – Dividends Payable

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

On October 22, 2018, the Company authorized 2,900,000 shares of its Series E Convertible Preferred Stock. The Company accrued dividends on the Series E Preferred Stock in the amounts of $68,787 and $109,934 during the three and six months ended February 28, 2019, respectively. The amount of $97,504 appears as dividends payable on the Company’s unaudited condensed balance sheet at February 28, 2019.

Note 6 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	February 28, 2019	August 31, 2018
Trade accounts payable	$86,023	$39,052
Payroll and related	18,889	15,931
Accrued interest	-	51,462
Total	$104,912	$106,445

Note 7 – Related Party Transactions

The Company’s President, David Lelong, earns a salary in the amount of $8,000 per month. During the three and six months ended February 28, 2019, the Company paid current period salary in the amount of $24,000 and $48,000, respectively to Mr. Lelong. At February 28, 2019, the Company had accrued salary due to Mr. Lelong in the amount of $108,000 which beginning on February 1, 2019, the Company began to accrue interest at the rate of 18% per annum on the accrued salary payable to Mr. Lelong. During the three months ended February 28, 2019, the Company accrued interest payable to Mr. Lelong in the amount $1,657. During the three months ended February 28, 2018, the Company paid Mr. Lelong salary in the amount of $8,000 and accrued an additional $16,000 in salary due to Mr. Lelong. At August 31, 2018, the Company had accrued salary due to Mr. Lelong in the amount of $140,000.

During the six months ended February 28, 2018, Mr. Lelong loaned the Company an additional $35,500 represented by four notes payable, and the Company repaid two of the notes in the amount of $100,000. The Company accrued interest expense in the amount of $2,100 and paid accrued interest in the amount of $1,087 under these notes payable during the six months ended February 28, 2018. At February 28, 2018, the Company has a principal balance in the amount of $166,500 and accrued interest in the amount of $3,024 due to Mr. Lelong pursuant to these notes payable. There were no notes outstanding due to Mr. Lelong during the three months ended February 28, 2019.

On January 4, 2019, the Company repurchased 935,897 shares of the Company’s common stock from Mr. Lelong in a private transaction. The shares were repurchased by the Company for the par value of the pre-reverse split shares of $0.001 per share or a total of $24,333. Prior to the repurchase the shares represented approximately 38% of the Company’s outstanding common stock.

Note 8 – Derivative Liability

The Company has entered into convertible note agreements containing beneficial conversion features and warrants.  The convertible notes include a ratchet reset provision which allows the note holders to reduce the conversion price should the Company issue equity with an effective price per share that is lower than the stated conversion price in the note agreement (see Note 9). The Company accounts for the fair value of this conversion feature in accordance with ASC 815, Accounting for Derivatives and Hedging and EITF 07-05, which provides that the embedded derivatives should be bundled and valued as a single, compound embedded derivative bifurcate treated as a derivative liability. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component in its results of operations.

The conversion feature embedded within these convertible notes is a financial derivative and GAAP requires that this embedded conversion option be accounted for at fair value.

During the three months ended February 28, 2019, the Company sold 1,425,641 shares of common stock and 712,820 two-year warrants to purchase one share of common stock at a price of $3.90 per share for total proceeds of $2,657,099, net of issuance costs. The warrant holders have an option to settle in cash in the event of a change of control of the Company. The Company considers these warrants a derivative liability, and calculated the fair value of this liability utilizing a lattice model that values the warrant based upon a probability weighted discounted cash flow model.

The following schedule shows the change in fair value of the derivative liabilities for the six months ended February 28, 2019:

Derivative
Liability
Liabilities Measured at Fair Value

Balance as of August 31, 2017	$312,878

Issuances	1,565,487

Conversions / redemptions	(1,207,308)

Reclass from sale of discontinued operations	1,601,007

Revaluation loss	45,348

Balance as of August 31, 2018	$2,317,412

Issuances	6,331,058

Revaluation gain	(4,212,621)

Conversion / redemptions	(2,003,390)

Balance as of February 28, 2019	$2,432,459

The derivative liabilities incurred valued based upon the following assumptions and key inputs at February 28, 2019, November 30, 2018 and August 31, 2018:

	November 30,	August 31,
Assumption	2018	2018
Expected dividends:	0%	0%
Expected volatility:	155.0%	121.1– 248.8%
Expected term (years):	5.00	0.21–1.00
Risk free interest rate:	2.99%	0.97–2.08%
Stock price	$5.46	$9.10–28.86

The Company derivative warrants were fair valued as of issuance and as of February 28, 2019 with the following assumptions:

- The quoted stock price ranged from of $2.75 to $10.14 and would fluctuate with the Company historic volatility;

- The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of the Company and the term remaining for each Warrant – the volatility ranged from 198-213%.

- The full reset events projected to occur based on future financing events on March 31, 2019 and December 31, 2019 resulting in a potential reset exercise price.

- Adjustments to warrants exercise prices have not occurred to date due to reset events.

- A fundamental transaction was projected to potentially occur on 4/30/19 or 12/31/19. The likelihood of such an event was estimated at 85% for the 4/30/19 event as of December/January 2019 increasing to 95% by 2/28/19. The 12/31/19 event was estimated at 50% for all dates.

- The option to force early exercise was estimated at 0% since it was unlikely that the Company would meet the registration and trading volume requirements necessary to trigger the option.

Note 9 – Convertible Notes Payable

February 28, 2019	August 31, 2018

February 2018 Convertible Note

On February 15, 2018, the Company issued a 3.5% OID senior secured convertible promissory note with a face amount of $250,000 (the “February 2018 Convertible Note”).  The February 2018 Convertible Note bears interest at a rate of 10% per annum and matures in nine months.  The Company received cash proceeds of $241,250 net of the 3.5% original issue discount of $8,750. At the investor’s option, the principal and accrued interest under the note are convertible into common stock at a rate of $13.00 per share and have a full reset feature.  The February 2018 Convertible Note is secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity. In addition, the Company granted the investor 19,231 warrants to purchase 19,231 shares of the Company’s common stock with an exercise price of $0.26. The warrants have a five-year term. A derivative liability in the amount of $667,470 was created with regard to the conversion features and warrants associated with this note; $241,250 was charged to discount on notes payable, and the balance of $426,220 was charged to interest expense during the three months ended February 28, 2018.  On March 26, 2018, the February 2018 Convertible Note was amended to eliminate the reset feature.

During the year ended August 31, 2018, the Company accrued interest in the amount of $13,681 on this note; as of August 31, 2018, principal in the amount of $250,000 was outstanding under the February 2018 Convertible Note. In October 2018, the February 2018 Convertible Note, accrued interest and warrants were converted to a new series of the Company’s preferred stock. During the three months ended February 28, 2019 and 2018, the Company charged to interest expense the amounts of $0 and $248,721, respectively, in connection with the amortization of the discount on these notes. During the six months ended February 28, 2019 and 2018, the Company charged to interest expense the amounts of $16,298 and $248,721, respectively, in connection with the amortization of the discount on these notes.

$-	$250,000

	February 28, 2019	August 31, 2018

March 2018 Convertible Note

On March 9, 2018, the Company issued a 3.5% OID senior secured convertible promissory note with a face amount of $777,202 (the “March 2018 Convertible Note”).  The March 2018 Convertible Note bears interest at a rate of 10% per annum and matures in nine months.  The Company received cash proceeds of $750,000 net of the 3.5% original issue discount of $27,202. At the investor’s option, the principal and accrued interest under the note are convertible into common stock at a rate of $13.00 per share. The March 2018 Convertible Note is secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity. In addition, the Company granted the investor 59,785 warrants to purchase 59,785 shares of the Company’s common stock with an exercise price of $0.26. The warrants have a five-year term.  A derivative liability in the amount of $771,460 was created with regard to the conversion features and warrants associated with this note, which was charged to discount on notes payable. On May 9, 2018, the investor transferred its ownership in $497,458 of principal and $18,042 of accrued interest in the March 2018 Convertible Note to a third party. The Company revalued the derivative liability associated with the conversion feature of the March 2018 Convertible Note at the time of this restructure, and recorded a gain on revaluation in the amount of $40,072. During the year ended August 31, 2018, the Company accrued interest in the amount of $37,780 on the March 2018 Convertible Note.  As of August 31, 2018, principal in the amount of $777,202 was outstanding under the March 2018 Convertible Note. During the three months ended November 30, 2018, the Company accrued interest in the amount of $11,226 on this note. In October 2018, the March 2018 Convertible Note, accrued interest and warrants were converted to a new series of the Company’s preferred stock.

During the three months ended February 28, 2019 and 2018, the Company charged to interest expense the amount of $0 in connection with the amortization of the discount on these notes; during the six months ended February 28, 2019 and 2018, the Company charged to interest expense the amount of $0 in connection with the amortization of the discount on these notes.

	$-	$777,202

Total	$-	$1,027,202
Less: Unamortized discount	-	(752,988)
Total, net of discount	$-	$274,214

Current portion	$-	$1,027,202
Long term	-	-
Total	$-	$1,027,202

March 2018 Note to Prism

Under the terms of a series of agreements (the “Former Agreements”) relating to the BTC transactions described in Note 1, Yield issued Prism Funding Co, LP (“Prism”) a 10% OID Senior Secured Convertible Note (the “Senior Note”) in the principal amount of $5,500,000. The Senior Note was payable 30 days following written demand from Prism (the “Maturity Date”) and with interest at 10% per annum. Pursuant to the terms of the restructuring agreement entered into in August 2018, the Company’s liability for the Senior Note was extinguished upon the restructuring of the BTC loan (see Note 3).

Note 10 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock as of February 28, 2019 and August 31, 2018.

Series A Preferred Stock

On February 20, 2019, the Company filed a Certificate of Amendment to Certificate of Designation (the “Amendment to COD”) for the Company’s Series A Preferred Stock (the “Series A”) permitting the Board to convert all outstanding shares of Series A into shares of the Company’s common stock at the Board’s discretion. On February 22, 2019, the Company issued 115 shares of common stock in exchange for all outstanding 1,000 shares of Series A, and cancelled the Series A. The Company has issued and outstanding 0 and 1,000 shares of Series A as of February 28, 2019 and August 31, 2018, respectively.

Series B Convertible Preferred Stock

On May 30, 2018, the Company authorized 805,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock is convertible at a rate of $0.78 per share, has a stated value of $0.99 per share, and accrues dividends at the rate of 10% per annum on the stated value. The Series B Convertible Preferred Stock has voting rights equal to those of the underlying common stock. Under certain default condition, the Series B Convertible Preferred Stock is subject to mandatory redemption at 125%, and the conversion price resets to 75% of the market price of the Company’s common stock. On May 31, 2018, the Company issued 803,969.73 shares of Series B Convertible Preferred Stock for the conversion of debt. The Company began to accrue dividends on the Series B Convertible Preferred Stock on June 1, 2018. From June 1, 2018 through August 31, 2018, the Company accrued dividends in the amount of $20,280 on the Series B Convertible Preferred Stock; from September 1, 2018 through October 22, 2018, the Company accrued dividends in the amount of $11,339 on the Series B Convertible Preferred Stock. On October 22, 2018, all 803,969.73 outstanding shares of the Series B Convertible Preferred Stock and accrued dividends in the amount of $31,619 were exchanged for shares of the Company’s Series E Convertible Preferred Stock. On February 12, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designation for the Company’s Series B Preferred Stock (the “Series B”). There were 0 and 803,969.73 shares of the Series B outstanding at February 28, 2019 and August 31, 2018, respectively.

Series E Convertible Preferred Stock

On October 22, 2018, the Company authorized 2,900,000 shares of its Series E Convertible Preferred Stock. The Series E Convertible Preferred Stock is convertible at a rate of $0.78 per share, has a stated value of $0.99 per share, and accrues dividends at the rate of 10% per annum on the stated value. The Series E Convertible Preferred Stock has voting rights equal to those of the underlying common stock. Under certain default condition, the Series E Convertible Preferred Stock is subject to mandatory redemption at 125%, and the conversion price resets to 75% of the market price of the Company’s common stock.

On October 22, 2018, the Company entered into an Exchange Agreement whereby the following were exchanged for 2,846,355.54 shares of Series E Convertible Preferred Stock: (i) Convertible debt and accrued interest in the amounts of $1,027,202 and $66,299, respectively; (ii) 803,969.73 shares of Series B Convertible Preferred Stock; (iii) accrued dividends in the amount $31,619 on the Series B Convertible Preferred Stock; and (iv) outstanding warrants to purchase 463,631 shares of the Company’s common stock. A derivative liability in the amount of $2,003,390 related to the convertible debt and was also settled pursuant to the Exchange Agreement. The Company valued the 2,846,355.14 shares of Series E Convertible Preferred Stock at $2,022,766, and recorded a gain in the amount of $472,267 on the Exchange Agreement during the three months ended November 30, 2018.

During the three months ended February 28, 2019, holders of the Series E Convertible Preferred Stock converted the following:

●	On January 18, 2019, 49,155.36 shares of Series E Preferred stock were converted to 62,389 shares of common stock;
●	On February 6, 2019, 49,523 shares of Series E Preferred stock were converted to 62,856 shares of common stock; and
●	On February 11, 2019, 54,000 shares of Series E Preferred stock were converted to 68,538 shares of common stock.

The Company has issued and outstanding 2,693,678 and 0 of the Series E Preferred Stock at February 28, 2019 and August 31, 2018, respectively

Common Stock

The Company is authorized to issue 580,000,000 shares of $0.001 par value common stock as of February 28, 2019 and August 31, 2018.  On March 14, 2019, the Company filed a certificate of amendment of Certificate of Incorporation with the Delaware Secretary of State to effect a one-for-26 reverse split of common stock effective March 15, 2019. All of the common stock amounts and per share amounts in these financial statements and footnotes have been retroactively adjusted to reflect the effect of this reverse split. The Company had 72,202,907 shares of common stock outstanding immediately before the reverse stock split, and 2,699,502 shares of common stock outstanding immediately after the reverse stock split. The Company had 2,699,502 and 3,064,763 shares of common stock issued and outstanding as of February 28, 2019 and August 31, 2018, respectively.

Six Months Ended February 28, 2019

On November 28, 2018, the Company repurchased 1,048,904 shares of the Company’s common stock from two shareholders in a series of private transactions. The shares were repurchased by the Company for the par value of the pre-reverse split Shares or a total of $27,271.

On December 12, 2018, the Company closed a private placement offering (the “December Offering”) of 1,425,641 units (the “Units”), each unit consisting of (i) one share of the Company’s common stock, par value $0.001 per share and (ii) a warrant to purchase one half of a share of Common Stock. The Units were offered at a fixed price of $1.95 per Unit for gross proceeds of $2,779,840. Costs associated with the December Offering were $122,741, and net proceeds were $2,657,099. The Warrants are exercisable over a two-year period at the initial exercise price of $3.90 per share. The Company entered into a Securities Purchase Agreement, dated as of the Closing Date (the “SPA”) with each investor in the December Offering.

In connection with the December Offering, the Company also entered into a Registration Rights Agreement, dated as of the Closing Date (the “Registration Rights Agreement”) with each investor in the Offering. Pursuant to the Registration Rights Agreement, the Company agreed to use commercially reasonable efforts to file with the Securities and Exchange Commission a registration statement on Form S-1 (or other applicable form) within 60 days following the Closing Date to register the resale of the shares of Common Stock sold in the Offering and shares of Common Stock issuable upon exercise of the Warrants.

On January 4, 2019, the Company repurchased 935,897 shares of the Company’s common stock from David Lelong, the Company’s former Chief Executive Officer, in a private transaction. The Shares were repurchased by the Company for the par value of the pre-reverse split shares of $0.001 per share or a total of $24,333. Prior to the repurchase the shares represented approximately 38% of the Company’s outstanding common stock.

On January 18, 2019, the Company issued 62,389 shares of common stock for the conversion of 49,155.36 shares of the Company’s Series E Preferred stock; on February 6, 2019, the Company issued 62,856 shares of common stock for the conversion of 49,523 shares of the Company’s Series E Preferred stock; and on February 11, 2019, the Company issued 68,538 shares of common stock for the conversion of 54,000 shares of the Company’s Series E Preferred stock

On February 22, 2019, the Company issued 115 shares of common stock in exchange for 1,000 shares of Series A.

Six Months Ended February 28, 2018

On September 28, 2017, the Company issued 8,013 shares of common stock, for the conversion of $16,347 of principal and $8,653 of accrued interest of convertible notes payable.

On November 16, 2017, the Company issued 9,615 shares of common stock, for the conversion of $17,518 of principal and $12,482 of accrued interest of convertible notes payable.

On January 28, 2018, the Company issued 38,405 shares of common stock, for the conversion of $28,148 of principal and $1,808 of accrued interest of convertible notes payable.

Warrants

On October 22, 2018, the Company exchanged 463,631 warrants along with certain additional securities for shares of Series E Convertible Preferred Stock.

On December 12, 2018, the Company closed the December Offering which included the issuance of 712,820 warrants (the “December 2018 Warrants”) with an exercise price of $3.90 per share. The holders of the December Warrants have an option to settle in cash in the event of a change of control of the Company. The Company considers the December 2018 warrants to be derivative liabilities, and calculated the fair value of the December 2018 warrants by utilizing a lattice model that values the warrant based upon a probability weighted discounted cash flow model.

The following table summarizes the significant terms of warrants outstanding at February 28, 2019:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	number of	price of
exercise	warrants	contractual	outstanding	warrants	exercisable
prices	outstanding	life (years)	warrants	exercisable	warrants
$3.90	712,820	1.80	$3.90	712,820	$3.90

Aggregate intrinsic value of warrants outstanding and exercisable at February 28, 2019 was $0. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $2.76 as of February 28, 2019, and the exercise price multiplied by the number of warrants outstanding.

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at August 31, 2018	463,631	$0.26

Granted	712,820	3.90
Exercised	-	-
Cancelled / Expired	(463,631)	0.26

Warrants outstanding at February 28, 2019	712,820	$3.90

Stock Options

On December 21, 2018, the Company issued 19,231 options to each of Michael Young, the Company’s chairman, and to David Lelong, the Company’s President, Chief Financial Officer, and Secretary (an aggregate of 38,462 options). These options have a five-year term, an exercise price of $6.76, and vest quarterly over a one-year period beginning January 1, 2019. The fair value of each grant of 19,231 options was $154,983. During the three months ended February 28, 2019, the Company recorded the amount of $51,660 representing the pro-rata value of options vested during the period.

The following table summarizes the significant terms of options outstanding at February 28, 2019:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$6.76	38,462	4.81	$6.76	0	N/A

Aggregate intrinsic value of options outstanding and exercisable at February 28, 2019 was $0. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $2.76 as of February 28, 2019, and the exercise price multiplied by the number of options outstanding.

Transactions involving options are summarized as follows:

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at August 31, 2018	-	$-

Granted	38,462	6.76
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at February 28, 2019	38,462	$6.76

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

The following summarized the Company’s financial liabilities that are recorded at fair value on a recurring basis at February 28, 2019 and August 31, 2018.

	August 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$2,317,412	$2,317,412

	February 28, 2019
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$2,432,459	$2,432,459

Note 12 – Subsequent Events

On March 4, 2019, Mr. David Lelong resigned from his position as the Company’s Chief Executive Officer effective immediately. Mr. Lelong remains as the President, Chief Financial Officer, Secretary and Treasurer of the Company.

On March 4, 2019, the Board of Directors of the Company appointed Mr. Damian Dalla-Longa and Ms. Lori Taylor as the Company’s Co-Chief Executive Officers.

On March 7, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designation for the Company’s Series A Preferred Stock. The filing of the Amendment in Nevada was approved by the Company’s Board of Directors and there were no shares of Series A outstanding on the Effective Date.

On March 8, 2019, the Company issued a Canadian investment banker 141,026 shares of the Company’s common stock for advisory services rendered.

Effective March 11, 2019, Sport Endurance, Inc. merged into its wholly-owned subsidiary, Better Choice Company Inc., a Delaware corporation. As a result, the name of Sport Endurance, Inc. was changed to Better Choice Company Inc. Pursuant to the merger, each outstanding share of common stock of Sport Endurance, Inc. converted into one share of common stock of Better Choice Company Inc. and each outstanding share of Series E Convertible Preferred Stock of Sport Endurance, Inc. converted into one share of Series E of Better Choice Company Inc.

On March 14, 2019, Mr. David Lelong notified the Company of his resignation as a member of the Company’s Board of Directors effective immediately. Mr. Lelong remains as the President, Chief Financial Officer, Secretary and Treasurer of the Company.

On March 15, 2019, the Board appointed the Company’s Co-Chief Executive Officers, Mr. Damian Dalla-Longa and Ms. Lori Taylor, to the Board, as well as Mr. Jeff Davis and Michael Galego. Mr. Galego will be the Chairman of the Board.

On March 15, 2019, the Company effected a 1 for 26 reverse split of its common stock. An additional 682 shares of common stock were issued as a result of rounding up of any fractional shares as a result of the reverse split.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

We were incorporated in the State of Nevada in 2001 under the name Cayenne Construction, Inc., and in 2009 changed our name to Sport Endurance, Inc. Effective March 11, 2019, we changed our name to Better Choice Company Inc. after reincorporating in Delaware.

The Company previously marketed for sale three sport nutritional products which it suspended in March 2018.  On March 14, 2018, the Company, through its wholly-owned subsidiary Yield Endurance, Inc. (“Yield”), entered into a series of agreements under which Yield borrowed $5 million of bitcoin (“BTC”). The Company simultaneously entered into transactions with Madison Partners LLC and Prism Funding Co. LP to lend the BTC to third parties. On August 21, 2018, the Company entered into a series of restructuring agreements to unwind the BTC transactions thereby exiting the BTC and cryptocurrency markets.

Effective March 11, 2019, Sport Endurance, Inc. merged into its wholly-owned subsidiary, Better Choice Company Inc., a Delaware corporation. As a result, the name of Sport Endurance, Inc. was changed to Better Choice Company Inc. Pursuant to the merger, each outstanding share of common stock of Sport Endurance, Inc. converted into one share of common stock of Better Choice Company Inc. and each outstanding share of Series E Convertible Preferred Stock (the “Series E”) of Sport Endurance, Inc. converted into one share of Series E Convertible Preferred Stock of Better Choice Company Inc.

On December 17, 2018, the Company made a $2,200,000 investment in TruPet LLC, an online seller of pet foods, flea and tick products, pet nutritional products and related pet supplies.  On February 2, 2019 and February 29, 2019, respectively, the Company entered into definitive agreements to acquire the remainder of TruPet LLC and all of the outstanding shares of Bona Vida, Inc., an emerging hemp based CBD platform focused on developing a portfolio of brand and product verticals within the animal health and wellness space. The definitive agreements are based on various conditions being met including completion of a financing. While the Company believes it is close to completing the financing and closing the acquisitions, no assurances can be given that we will close these transactions.

On March 14, 2019, the Company filed a Certificate of Amendment of Certificate of Incorporation (the “Amendment”) with the Delaware Secretary of State to effect a one-for-26 reverse split of the Company’s common stock. The Amendment took effect on March 15, 2019. No fractional shares will be issued or distributed as a result of the Amendment. These financial statements give retroactive effect to the reverse stock split for all periods presented, unless otherwise specified.

For the six months ended February 28, 2019, we had a net income of $339,161 compared to a net loss of $1,062,194 for the six months ended February 28, 2018.  Our accumulated deficit as of February 28, 2019 was $5,720,130. These conditions raise substantial doubt about our ability to continue as a going concern over the next 12 months.

Results of Operations for the Three Months Ended February 28, 2019 and 2018

Revenues

The Company had sales of $0 during the three months ended February 28, 2019 compared to $261 for the three months ended February 28, 2018.  The Company had cost of goods sold in the amount of $0 for gross profit of $0 during the three months ended February 28, 2019 compared to cost of goods sold in the amount of $184 for gross profit of $77 during the three months ended February 28, 2018.

Selling, general and administrative expenses

General and administrative expenses were $388,905 for the three months ended February 28, 2019 compared to $66,479 for the three months ended February 28, 2018, an increase of $322,426.  The increase was primarily due to an increase in legal and accounting fees, and the value of stock options vested during the period.

Interest expense

Net interest expense for the three months ended February 28, 2019 was $368 compared to $768,129 for the three months ended February 28, 2018, a decrease of $767,761.  The decrease was due primarily to the decrease in debt on the Company’s balance sheet.

Excess value of warrants liability over net proceeds from the sale of common stock at inception

The excess value of warrants for the three months ended February 28, 2019 was $3,675,385 compared to $0 for the three months ended February 28, 2018.  The increase was due to the value of warrants issued with a private placement of common stock in excess of the amount of cash received.

Gain on exchange of debt and equity

During the three months ended February 28, 2018, the Company recorded a non-cash gain in the amount of $139,323 on exchange of certain convertible notes for a new convertible note. There were no such comparable transactions during the three months ended February 28, 2019.

Change in fair value of derivative liability

The Company had a non-cash gain of $3,898,599 on revaluation of derivative liabilities during the three months ended February 28, 2019, compared to a non-cash loss of $256,286 for the three months ended February 28, 2018. The increased gain was due to a decrease in the Company’s stock price and to the additional derivative liabilities outstanding at February 28, 2019 related to the Company’s warrants.

Net loss

For the reasons above, our net loss for the three months ended February 28, 2019 was $166,059, a decrease of $785,435 compared to a loss of $951,494 for the three months ended February 28, 2018.

Results of Operations for the Six Months Ended February 28, 2019 and 2018

Revenues

The Company had sales of $0 during the six months ended February 28, 2019 compared to $475 for the six months ended February 28, 2018.  The Company had cost of goods sold in the amount of $0 for gross profit of $0 during the six months ended February 28, 2019 compared to cost of goods sold in the amount of $211 for gross profit of $264 during the six months ended February 28, 2018.

Selling, general and administrative expenses

General and administrative expenses were $536,428 for the six months ended February 28, 2019 compared to $151,722 for the six months ended February 28, 2018, an increase of $384,706.  The increase was primarily due to an increase in legal and accounting fees, and the value of stock options vested during the period.

Interest expense

Net interest expense for the six months ended February 28, 2019 was $133,913 compared to $449,136 for the six months ended February 28, 2018, a decrease of $315,223.  The decrease was due primarily to the decrease in debt on the Company’s balance sheet.

Excess value of warrants liability over net proceeds from the sale of common stock at inception

The excess value of warrants for the six months ended February 28, 2019 was $3,675,385 compared to $0 for the six months ended February 28, 2018.  The increase was due to the value of warrants issued with a private placement of common stock in excess of the amount of cash received.

Gain on exchange of debt and equity

During the six months ended February 28, 2019, the Company recorded a non-cash gain in the amount of $472,267 on exchange of debt and equity to preferred stock, an increase of $332,944 compared to a gain on exchange of certain convertible notes for a new convertible note during the six months ended February 28, 2018 in the amount of $139,323.

Change in fair value of derivative liability

The Company had a non-cash gain of $4,212,620 on revaluation of derivative liabilities during the six months ended February 28, 2019, compared to a loss of $600,923 during the six months ended February 28, 2018, an increase in gain in the amount of $4,813,543. The increased gain was due to a decrease in the Company’s stock price and to the additional derivative liabilities outstanding at February 28, 2019 related to the Company’s warrants.

Net income (loss)

For the reasons above, the Company had net income for the six months ended February 28, 2019 of $339,161, an increase of $1,401,355 compared to a loss of $1,062,194 for the six months ended February 28, 2018.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at February 28, 2019 compared to August 31, 2018.

	February 28, 2019	August 31, 2018

Current Assets	$149,018	$209,076

Current Liabilities	$2,745,623	$2,858,351

Working Capital Deficit	$(2,596,605)	$(2,649,275)

The Company had cash used in operating activities of $497,233 during the six months ended February 28, 2019. This primarily consisted of the Company’s net income of $339,161, decreased by non-cash gain on exchange of debt and equity of $472,267 and by a change in the market value of derivative liabilities in the amount of $4,212,621, offset by excess value of warrants liability over net proceeds from the sale of common stock at inception of $3,675,385, value of options vested of $51,660, and amortization of discount on convertible debt in the amount of $118,707. The Company’s cash position also increased by $2,742 as a result of changes in components of current assets and current liabilities.

During the six months ended February 28, 2019, the Company used $2,200,000 of cash in investing activities in connection with its investment in TruPet.

During the six months ended February 28, 2019, the Company had cash provided by financing activities in the amount of $2,605,495, consisting of the cash received from the sale of common stock of $2,657,099 (net of costs in the amount of $122,741), partially offset by the purchase of $51,604 of common stock from shareholders.

The Company had $48,842 of cash as of April 9, 2019 which is not sufficient to meet our working capital needs for at least the next 12 months. In addition, it is not likely we can complete an acquisition including those described above, without completing a financing. The amount and type of financing and its dilution to existing shareholders cannot be determined at this time. If the Company is able to raise $15 million it is seeking in an ongoing offering and complete the TruPet and Bona Vida acquisitions, current investors will own 14% of the Company on a fully diluted basis. No assurances can be given that the Company will complete the financing or the two acquisitions.

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

Cautionary Note Regarding Forward Looking Statements

This Report contains forward-looking statements including statements regarding our ability to acquire TruPet and Bona Vida, complete a material financing, and our liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy, the acquisition of TruPet, and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include those relating to the condition of the capital markets and the ability of the parties to meet or waive key conditions to the closing of the two acquisitions. Other risks are contained in our Form 10-K for the fiscal year ended August 31, 2018.  Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Going Concern

Our unaudited condensed financial statements are prepared using GAAP applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $5,720,130 and working capital deficit of $2,596,605 at February 28, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues including entering into definitive agreements to acquire the remainder of TruPet LLC and all of the outstanding shares of Bona Vida, Inc. In addition, the Company is currently seeking to raise $15 million in an ongoing offering to fund operations. The Company, however, is dependent upon its ability to secure this financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer, David Lelong, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report.  Based on the evaluation, Mr. Lelong concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Exhibit	Filing date
3.1	Certificate of Incorporation	X			Filed herewith
3.2	Certificate of Amendment of Certificate of Incorporation - name change	X			Filed herewith
3.3	Certificate of Amendment of Certificate of Incorporation - reverse stock split		8-K	3.1	3/20/19
3.4	Certificate of Merger of Sport Endurance, Inc. with and into Better Choice Company Inc.	X			Filed herewith
3.5	Bylaws of Better Choice Company Inc.	X			Filed herewith
3.6	Certificate of Withdrawal of Certificate of Designation for Series B		8-K	3.1	2/19/19
3.7	Certificate of Amendment to Articles of Incorporation		8-K	3.1	2/25/19
3.8	Certificate of Amendment to Certificate of Designation		8-K	3.2	2/25/19
3.9	Certificate of Withdrawal of Certificate of Designation for Series A		8-K	3.1	3/8/19
3.10	Certificate of Designation for Series E Convertible Preferred Stock	X			Filed herewith
4.1	Form of Warrant		8-K	4.1	12/13/18
10.1	Form of Exchange Agreement+		8-K	10.1	10/25/18
10.2	Form of Stock Purchase Agreement		8-K	10.1	12/13/18
10.3	Form of Registration Rights Agreement		8-K	10.2	12/13/18
10.4	David Lelong Employment Agreement		8-K	10.1	2/7/19
10.5	2019 Equity Incentive Plan		8-K	10.1	1/24/19
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

BETTER CHOICE COMPANY INC.

Date: April 15, 2019	By:	/s/ Damian Dalla-Longa
Damian Dalla-Longa
Co-Chief Executive Officer, Director (Principal Executive Officer)

BETTER CHOICE COMPANY INC.

Date: April 15, 2019	By:	/s/ David Lelong
David Lelong
Chief Financial Officer (Principal Accounting Officer)