Form 10-KT
period 2018-12-31
Better Choice Co Inc.
filed 2019-07-25
CIK 1471727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

(Mark One)

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 1, 2018 to December 31, 2018

Commission File Number: 333-161943

BETTER CHOICE COMPANY INC.

(Exact name of registrant as specified in its charter)

Delaware	83-4284557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4025 Tampa Rd, Suite 1117, Oldsmar, FL 34677

(Address of principal executive offices) (Zip Code)

(646) 846-4280

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐ Yes   ☒ No

(As a voluntary filer, the registrant has not been subject to the filing requirements of Section 13 or 15(d) of the Exchange Act for the past 90 days. The registrant has filed all reports required under Section 13 or 15(d) of the Exchange Act during the preceding 12 months.)

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price of $6.35 as reported on the OTC QB: $185,397,432.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 42,220,235 shares of $0.001 par value common stock outstanding as of July 23, 2019.

BETTER CHOICE COMPANY INC.

FORM 10-KT

Transition Report for the Period From September 1, 2018 to December 31, 2018

EXPLANATORY NOTE

Unless otherwise noted, references in this Form 10-KT to “Better Choice Company,” the “Company,” “we,” “our” or “us” means Better Choice Company Inc.

FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-KT contains “forward-looking statements.”  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, plans with regard to acquisitions, liquidity, projections, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not intend, and undertake no obligation, to update any forward-looking statement.   You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the United States Securities and Exchange Commission (“SEC”) that are publicly available through the SEC’s website at www.sec.gov.

PART I

ITEM 1.          BUSINESS

Change in Fiscal Year End

Effective May 21, 2019, our board of directors (the “Board”) approved a change in our fiscal year end from August 31 to December 31. The fiscal year change for us is effective beginning with our 2019 fiscal year, which began January 1, 2019 and ends December 31, 2019. As a result of this change, we are filing this Transition Report on Form 10-KT for the four-month transition period ended December 31, 2018 (the “transition period” or the “transition period ended December 31, 2018”). References to any of our previous fiscal years mean the fiscal years ending on August 31.

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

On March 14, 2019, the Company filed a Certificate of Amendment of Certificate of Incorporation (the “Amendment”) with the Delaware Secretary of State to effect a one-for-26 reverse split of the Company’s outstanding common stock. The Amendment took effect on March 15, 2019. No fractional shares will be issued or distributed as a result of the Amendment. These financial statements give retroactive effect to the reverse stock split for all periods presented, unless otherwise specified.

On December 17, 2018, the Company made a $2,200,000 investment in TruPet LLC, an online seller of pet foods, flea and tick products, pet nutritional products and related pet supplies. On May 6, 2019, the Company completed the acquisition of (i) Bona Vida, Inc., an emerging hemp based CBD platform focused on developing a portfolio of brand and product verticals within the animal health and wellness space, in accordance with the terms of the Agreement and Plan of Merger, dated as of February 28, 2019, (the “Bona Vida Merger Agreement”) by and among the Company, BCC Merger Sub, Inc. (“Merger Sub”), and Bona Vida, Inc. (“Bona Vida”), as amended by Amendment No. 1 thereto made and entered into as of May 3, 2019 (the “Bona Vida First Amendment”), pursuant to which Merger Sub merged with and into Bona Vida, with Bona Vida surviving as a wholly owned subsidiary of the Company (the “Bona Vida Acquisition”) and (ii) TruPet LLC in accordance with the terms of the Securities Exchange Agreement, dated as of February 2, 2019, (the “TruPet Merger Agreement”) by and between the Company and TruPet LLC (“TruPet”), as amended by Amendment No. 1 thereto made and entered into as of May 6, 2019 (the “TruPet First Amendment”), pursuant to which the Company agreed to acquire 93.3% of the outstanding TruPet membership interests (the “TruPet Acquisition” and, together with the Bona Vida Acquisition, the “Acquisitions”) with TruPet remaining as a wholly owned subsidiary of the Company. Following the completion of the Acquisitions, the business conducted by the Company became primarily the businesses conducted by TruPet and Bona Vida, which is as an online seller of pet foods, pet nutritional products and related pet supplies and as an emerging hemp-based CBD platform focused on developing a portfolio of brand and product verticals within the animal health and wellness space, respectively.

ITEM 1A.           RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide the information under this Item.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.

ITEM 2.          PROPERTIES

The principal executive office of Better Choice Company is located at 4025 Tampa Rd, Suite 1117, Oldsmar, FL 34677. Our telephone number is: (646) 846-4280.

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

PART II

ITEM 5.          MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the OTCQB under the symbol “BTTR”. The following table sets forth the high and low bid prices for each quarter within the two last fiscal years and the transition period. The quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
TRANSITION PERIOD ENDED DECEMBER 31, 2018:
September 1, 2018 to December 31, 2018	$13.26	$2.60

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED AUGUST 31, 2018:
First Quarter	$19.76	$7.80
Second Quarter	$15.86	$8.58
Third Quarter	$29.64	$13.52
Fourth Quarter	$28.60	$5.33

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED AUGUST 31, 2017:
First Quarter	$49.40	$32.50
Second Quarter	$51.22	$31.20
Third Quarter	$40.82	$5.20
Fourth Quarter	$27.56	$17.368

Holders of Common Stock

As of July 23, 2019, we had 42,220,235 shares of common stock issued and outstanding.  As of July 23, 2019, there were 149 record shareholders of the Company’s common stock.  Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

On December 12, 2018, the Company closed a private placement offering (the “December Offering”) of 1,425,641 units (the “Units”), each unit consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one half of a share of common stock. The Units were offered at a fixed price of $1.95 per Unit for gross proceeds of $2,779,840. Costs associated with the December Offering were $122,741, and net proceeds were $2,657,099. $2,607,099 of the net proceeds were received by the Company during the period ended December 31, 2018 for the sale of 1,400,000 common shares, and $50,000 of the net proceeds were received on January 8, 2019 for the sale of 25,641 common shares. The Warrants are exercisable over a two-year period at the initial exercise price of $3.90 per share. The Company entered into a Securities Purchase Agreement, dated as of December 12, 2018 with each investor in the December Offering.

Holders of Preferred Stock

As of December 31, 2018, we were authorized to issue 20,000,000 shares of preferred stock, $0.001 par value per share. On April 22, 2019, we filed a certificate of amendment of certificate of incorporation with the State of Delaware which reduced the number of authorized shares of preferred stock to 4,000,000. As of July 23, 2019, we had a total of 1,707,920 shares of preferred stock issued and outstanding.  As of July 23, 2019, there were three record shareholders of the Company’s preferred stock.

Series A Preferred Stock

Each share of the Company’s Series A Convertible Preferred Stock (the “Series A”) is convertible into three shares of common stock and votes with the holders of the common stock. The Series A does not provide redemption rights and the Series A is treated identically to the common stock for dividend and liquidation purposes. As of July 23, 2019, there were no shares of Series A outstanding.

Series B Preferred Stock

On May 30, 2018, the Company authorized 805,000 shares of Series B Convertible Preferred Stock (the “Series B”). The Series B has a stated value of $0.99 per share; is convertible to common stock at a price of $0.78 per share, based upon stated value; and accrues dividends at the rate of 10% per annum on the stated value. The Series B has voting rights equal to those of the underlying common stock. Under certain default condition, the Series B is subject to mandatory redemption at 125%, and the conversion price resets to 75% of the market price of the Company’s common stock.

On May 31, 2018, the Company issued 803,969.73 shares of Series B for the conversion of debt. The Company began to accrue dividends on the Series B Convertible Preferred Stock on June 1, 2018. From June 1, 2018 through August 31, 2018, the Company accrued dividends in the amount of $20,280 on the Series B; from September 1, 2018 through October 22, 2018, the Company accrued dividends in the amount of $11,339 on the Series B. On October 22, 2018, all 803,969.73 outstanding shares of the Series B and accrued dividends in the amount of $31,619 were exchanged for shares of the Company’s Series E (as defined below). At July 23, 2019, there were no shares of the Series B outstanding.

Series E Convertible Preferred Stock

On October 22, 2018, the Company authorized 2,900,000 shares of its Series E Convertible Preferred Stock (the “Series E”). The Series E has a stated value of $0.99 per share; is convertible to common stock at a price of $0.78 per share, based upon stated value; and accrues dividends at the rate of 10% per annum on the stated value. The Series E has voting rights equal to those of the underlying common stock. Under certain default conditions, the Series E is subject to mandatory redemption at 125%, and the conversion price resets to 75% of the market price of the Company’s common stock.

On October 22, 2018, the Company entered into an Exchange Agreement (the “Exchange Agreement”) whereby the following were exchanged for 2,846,355.54 shares of Series E: (i) Convertible debt and accrued interest in the amounts of $1,027,202 and $66,299, respectively; (ii) 803,969.73 shares of Series B; (iii) accrued dividends in the amount $31,619 on the Series B; and (iv) outstanding warrants to purchase 463,631 shares of the Company’s common stock. A derivative liability in the amount of $2,003,390 related to the convertible debt and was also settled pursuant to the Exchange Agreement. The Company valued the 2,846,355.14 shares of Series E at $2,022,766, and recorded a gain in the amount of $472,267 on the Exchange Agreement during the transition period ended December 31, 2018. The Company accrued dividends in the amount of $53,501 on the Series E during the transition period ended December 31, 2018.

Subsequent to December 31, 2018, holders of the Series E converted the following:

●	On January 18, 2019, 49,155 shares of Series E were converted to 62,389 shares of common stock;
●	On February 6, 2019, 49,523 shares of Series E were converted to 62,856 shares of common stock; and
●	On February 11, 2019, 54,000 shares of Series E were converted to 68,538 shares of common stock.
●	On May 2, 2019 and May 10, 2019, an aggregate of 749,394 shares of Series E were converted to 951,154 shares of common stock.
●	On May 22, 2019, 236,364 shares of Series E were converted to 300,000 shares of common stock.

On May 17, 2019, the Company filed an Amended and Restated Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock of Better Choice Company Inc. with the Delaware Secretary of State to increase the limit on beneficial ownership of certain holders of Series E Convertible Preferred Stock.

The Company has issued and outstanding 1,707,920 shares of the Series E at July 23, 2019.

Dividends

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

The Series B accrued dividends at the rate of 10% per annum on the stated value. During the year ended August 31, 2018, the Company accrued dividends payable in the amount of $20,280 on the Series B. From the period September 1, 2018 to October 22, 2018, the Company accrued an additional $11,339 in dividends payable. At October 22, 2018, the amount of dividends payable on the Series B was $31,619. At October 22, 2018, dividends payable in the amount of $31,619 was outstanding in connection with the Series B; this amount was converted to Series E in connection with the Exchange Agreement described above. The Series E accrued dividends at the rate of 10% per annum on the stated value. During the transition period ended December 31, 2018, the Company accrued dividends in the amount of $64,840 on the Series E.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by holders	-	N/A	N/A
Equity compensation plans not approved by securityholders	5,840,000	$5.01	160,000
Total	5,840,000	$5.01	160,000

On January 17, 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”) which covers the potential issuance of 180,769 shares of common stock. The 2019 Plan was terminated on June 28, 2019, and no additional grants are being made under the 2019 Plan.  As such, the 142,307 securities remaining available under the 2019 Plan have been excluded from the table above.

On April 29, 2019, the Company adopted the 2019 Incentive Award Plan (the “New 2019 Plan”), which became effective on such date, subject to the approval of the Company’s stockholders.  The New 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock or cash-based awards or a dividend equivalent award (each an “Award”). Non-employee directors of the Company and employees and consultants of the Company or any of its subsidiaries are eligible to receive awards under the New 2019 Plan. The New 2019 Plan authorizes the issuance of (i) 6,000,000 shares of common stock plus (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 10% of the shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of common stock as determined by the Board.

Subject to certain limitations, shares covered by awards granted under the New 2019 Plan that are forfeited or expire, are converted to shares of another person in connection with a recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination, exchange of shares or other similar event, or such Award is settled for cash (in whole or in part) (including shares of common stock repurchased by the Company at the same price paid by the holder), the shares of common stock subject to such Award will, to the extent of such forfeiture, expiration or cash settlement, again be available for future grants of Awards under the New 2019 Plan. However, in no event will more than 6,000,000 shares of common stock be issuable pursuant to the exercise of incentive stock options under the 2019 Plan during its ten-year term.

The New 2019 Plan will be administered by the compensation committee of the Board or any other committee to the extent that the compensation committee of the Board delegates its powers or authority under the 2019 Plan to such committee. The administrator of the New 2019 Plan (the “Administrator”) or its delegatee will have the authority to determine who receive awards and set the terms and conditions applicable to the award within the confines of the New 2019 Plan’s terms. The Administrator will have the authority to make all determinations and interpretations under, and adopt rules and guidelines for the administration of, the New 2019 Plan.

The New 2019 Plan also contains provisions with respect to payment of exercise or purchase prices, vesting and expiration of awards, adjustments and treatment of awards upon certain corporate transactions, including stock splits, recapitalizations and mergers, transferability of awards and tax withholding requirements.

The New 2019 Plan may be amended or terminated by the Board at any time, subject to certain limitations requiring stockholder consent or the consent of the participant. In addition, the Administrator may not, without the approval of the Company’s stockholders, authorize certain re-pricings of any outstanding option or stock appreciation right granted under the 2019 Plan. The New 2019 Plan will expire on April 29, 2029.

Recent Sales of Unregistered Securities

We have previously disclosed all sales of securities without registration under the Securities Act of 1933, as amended (the “Act”).

Repurchase of Securities

In November 2018, the Company repurchased 1,048,904 shares of its common stock at par value of the pre-reverse split shares for a total cost of $27,271.

In January 2019, the Company repurchased 935,897 shares of its common stock from David Lelong, the Company’s former Chief Executive Officer, in a private transaction. The shares were repurchased by the Company for the par value of the pre-reverse split shares of $0.001 per share or a total of $24,333.

ITEM 6.          SELECTED FINANCIAL DATA

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Outlook

We were incorporated in the State of Nevada in 2001 under the name Cayenne Construction, Inc. and, in 2009, changed our name to Sport Endurance, Inc. Effective March 11, 2019, we changed our name to Better Choice Company Inc. after reincorporating in Delaware.

The Company previously marketed for sale three sport nutritional products which it suspended in March 2018.  On March 14, 2018, the Company, through its wholly-owned subsidiary Yield Endurance, Inc. (“Yield”), entered into a series of agreements under which Yield borrowed $5 million of bitcoin BTC. The Company simultaneously entered into transactions with Madison Partners LLC and Prism Funding Co. LP to lend the BTC to third parties. On August 21, 2018, the Company entered into a series of restructuring agreements to unwind the BTC transactions thereby exiting the BTC and cryptocurrency markets.

Effective March 11, 2019, Sport Endurance, Inc. merged into its wholly-owned subsidiary, Better Choice Company Inc., a Delaware corporation. As a result, the name of Sport Endurance, Inc. was changed to Better Choice Company Inc. Pursuant to the merger, each outstanding share of common stock of Sport Endurance, Inc. converted into one share of common stock of Better Choice Company Inc. and each outstanding share of Series E of Sport Endurance, Inc. converted into one share of Series E of Better Choice Company Inc.

On December 17, 2018, the Company made a $2,200,000 investment in TruPet LLC, an online seller of pet foods, flea and tick products, pet nutritional products and related pet supplies.  On February 2, 2019 and February 28, 2019, respectively, the Company entered into definitive agreements to acquire the remainder of TruPet LLC and all of the outstanding shares of Bona Vida, Inc., an emerging hemp based CBD platform focused on developing a portfolio of brand and product verticals within the animal health and wellness space. On May 6, 2019, the Company completed the acquisition of (i) Bona Vida, Inc. in accordance with the terms of the Agreement and Plan of Merger, dated as of February 28, 2019, by and among the Company, BCC Merger Sub, Inc. and Bona Vida, Inc. as amended by Amendment No. 1 thereto made and entered into as of May 3, 2019, pursuant to which Merger Sub merged with and into Bona Vida, with Bona Vida surviving as a wholly owned subsidiary of the Company (the “Bona Vida Acquisition”) and (ii) TruPet LLC in accordance with the terms of the Securities Exchange Agreement, dated as of February 2, 2019, by and between the Company and TruPet LLC, as amended by Amendment No. 1 thereto made and entered into as of May 6, 2019, pursuant to which the Company agreed to acquire 93.3% of the outstanding TruPet membership interests with TruPet remaining as a wholly owned subsidiary of the Company. Following the completion of the Acquisitions, the business conducted by the Company became primarily the businesses conducted by TruPet and Bona Vida, which is as an online seller of pet foods, pet nutritional products and related pet supplies and as an emerging hemp-based CBD platform focused on developing a portfolio of brand and product verticals within the animal health and wellness space, respectively.

Results of operations for the transition period September 1, 2018 to December 31, 2018 compared to the unaudited period September 1, 2017 to December 31, 2017

	Transition period from September 1, 2018 to ended December 31, 2018 (audited)	Comparable period from September 1, 2017 to December 31, 2017 (unaudited)	Increase / (Decrease)
Gross profit	$-	$187	$(187)

Selling, general and administrative	292,060	105,734	186,326
Operating loss	(292,060)	(105,547)	(186,513)

Total other expense	(4,120,798)	(297,665)	(3,823,133)
Net loss	(4,412,858)	(403,212)	(4,009,646)
Preferred stock dividend	(64,840)	-	(64,840)
Net loss available to common shareholders	$(4,477,698)	$(403,212)	$(4,074,486)

Revenues

The Company had sales of $0 during the transition period ended December 31, 2018 compared to $214 for the comparable unaudited period ended December 31, 2017. The Company had cost of goods sold of $0 for gross profit of $0 for the transition period ended December 31, 2018, and cost of goods sold of $27 for gross profit of $187 for the comparable unaudited period ended December 31, 2017.

Selling, general and administrative expenses

Selling, general and administrative expenses were $292,060 for the transition period ended December 31, 2018 compared to $105,734 for the comparable unaudited period ended December 31, 2017, an increase of $186,326. Selling, general and administrative expenses consisted primarily of professional fees, marketing costs, general office expenses, travel costs, rent expense, stock service expense and payroll expenses. The increase in general and administrative expenses for the transition period ended December 31, 2018 was primarily due to increased legal and accounting fees of $104,494.

Other expense

Other expense was ($4,120,798) for the transition period ended December 31, 2018 compared to ($297,655) for the comparable unaudited period ended December 31, 2017. The components of the change in other expense are as follows:

●	Interest expense

Interest expense for the transition period ended December 31, 2018 was $132,892 compared to $203,310 for the comparable unaudited period ended December 31, 2017, a decrease of $70,418. The decrease in interest expense was primarily due to a decrease in the principal amount of notes payable on the Company’s balance sheet of $770,112.

●	Gain on exchange of debt and equity

During the transition period ended December 31, 2018, the Company recorded a gain in the amount of $472,267 on exchange of debt and equity to preferred stock. There were no such comparable transactions during the comparable unaudited period ended December 31, 2017.

●	Loss on note exchange

During the unaudited period ended December 31, 2017, the Company recorded a net loss in the amount of $122,878 on exchange of debt to equity. There were no such comparable transactions during the transition period ended December 31, 2018.

●	Excess value of warrants over net proceeds of sale of common stock

In December 2018, the Company closed a private placement offering of 1,400,000 units at a price of $1.95 per unit, each unit consisting of one share of the Company’s common stock and a warrant to purchase one half share of Common Stock. The 700,000 warrants issued in connection with this offering had a fair value of $6,244,548 at issuance, which exceeded the paid-in capital related to the sale of these units by $3,638,849; this amount was charged to interest expense during the transition period ended December 31, 2018. There was no such comparable transaction during the comparable period ended December 31, 2017.

●	Change in fair value of derivative liability

In February and March 2018, the Company issued convertible promissory notes in aggregate amount of $1,027,202 that contain reset features that required the Company to record a derivative liability. In addition, the holders of the warrants to purchase 700,000 shares of the Company’s common stock which were issued in December 2018 have an option to settle in cash in the event of a change of control of the Company and accordingly, the value of these warrants is considered a derivative liability. The net loss on the revaluation of these derivative liabilities was $821,324 for the transition period ended December 31, 2018, an increase of $849,847 compared to a gain on revaluation in the amount of $28,523 during the comparable unaudited period ended December 31, 2017.

Net loss

For the reasons described above, the Company had a net loss for the transition period ended December 31, 2018 of $4,412,858, an increase of $4,009,646 compared to a net loss of $403,212 during the comparable unaudited period ended December 31, 2017.

Preferred Stock Dividend

We accrued a preferred stock dividend for the transition period of $64,840. There were no such comparable transactions during the comparable unaudited period ended December 31, 2017.

Net loss available to common stockholders

For the reasons described above, the Company had a net loss available to common stockholders for the transition period ended December 31, 2018 of $4,477,698, an increase of $4,074,486 compared to a net loss available to common stockholders of $403,212 during the comparable unaudited period ended December 31, 2017.

Results of operations for the year ended August 31, 2018 compared to the year ended August 31, 2017

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

Loss on conversion of debt

During the year ended August 31, 2018, certain of the Company’s convertible notes payable were converted to equity which resulted in a net loss in the amount of $474,648.  There was no such gain or loss during the year ended August 31, 2017.

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

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2018 compared to August 31, 2018.

	December 31,	December 31,	August 31,	August 31,
	2018	2017	2018	2017
Current Assets	$364,506	$88,497	$209,076	$16,324

Current Liabilities	$7,695,388	$1,473,258	$2,858,351	$1,199,198

Working Capital (Deficit)	$(7,330,882)	$(1,384,761)	$(2,649,275)	$(1,182,874)

During the transition period, cash used in operating activities was $224,398 compared to $129,550 for the comparable period ended December 31, 2017. The increase in cash used in operating activities was primarily attributable to an increase in accounting and legal fees associated with the Company’s business development activities of  $104,494.

The Company had cash provided by financing activities of $2,579,828 for the transition period ended December 31, 2018 compared to $201,750 during the comparable period ended December 31, 2017. The increase was due primarily to proceeds from the sale of common stock in the amount of $2,607,099, offset by payments for the purchase of common stock of $27,271.

The Company had cash used in investing activities of $2,200,000 for the transition period, compared to $0 during the comparable period ended December 31, 2017. The increase was due to the investment in TruPet during the transition period. With the proceeds of the Company’s recent private placement and after the making of a $2.2 million loan, the Company had $355,104 of cash as of December 31, 2018 which should be sufficient to meet our working capital needs for at least the next 12 months.

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

With the proceeds of the Company’s recent private placement and after the making of a $2.2 million loan, the Company had $10,739,705 of cash as of July 1, 2019 which we believe should be sufficient to meet our working capital needs for at least the next 12 months.

Financing Transactions

December 31, 2018	August 31, 2018	August 31, 2017

May 2016 Convertible Notes

On May 11, 2016 the Company entered into Securities Purchase Agreements with certain purchasers (“the May 2016 Convertible Noteholders”).  The Company issued 3.5% original issue discount (“OID”) senior secured convertible promissory notes having an aggregate face amount of $440,000 (the “May 2016 Convertible Notes”).  These notes bear interest at a rate of 10% per annum and mature in six months.  The Company received cash proceeds of $424,600 net of the 3.5% original issue discount of $15,400.  At the Holders option the principal and accrued interest under the Notes are convertible into common stock at a rate of $13 per share and have a full reset feature.  The Notes are secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 125% during the first 90 days and 130% for the period from the 91st day through maturity. During November 2016, the Company entered into forbearance agreements with the May 2016 Convertible Noteholders extending its time to pay the Notes until December 16, 2016. In December 2016, the Company entered into agreements with the May 2016 Convertible Noteholders to substantially restructure the terms of the May 2016 Convertible Notes; see January and February 2017 Convertible Notes below.

During the years ended August 31, 2018 and 2017, the Company charged to interest expense the amounts of $0 and $172,735, respectively, in connection with the amortization of the discount on these notes.

$-	$-	$-

December 31, 2018	August 31, 2018	August 31, 2017

January and February 2017 Convertible Notes

In December 2016, the Company entered into restructuring agreements with the May 2016 Convertible Noteholders in connection with the May 2016 Convertible Notes (see above) under the following terms: new notes (the “January and February 2017 Convertible Notes”) would be issued for the amounts due under the May 2016 Convertible Notes; penalties, fees, and accrued interest in the aggregate amount of $212,702 were added to the principal amount due under the January and February 2017 Convertible Notes; 1,346 shares of common stock were issued as a commitment fee; the January and February 2017 Convertible Notes were issued at a discount of 3.5%, bear interest at the rate of 10% per annum, are convertible at a rate of $13.00 per share, and contain a variable conversion rate whereby, should the Company subsequently sell common stock at a price less than the conversion price, the conversion price of the January and February 2017 Convertible Notes will be reduced to match the lower conversion price. In addition, the proceeds from one of the January and February 2017 Convertible Notes were used to fully redeem one of the May 2016 Convertible Notes. The aggregate original amount of principal due under the January and February 2017 Convertible Notes was $614,258. Two of the January and February 2017 Convertible Notes in the aggregate amount of $494,340 were due on March 31, 2017, and one of the January and February 2017 Convertible Notes in the amount of $119,918 was due on August 17, 2017. In April 2017, the Company received forbearance letters from the Lenders of the January and February 2017 Convertible Notes that were due on March 31, 2017 to extend the due date to April 17, 2017 in exchange for principal payments in the aggregate amount of $75,000; on April 18, 2017, the Company received forbearance letters to further extend the due date to May 1, 2017 in exchange for principal payments in the aggregate amount of $45,000; and on May 1 and 2, 2017, the company entered into forbearance agreements with the holders of the January and February 2017 Convertible Notes to extend the due date to June 2, 2017. On June 5 and June 13, 2017, the Company entered into forbearance agreements with the holders of two of the three January and February 2017 Convertible Notes to extend the due dates to December 27, 2017 in exchange for increase in principal in the aggregate amount of $78,907. On August 17, 2017, the Company entered into a forbearance agreement with the note purchasers of the third January and February Convertible Note (the “Note Purchasers”) to extend the due date to December 27, 2017 in exchange for $10. At August 31, 2017, three of the January and February 2017 Convertible Notes were outstanding in the aggregate amount of $553,976; these notes are due December 27, 2017. During the year ended December 31, 2017, the holders of the January and February 2017 Convertible Notes converted an aggregate of $33,865 in principal and $21,135 in accrued interest into 17,628 shares of common stock; the Company recorded an aggregate loss in the amount of $122,878 on these conversions.

On January 17, 2018, the Note Purchaser of one of the January and February 2017 Convertible Notes in the principal amount of $241,802 purchased the remaining two January and February 2017 Convertible Notes in the aggregate principal amount of $278,309. The Company then entered into an agreement with the Note Purchasers to exchange the three January and February 2017 Convertible Notes (the “January 2018 Note Exchange”) in the aggregate principal amount of $520,111 for a new Convertible Note in the principal amount of $542,343 (the “January 2018 Convertible Note”). The Company revalued the derivative liability associated with the conversion feature associated with January and February 2017 notes and compared it with the derivative liability on the January 2018 convertible note, and recorded an expense in the amount of $396,611 related to the change in value. The Company recorded a loss in the amount of $6,409 on the January 2018 Note Exchange related to modification of notes.

During the year ended August 31, 2018 and 2017, the Company charged to interest expense the amounts of $153,234 and $154,848, respectively in connection with the amortization of the discount on these notes.

$-	$-	$553,977

December 31, 2018	August 31, 2018	August 31, 2017

November 2017 Convertible Note

On November 17, 2017, the Company entered into a Securities Purchase Agreement with the Note Purchaser. The Company issued a 3.5% original issue discount (“OID”) senior secured convertible promissory note having an aggregate face amount of $250,000 (the “November 2017 Convertible Note”). This note bears interest at a rate of 10% per annum and matures in six months. The Company received cash proceeds of $241,250 net of the 3.5% original issue discount of $8,750. At the Note Purchaser’s option, the principal and accrued interest under the note are convertible into common stock at a rate of $13.00 per share and have a full reset feature. The note is secured by all assets of the Company. The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity. In addition, the Company granted the investor the Option to lend the Company $48,250 on or before January 15, 2018. If the Option is exercised, the Company would issue the investor a $50,000 3.5% original issue discount senior secured convertible promissory note. During the three months ended May 31, 2018, the Company accrued interest in the amount of $12,283 on this note. On May 31, 2018, the Company converted the outstanding balance of principal and interest in the amounts of $250,000 and $13,125, respectively, into a total of 265,782.83 shares of Series B Preferred Stock; the Company recorded a gain on settlement of notes payable in the amount of $130,252 in connection with this transaction.

During the year ended August 31, 2018 and 2017, the Company charged to interest expense the amounts of $135,307 and $0, respectively in connection with the amortization of the discount on these notes.

$-	$-	$-

January 2018 Convertible Note

On January 17, 2018, the Company entered into an agreement with the Note Purchasers to exchange the three January and February 2017 Convertible Notes for a new Convertible Note (the “January 2018 Convertible Note”). The Company exchanged outstanding principal in the amount of $520,111 and accrued interest of $15,823 for the January 2018 Convertible Note with a face amount of $542,343, and an original issue discount of $18,982; the Company revalued the derivative liability associated with the conversion feature associated with January and February 2017 notes and compared it with the derivative liability on the January 2018 convertible notes, and recorded an expense in the amount of $396,611 related to the change in value. A non-cash loss on restructuring of debt in the amount of $6,409 was recognized on this transaction during the year ended August 31, 2018. The January 2018 Convertible Note is a senior secured promissory note, bears interest at a rate of 10% per annum, and matures in 12 months. At the Note Purchaser’s option, the principal and accrued interest under the January 2018 Convertible Note are convertible into common stock at a rate of $0.78 per share and have a full reset feature. The note is secured by all assets of the Company. The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity. On January 29, 2018, the Note Purchaser converted $28,148 in principal and $1,808 in accrued interest into 38,405 shares of common stock. The Company recorded a loss of $351,769 on the conversion of note payable and accrued interest. During the three months ended May 31, 2018, the Company accrued interest in the amount of $13,125 on this note. On May 31, 2018, the Company converted the outstanding balance of principal and interest in the amounts of $514,195 and $18,610, respectively, into a total of 538,186.87 shares of Series B Preferred Stock; the Company recorded a gain in the amount of $933,263 on this transaction, and amortized the remaining discount in the amount of $68,855 to interest expense.

During the year ended August 31, 2018 and 2017, the Company charged to interest expense the amounts of $0 and $0, respectively in connection with the amortization of the discount on these notes.

$-	$-	$-

December 31, 2018	August 31, 2018	August 31, 2017

February 2018 Convertible Note

On February 15, 2018, the Company entered into a Securities Purchase Agreement with the Note Purchaser. The Company issued a 3.5% OID senior secured convertible promissory note with a face amount of $250,000 (the “February 2018 Convertible Note”). The February 2018 Convertible Note bears interest at a rate of 10% per annum and matures in nine months. The Company received cash proceeds of $241,250 net of the 3.5% original issue discount of $8,750. At the Note Purchaser’s option, the principal and accrued interest under the note are convertible into common stock at a rate of $13.00 per share and have a full reset feature. The February 2018 Convertible Note is secured by all assets of the Company. The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity. In addition, the Company granted the Note Purchaser 19,231 warrants to purchase 19,231 shares of the Company’s common stock with an exercise price of $0.26. The warrants have a five-year term. A derivative liability in the amount of $667,470 was created with regard to the conversion features and warrants associated with this note; $241,250 was charged to discount on notes payable, and the balance of $426,220 was charged to interest expense during the three months ended February 28, 2018. On March 26, 2018, the Company and the Note Purchaser agreed to eliminate the reset feature of this note. During the year ended August 31, 2018, the Company accrued interest in the amount of $13,681 on this note; as of August 31, 2018, principal in the amount of $250,000 was outstanding under the February 2018 Convertible Note. During the three months ended November 30, 2018, the Company accrued interest in the amount of $3,611 on this note. In October 2018, the February 2018 Convertible Note, accrued interest and warrants were converted to a new series of the Company’s preferred stock; see note 10.

During the Transition Period ended December 31, 2018, the Company charged to interest expense the amounts of $16,298 in connection with the amortization of the discount on these notes. During the years ended August 31, 2018 and 2017, the Company charged to interest expense the amounts of $51,388 and $0, respectively, in connection with the amortization of the discount on these notes.

$-	$250,000	$-

March 2018 Convertible Note

On March 9, 2018, the Company issued a 3.5% OID senior secured convertible promissory note with a face amount of $777,202 (the “March 2018 Convertible Note”). The March 2018 Convertible Note bears interest at a rate of 10% per annum and matures in nine months. The Company received cash proceeds of $750,000 net of the 3.5% original issue discount of $27,202. At the Note Purchaser’s option, the principal and accrued interest under the note are convertible into common stock at a rate of $13.00 per share. The March 2018 Convertible Note is secured by all assets of the Company. The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity. In addition, the Company granted the Note Purchaser 59,785 warrants to purchase 59,785 shares of the Company’s common stock with an exercise price of $0.26. The warrants have a five-year term. A derivative liability in the amount of $771,460 was created with regard to the conversion features and warrants associated with this note, which was charged to discount on notes payable. On May 9, 2018, the Note Purchaser transferred their ownership in $497,458 of principal and $18,042 of accrued interest in the March 2018 Convertible Note to a third party. The Company revalued the derivative liability associated with the conversion feature of the March 2018 note at the time of this restructure, and recorded a gain on revaluation in the amount of $40,072. During the year ended August 31, 2018, the Company accrued interest in the amount of $37,780 on the March 2018 Convertible. As of August 31, 2018, principal in the amount of $777,202 was outstanding under the March 2018 Convertible Note. During the three months ended November 30, 2018, the Company accrued interest in the amount of $11,226 on this note. In October 2018, the March 2018 convertible note, accrued interest and warrants were converted to a new series of the Company’s preferred stock; see note 10.

During the Transition Period ended December 31, 2018, the Company charged to interest expense the amounts of $102,410, in connection with the amortization of the discount on these notes. During the years ended August 31, 2018 and 2017, the Company charged to interest expense the amounts of $192,978 and $0, respectively, in connection with the amortization of the discount on these notes.

$-	$777,202	$-

	December 31, 2018	August 31, 2018	August 31, 2017
Total	$-	$1,027,202	$553,977
Less: Unamortized discount	-	(752,988)	(153,234)
Total, net of discount	$-	$274,214	$400,743

Current portion	$-	$1,027,202	$553,977
Long term	-	-	-
Total	$-	$1,027,202	$553,977

March 2018 Note to Prism

Under the terms of a series of agreements (the “Former Agreements”), Yield issued Prism Funding Co, LP (“Prism”) a 10% OID Senior Secured Convertible Note (the “Senior Note”) in the principal amount of $5,500,000 and received the BTC. The Senior Note was payable 30 days following written demand from Prism (the “Maturity Date”) and with interest at 10% per annum.  Pursuant to the terms of the restructuring agreement entered into in August 2018, the Company’s liability for the Senior Note was extinguished upon the restructuring of the BTC loan (see note 3 to the consolidated financial statements).

October 2018 Securities Exchange

On October 22, 2018, the Company entered into the Exchange Agreement with the holders of the February 2018 Convertible Note, March 2018 Convertible Note, Series B and Warrants. The Company cancelled the February 2018 Convertible Note and March 2018 Convertible Note, 803,969.73 shares of Series B, and 463,631 of the Company’s outstanding Warrants and issued the holders a total of 2,846,356 shares of the Company’s new Series E.

Each share of Series E has a stated value of $0.99 per share, and is convertible to common stock at a price of $0.78 per share, based upon stated value (subject to adjustments for stock splits, stock dividends, stock combinations, recapitalizations and similar events). The Series E accrues 10% dividends on the stated value plus additional amounts on a quarterly basis, contains price protection and purchase rights upon the future issuances of securities by the Company at a price below the conversion price then in effect, and is redeemable upon the occurrence of certain triggering events.

Related Party Notes

During the year ended August 31, 2017, the Company received loans in the aggregate amount of $231,000 from the Company’s CEO, David Lelong, to fund operations. These advances were unsecured, non-interest bearing and due on demand. The Company recorded interest in the amount of $2,011 during the year ended August 31, 2017 related to the advances from Mr. Lelong.

During the year ended August 31, 2018, the Company received loans in the aggregate amount of $35,500 from Mr. Lelong, and accrued interest in the amount of $2,291; the Company also repaid to Mr. Lelong principal and interest in the amounts of $266,500 and $4,302, respectively. At December 31 and August 31, 2018, the balance due to Mr. Lelong under these loans was $0.

In October 2018, all outstanding principal on our February 2018 Convertible Note and March 2018 Convertible Note in the aggregate amount of $1,027,202 was converted to Series E. With the proceeds from our recent private placement we have sufficient working capital for the next 12 months. However, because of the uncertainty of our acquisition plans, it is possible that we may need to complete another financing. We cannot assure you that we will complete an acquisition or if we do, whether we will need to complete another private placement. Any acquisition and financing may be very dilutive.

Private Placement

In April and May, 2019, the Company entered into Subscription Agreements with accredited investors for the sale by the Company in a private placement (the “Private Placement”) of an aggregate 5,744,991 shares of its Common Stock at a purchase price of $3.00 per share and warrants to purchase up to 5,744,991 shares of its Common Stock at an exercise price of $4.25 per share (the “Warrants”). The Warrants are exercisable for 24 months from the Closing. The aggregate gross proceeds for the Private Placement were approximately $17.2 million.

Loan Agreement

In May 2019, the Company entered into a Loan Agreement (the “Loan Agreement”) by and between the Company and Franklin Synergy Bank, a Tennessee banking corporation (the “Lender”), pursuant to which, at the Company’s option and subject to the occurrence of the certain funding conditions, the Lender is obligated to provide advances to the Company in an aggregate amount less than or equal to $6,200,000 (the “Loan”).

At July 1, 2019, the Company had $10,739,705 in cash and cash equivalents.  Our future capital requirements will depend on many factors, including the development of any business we acquire; the cost and availability of third-party financing for development; and administrative and legal expenses.

Presentation of Financial Statements – Going Concern

Going Concern Evaluation

In connection with preparing consolidated financial statements for the transition period ended December 31, 2018, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the following:

● Net loss of $4,412,858 for the transition period ended December 31, 2018.

● At December 31, 2018, the Company had an accumulated deficit of $10,472,149.

● At December 31, 2018, the Company had working capital deficit of $7,330,882.

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due.

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

On April 25, 2019, the Company entered into the Private Placement  with accredited investors for the sale by the Company  of (i) 4,946,640 shares of the Company’s common stock at a purchase price of $3.00 per share and (ii) warrants to purchase up to 4,946,640 shares of Common Stock, exercisable at any time after issuance at an exercise price equal to $4.25 per share, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for 24 months from the initial issue date. On May 6, 2019, the Company closed the Private Placement. At the closing of the Private Placement, the Company issued 5,744,991 shares of its Common Stock at a purchase price of $3.00 per share and warrants to purchase up to 5,744,991 shares of its Common Stock at an exercise price of $4.25 per share (the “Warrants”). The Warrants are exercisable for 24 months from the Closing. The aggregate gross proceeds for the Private Placement were approximately $17.2 million.

On May 6, 2019, the Company entered into a Loan Agreement (the “Loan Agreement”) by and between the Company and Franklin Synergy Bank, a Tennessee banking corporation (the “Lender”), pursuant to which, at the Company’s option and subject to the occurrence of the certain funding conditions, the Lender is obligated to provide advances to the Company in an aggregate amount less than or equal to $6,200,000 (the “Loan”).

On May 6, 2019, the Company completed the acquisition of (i) Bona Vida, Inc. in accordance with the terms of the Agreement and Plan of Merger, dated as of February 28, 2019, by and among the Company, BCC Merger Sub, Inc. (“Merger Sub”), and Bona Vida, Inc. , as amended by Amendment No. 1 thereto made and entered into as of May 3, 2019, pursuant to which Merger Sub merged with and into Bona Vida, with Bona Vida surviving as a wholly owned subsidiary of the Company and (ii) TruPet LLC in accordance with the terms of the Securities Exchange Agreement, dated as of February 2, 2019, by and between the Company and TruPet LLC, as amended by Amendment No. 1 thereto made and entered into as of May 6, 2019, pursuant to which the Company agreed to acquire 93.3% of the outstanding TruPet membership interests with TruPet remaining as a wholly-owned subsidiary of the Company (the “Acquisitions”). Following the completion of the Acquisitions, the business conducted by the Company became primarily the businesses conducted by TruPet and Bona Vida, which is as an online seller of pet foods, pet nutritional products and related pet supplies and as an emerging hemp-based CBD platform focused on developing a portfolio of brand and product verticals within the animal health and wellness space, respectively.

Under the terms of the Bona Vida Merger Agreement, the Company issued 18,003,273 shares of its common stock, par value $0.001 per share (“Common Stock”), to Bona Vida’s stockholders for all shares of Bona Vida’s common stock outstanding immediately prior to the Bona Vida Acquisition. The Company also offered to purchase each warrant held by Bona Vida warrant holders for CAD $0.75 per share, with any outstanding warrants at closing being cancelled. Under the terms of the TruPet Merger Agreement, the Company issued 14,079,606 shares of its Common Stock to TruPet’s members for 93.3% of the issued and outstanding membership interests of TruPet outstanding immediately prior to the TruPet Acquisition.

Following the completion of the Acquisitions, the business conducted by the Company became primarily the businesses conducted by TruPet and Bona Vida, which is as an online seller of pet foods, pet nutritional products and related pet supplies and as an emerging hemp-based CBD platform focused on developing a portfolio of brand and product verticals within the animal health and wellness space, respectively.

Management concluded that above factors alleviates doubts about the Company’s ability to generate enough cash from operations and other available sources to satisfy its obligations for the next twelve months from the issuance date.

The Company will take the following actions if it starts to trend unfavorably to its internal profitability and cash flow projections, in order to mitigate conditions or events that would raise substantial doubt about its ability to continue as a going concern:

● Raise additional capital through line of credit and/or loans financing for future mergers and acquisition.

● Implement additional restructuring and cost reductions.

● Raise additional capital through a private placement.

At July 1, 2019 and December 31, 2018, the Company had $10,739,705 and $355,104, respectively in cash and cash equivalents.

December 2018 Equity Offering

On December 12, 2018, the Company closed a private placement offering (the “December Offering”) of 1,425,641 units (the “Units”), each unit consisting of (i) one share of the Company’s common stock, par value $0.001 per share and (ii) a warrant to purchase one half of a share of Common Stock. The Units were offered at a fixed price of $1.95 per Unit for gross proceeds of $2,779,840. Costs associated with the December Offering were $122,741, and net proceeds were $2,657,099. $2,607,099 of the net proceeds were received by the Company during the period ended December 31, 2018 for the sale of 1,400,000 common shares, and $50,000 of the net proceeds were received on January 8, 2019 for the sale of 25,641 common shares. The Warrants are exercisable over a two-year period at the initial exercise price of $3.90 per share. The Company entered into a Securities Purchase Agreement, dated as of the Closing Date (the “SPA”) with each investor in the December Offering.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Significant Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to basis of presentation, use of estimates, cash and cash equivalents, inventory, revenue recognition, income taxes, fair value of financial instruments, fair value measurements, derivative financial instruments, basic and diluted loss per share, related parties, discontinued operations, and investments (see Note 1 to the Company’s consolidated financial statements). We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the significant accounting policies and assumptions as detailed in Note 1 to the financial statements contained herein may involve a higher degree of judgment and complexity than others.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Better Choice Company Inc. and subsidiaries (formerly Sport Endurance, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Better Choice Company Inc. and subsidiaries (formerly Sport Endurance, Inc.) (collectively, the “Company”) as of December 31, 2018 and August 31, 2018, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the four months ended December 31, 2018 and year ended August 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and August 31, 2018, and the results of its operations and its cash flows for the four months ended December 31, 2018 and year ended August 31, 2018, in conformity with U.S. generally accepted accounting principles. The consolidated balance sheets as of August 31, 2017, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended August 31, 2017 and related notes were audited by another accounting firm.

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

July 24, 2019

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

November 29, 2017

Better Choice Company Inc.

(formerly Sport Endurance, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,	August 31,	August 31
	2018	2018	2017
ASSETS
Current assets

Cash and cash equivalents	$355,104	$199,674	$1,442
Inventory	9,402	9,402	14,882
Total current assets	364,506	209,076	16,324

Investment in TruPet	2,200,000	-	-

Total Assets	$2,564,506	$209,076	$16,324

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$137,994	$106,445	$132,566
Dividends payable	53,501	20,280	-
Derivative liability	7,379,893	2,317,412	312,878
Accrued officer salary	124,000	140,000	120,000
Notes payable and accrued interest - related party	-	-	233,011
Convertible notes, net of unamortized debt discounts of $0, $752,990 and $153,234, respectively	-	274,214	400,743
Total current liabilities	7,695,388	2,858,351	1,199,198

Commitments and contingencies	-	-	-

Stockholders' deficit

Preferred stock, $0.001 par value, 20,000,000 shares authorized, 16,294,000, 19,194,000, and 19,999,000 shares undesignated and unissued as of December 31, 2018, August 31, 2018, and August 31, 2017, respectively

Series A Preferred stock, $0.001 par value, 1,000 shares designated, 1,000 shares issued and outstanding as of December 31, 2018, August 31, 2018, and August 31, 2017	1	1	1
Series B Convertible Preferred stock, $0.001 par value, 805,000 shares designated, 0, 803,969.73 and 0 shares issued and outstanding as of December 31, 2018, August 31, 2018 and August 31, 2017, respectively	-	804	-
Series E Convertible Preferred stock, $0.001 par value, 2,900,000 shares authorized, 2,846,355.54, 0, and 0 shares issued and outstanding as of December 31, 2018, August 31, 2018, and August 31, 2017, respectively	2,846	-	-
Common stock, $0.001 par value, 580,000,000 shares authorized; 3,415,859, 3,064,763, and 3,008,730 shares issued and outstanding as of December 31, 2018, August 31, 2018, and August 31, 2017, respectively	3,416	3,065	3,009
Additional paid-in capital	5,335,004	3,406,146	1,927,960
Subscription receivable	-	-	(5,372)
Accumulated deficit	(10,472,149)	(6,059,291	(3,108,472)
Total stockholders' deficit	(5,130,882)	(2,649,275)	(1,182,874)

Total liabilities and stockholders' deficit	$2,564,506	$209,076	$16,324

See accompanying notes to the consolidated financial statements.

Better Choice Company Inc.

(formerly Sport Endurance, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Transition	For the Comparable	For the Year	For the Year
	Period Ended	Period Ended	Ended	Ended
	December 31,	December 31,	August 31,	August 31,
	2018	2017	2018	2017
		(unaudited)
Revenue	$-	$214	$475	$1,734
Cost of goods sold	-	27	211	334

Gross profit	-	187	264	1,400

Operating expenses:
Selling, general and administrative	292,060	105,734	528,151	525,438

Total operating expenses	292,060	105,734	528,151	525,438

Operating loss	(292,060)	(105,547)	(527,887)	(524,038)

Other income (expense):
Interest on notes payable	(14,184)	(24,221)	(111,407)	(48,372)
Interest on notes payable - related parties	-	(1,516)	(2,291)	(2,011)
Interest expense - amortization of discount on notes payable	(118,708)	(177,573)	(532,907)	(780,293)
Interest expense - fair value of derivative in excess of notes payable	-	-	(447,680)	-
Gain on exchange/restructuring of debt	472,267	-	1,033,669	-
Loss on restructuring of debt	-	(122,878)	(6,409)	-
Loss on conversion of debt	-	-	(474,648)	-
Excess value of derivative liabilities over net proceeds of sale of common stock at inception	(3,638,849)	-	-	-
(Loss) gain on change in fair value of derivative liability	(821,324)	28,523	(45,348)	(388,544)
Total other expense	(4,120,798)	(297,665)	(587,021)	(1,219,220)

Net loss from continuing operations before tax	(4,412,858)	(403,212)	(1,114,908)	(1,743,258)

Provision for income tax	-	-	-	-

Net loss from continuing operations after tax	(4,412,858)	(403,212)	(1,114,908)	(1,743,258)

Net loss from discontinued operations, net of taxes	-	-	(1,835,911)	-

Net loss	(4,412,858)	(403,212)	(2,950,819)	(1,743,258)

Preferred stock dividend	(64,840)	-	(20,280)	-

Net loss available to common shareholders	$(4,477,698)	$(403,212)	$(2,971,099)	$(1,743,258)

Net loss per share - continuing operations: basic and diluted	$(1.47)	$(0.13)	$(0.37)	$(0.58)

Net loss per share - discontinued operations: basic and diluted	NA	NA	$(0.60)	NA

Net loss per share - available to common shareholders: basic and diluted	$(1.49)	$(0.13)	$(0.98)	$(0.58)

Weighted average shares outstanding - basic	2,999,076	3,018,450	3,046,232	2,996,871

Weighted average shares outstanding - diluted	2,999,076	3,018,450	3,046,232	2,996,871

See accompanying notes to the consolidated financial statements.

Better Choice Company Inc.

(formerly Sport Endurance, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

											Common
										Additional	Stock		Total
	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series E			Common Stock		Paid-In	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, August 31, 2016	1,000	$1	-	$-		$		2,991,358	$2,992	$793,270	$(5,372)	$(1,365,214)	$(574,323)
Issuance of commitment shares	-	-	-	-				1,346	1	68,949	-	-	68,950
Derivative reclass from liability to equity upon redemption	-	-	-	-				-	-	1,015,757	-	-	1,015,757
Issuance of shares for conversion of note payable and accrued interest	-	-	-	-				16,026	16	49,984	-	-	50,000
Net loss for the period	-	-	-	-				-	-	-	-	(1,743,258)	(1,743,258)
Balance, August 31, 2017	1,000	$1	-	$-		$		3,008,730	$3,009	$1,927,960	$(5,372)	$(3,108,472)	$(1,182,874)
Conversion of notes payable and accrued interest to common stock	-	-	-	-				56,034	56	702,538	-	-	702,594
Conversion of notes payable and accrued interest to Preferred Stock Series B	-	-	803,969.73	804				-	-	795,928	-	-	796,732
Write-off subscriptions receivable	-	-	-	-				-	-	-	5,372	-	5,372
Preferred stock dividend	-	-	-	-				-	-	(20,280)	-	-	(20,280)
Net loss for the period	-	-	-	-				-	-	-	-	(2,950,819)	(2,950,819)
Balance, August 31, 2018	1,000	$1	803,969.73	$804		$		3,064,764	$3,065	$3,406,146	$-	$(6,059,291)	$(2,649,275)

Exchange of notes, interest, Series B Preferred and Warrants with Series E Preferred Stock			(803,969.73)	(804)	2,846,355.54		2,846			2,019,920			2,021,962
Purchase and retirement of common stock								(1,048,904)	(1,049)	(26,222)			(27,271)
Sale of common stock, net of issuance costs								1,400,000	1,400	-			1,400
Preferred stock dividend										(64,840)			(64,840)
Net loss for the period												(4,412,858)	(4,412,858)
Balance, December 31, 2018	1,000	$1	-	$-	2,846,355.54		$2,846	3,415,859	$3,416	$5,335,004	$-	$(10,472,149)	$(5,130,882)

See accompanying notes to the consolidated financial statements.

Better Choice Company Inc.

(formerly Sport Endurance, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Transition	Comparable	Year	Year
	Period Ended	Period Ended	Ended	Ended
	December 31,	December 31,	August 31,	August 31,
	2018	2017	2018	2017
		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss - continuing operations	$(4,412,858)	$(403,212)	$(1,114,908)	$(1,743,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on exchange transaction	(472,267)	-	-	-
Change in fair market value of derivative liabilities	821,324	(28,523)	45,348	388,544
Excess value of derivative liabilities	3,638,849	-	447,680	-
Amortization of discount on convertible debt	118,708	177,573	532,907	780,293
Gain on restructure of debt	-		(1,033,669)	-
Loss on restructure of debt	-	122,878	6,409	-
Loss on conversion of debt to equity	-		474,648	-
Penalty on debt extension	-	-	-	306,345
Subscription receivable write-off	-		2,172
Changes in operating assets and liabilities:
Accounts receivable	-	-	-	45
Inventory	-	27	5,480	(8,484)
Accrued officer salary	(16,000)	32,000	20,000	96,000
Interest payable - related party	-	566	(2,011)	2,011
Accounts payable and accrued liabilities	97,846	(30,859)	(226,502)	138,749
Net cash used in operating activities - continuing operations	(224,398)	(129,550)	(842,446)	(39,755)
Net cash provided by operating activities - discontinued operations	-	-	39,178	-

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in TruPet	(2,200,000)	-	-	-
Net cash used in investing activities	(2,200,000)	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - related party	-	35,500	35,500	-
Repayments of notes payable - related party	-	(75,000)	(266,500)	186,000
Proceeds from convertible debt	-	241,250	1,232,500	-
Principal payments made on convertible debt	-	-	-	(155,000)
Cash paid for the purchase of common stock	(27,271)	-	-
Cash from the sale of common stock	2,607,099	-	-
Net cash provided by financing activities	2,579,828	201,750	1,001,500	31,000

Net increase in cash and cash equivalents - continuing operations	155,430	72,200	159,054	(8,755)
Net increase in cash and cash equivalents - discontinued operations	-	-	39,178	-
Cash and cash equivalents at beginning of year	199,674	1,442	1,442	10,197

Cash and cash equivalents at end of year	$355,104	$73,642	$199,674	$1,442

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$950	$4,302	$-
Income taxes paid	$-	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable	$-	$55,000	$702,592	$50,000
Preferred stock Series B issued for cancellation of notes payable and accrued interest	$-	$-	$1,860,249	$-
Preferred Stock Series E issued for cancellation of notes payable, accrued interest, Series B Preferred Stock and warrants	$2,022,766	$-	$-	$-
Accrued interest capitalized into principal of convertible notes	$-	$-	$15,823	$39,382
Note payable for loan of BTC	$-	$-	$5,000,000	$-
BTC loan to third party	$-	$-	$5,500,000	$-
Discount on notes payable due to beneficial conversion feature	$-	$126,557	$1,132,663	$677,437
Settlement of derivative	$2,003,390	$23,447	$-	$1,015,757
Stock issued for commitment fee	$-	$-	$-	$68,950
Accrued preferred stock dividends	$64,840	$-	$20,280	$-
Fair value of warrants issued with sale of common stock allocated to additional paid in capital	$2,605,699	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Better Choice Company, Inc.

(formerly Sport Endurance, Inc.)

Notes to the Consolidated Financial Statements

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Better Choice Company, Inc. (the “Company”) was originally incorporated in the State of Nevada on January 3, 2001 (“Inception”). The Company was dormant until it was revived in 2009 with a name change to Sport Endurance, Inc. on August 6, 2009. Effective March 11, 2019, we changed our name to Better Choice Company Inc. after reincorporating in Delaware.

The Company previously marketed for sale three sport nutritional products which it suspended in March 2018.  On March 14, 2018, the Company, through its wholly-owned subsidiary Yield Endurance, Inc. (“Yield”), entered into a series of agreements under which Yield borrowed $5 million of bitcoin (“BTC”). The Company simultaneously entered into transactions with Madison Partners LLC and Prism Funding Co. LP to lend the BTC to third parties. On August 21, 2018, the Company entered into a series of restructuring agreements to unwind the BTC transactions thereby exiting the BTC and cryptocurrency markets; see note 3.

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

On December 17, 2018, the Company made a $2,200,000 investment in TruPet LLC, an online seller of pet foods, flea and tick products, pet nutritional products and related pet supplies.  On February 2, 2019 and February 28, 2019, respectively, the Company entered into definitive agreements to acquire the remainder of TruPet LLC and all of the outstanding shares of Bona Vida, Inc., an emerging hemp based CBD platform focused on developing a portfolio of brand and product verticals within the animal health and wellness space. The definitive agreements are based on various conditions being met including completion of a financing (See Note 4).

On March 14, 2019, the Company filed a certificate of amendment of certificate of incorporation (the “Amendment”) with the Delaware Secretary of State to effect a one-for-26 reverse split of the Company’s common stock. The Amendment took effect on March 15, 2019. No fractional shares will be issued or distributed as a result of the Amendment. These financial statements give retroactive effect to the reverse stock split for all periods presented, unless otherwise specified. On April 22, 2019, the Company filed a certificate of amendment of certificate of incorporation with the Delaware Secretary of State which reduced its number of authorized shares of common stock from 580,000,000 to 88,000,000 and authorized shares of preferred stock from 20,000,000 to 4,000,000.

Basis of Presentation

The audited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Effective March 15, 2019, the board of directors of the Company approved a change in our fiscal year end from August 31 to December 31. As a result of this change, we are filing this Transition Report on Form 10-KT for the four month transition period ended December 31, 2018. References to any of our previous fiscal years mean the fiscal years ending on August 31.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. At December 31, 2018 and August 31, 2018, the uninsured balances amounted to $95,412 and $0, respectively.

Inventory

Inventory consists of finished goods and is stated at the lower of cost by the first-in, first-out method or net realizable value.  The Company currently has approximately 2,432 containers of “Ultra Peak T” included in inventory at December 31, 2018 and August 31, 2018.

Revenue Recognition

Adoption of ASU 2014-09, Revenue from Contracts with Customers

On September 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective (cumulative effect) transition method. Under this transition method, results for reporting periods beginning September 1, 2018 or later are presented under ASC 606, while prior period results continue to be reported in accordance with previous guidance. The cumulative effect of the initial application of ASC 606 was immaterial, no adjustment was recorded to the opening balance of retained earnings. The timing of revenue recognition for our revenue stream was not materially impacted by the adoption of this standard. The Company believes its business processes, systems and controls are appropriate to support recognition and disclosure under ASC 606. Overall, the adoption of ASC 606 did not have a material impact on the Company’s balance sheet, statement of operations and statement of cash flows for the period ended December 31, 2018. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. As described below, the analysis of contracts under ASC 606 supports the recognition of revenue at a point in time, resulting in revenue recognition timing that is materially consistent with the Company’s historical practice of recognizing product revenue when title and risk of loss pass to the customer.

Policy

The Company recognizes revenue upon product delivery. All of our products are shipped through a third party fulfillment center to the customer and the customer takes title to product and assumes risk and ownership of the product when it is delivered. Shipping charges to customers and sales taxes collectible from customers, if any, are included in revenues.

For revenue from product sales, the Company recognizes revenue in accordance with ASC 606. A five-step analysis must be met as outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Contract Assets

The Company does not have any contract assets such as work-in-process. All trade receivables on the Company’s balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of December 31, 2018.

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

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%. As of the completion of these consolidated financial statements and related disclosures, we have made a reasonable estimate of the effects of the Tax Act. This estimate incorporates assumptions made based upon the Company’s current interpretation of the Tax Act, and may change as the Company may receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves. In accordance with SEC Staff Accounting Bulletin No. 118, the Company will finalize the accounting for the effects of the Tax Act no later than the fourth quarter of fiscal year 2019.  Future adjustments made to the provisional effects will be reported as a component of income tax expense in the reporting period in which any such adjustments are determined. See Note 12 for additional information. Based on the new tax law that lowers corporate tax rates, the Company revalued its deferred tax assets. Future tax benefits are expected to be lower, with the corresponding one time charge being recorded as a component of income tax expense.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2018 and August 31, 2018. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

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

The pricing model we use for determining fair value of our derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income (see note 11).

Conversion options are recorded as debt discount and are amortized as interest expense over the life of the underlying debt instrument using effective interest method.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common stock outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common stock outstanding plus potential dilutive securities. Following shares were not included in the calculation of diluted loss per share because the effect would be anti-dilutive.

	December 31, 2018	August 31, 2018	August 31, 2017

Conversion of notes payable	-	82,974	44,245
Conversion of Series B Convertible Preferred Stock	-	1,046,423	-
Conversion of Series E Convertible Preferred Stock	3,681,273	-	-
Options	38,462
Warrants to purchase common stock	700,000	463,631	-
	4,419,735	1,593,028	44,245

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

Investments

The Company records minority interest equity investments at cost.

Recently Issued Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016–02, “Leases (Topic 842)”, which creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. ASU 2017-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company expects to implement ASU 2017-11 on January 1, 2019 and does not believe it will have a material impact on its consolidated financial statements.

ASU 2018-02 - On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (the “Tax Cuts and Jobs Act”). Stakeholders raised a narrow-scope financial reporting issue that arose as a consequence of the Tax Cuts and Jobs Act of 2017. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement-Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by the Generally Adopted Accounting Principles (“GAAP”). The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.

This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2018-210—Income Statement—Reporting Comprehensive Income (Topic 220), which has been deleted. We are currently evaluating the impact of adopting ASU 2017-13 on our consolidated financial statements.

ASU 2018-05 Accounting Standards Update adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law. We are currently evaluating the impact of adopting ASU 2017-13 on our consolidated financial statements.

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

In July 2018, the FASB issued ASU 2018-10 Leases (Topic 842), Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders’ equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. ASU 2018-11, ASU 2018-10 and ASU 2016-02 (collectively, “the new lease standards”) are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect the new lease standards will have on its Condensed Consolidated Financial Statements; however, the Company anticipates recognizing assets and liabilities arising from any leases that meet the requirements under the new lease standards on the adoption date and including qualitative and quantitative disclosures in the Company’s Notes to the Condensed Consolidated Financial Statements.

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

Note 2 – Going Concern

Going Concern Evaluation

In connection with preparing consolidated financial statements for the transition period ended December 31, 2018, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the following:

● Net loss of $4,412,858 for the transition period ended December 31, 2018.

● At December 31, 2018, the Company had an accumulated deficit of $10,472,149.

● At December 31, 2018, the Company had working capital deficit of $7,330,882.

Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due.

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

On April 25, 2019, the Company entered into Subscription Agreements with accredited investors for the sale by the Company in a private placement (the “Private Placement”) of (i) 4,946,640 shares of the Company’s common stock at a purchase price of $3.00 per share and (ii) warrants to purchase up to 4,946,640 shares of Common Stock, exercisable at any time after issuance at an exercise price equal to $4.25 per share, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for 24 months from the initial issue date. On May 6, 2019, the Company closed the Private Placement. At the closing of the Private Placement, the Company issued 5,744,991 shares of its Common Stock at a purchase price of $3.00 per share and warrants to purchase up to 5,744,991 shares of its Common Stock at an exercise price of $4.25 per share (the “Warrants”). The Warrants are exercisable for 24 months from the Closing. The aggregate gross proceeds for the Private Placement were approximately $17.2 million.

On May 6, 2019, the Company entered into a Loan Agreement (the “Loan Agreement”) by and between the Company and Franklin Synergy Bank, a Tennessee banking corporation (the “Lender”), pursuant to which, at the Company’s option and subject to the occurrence of the certain funding conditions, the Lender is obligated to provide advances to the Company in an aggregate amount less than or equal to $6,200,000 (the “Loan”).

On May 6, 2019, the Company completed the acquisition of (i) Bona Vida, Inc. in accordance with the terms of the Agreement and Plan of Merger, dated as of February 28, 2019, by and among the Company, BCC Merger Sub, Inc. (“Merger Sub”), and Bona Vida, Inc., as amended by Amendment No. 1 thereto made and entered into as of May 3, 2019, pursuant to which Merger Sub merged with and into Bona Vida, with Bona Vida surviving as a wholly owned subsidiary of the Company and (ii) TruPet LLC in accordance with the terms of the Securities Exchange Agreement, dated as of February 2, 2019, by and between the Company and TruPet LLC, as amended by Amendment No. 1 thereto made and entered into as of May 6, 2019, pursuant to which the Company agreed to acquire 93.3% of the outstanding TruPet membership interests with TruPet remaining as a wholly-owned subsidiary of the Company (the “Acquisitions”). Following the completion of the Acquisitions, the business conducted by the Company became primarily the businesses conducted by TruPet and Bona Vida, which is as an online seller of pet foods, pet nutritional products and related pet supplies and as an emerging hemp-based CBD platform focused on developing a portfolio of brand and product verticals within the animal health and wellness space, respectively.

Under the terms of the Bona Vida Merger Agreement, the Company issued 18,003,273 shares of its common stock, par value $0.001 per share (“Common Stock”), to Bona Vida’s stockholders for all shares of Bona Vida’s common stock outstanding immediately prior to the Bona Vida Acquisition. The Company also offered to purchase each warrant held by Bona Vida warrant holders for CAD $0.75 per share, with any outstanding warrants at closing being cancelled. Under the terms of the TruPet Merger Agreement, the Company issued 14,079,606 shares of its Common Stock to TruPet’s members for 93.3% of the issued and outstanding membership interests of TruPet outstanding immediately prior to the TruPet Acquisition.

Following the completion of the Acquisitions, the business conducted by the Company became primarily the businesses conducted by TruPet and Bona Vida, which is as an online seller of pet foods, pet nutritional products and related pet supplies and as an emerging hemp-based CBD platform focused on developing a portfolio of brand and product verticals within the animal health and wellness space, respectively.

Management concluded that above factors alleviates doubts about the Company’s ability to generate enough cash from operations and other available sources to satisfy its obligations for the next twelve months from the issuance date.

The Company will take the following actions if it starts to trend unfavorably to its internal profitability and cash flow projections, in order to mitigate conditions or events that would raise substantial doubt about its ability to continue as a going concern:

● Raise additional capital through line of credit and/or loans financing for future mergers and acquisition.

● Implement additional restructuring and cost reductions.

● Raise additional capital through a private placement.

At July 1, 2019 and December 31, 2018, the Company had $10,739,705 and $355,104, respectively in cash and cash equivalents.

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

Pursuant to the terms of the Restructuring Agreement, the parties agreed to modify the terms of the Former Agreements by (a) assigning to Madison all of the capital stock of Yield to provide for the continuation of the business of Yield as a subsidiary of Madison, (b) terminating the Guaranty Agreement by and between the Company and Prism, and (c) canceling 576,923 of the 961,538 warrants issued to Prism in connection with the NPA. On the Effective Date, the Company transferred its capital stock of Yield to Madison (the “Transfer”) and terminated the Guaranty Agreement, thus, the Company’s liability for the Senior Note, as defined below, issued pursuant to the NPA, was extinguished upon the Transfer.

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

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations for the year ended August 31, 2018:

Share income	$(48,593)
Sales, general and administrative	368,032
Interest expense – accrued interest	117,534
Interest expense – excess value of warrants	2,988,090
Interest expense – amortization of discount on note payable	5,500,000
Mark to market BTC	509,730
Mark to market derivative liability	(4,051,087)
Reserve for uncollectible note receivable	4,490,270
Gain on disposal of discontinued operations	(8,038,065)
Loss from discontinued operations, net of tax	$1,835,911

The following table presents the calculation of the gain on the sale of discontinued operations:

Assets of discontinued operations disposed in sale	$(9,415)
Liabilities of discontinued operations disposed in sale	9,648,488
Fair value of warrants to purchase 384,615 shares of common stock to buyer	(1,601,008)
Gain on disposal of discontinued operations	$8,038,065

Note 4 – Investment in TruPet

On December 17, 2018 the Company acquired a minority interest in TruPet. The Company invested $2,200,000 into TruPet and acquired a Series A Membership Interest equal to approximately 6.7% of the Membership Interests. The Company is entitled to appoint one of the five managers and certain preferential informational rights. The Company entered into a definitive agreement to acquire the remainder of TruPet in February 2019. The definitive agreement is based on various conditions being met including completion of a financing. On May 6, 2019, the Company acquired the remaining 93.3% of the outstanding TruPet membership interests for 14,079,606 shares of its common stock. See note 13.

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

At October 22, 2018, the Company had accrued dividends payable on the Series B Preferred stock in the amount of $31,619. On October 22, 2018, the Company entered into an exchange agreement whereby, in part, the Series B Preferred Stock and accrued dividends were exchanged for Series E Preferred Stock (see note 10). The Series E Preferred Stock also accrued dividends at the rate of 10% per annum on the stated value. During the Transition Period ended December 31, 2018, the Company accrued dividends in the amount of $53,501 on the Series E Preferred Stock.

Note 6 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31, 2018	August 31, 2018	August 31, 2017
Trade accounts payable	$120,774	$39,052	$106,726
Payroll and related	17,220	15,931	9,179
Accrued interest	-	51,462	16,661
	$137,994	$106,445	$132,566

Note 7 – Related Party Transactions

On April 29, 2016, the Company’s Board ratified an oral agreement with Mr. Lelong, effective February 1, 2016, pursuant to which he will receive an annual salary of $96,000 for serving as an executive officer of the Company. During the year ended August 31, 2017, the Company received loans in the aggregate amount of $231,000 from Mr. Lelong.  The Company recorded imputed interest in the amount of $2,011 during the year ended August 31, 2017 related to the advances from Mr. Lelong.

During the year ended August 31, 2018, the Company paid salary to Mr. Lelong in the amount of $76,000, and accrued an additional $20,000 in salary payable; at August 31, 2018, the amount of accrued salary payable to Mr. Lelong was $140,000.

During the Transition Period ended December 31, 2018, the Company paid salary to Mr. Lelong in the amount of $32,000 and paid accrued salary in the amount of $16,000; at December 31, 2018, the amount of accrued salary payable to Mr. Lelong was $124,000.

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

During the period ended December 31, 2018, the Company sold 1,400,000 shares of common stock and 700,000 two-year warrants to purchase one share of common stock at a price of $3.90 per share for total proceeds of $2,607,099, net of issuance costs. The warrant holders have an option to settle in cash in the event of a change of control of the Company. The Company considers these warrants a derivative liability, and calculated the fair value of this liability utilizing a Lattice Model that values the warrant based upon a probability weighted discounted cash flow model.

The following schedule shows the change in fair value of the derivative liabilities for the period ended December 31, 2018, August 31, 2018 and August 31, 2017:

Derivative
Liability
Liabilities Measured at Fair Value

Balance as of August 31, 2016	$254,952

Issuances	685,139

Redemptions / conversions	(1,015,757)

Revaluation loss	388,544

Balance as of August 31, 2017	$312,878

Issuances	1,565,487

Redemptions / conversions	(1,207,308)

Reclass from sale of discontinued operations	1,601,007

Revaluation loss	45,348

Balance as of August 31, 2018	$2,317,412

Issuances	6,244,548

Redemptions / conversions	-

Revaluation loss	1,135,345

Balance as of December 31, 2018	$7,379,893

Derivative liabilities incurred during the period ended August 31, 2018 were valued based upon the following assumptions and key inputs:

	August 31,	August
Assumption	2018	2017
Expected dividends:	0%	0%
Expected volatility:	121.1-246.8%	37.8-276.9%
Expected term (years):	0.21-1.00 years	0.04-0.50 years
Risk free interest rate:	0.97-2.08. %	0.26-0.98%
Stock price	$0.35-1.11	$0.51-1.97

Derivative liabilities incurred during the period ended December 31, 2018 were valued based upon the following assumptions and key inputs:

- The quoted stock price ranged from of $6.76 to $11.18 and would fluctuate with the Company's historic volatility.

- The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of the Company and the term remaining for each Warrant – the volatility ranged from 198.1-207.8%.

- The full reset events projected to occur based on future financing events on March 31, 2019 and December 31, 2019 resulting in a potential reset exercise price.

- Adjustments to warrant exercise prices have not occurred to date due to reset events.

- A fundamental transaction was projected to potentially occur on 4/30/19 or 12/31/19. The likelihood of such an event was estimated at 85% for the 4/30/19 event as of December/January 2019 increasing to 95% by 12/31/18. The 12/31/19 event was estimated at 50% for all dates.

- The option to force early exercise was estimated at 0% since it was unlikely that the Company would meet the registration and trading volume requirements necessary to trigger the option.

Note 9 – Convertible Notes Payable

December 31, 2018	August 31, 2018	August 31, 2017

May 2016 Convertible Notes

On May 11, 2016 the Company entered into Securities Purchase Agreements with certain purchasers (“the May 2016 Convertible Noteholders”).  The Company issued 3.5% original issue discount (“OID”) senior secured convertible promissory notes having an aggregate face amount of $440,000 (the “May 2016 Convertible Notes”).  These notes bear interest at a rate of 10% per annum and mature in six months.  The Company received cash proceeds of $424,600 net of the 3.5% original issue discount of $15,400.  At the Holders option the principal and accrued interest under the Notes are convertible into common stock at a rate of $13 per share and have a full reset feature.  The Notes are secured by all assets of the Company.  The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 125% during the first 90 days and 130% for the period from the 91st day through maturity. During November 2016, the Company entered into forbearance agreements with the May 2016 Convertible Noteholders extending its time to pay the Notes until December 16, 2016. In December 2016, the Company entered into agreements with the May 2016 Convertible Noteholders to substantially restructure the terms of the May 2016 Convertible Notes; see January and February 2017 Convertible Notes below.

During the years ended August 31, 2018 and 2017, the Company charged to interest expense the amounts of $0 and $172,735, respectively, in connection with the amortization of the discount on these notes.

$-	$-	$-

January and February 2017 Convertible Notes

In December 2016, the Company entered into restructuring agreements with the May 2016 Convertible Noteholders in connection with the May 2016 Convertible Notes (see above) under the following terms: new notes (the “January and February 2017 Convertible Notes”) would be issued for the amounts due under the May 2016 Convertible Notes; penalties, fees, and accrued interest in the aggregate amount of $212,702 were added to the principal amount due under the January and February 2017 Convertible Notes; 1,346 shares of common stock were issued as a commitment fee; the January and February 2017 Convertible Notes were issued at a discount of 3.5%, bear interest at the rate of 10% per annum, are convertible at a rate of $13.00 per share, and contain a variable conversion rate whereby, should the Company subsequently sell common stock at a price less than the conversion price, the conversion price of the January and February 2017 Convertible Notes will be reduced to match the lower conversion price. In addition, the proceeds from one of the January and February 2017 Convertible Notes were used to fully redeem one of the May 2016 Convertible Notes. The aggregate original amount of principal due under the January and February 2017 Convertible Notes was $614,258. Two of the January and February 2017 Convertible Notes in the aggregate amount of $494,340 were due on March 31, 2017, and one of the January and February 2017 Convertible Notes in the amount of $119,918 was due on August 17, 2017. In April 2017, the Company received forbearance letters from the Note Purchasers of the January and February 2017 Convertible Notes that were due on March 31, 2017 to extend the due date to April 17, 2017 in exchange for principal payments in the aggregate amount of $75,000; on April 18, 2017, the Company received forbearance letters to further extend the due date to May 1, 2017 in exchange for principal payments in the aggregate amount of $45,000; and on May 1 and 2, 2017, the company entered into forbearance agreements with the holders of the January and February 2017 Convertible Notes to extend the due date to June 2, 2017. On June 5 and June 13, 2017, the Company entered into forbearance agreements with the holders of two of the three January and February 2017 Convertible Notes to extend the due dates to December 27, 2017 in exchange for increase in principal in the aggregate amount of $78,907. On August 17, 2017, the Company entered into a forbearance agreement with the holders of the third January and February Convertible Note to extend the due date to December 27, 2017 in exchange for $10. At August 31, 2017, three of the January and February 2017 Convertible Notes were outstanding in the aggregate amount of $553,976; these notes are due December 27, 2017. During the year ended December 31, 2017, the holders of the January and February 2017 Convertible Notes converted an aggregate of $33,865 in principal and $21,135 in accrued interest into 17,628 shares of common stock; the Company recorded an aggregate loss in the amount of $122,878 on these conversions.

On January 17, 2018, the Note Purchasers of one of the January and February 2017 Convertible Notes in the principal amount of $241,802 purchased the remaining two January and February 2017 Convertible Notes in the aggregate principal amount of $278,309. The Company then entered into an agreement with the Note Purchasers to exchange the three January and February 2017 Convertible Notes (the “January 2018 Note Exchange”) in the aggregate principal amount of $520,111 for a new Convertible Note in the principal amount of $542,343 (the “January 2018 Convertible Note”). The Company revalued the derivative liability associated with the conversion feature associated with January and February 2017 notes and compared it with the derivative liability on the January 2018 convertible note, and recorded an expense in the amount of $396,611 related to the change in value. The Company recorded a loss in the amount of $6,409 on the January 2018 Note Exchange related to modification of notes.

During the year ended August 31, 2018 and 2017, the Company charged to interest expense the amounts of $153,234 and $154,848, respectively in connection with the amortization of the discount on these notes.

$-	$-	$553,977

December 31, 2018	August 31, 2018	August 31, 2017

November 2017 Convertible Note

On November 17, 2017, the Company entered into a Securities Purchase Agreement with the Note Purchaser. The Company issued a 3.5% original issue discount (“OID”) senior secured convertible promissory note having an aggregate face amount of $250,000 (the “November 2017 Convertible Note”). This note bears interest at a rate of 10% per annum and matures in six months. The Company received cash proceeds of $241,250 net of the 3.5% original issue discount of $8,750. At the Note Purchaser’s option, the principal and accrued interest under the note are convertible into common stock at a rate of $13.00 per share and have a full reset feature. The note is secured by all assets of the Company. The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity. In addition, the Company granted the investor the Option to lend the Company $48,250 on or before January 15, 2018. If the Option is exercised, the Company would issue the investor a $50,000 3.5% original issue discount senior secured convertible promissory note. During the three months ended May 31, 2018, the Company accrued interest in the amount of $12,283 on this note. On May 31, 2018, the Company converted the outstanding balance of principal and interest in the amounts of $250,000 and $13,125, respectively, into a total of 265,782.83 shares of Series B Preferred Stock; the Company recorded a gain on settlement of notes payable in the amount of $130,252 in connection with this transaction.

During the years ended August 31, 2018 and 2017, the Company charged to interest expense the amounts of $135,307 and $0 respectively, in connection with the amortization of the discount on these notes.

$-	$-	$-

January 2018 Convertible Note

On January 17, 2018, the Company entered into an agreement with the Note Purchaser to exchange the three January and February 2017 Convertible Notes for a new Convertible Note (the “January 2018 Convertible Note”). The Company exchanged outstanding principal in the amount of $520,111 and accrued interest of $15,823 for the January 2018 Convertible Note with a face amount of $542,343, and an original issue discount of $18,982; the Company revalued the derivative liability associated with the conversion feature associated with January and February 2017 notes and compared it with the derivative liability on the January 2018 convertible notes, and recorded an expense in the amount of $396,611 related to the change in value. A non-cash loss on restructuring of debt in the amount of $6,409 was recognized on this transaction during the year ended August 31, 2018. The January 2018 Convertible Note is a senior secured promissory note, bears interest at a rate of 10% per annum, and matures in 12 months. At the Note Purchaser’s option, the principal and accrued interest under the January 2018 Convertible Note are convertible into common stock at a rate of $0.78 per share and have a full reset feature. The note is secured by all assets of the Company. The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity. On January 29, 2018, the Note Purchaser converted $28,148 in principal and $1,808 in accrued interest into 38,405 shares of common stock. The Company recorded a loss of $351,769 on the conversion of note payable and accrued interest. During the three months ended May 31, 2018, the Company accrued interest in the amount of $13,125 on this note. On May 31, 2018, the Company converted the outstanding balance of principal and interest in the amounts of $514,195 and $18,610, respectively, into a total of 538,186.87 shares of Series B Preferred Stock; the Company recorded a gain in the amount of $933,263 on this transaction, and amortized the remaining discount in the amount of $68,855 to interest expense.

During the years ended August 31, 2018 and 2017, the Company charged to interest expense the amounts of $0 and $0, respectively, in connection with the amortization of the discount on these notes.

$-	$-	$-

December 31, 2018	August 31, 2018	August 31, 2017

February 2018 Convertible Note

On February 15, 2018, the Company entered into a Securities Purchase Agreement with the Note Purchaser. The Company issued a 3.5% OID senior secured convertible promissory note with a face amount of $250,000 (the “February 2018 Convertible Note”). The February 2018 Convertible Note bears interest at a rate of 10% per annum and matures in nine months. The Company received cash proceeds of $241,250 net of the 3.5% original issue discount of $8,750. At the Note Purchaser’s option, the principal and accrued interest under the note are convertible into common stock at a rate of $13.00 per share and have a full reset feature. The February 2018 Convertible Note is secured by all assets of the Company. The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity. In addition, the Company granted the Note Purchaser 19,231 warrants to purchase 19,231 shares of the Company’s common stock with an exercise price of $0.26. The warrants have a five-year term. A derivative liability in the amount of $667,470 was created with regard to the conversion features and warrants associated with this note; $241,250 was charged to discount on notes payable, and the balance of $426,220 was charged to interest expense during the three months ended February 28, 2018. On March 26, 2018, the Company and the Note Purchaser agreed to eliminate the reset feature of this note. During the year ended August 31, 2018, the Company accrued interest in the amount of $13,681 on this note; as of August 31, 2018, principal in the amount of $250,000 was outstanding under the February 2018 Convertible Note. During the three months ended November 30, 2018, the Company accrued interest in the amount of $3,611 on this note. In October 2018, the February 2018 Convertible Note, accrued interest and warrants were converted to a new series of the Company’s preferred stock; see note 10.

During the Transition Period ended December 31, 2018, the Company charged to interest expense the amounts of $16,298 in connection with the amortization of the discount on these notes. During the years ended August 31, 2018 and 2017, the Company charged to interest expense the amounts of $51,388 and $0, respectively, in connection with the amortization of the discount on these notes.

$-	$250,000	$-

March 2018 Convertible Note

On March 9, 2018, the Company issued a 3.5% OID senior secured convertible promissory note with a face amount of $777,202 (the “March 2018 Convertible Note”). The March 2018 Convertible Note bears interest at a rate of 10% per annum and matures in nine months. The Company received cash proceeds of $750,000 net of the 3.5% original issue discount of $27,202. At the Note Purchaser’s option, the principal and accrued interest under the note are convertible into common stock at a rate of $13.00 per share. The March 2018 Convertible Note is secured by all assets of the Company. The Company at any time may prepay in whole or in part the outstanding principal and accrued interest at 120% during the first 90 days and 130% for the period from the 91st day through maturity. In addition, the Company granted the Note Purchaser 59,785 warrants to purchase 59,785 shares of the Company’s common stock with an exercise price of $0.26. The warrants have a five-year term. A derivative liability in the amount of $771,460 was created with regard to the conversion features and warrants associated with this note, which was charged to discount on notes payable. On May 9, 2018, the Note Purchaser transferred their ownership in $497,458 of principal and $18,042 of accrued interest in the March 2018 Convertible Note to a third party. The Company revalued the derivative liability associated with the conversion feature of the March 2018 note at the time of this restructure, and recorded a gain on revaluation in the amount of $40,072. During the year ended August 31, 2018, the Company accrued interest in the amount of $37,780 on the March 2018 Convertible. As of August 31, 2018, principal in the amount of $777,202 was outstanding under the March 2018 Convertible Note. During the three months ended November 30, 2018, the Company accrued interest in the amount of $11,226 on this note. In October 2018, the March 2018 convertible note, accrued interest and warrants were converted to a new series of the Company’s preferred stock; see note 10.

During the Transition Period ended December 31, 2018, the Company charged to interest expense the amounts of $102,410, in connection with the amortization of the discount on these notes. During the years ended August 31, 2018 and 2017, the Company charged to interest expense the amounts of $192,978 and $0, respectively, in connection with the amortization of the discount on these notes.

$-	$777,202	$-

	December 31, 2018	August 31, 2018	August 31, 2017
Total	$-	$1,027,202	$553,977
Less: Unamortized discount	-	(752,988)	(153,234)
Total, net of discount	$-	$274,214	$400,743

Current portion	$-	$1,027,202	$553,977
Long term	-	-	-
Total	$-	$1,027,202	$553,977

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

Note 10 – Stockholders’ Deficit

Preferred stock

The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock as of December 31, 2018, August 31, 2018, and August 31, 2017.  The Company has 1,000 shares of Series A preferred stock issued and outstanding as of December 31, 2018, August 31, 2018, and August 31, 2017.

Series B Convertible Preferred Stock

On May 30, 2018, the Company authorized 805,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock has a stated value of $0.99 per share; is convertible to common stock at a price of $0.78 per share, based upon stated value; and accrues dividends at the rate of 10% per annum on the stated value. The Series B Convertible Preferred Stock has voting rights equal to those of the underlying common stock. Under certain default condition, the Series B Convertible Preferred Stock is subject to mandatory redemption at 125%, and the conversion price resets to 75% of the market price of the Company’s common stock.

On May 30, 2018, the Company issued 803,969.73 shares of Series B Convertible Preferred Stock for the conversion of debt. The Company began to accrue dividends on the Series B Convertible Preferred Stock on June 1, 2018. From June 1, 2018 through August 31, 2018, the Company accrued dividends in the amount of $20,280 on the Series B Convertible Preferred Stock; from September 1, 2018 through October 22, 2018, the Company accrued dividends in the amount of $11,339 on the Series B Convertible Preferred Stock. On October 22, 2018, all 803,969.73 outstanding shares of the Series B Convertible Preferred Stock and accrued dividends in the amount of $31,619 were exchanged for shares of the Company’s Series E Convertible Preferred Stock. At December 31, 2018, August 31, 2018, and August 31, 2017, there were 0, 803,969.73 and 0 shares of the Series B Convertible Preferred Stock outstanding, respectively.

Series E Convertible Preferred Stock

On October 22, 2018, the Company authorized 2,900,000 shares of its Series E Convertible Preferred Stock. The Series E Convertible Preferred Stock has a stated value of $0.99 per share; is convertible to common stock at a price of $0.78 per share, based upon stated value; and accrues dividends at the rate of 10% per annum on the stated value. The Series E Convertible Preferred Stock has voting rights equal to those of the underlying common stock. Under certain default condition, the Series E Convertible Preferred Stock is subject to mandatory redemption at 125%, and the conversion price resets to 75% of the market price of the Company’s common stock.

On October 22, 2018, the Company entered into an Exchange Agreement whereby the following were exchanged for 2,846,355.54 shares of Series E Convertible Preferred Stock: (i) Convertible debt and accrued interest in the amounts of $1,027,202 and $66,299, respectively; (ii) 803,969.73 shares of Series B Convertible Preferred Stock; (iii) accrued dividends in the amount $31,619 on the Series B Convertible Preferred Stock; and (iv) outstanding warrants to purchase 463,631 shares of the Company’s common stock. A derivative liability in the amount of $2,003,390 related to the convertible debt and was also settled pursuant to the Exchange Agreement. The Company valued the 2,846,355.14 shares of Series E Convertible Preferred Stock at $2,022,766, and recorded a gain in the amount of $472,267 on the Exchange Agreement during the Transition Period ended December 31, 2018. The Company accrued dividends in the amount of $53,501 on the Series E Preferred Stock during the Transition Period ended December 31, 2018. At December 31, 2018, August 31, 2018, and August 31,2017, there were 2,846,355.54, 0 and 0 shares of the Series E Convertible Preferred Stock outstanding, respectively.

Common stock

The Company was authorized to issue 580,000,000 shares of $0.001 par value common stock as of December 31, 2018, August 31, 2018, and August 31, 2017.  On April 22, 2019, the Company filed a certificate of amendment of certificate of incorporation with the State of Delaware which reduced the number of authorized shares of common stock to 88,000,000. The Company has 3,415,859, 3,064,763 and 3,008,730 shares of common stock issued and outstanding as of December 31, 2018, August 31, 2018 and August 31, 2017, respectively.

On March 14, 2019, the Company filed a certificate of amendment of Certificate of Incorporation with the Delaware Secretary of State to effect a one-for-26 reverse split of common stock effective March 15, 2019. All of the common stock amounts and per share amounts in these financial statements and footnotes have been retroactively adjusted to reflect the effect of this reverse split.

Transition Period Ended December 31, 2018:

On November 28, 2018, the Company repurchased 1,048,904 shares of the Company’s common stock from two shareholders in a series of private transactions. The Shares were repurchased by the Company for the par value of the Shares or a total of $27,271.

On December 12, 2018, the Company closed a private placement offering (the “December Offering”) of 1,425,641 units (the “Units”), each unit consisting of (i) one share of the Company’s common stock, par value $0.001 per share and (ii) a warrant to purchase one half of a share of Common Stock. The Units were offered at a fixed price of $1.95 per Unit for gross proceeds of $2,779,840. Costs associated with the December Offering were $122,741, and net proceeds were $2,657,099. $2,607,099 of the net proceeds were received by the Company during the period ended December 31, 2018 for the sale of 1,400,000 common shares, and $50,000 of the net proceeds were received on January 8, 2019 for the sale of 25,641 common shares. The Warrants are exercisable over a two-year period at the initial exercise price of $3.90 per share. The Company entered into a Securities Purchase Agreement, dated as of the Closing Date (the “SPA”) with each investor in the December Offering.

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

Year Ended August 31, 2018:

On September 28, 2017, the Company issued 8,013 shares of common stock, for the conversion of $16,347 of principal and $8,653 of accrued interest of convertible notes payable.

On November 15, 2017, the Company issued 9,615 shares of common stock, for the conversion of $17,518 of principal and $12,482 of accrued interest of convertible notes payable.

On January 29, 2018, the Company issued 38,405 shares of common stock, for the conversion of $28,148 of principal and $1,808 of accrued interest of convertible notes payable.

Year ended August 31, 2017

On January 4, 2017, the Company issued 1,346 shares of common stock, valued at $68,950 as commitment shares to convertible note holders.  These shares were issued at fair value based on the market price at issuance of $46.80 per share.

On May 2, 2017, the Company issued 8,013 shares of common stock, for the conversion of $15,000 of principal and $10,000 of accrued interest of convertible notes payable.

On June 2, 2017, the Company issued 8,013 shares of common stock, for the conversion of $25,000 of principal of convertible notes payable.

Warrants

The following table summarizes the significant terms of warrants outstanding at December 31, 2018:

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants
$3.90	700,000	1.96	$3.90	700,000	$3.90

Total	700,000	1.96	$3.90	700,000	$3.90

Transactions involving warrants are summarized as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Warrants outstanding at August 31, 2016	-	$-
Issued	-	-
Exercised	-	-
Cancelled / Expired	-	-
Warrants outstanding at August 31, 2017	-	-
Issued	1,040,554	$0.26
Exercised	-
Cancelled / Expired	(576,923)	0.26
Warrants outstanding at August 31, 2018	463,631	$0.26
Issued	700,000	3.90
Exercised
Cancelled / Expired	(463,631)	0.26

Warrants outstanding at December 31, 2018	700,000	$3.90

During the year ended August 31, 2018, the Company issued an aggregate of 79,016 five-year warrants at an exercise price of $0.26 in connection with convertible debt. The Company also issued 961,538 five-year warrants at an exercise price of $0.26 in connection with discontinued operations; of these, 576,923 were cancelled pursuant to the restructuring of discontinued operations; see note 3.

On October 22, 2018, the Company exchanged 463,631 warrants along with certain additional securities for shares of Series E Convertible Preferred Stock.

On December 12, 2018, the Company closed the December Offering which included the issuance of 700,000 warrants (the “December Warrants”) with an exercise price of $3.90 per share. The holders of the December Warrants have an option to settle in cash in the event of a change of control of the Company. The Company considers the December 2018 warrants to be derivative liabilities, and calculated the fair value of the December 2018 warrants by utilizing a Lattice Model that values the warrant based upon a probability weighted discounted cash flow model.

At December 31, 2018, outstanding warrants had an intrinsic value of $5,095,996. Intrinsic value is the difference between the exercise price of the warrants and the market price of the Company’s stock, which was $11.18 at December 31, 2018.

Stock Options

On December 21, 2018, the Company issued 19,231 options to each of Michael Young, the Company’s chairman, and to David Lelong, the Company’s President, Chief Financial Officer and Secretary (an aggregate of 38,462 options). These options have a five-year term, an exercise price of $6.76 and vest quarterly over a one-year period beginning January 1, 2019. The fair value of each grant of 19,231 options was $154,983. The Company used the Black-Scholes pricing model to determine the fair value of the options.

The following table summarizes the significant terms of options outstanding at December 31, 2018:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$6.76	38,462	4.98	$6.76	0	N/A

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2018 was $170,002. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $11.18 as of December 31, 2018, and the exercise price multiplied by the number of options outstanding.

Transactions involving options are summarized as follows:

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at August 31, 2016	-	$-
Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Options outstanding at August 31, 2017	-	$-
Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Options outstanding at August 31, 2018	-	$-
Granted	38,462	6.76
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at December 31, 2018	38,462	$6.76

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

The following summarized the Company’s financial liabilities that are recorded at fair value on a recurring basis at December 31, 2018, August 31, 2018 and August 31, 2017.

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$7,379,893	$7,379,893

	August 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$2,317,412	$2,317,412

	August 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$312,878	$312,878

Note 12 – Income Taxes

Deferred income taxes result from the temporary differences primarily attributable to amortization of intangible assets and debt discount and an accumulation of net operating loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal, State and Local net operating loss carryforwards of approximately $2,970,000, the majority of which will expire in 2037.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable Federal statutory income tax rates (21% for the period ended December 31, 2018 and year ended August 31, 2018 and 34% for the year ended August 31, 2017) to the loss before taxes as a result of the following differences:

	December 31, 2018	August 31, 2018	August 31, 2017
Federal income tax (benefit) at statutory rate	$(926,700)	$(619,672)	$(592,708)
State income tax (benefit), net of Federal	(441,286)	(295,082)	(191,758)
Permanent differences – change in value of derivative liability and other	1,314,116	619,000
Effect of change in Federal statutory rate	-	230,616	-
Changes in valuation allowance	53,870	65,138	784,466

Total	$-	$-	$-

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  As of December 31, 2018, August 31, 2018 and August 31, 2017 significant components of the Company’s deferred tax assets are as follows:

	December 31, 2018	August 31, 2018	August 31, 2017
Deferred Tax Assets (Liabilities):
Net operating loss carryforwards	$920,390	$820,494	$741,267
Accrued compensation	39,680	44,800	54,000
Valuation allowance	(960,070)	(865,294)	(795,267)
Net deferred tax assets (liabilities)	$-	$-	$-

Note 13 – Subsequent Events

On January 4, 2019, the Company repurchased 935,897 shares of the Company’s common stock from David Lelong, the Company’s former Chief Executive Officer, in a private transaction. The Shares were repurchased by the Company for the par value of the pre-reverse split shares of $0.001 per share or a total of $24,333. Prior to the repurchase, the shares represented approximately 38% of the Company’s outstanding common stock.

On January 8, 2019, the Company issued 25,641 shares of common stock for cash of $50,000 pursuant to the December Offering.

On January 17, 2019, the Company adopted the 2019 Equity Incentive Plan which covers the potential issuance of 180,769 shares of common stock.

On January 18, 2019, an investor converted 49,155 shares of the Company’s Series E Convertible Preferred Stock into 62,389 shares of common stock.

On February 1, 2019, the four holders of the Series E Convertible Preferred Stock, in exchange for $10 each (a total of $40), agreed to waive the right to receive any dividends which would accrue on the Series E for a one year period beginning on October 22, 2018.

On February 2, 2019, the Company approved the Company’s entry into a six-month Employment Agreement, effective February 1, 2019, with its Chief Executive Officer Mr. David Lelong. Mr. Lelong shall accrue monthly at a rate of 18% per annum.

On February 6, 2019, an investor converted 49,523 shares of the Company’s Series E Convertible Preferred Stock into 62,856 shares of common stock.

On February 11, 2019, an investor converted 54,000 shares of the Company’s Series E Convertible Preferred Stock into 68,538 shares of common stock.

On February 12, 2019 the Company filed a Certificate of Withdrawal of Certificate of Designation for the Company’s Series B Preferred Stock.

On February 19, 2019, the Company filed a Certificate of Amendment to Articles of Incorporation permitting the Company’s Board of Directors to amend the certificate of designation for any class or series of the Company’s preferred stock without the vote of such class or series, unless such certificate of designation specifically prohibits the Board from amending such certificate of designation.

On February 20, 2019, the Company filed a Certificate of Amendment to Certificate of Designation for the Company’s Series A Preferred Stock permitting the Board to convert all outstanding shares of Series A into shares of the Company’s common stock at the Board’s discretion.

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

On April 1, 2019, the Company issued 200,000 shares of common stock in connection with a licensing agreement.

On April 22, 2019, the Company filed a certificate of amendment of certificate of incorporation with the State of Delaware which reduced the number of authorized shares of common stock to 88,000,000.

On April 25, 2019, the Company entered into Subscription Agreements with accredited investors for the sale by the Company in a private placement (the “Private Placement”) of (i) 4,946,640 shares of the Company’s common stock at a purchase price of $3.00 per share and (ii) warrants to purchase up to 4,946,640 shares of Common Stock, exercisable at any time after issuance at an exercise price equal to $4.25 per share, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for 24 months from the initial issue date. On May 6, 2019, the Company closed the Private Placement. At the closing of the Private Placement, the Company issued 5,744,991 shares of its Common Stock at a purchase price of $3.00 per share and warrants to purchase up to 5,744,991 shares of its Common Stock at an exercise price of $4.25 per share (the “Warrants”). The Warrants are exercisable for 24 months from the Closing. The aggregate gross proceeds for the Private Placement were approximately $17.2 million.

On April 29, 2019, the board of directors of the Company approved the Company’s New 2019 Incentive Award Plan (the “2019 Plan”) which became effective on such date (the “Effective Date”), subject to the approval by the Company’s stockholders. The 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock or cash-based awards or a dividend equivalent award (each an “Award”). Non-employee directors of the Company and employees and consultants of the Company or any of its subsidiaries are eligible to receive awards under the 2019 Plan. The 2019 Plan authorizes the issuance of (i) 6,000,000 shares of common stock plus (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 10% of the shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of common stock as determined by the Board.

On May 2, 2019, the board of directors approved the grant to certain executives of the Company of non-qualified stock options to purchase shares of the Company’s common stock under the 2019 Plan at a per-share exercise price equal to the fair market value of a share of the Company’s common stock on the date of grant. In accordance with an agreement with the Company, the stock options vest and become exercisable monthly over 2 years in equal installments of 1/24 each month. The stock options will be accelerated upon a Change of Control, as defined in the 2019 Plan. Any exercise of stock options may, at the election of the executives, be exercised with a “cashless exercise” by using shares from any such exercise to pay the exercise price, which shares, for such purpose, being valued at the fair market value, as determined under the 2019 Plan, on the date of exercise.

On May 2, 2019, an investor converted 60,000 shares of the Company’s Series E Convertible Preferred Stock into 76,154 shares of common stock.

The following executive officers of the Company were granted the number of stock options under the 2019 Plan, in each case as listed after their names: Damian Dalla-Longa, 1,200,000 stock options; Lori Taylor, 1,150,000 stock options; and Anthony Santarsiero, 1,000,000 stock options.

On May 6, 2019, the Company entered into a Loan Agreement (the “Loan Agreement”) by and between the Company and Franklin Synergy Bank, a Tennessee banking corporation (the “Lender”), pursuant to which, at the Company’s option and subject to the occurrence of the funding conditions described below and other customary funding conditions, the Lender is obligated to provide advances to the Company in an aggregate amount less than or equal to $6,200,000 (the “Loan”).

Under the Revolving Line of Credit Promissory Note entered into by the Company (the “Note”), all advances bear interest from the date of such advance until such amount is due and payable (whether on any payment date, at maturity, by acceleration or otherwise), at a fixed rate of interest equal to 3.70% per annum, which may be adjusted from time to time subject to certain conditions. In addition, the Company paid a fee of $10,000 upon closing. The Company is also required to pay a late charge equal to 5% of the aggregate amount of any payments of principal and/or interest that are paid more than 10 days after the due date.

The Note may be permanently prepaid at any time in whole or in part without penalty or premium in accordance with, and subject to any limitations on prepayments set forth in, the Loan Agreement. The Company is also required to make mandatory prepayments of the Loan and interest and expenses thereon, subject to specified exceptions, upon defaulting on any payments of principal or interest on the Loan, the occurrence of certain specified defaults of the covenants in the Loan Agreement, the occurrence of a material adverse change in the business, operations or conditions of the Company and specified other events.

TruPet LLC and Bona Vida, Inc. became guarantors of the Company’s obligations under the Loan Agreement after the closing of the acquisitions described below. In addition, pursuant to a Security Agreement by and between the Company and Lender dated the date of the Loan Agreement (the “Security Agreement”), the Company has granted the Lender a security interest in all assets of the Company owned or later acquired. The Loan Agreement also contains certain events of default, representations, warranties and covenants of the Company and its subsidiaries. For example, the Loan Agreement contains representations and covenants that, subject to exceptions, restrict the Company’s ability to do the following, among other things: incur additional indebtedness, engage in certain asset sales or undergo a change in ownership.

On May 6, 2019, the Company completed the acquisition of (i) Bona Vida, Inc. in accordance with the terms of the Agreement and Plan of Merger, dated as of February 28, 2019, by and among the Company, BCC Merger Sub, Inc. (“Merger Sub”), and Bona Vida, Inc. , as amended by Amendment No. 1 thereto made and entered into as of May 3, 2019, pursuant to which Merger Sub merged with and into Bona Vida, with Bona Vida surviving as a wholly owned subsidiary of the Company and (ii) TruPet LLC in accordance with the terms of the Securities Exchange Agreement, dated as of February 2, 2019, by and between the Company and TruPet LLC, as amended by Amendment No. 1 thereto made and entered into as of May 6, 2019, pursuant to which the Company agreed to acquire 93.3% of the outstanding TruPet membership interests with TruPet remaining as a wholly-owned subsidiary of the Company (the “Acquisitions”). Following the completion of the Acquisitions, the business conducted by the Company became primarily the businesses conducted by TruPet and Bona Vida, which is as an online seller of pet foods, pet nutritional products and related pet supplies and as an emerging hemp-based CBD platform focused on developing a portfolio of brand and product verticals within the animal health and wellness space, respectively.

Under the terms of the Bona Vida Merger Agreement, the Company issued 18,003,273 shares of its common stock, par value $0.001 per share (“Common Stock”), to Bona Vida’s stockholders for all shares of Bona Vida’s common stock outstanding immediately prior to the Bona Vida Acquisition. The Company also offered to purchase each warrant held by Bona Vida warrant holders for CAD $0.75 per share, with any outstanding warrants at closing being cancelled. Under the terms of the TruPet Merger Agreement, the Company issued 14,079,606 shares of its Common Stock to TruPet’s members for 93.3% of the issued and outstanding membership interests of TruPet outstanding immediately prior to the TruPet Acquisition.

Following the completion of the Acquisitions, the business conducted by the Company became primarily the businesses conducted by TruPet and Bona Vida, which is as an online seller of pet foods, pet nutritional products and related pet supplies and as an emerging hemp-based CBD platform focused on developing a portfolio of brand and product verticals within the animal health and wellness space, respectively.

On May 6, 2019, the Company entered into executive employment agreements with each of Damian Dalla-Longa, Co-Chief Executive Officer, Lori Taylor, Co-Chief Executive Officer, and Anthony Santarsiero, President and Director of Operations, each of which is effective as of May 6, 2019.

On May 10, 2019, an investor converted 689,394 shares of the Company’s Series E Convertible Preferred Stock into 682,500 shares of common stock.

On May 13, 2019, the Company issued 100,000 shares of common stock to Damian Dalla-Longa, Co-Chief Executive Officer, pursuant to a change-of-control provision in the employment agreement between Mr. Dalla-Longa and Bona Vida.

On May 17, 2019, the Company filed an Amended and Restated Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock of Better Choice Company Inc. with the Delaware Secretary of State to increase the limit on beneficial ownership of certain holders of Series E Convertible Preferred Stock.

On May 21, 2019, the Board of Directors of the Company approved a change to the Company’s fiscal year end from August 31 to December 31 of each year. The fiscal year change for the Company is effective beginning with the Company’s 2019 fiscal year, which now began January 1, 2019 and ends December 31, 2019.

On May 22, 2019, an investor converted 236,364 shares of the Company’s Series E Convertible Preferred Stock into 300,000 shares of common stock.

On May 28, 2019, David Lelong resigned as Chief Financial Officer, President, Secretary and Treasurer of the Company, effective immediately.

On May 28, 2019, Anthony Santarsiero, 35, has been appointed as President and Director of Operations of the Company.

On June 10, 2019, the Company entered into a First Amendment to Registration Rights Agreement (the “Registration Rights Agreement Amendment”) with the stockholders signatory thereto, which amends the Registration Rights Agreement, dated as of May 6, 2019, by and among the Company and the stockholders named therein (the “Private Placement Investors”), entered into in connection with the previously announced private placement of shares of the Company’s commons stock and warrants to purchase common stock (the “Original Registration Rights Agreement”). Pursuant to the terms of the Original Registration Rights Agreement, the Company, among other things, granted certain registration rights to the Private Placement Investors. The Registration Rights Agreement Amendment extends the deadline by which the Company must file with the Securities and Exchange Commission (“SEC”) a Registration Statement covering the resale of the shares of the Company’s common stock purchased in the private placement, including the shares issuable upon exercise of the warrants to purchase common stock, by 42 days from July 5, 2019 to August 16, 2019, and extends the applicable deadline for seeking to have such Registration Statement declared effective by the SEC by the same amount.

On June 29, 2019, the Company appointed Andreas Schulmeyer as Chief Financial Officer to serve as the Company’s principal financial officer and principal accounting officer, effective June 29, 2019, and to commence full-time employment on July 29, 2019.

On July 12, 2019, the Company filed a Form 8-K disclosing the following: that as a result of the issuance of shares of our common stock pursuant to the Bona Vida Merger Agreement and TruPet Merger Agreement, a change in control from the legacy stockholders of the Company occurred on May 6, 2019; that the Bona Vida Merger and TruPet Merger are being accounted for as a reverse acquisition and recapitalization of the Company for financial accounting purposes, whereby TruPet is deemed to be the acquirer for accounting purposes, and the Company’s historical financial statements before the Acquisitions will be replaced with the historical financial statements of TruPet before the Acquisitions in future filings with the SEC; that the Company intends to appoint a new auditor for the combined entity; and that the Company also intends to file the historical financial statements of Bona Vida and TruPet, along with a pro forma presentation illustrating the effects of the Acquisitions, to comply with Rule 8-04 and Rule 8-05 of Regulation S-X and Item 9.01 of Form 8-K.

On July 23, 2019, the Company filed a Form 8-K/A which included the audited financial statements of TruPet LLC as of and for the years ended December 31, 2018 and December 31, 2017 and the notes related thereto and the related independent auditor’s report of MNP LLC; the unaudited interim financial statements of TruPet LLC as of and for the three months ended March 31, 2019 and March 31, 2018 and the notes related thereto; the audited financial statements of Bona Vida, Inc. from the date of incorporation, March 29, 2018, to December 31, 2018 and the notes related thereto and the related independent auditor’s report of MNP LLC; the unaudited interim financial statements of Bona Vida, Inc. as of and for the three months ended March 31, 2019 and the notes related thereto; the audited financial statements of TruPet LLC; and the unaudited pro forma combined financial statements of Better Choice Company Inc. as of and for the three months ended March 31, 2019 and for the twelve months ended December 31, 2018 and the related notes thereto.

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

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 17, 2018, the Board approved the dismissal of M&K CPAS, PLLC (the “Former Auditor”) as the Company’s independent registered public accountant.

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

Apart from the information provided in the March 8-K there were no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K of the Exchange Act), during the Company's two most recent fiscal years and through the date of the Former Auditor’s dismissal.

The Company had provided the Former Auditor with a copy of the March 8-K and requested that the Former Auditor provide the Company with a letter addressed to the Securities and Exchange Commission stating whether or not the Former Auditor agrees with the above disclosures. A copy of the Former Auditor’s letter, dated July 23, 2018, is attached as Exhibit 16.1 to the March 8-K.

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

Prior to contacting RBSM, the Company solicited another independent registered public accounting firm (the “Third Party Firm”) to perform independent audit services for the Company who was not willing to perform independent audit services. The Third Party Firm did not provide the Company with a reason for declining the engagement.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our co-chief executive officers (our co-principal executive officers) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this transition report on Form 10-KT. Based upon that evaluation, our co-principal executive officers and principal financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Annual Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management, with the participation of our co-chief executive officers (our co-principal executive officers) and our chief financial officer (our principal financial officer), evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.

As of December 31, 2018, we did not maintain effective controls over the control environment.  Specifically, we have not developed and effectively communicated to our employees and consultants our accounting policies and procedures.  This has resulted in inconsistent practices. Further, the Board did not have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.  The primary weakness was the small size of the Company’s accounting staff, which resulted in a lack of segregation of duties and insufficient review procedures. The Company is addressing this weakness by adding additional accounting staff.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

Because we had only one employee at December 31, 2018, we were unable to implement significant remediation measures to improve our internal controls.

There were no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

On April 22, 2019, we filed a certificate of amendment of certificate of incorporation with the State of Delaware which reduced the number of authorized shares of common stock from 580,000,000 to 88,000,000 and authorized shares of preferred stock from 20,000,000 to 4,000,000.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of July 1, 2019, the names and positions of our executive officers and directors serving as of such date. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Position	Director Since
Damian Dalla-Longa	35	Co-Chief Executive Officer, Director	2019
Lori Taylor	50	Co-Chief Executive Officer, Director	2019
Anthony Santarsiero	35	President and Chief Operating Officer	n/a
Andreas Schulmeyer	55	Chief Financial Officer	n/a
Michael Young	40	Director	2019
Michael Galego	40	Chairman of the Board	2019
Jeff D. Davis	58	Director	2019

Damian M. Dalla-Longa. Mr. Dalla-Longa has served as our Co-Chief Executive Officer since March 4, 2019. Prior to the Company’s acquisition of Bona Vida, Inc., Mr. Dalla-Longa served as its Chief Executive Officer since October 2018. Mr. Dalla-Longa is a Partner at Albaron Partners, a private equity fund focused on acquiring and operating medical practices and other healthcare businesses, where he has served since August 2017. Prior to August 2017, Mr. Dalla-Longa served as a Sector Head at Magnetar Capital, a privately owned hedge fund sponsor, and an Investment Analyst at King Street Capital Management, a global investment management company. Mr. Dalla-Longa holds a Bachelor of Science in Economics from the University of Pennsylvania and a Master of Business Administration from the Wharton School at the University of Pennsylvania. We believe Mr. Dalla-Longa’s qualifications to serve as a director of our Company include his experience investing in, and operating, commodity-related and consumer-facing business and his institutional knowledge of the animal health and wellness space within the hemp-derived CBD industry.

Lori R. Taylor. Ms. Taylor has served as our Co-Chief Executive Officer since March 4, 2019. Ms. Taylor founded TruPet, LLC, a direct to consumer dog food and supplement company, where she served as its Chief Executive Officer from August 2013 to April 2019. Ms. Taylor also founded RevMedia Marketing LLC, a full-service marketing consultation and product innovation firm, and has served as its Chief Executive Officer since April 2009. Ms. Taylor holds a bachelor’s degree in Marketing, Business Logistics and Journalism from the University of Missouri. We believe Ms. Taylor’s qualifications to serve as a director of our Company include her experience in the consumer and retail industries, her experience in brand management, product development and marketing and her expertise in corporate strategy and development.

Anthony Santarsiero. Mr. Santarsiero has served as our President and Chief Operating Officer since May 6, 2019. Mr. Santarsiero is President of TruPet, LLC, where he has been responsible for overseeing the company’s financials and day-to-day operations since January 2014. Prior to his time at TruPet, LLC, Mr. Santarsiero founded RV Genie and RV Clear Price, online platforms designed to assist private parties, dealerships, manufacturers and suppliers navigate the RV industry and interact directly with consumers, where he served as President since January 2013. Mr. Santarsiero has also served as Sales and Marketing Manager at GSI Inc. from May 2013 to March 2014, International Sales Manager and Director of E-Commerce Platform at BriteLyt Inc. from May 2013 to March 2014, Sales Manager and Business Manager at Dimmitt Automotive Group from June 2012 to August 2013 and was founder and Chief Executive Officer of Terra Paws from January 2010 and May 2012. We believe Mr. Santarsiero’s qualifications to serve as President and Chief Operating Officer of our Company include his extensive experience in the animal health and wellness space and customer and retail industries.

Andreas Schulmeyer.  Mr. Schulmeyer was appointed as our Chief Financial Officer on June 29, 2019 and commence full-time employment on July 29, 2019.  Since July 2014, Mr. Schulmeyer is Founder and Principal of Faultline Solutions LLC, advising clients on cross border and grocery e-commerce matters for small and medium retailers.  From December 2015 until February 2018, Mr. Schulmeyer served as Head of e-Commerce International for L Brands, Inc., the parent company of Victoria’s Secret, Bath & Body Works, Henri Bendel and La Senza where he was responsible for establishing and managing local e-Commerce sites outside of North America.  From July 2011 until July 2014, Mr. Schulmeyer served as Chief Financial Officer for Wal-Mart Stores Inc.’s Global e-Commerce business and, from August 2008 to December 2010, as Chief Financial Officer for Walmart Asia.  Mr. Schulmeyer joined Walmart from PepsiCo, where he spent 12 years in the finance function. Mr. Schulmeyer holds a Bachelor of Science in Aerospace Engineering from the University of Illinois, a Master of Science in Aeronautics and Astronautics as well as Management Studies from the Massachusetts Institute of Technology.

Michael Young. Mr. Young served as our Chairman from December 13, 2019 to March 15, 2019. Mr. Young is a founding partner of Cottingham Capital, an investment company focused on real estate and technology investment, where he has served as Managing Partner since its inception in January 2017. Prior to January 2017, Mr. Young served as the Managing Director and Co-Head of Trading of GMP Securities, L.P., a Canadian investment bank. Mr. Young currently serves on the boards of Aerues Inc., an anti-microbial copper coating technology company, and XIB I Capital Corp., a capital pool company, and was previously on the boards of Nuuvera Corp. and ICC Labs. Mr. Young holds a finance diploma from George Brown College. We believe Mr. Young’s qualifications to serve as a director of our Company include his extensive senior level executive management and trading experience in the Canadian and U.S. capital markets and his experience on other public company boards of directors.

Michael Galego. Mr. Galego has served as the Chairman of the Board of Directors since March 15, 2019. Mr. Galego is Chief Executive Officer at Northern Dynamics Inc., a company controlled by the Stronach Group, where he has served since February 2017. He previously served as Deputy General Counsel and Secretary of Pacific Exploration and Production Corp., formerly Pacific Rubiales Energy Corp. and General Counsel and Secretary of CGX Energy Inc. Recently, Mr. Galego was a member of the Board of Directors of Woulfe Mining Corp. Mr. Galego began his legal career as an associate in the business law department of Osler, Hoskin & Harcourt LLP. Mr. Galego holds a Bachelor of Arts (Honours) in political science and economics from York University and a Bachelor of Law (LL.B) from the University of Windsor. We believe Mr. Galego’s qualifications to serve as a director of our Company include his legal experience in the M&A and corporate finance field, his demonstrated business acumen and his experience on other public company boards of directors.

Jeff D. Davis. Mr. Davis has served as a director of the Company since March 15, 2019. Mr. Davis founded Molio Inc., a venture-backed, creative and media analytics agency, where he has served as Chief Executive Officer since February 2015. Prior to founding Molio Inc., Mr. Davis served as director and Chief Executive Officer of Orabrush Inc., an e-commerce business focused on oral care products. Mr. Davis has also served in a variety of positions at Procter & Gamble, where he spent time in numerous product sectors including consumer-packaged goods, pharmaceuticals and beauty. Mr. Davis holds a Bachelor of Science in Marketing and a Bachelor of Arts in German from the University of Utah.

Limitation of Liability and Indemnification Matters

Our certificate of incorporation limits the liability of our directors for monetary damages for breach of their fiduciary duty as directors, except to the extent such exemption or limitation thereof is not permitted under the Delaware General Corporate Law and applicable law. Delaware law provides that such a provision may not limit the liability of directors:

●	for any breach of their duty of loyalty to us or our stockholders;
●	for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
●	for unlawful payment of dividend or unlawful stock repurchase or redemption, as provided under Section 174 of the DGCL; or
●	for any transaction from which the director derived an improper personal benefit.

Any amendment, repeal or modification of these provisions will be prospective only and would not affect any limitation on liability of a director for acts or omissions that occurred prior to any such amendment, repeal or modification. Our certificate of incorporation also requires us to pay any expenses incurred by any director or officer in defending against any such action, suit or proceeding in advance of the final disposition of such matter to the fullest extent permitted by law, subject to the receipt of an undertaking by or on behalf of such person to repay all amounts so advanced if it shall ultimately be determined that such person is not entitled to be indemnified as authorized by our amended and restated bylaws or otherwise. We have entered or will enter into indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liability that may arise by reason of their service to us and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. We believe that the limitation of liability provision in our certificate of incorporation and the indemnification agreements facilitate our ability to continue to attract and retain qualified individuals to serve as directors and officers.

CORPORATE GOVERNANCE

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

Committees

We have an audit committee, a compensation committee and a nominating and governance committee. The members of our audit committee are Messrs. Galego, Young and Davis, and Mr. Galego serves as chairperson of this committee. Our Board has determined that each of Messrs. Galego, Young and Davis is independent under the applicable independence standards of Rule 10A-3 under the Exchange Act applicable to audit committee members. In addition, our Board has determined that Mr. Galego qualifies as an “audit committee financial expert” as defined by the applicable SEC. The members of our compensation committee are Messrs. Galego, Young and Davis, and Mr. Young serves as chairperson of this committee. The members of our nominating and corporate governance committee are Messrs. Galego, Young and Davis, and Mr. Davis serves as chairperson of this committee.

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

ITEM 11.           EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officer for services rendered in all capacities to the Company during the Transition Period ended December 31, 2018 and the fiscal year ended August 31, 2018.

Summary Compensation Table

Name and					All
Principal			Stock	Option	Other	Total
Position	Period	Salary	Awards	Awards (3)	Compensation	Compensation

David Lelong,	(1)	$32,000	$-0-	$154,983	$-0-	$186,983
President, CEO and CFO	(2)	$96,000	$-0-	$-0-	$-0-	$96,000

(1)	Transition period ended December 31, 2018.
(2)	Fiscal year ended August 31, 2018.
(3)

The value in this column reflect the aggregate grant date fair value of the stock option award computed in accordance with ASC Topic 718. Information regarding the valuation assumptions used in the calculations is included in Note 10 of the Company's financial statements for the Transition Period ended December 31, 2018 contained in this report.

Employment Agreements

Effective February 1, 2018, the Board approved an annual salary of $96,000 for Mr. Lelong. On February 2, 2019, the Company and Mr. Lelong entered into a six month employment agreement (the “2019 Employment Agreement”). Under the terms of the 2019 Employment Agreement, Mr. Lelong receives a salary of $8,000 per month for his services. Additionally, beginning on the effective date of the 2019 Employment Agreement and every 30 days thereafter, the Company will pay Mr. Lelong the lesser of (i) $19,333, or (ii) the remaining balance of accrued salary owed to Mr. Lelong. Interest on any accrued salary amount remaining owed to Mr. Lelong shall accrue monthly at a rate of 18% per annum. As of December 31, 2018, we owed Mr. Lelong $124,000 in accrued salary. Additionally, on December 31, 2018, Mr. Lelong received an equity award in the form of 19,231 stock options that vest in quarterly installments over a one-year period beginning on January 1, 2019, subject to Mr. Lelong's continuous service with the Company through the vesting date(s). Mr. Lelong resigned from his position as CEO on March 14, 2019 and President and CFO on May 28, 2019. Mr. Lelong continues to provide services to the Company as an employee.

The 2019 Employment Agreement provides for severance benefits for certain terminations that arise prior to and following a change of control of the Company as such term is defined in the 2019 Employment Agreement). Upon a termination without cause, resignation for good reason, (as such terms are defined in the 2019 Employment Agreement), subject to his execution and non-revocation of a general release of claims, Mr. Lelong is entitled to (i) a payment equal to 12 months of his base salary (or 18 months if the termination occurs following a change of control) (ii) acceleration of the vesting of all outstanding equity awards granted pursuant to the Company’s equity incentive plan, and (iii) continued benefits, including health insurance for Mr. Lelong and his spouse for a period of six months (or 18 months if the termination occurs following a change of control) following the termination date. Additionally, in the event of a change of control, Mr. Lelong will be entitled to receive 100% of his target bonus, if any, for such fiscal year.

For purposes of the 2019 Employment Agreement:

●

“cause” means (i) executive is convicted of, or pleads guilty or nolo contendere to, a felony related to our business; (ii) executive, in carrying out his duties hereunder, has acted with gross negligence or intentional misconduct resulting, in any case, in material harm to us; (iii) executive misappropriates Company funds or otherwise defrauds us including a material amount of money or property; (iv) executive breaches his fiduciary duty to the Company resulting in material profit to him, directly or indirectly; (v)  executive materially breaches any agreement with the Company and fails to cure such breach within 10 days of receipt of notice, unless the act is incapable of being cured; (vi) executive breaches any non-compete or confidential information provision of the 2019 Employment Agreement; (vii) executive becomes subject to a preliminary or permanent injunction issued by a United States District Court enjoining executive from violating any securities law administered or regulated by the SEC; (viii) executive becomes subject to a cease and desist order or other order issued by the SEC after an opportunity for a hearing; (ix) executive refuses to carry out a resolution adopted by the Board at a meeting in which executive was offered a reasonable opportunity to argue that the resolution should not be adopted; or (x) executive abuses alcohol or drugs in a manner that interferes with the successful performance of his duties;

●	“change of control” has the same meaning given to such term in Treasury Regulation Section 1.409A-3(i)(5); and

●

 “good reason” means any one or more of the following: (i) a material diminution in executive’s authority, duties or responsibilities due to no fault of executive other than temporarily while executive is physically or mentally incapacitated or as required by applicable law; (ii) we require executive to change his principal business office to a location other than the New York, New York metropolitan area, or (iv) any other action or inaction that constitutes a material breach by us under the 2019 Employment Agreement.

Outstanding Equity Awards as of December 31, 2018

The following table sets forth outstanding equity awards held by our named executive officer at December 31, 2018:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

David Lelong	-	19,231	(a)	-	$6.76	12/21/23	-	-	-	-

(a) Options vest in four quarterly installments over a one-year period beginning on January 1, 2019.

Director Compensation

During the transition period, Michael Young was our only non-employee director. For his services as a director and Chairman of the Board, Mr. Young will receive $25,000 as an annual retainer fee effective January 1, 2019. On December 31, 2018, Mr. Young received an equity award in the form of 19,231 stock options pursuant to his continued service as a director that vest in quarterly installments over a one-year period beginning on January 1, 2019.

The following table provided compensation information for the transition period ended December 31, 2018 for our non-employee director:

Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-equity Incentive Plan Compensation	All Other Compensation	Total Compensation

Michael Young	$-	$-	$154,983	$-	$-	$154,983

(1)

The value in this column reflect the aggregate grant date fair value of the stock option award computed in accordance with ASC Topic 718. Information regarding the valuation assumptions used in the calculations is included in Note 10 of the Company's financial statements for the transition period ended December 31, 2018 contained in this report.

Compensation Committee Interlocks and Insider Participation

The Company did not have a compensation committee during the transition period.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the common and preferred stock as of July 23, 2019, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group.

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

Name and Address of Beneficial Holder	Shares of Common Stock	Percentage of Common Stock (2)
5% or Greater Stockholders
John M. Word III (1)	4,467,589	10.5%
Directors and Officers
Michael Young (Director) (2)	981,249	2.3%
Damian Dalla-Longa (Officer, Director) (3)	1,959,891	4.6%
Lori Taylor (Officer, Director) (4)	5,468,428	12.9%
Anthony Santarsiero (Officer) (5)	1,063,495	2.5%
Michael Galego (Director) (6)	150,084	0.4%
Jeff Davis (Director) (7)	83,333	0.2%
All executive officers and directors as a group (6 persons).	9,706,480	22.9%

The number of shares outstanding used to calculate the percentage of common stock ownership was 42,220,235 at July 23, 2019.

(1)	Consists of 4,134,256 shares of common stock and warrants to purchase 333,333 shares of common stock. Mr. Word’s address is 4025 Tampa Rd, Suite 1117, Oldsmar, FL 34677.
(2)

Consists of 888,300 shares of common stock and options to purchase 92,949 shares of common stock. Mr. Young’s address is 4025 Tampa Rd, Suite 1117, Oldsmar, FL 34677. In December 2018, Mr. Young acquired 461,538 shares of the Company’s common stock pursuant to a securities purchase agreement with David Lelong for a total purchase price of $120,000.

(3)	Consists of 1,759,891 shares of common stock and options to purchase 200,000 shares of common stock. Mr. Dalla-Longa’s address is 4025 Tampa Rd, Suite 1117, Oldsmar, FL 34677.
(4)

Consists of 5,276,762 shares of common stock and options to purchase 191,666 shares of common stock held by Blue Sky Holdings Trust, which is beneficially owned by Ms. Taylor. Ms. Taylor’s address is 4025 Tampa Rd, Suite 1117, Oldsmar, FL 34677.

(5)	Consists of 896,829 shares of common stock and options to purchase 166,666 shares of common stock. Mr. Santarsiero’s address is 4025 Tampa Rd, Suite 1117, Oldsmar, FL 34677.
(6)	Consists of 67,751 shares of common stock and options to purchase 83,333 shares of common stock. Mr. Galego’s address is 4025 Tampa Rd, Suite 1117, Oldsmar, FL 34677.
(7)	Consists of options to purchase 83,333 shares of common stock. Mr. Davis’s address is 4025 Tampa Rd, Suite 1117, Oldsmar, FL 34677.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

All of our directors, other than Damian Dalla-Longa and Lori Taylor, qualify as "independent" in accordance with the listing requirements of The Nasdaq Global Market ("Nasdaq"). Mr. Dalla-Longa and Ms. Taylor do not qualify as independent because they are the Co-Chief Executive Officers of our Company. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the directors and us with regard to each director's business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

Loans from Former CEO

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

Security Issuances

TruPet Acquisition

In connection with the TruPet Acquisition, on May 6, 2019, we issued an aggregate of 14,079,606 shares of common stock to new investors and certain of our directors and executive officers in exchange for all remaining outstanding membership interests of TruPet.

Bona Vida Acquisition

In connection with the Bona Vida Acquisition, on May 6, 2019, we issued an aggregate of 18,003,274 shares of common stock to new investors and certain of our directors and executive officers in exchange for all outstanding shares of common stock of Bona Vida.

Private Placement

On May 6, 2019, we issued an aggregate of 5,728,325 shares of common stock and 5,728,325 warrants to purchase our common stock at an exercise price of $4.25 per share at an offering price of $3.00 per share to new investors and certain of our directors.

The following table sets forth the aggregate number of securities acquired by the listed holders of more than 5% of any class of our voting shares or their affiliated entities and certain of our executive officers and directors.

Participants (1)	TruPet Acquisition	Bona Vida Acquisition	Private Placement
	Common Stock	Common Stock	Common Stock	Warrants
5% or Greater Shareholders			-
John M. Word III	3,668,570	-	333,333	333,333
Officers and Directors
Damian M. Dalla-Longa	-	1,659,891	-	-
Lori R. Taylor	5,093,020	-	-	-
Anthony Santarsiero	285,430	-	-	-
Michael Galego	-	67,751	-	-
Michael Young	-	359,078	-	-
Jeff D. Davis	-	-	-	-

(1)

Additional details regarding these shareholders and their equity holdings are provided in the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Registration Rights Agreements

TruPet Acquisition

In connection with the TruPet Acquisition, we entered into a registration rights agreement for the benefit of the recipients of common stock issued as the Acquisition consideration.

Bona Vida Acquisition

In connection with the TruPet Acquisition, we entered into a registration rights agreement for the benefit of the recipients of common stock issued as the Acquisition consideration.

Private Placement

In connection with the Private Placement, we entered into a registration rights agreement for the benefit of the investors in the Private Placement.

December 2018 Private Placement

In connection with the December 2018 Private Placement, we entered into a registration rights agreement for the benefit of the investors in the December Private Placement.

Director Compensation

Our independent directors receive compensation for their service as members of our board of directors.

Employment Agreements

We have entered into employment agreements with our Co-Chief Executive Officers, Damian Dalla-Longa and Lori Taylor, our President and Director of Operations, Anthony Santarsiero, our appointed Chief Financial Officer, Andreas Schulmeyer, and our former Chief Executive Officer, Chief Financial Officer and Secretary, David Lelong. See “Executive Compensation.”

2019 Plan

We granted new equity awards consisting of stock options to our board of directors, executive team and consultant under the 2019 Plan in connection with the closing of the Acquisitions and the Private Placement, with respect to 5,000,000 shares of common stock. These grants are subject to customary vesting or forfeiture restrictions.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, will require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer, as applicable.

Policies and Procedures for Review of Related Person Transactions

We intend to adopt a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds the lesser of (a) $120,000 and (b) 1% of the average of our total assets at the end of our two most recently completed fiscal years (such amount involved to be greater than $120,000 once we cease to qualify as a smaller reporting company) and a “related person” (as defined under Item 404(a) of Regulation S-K) had, has or will have a direct or indirect material interest. It will be our policy that directors interested in a related person transaction recuse themselves from any vote on a related person transaction in which they have an interest.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

M&K CPAS, PLLC served as our independent auditors for the fiscal year ended August 31, 2017. On July 17, 2018, we dismissed M&K CPAS, PLLC. Effective July 17, 2018, RBSM LLP is our current independent auditor.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the transition period ended December 31, 2018 and for the fiscal years ended August 31, 2018 and 2017.

	Transition period ended December 31, 2018	August 31, 2018	August 31, 2017
Audit fees:
M&K CPAS, PLLC	$30,000	$9,300	$20,000
Audit-related fees:
M&K CPAS, PLLC	-	-	-
Tax fees:	-	-	-
All other fees:	-	-	-
Total fees paid or accrued to our principal accountant	$30,000	$9,300	20,000

	August 31,	August 31,
	2018	2017
Audit fees:
RBSM, LLP	$26,975	$-
Audit-related fees:
RBSM, LLP	-	-
Tax fees:	-	-
All other fees:	-	-
Total fees paid or accrued to our principal accountant	$26,975	$-

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10–Q.

Audit–related fees consist of fees reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as “Audit Fees.”

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice.

All other fees consist of fees for other miscellaneous items.

During the transition period, we did not have an Audit Committee.  Our Board acted as the Company’s Audit Committee during the transition period, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Exhibit	Filing date
2.1	Agreement and Plan of Merger dated February 28, 2019, by and among the Better Choice Company Inc., BBC Merger Sub, Inc. and Bona Vida, Inc.		8-K	2.1	5/10/19
2.2	First Amendment to Agreement and Plan of Merger dated February 28, 2019, by and among the Better Choice Company Inc., BBC Merger Sub, Inc. and Bona Vida, Inc., dated as of May 3, 2019		8-K	2.2	5/10/19
2.3	Securities Exchange Agreement dated February 2, 2019, by and among Better Choice Company Inc., Trupet LLC and the members of TruPet LLC		8-K	2.3	5/10/19
2.4	First Amendment to Securities Exchange Agreement dated February 2, 2019, by and among Better Choice Company Inc., Trupet LLC and the members of TruPet LLC, dated as of May 6, 2019		8-K	2.4	5/10/19
3.1	Certificate of Incorporation		10-Q	3.1	4/15/19
3.2	Bylaws		8-K	3.2	4/29/16
3.3	Certificate of Amendment of Certificate of Incorporation		10-Q	3.2	7/14/17
3.4	Certificate of Amendment of Certificate of Incorporation		8-K	3.1	3/22/18
3.5	Certificate of Amendment of Certificate of Incorporation	X
3.6	Certificate of Designation of Class A Preferred		S-1/A	3.3	12/31/09
3.7	Certificate of Designation for Series B Convertible Preferred Stock		8-K	3.1	6/01/18
3.8	Certificate of Designation for Series E Convertible Preferred Stock		8-K	3.1	10/25/18
3.9	Amended and Restated Certificate of Designation for Series E Convertible Preferred Stock		8-K	3.1	5/23/19
4.1	Form of Senior Secured Convertible Promissory Note		8-K	4.1	11/20/17
4.2	Form of Option to Lend Sport Endurance Inc. $48,250		8-K	4.2	11/20/17
4.3	Original Issue Discount Secured Demand Promissory Note dated March 12, 2018		8-K	4.1	3/14/18
4.4	Common Stock Purchase Warrant dated March 12, 2018		8-K	4.2	3/14/18
4.5	3.5% Original Issue Discount 10% Senior Secured Convertible Promissory Note due December 2018+		8-K	4.3	3/14/18
4.6	Form of Common Stock Purchase Warrant dated March 2018		8-K	4.4	3/14/18
4.7	Form of Warrant		8-K	4.1	12/13/18
4.8	Form of Common Stock Purchase Warrant		8-K	4.1	4/30/19
10.1	Asset Purchase and Sale Agreement		10-Q	10.3	7/15/16
10.2	Form of Forbearance Agreement		8-K	10.1	1/4/17
10.3	Form of Note		8-K	10.2	1/4/17
10.4	Form of Forbearance Agreement		8-K	10.1	1/10/17
10.5	Form of 10% Convertible Note Issued January 27, 2017		10-Q	10.4	4/12/17
10.6	Form of 10% Convertible Note Issued February 17, 2017		10-Q	10.5	4/12/17
10.7	2% Promissory Note Issued January 4, 2017		10-Q	10.6	4/12/17
10.8	2% Promissory Note Issued January 26, 2017		10-Q	10.7	4/12/17
10.9	2% Promissory Note Issued February 28, 2017		10-Q	10.8	4/12/17
10.10	Form of Forbearance Agreement		8-K	10.1	4/24/17
10.11	Promissory Note Issued April 21, 2017		8-K	10.2	4/24/17
10.12	Form of Forbearance Agreement		8-K	10.1	5/4/17
10.13	Form of Forbearance Agreement		8-K	10.1	6/9/17

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Exhibit	Filing date
10.14	Form of Forbearance Agreement		8-K	10.1	6/19/17
10.15	Form of Forbearance on Senior Secured Convertible Promissory Notes dated April 28, 2017 and May 1, 2017		10-Q	10.1	7/14/17
10.16	Amended and Restated 3.5% Original Issue Discount 10% Senior Secured Convertible Promissory Note due June 2, 2017		10-Q	10.2	7/14/17
10.17	Form of Forbearance on Senior Secured Convertible Promissory Noted dated April 4, 2017		10-Q	10.3	7/14/17
10.18	2% Promissory Note Issued April 6, 2017		10-Q	10.4	7/14/17
10.19	Form of Securities Purchase Agreement +		8-K	10.1	11/20/17
10.20	Form of Security Agreement		8-K	10.2	11/20/17
10.21	Form of Forbearance Agreement		10-K	10.23	11/29/17
10.22	Form of Note Agreement		10-Q	10.1	1/18/18
10.23	Form of Note		10-Q	10.2	1/18/18
10.24	Note Purchase Agreement dated March 12, 2018+		8-K	10.1	3/14/18
10.25	Form of Guaranty dated March 12, 2018		8-K	10.2	3/14/18
10.26	Confidential BTC Lending Program Participation Agreement dated March 12, 2018		8-K	10.3	3/14/18
10.27	Form of Account Control Agreement dated March 12, 2018+		8-K	10.4	3/14/18
10.28	Form of Subordination Agreement dated March 12, 2018		8-K	10.5	3/14/18
10.29	Form of Securities Purchase Agreement dated March 2018+		8-K	10.6	3/14/18
10.30	Form of Exchange Agreement+	8-K	10.1	6/01/18
10.31	Form of Amendment	8-K	10.1	6/21/18
10.32	Form of Note Amendment	8-K	10.2	6/21/18
10.33	Form of Restructuring Agreement dated August 21, 2018+	8-K	10.1	8/21/18
10.34	Form of Stock Purchase Agreement dated August 21, 2018+	8-K	10.2	8/21/18
10.35	Form of Exchange Agreement+	8-K	10.1	10/25/18
10.36	Form of Stock Purchase Agreement	8-K	10.1	12/13/18
10.37	Form of Registration Rights Agreement	8-K	10.2	12/13/18
10.38	Form of Registration Rights Agreement dated May 6, 2019, by and among Better Choice Company Inc. and the stockholders listed on the signature pages thereto	8-K	4.2	4/30/19
10.39	Form of First Amendment to Registration Rights Agreement dated June 10, 2019, by and among the Company and the stockholders party thereto	8-K	10.1	6/13/19
10.40	Form of Registration Rights Agreement dated May 6, 2019, by and among Better Choice Company Inc. and the former stockholders of Bona Vida listed on the signature pages thereto	8-K	4.1	5/10/19
10.41	Form of Registration Rights Agreement dated May 6, 2019, by and among Better Choice Company Inc. and the former member of TruPet listed on the signature pages thereto	8-K	4.2	5/10/19
10.42	Loan Agreement dated May 6, 2019, between Better Choice Company Inc. and Franklin Synergy Bank	8-K	10.1	5/10/19
10.43	Security Agreement dated May 6, 2019, between Better Choice Company Inc. and Franklin Synergy Bank	8-K	10.2	5/10/19
10.44	Form of Revolving Line of Credit Promissory Note	8-K	10.3	5/10/19
10.45	Form of Subscription Agreements dated April 25, 2019, between Better Choice Company Inc. and the purchaser named in the signature pages thereto	8-K	10.1	4/30/19
10.46†	David Lelong Employment Agreement	8-K	10.1	2/7/19
10.47†	2019 Equity Incentive Plan	8-K	10.1	1/24/19

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Exhibit	Filing date
31.1	Certification of the Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of the Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.3	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of the Co-Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of the Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.3	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

+      Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

† Indicates a management contract or compensatory plan or arrangement.

ITEM 16         FORM 10-KT SUMMARY

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTER CHOICE COMPANY INC.

By:	/s/ Damian Dalla-Longa
Damian Dalla-Longa Co-Chief Executive Officer (Co-Principal Executive Officer) Date: July 24, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lori Taylor
Lori Taylor	Co-Chief Executive Officer (Co-Principal Executive Officer)	July 24, 2019

/s/ Damian Dalla-Longa
Damian Dalla-Longa	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	July 24, 2019

/s/ Andreas Schulmeyer
Andreas Schulmeyer	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 24, 2019

/s/ Michael Galego
Michael Galego	Director	July 24, 2019

/s/ Michael Young
Michael Young	Director	July 24, 2019

/s/ Jeff Davis
Jeff Davis	Director	July 24, 2019