Form 10-Q
period 2019-06-30
Better Choice Co Inc.
filed 2019-10-09
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 333-161943

Better Choice Company Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-4284557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4025 Tampa Road, Suite 1117 Oldsmar, Florida	34677
(Address of principal executive offices)	(Zip Code)

(646) 846-4280
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

*(As a voluntary filer, the Registrant has not been subject to the filing requirements of Section 13 or 15(d) of the Exchange Act for the past 90 days.  The Registrant has filed all reports required under Section 13 or 15(d) of the Exchange Act during the preceding 12 months).

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 7, 2019 was 45,427,659.

BETTER CHOICE COMPANY INC.

EXPLANATORY NOTE

This Quarterly Report is filed by Better Choice Company Inc. (“Better Choice Company”) and as discussed in more detail in our Transition Report on Form 10-KT, filed on July 25, 2019, the Company completed its acquisitions (the “acquisitions”) of TruPet LLC (“TruPet”) and Bona Vida, Inc. (“Bona Vida”). The acquisition of TruPet is treated as a reverse merger with TruPet determined to be the accounting acquirer of the Company.  As such, the historical financial statements are those of TruPet and TruPet’s equity has been re-cast to reflect shares of Better Choice Company common stock received in the acquisitions. The acquisition of Bona Vida is treated as an asset acquisition. Unless otherwise stated or the context otherwise requires, the historical business information described in this Quarterly Report prior to consummation of the Acquisitions is that of TruPet and, following consummation of the Acquisitions, reflects business information of the Company, TruPet and Bona Vida as a combined business. References to the “Company”, “we”, “us” and “our” in this Report, refer to TruPet and its consolidated subsidiaries prior to May 6, 2019 and to Better Choice Company, TruPet and Bona Vida and their consolidated subsidiaries post May 6, 2019.

 Concurrently with the filing of this Quarterly Report, the Company is filing an amendment on Form 8-K/A to its Current Report on Form 8-K relating to the completion of the acquisitions which includes unaudited financial statements of TruPet and Bona Vida as of and for the three months ended March 31, 2019 and certain pro forma financial information. This Quarterly Report should be read in conjunction with the information in the Form 8-K/A.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report are “forward-looking statements” for purposes of federal and state securities laws, including statements regarding our expectations and projections regarding future developments, operations and financial conditions, and the anticipated impact of our acquisitions, business strategy, and strategic priorities. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and assumptions. Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.  You should, however, consult further disclosures we make in future filings and public disclosures, including without limitation, our Annual Report on Form 10-K, Transition Report on Form 10-KT, Quarterly Reports on Forms 10-Q and Current Reports on Forms 8-K.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Better Choice Company Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2019 and December 31, 2018
(Dollars in thousands)

	6/30/2019 (Unaudited)	12/31/2018
Assets
Current Assets
Cash and cash equivalents	$5,019	$3,946
Restricted cash	6,243	-
Accounts receivable, net	333	276
Inventories, net	1,707	1,557
Prepaid expenses and other current assets	1,134	269
Total Current Assets	14,436	6,048
Property and equipment, net	59	71
Right of use asset, operating lease, net of accumulated amortization	840	-
Intangible assets, net	961	-
Other assets	182	28
Total Assets	$16,478	$6,147
Liabilities & Stockholders’ Deficit
Current Liabilities
Line of credit	$-	$4,600
Other liabilities	-	1,899
Long-term debt, current portion	6,200	1,600
Accounts payable	2,413	765
Due to related parties	134	-
Accrued liabilities	2,198	244
Deferred revenue	318	66
Operating lease liability, current portion	262	-
Warrant derivative liability	2,304	-
Total Current Liabilities	13,829	9,174
Operating lease liability	590	-
Deferred rent	15	15
Total Liabilities	14,434	9,189
Commitments and contingencies	-	-
Redeemable Series E Convertible Preferred Stock, $0.001 par value, 2,900,000 & 0 shares authorized, 1,707,919 & 0 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	13,007	-
Stockholders’ Deficit
Common Stock, $0.001 par value, 88,000,000 shares authorized, 43,168,161 & 11,661,485 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	43	12
Convertible Series A Preferred Units, $0.001 par value, units equivalent to 0 & 2,391,403 Common Stock issued and outstanding at June 30, 2019 and December 31, 2018, respectively	-	2
Additional paid-in capital	170,017	13,642
Accumulated deficit	(181,023)	(16,698)
Total Stockholders’ Deficit	(10,963)	(3,042)
Total Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit	$16,478	$6,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Unaudited Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2019 and 2018
(Dollars in thousands, except per share amounts)

	For the Six Months ended June 30,		For the Three Months ended June 30,
	2019	2018	2019	2018

Net Sales	$7,635	$7,064	$4,084	$3,817
Cost of Goods Sold	4,082	3,329	2,421	1,384
Gross Profit	3,553	3,735	1,663	2,433
Operating Expenses:
General & Administrative Expense	6,004	1,351	4,571	665
Share-Based Compensation Expense	4,212	-	4,006	-
Sales & Marketing	5,597	2,819	3,412	1,512
Other Operating Expenses	1,721	1,899	937	958
Total Operating Expenses	17,534	6,069	12,926	3,135
Loss from Operations	(13,981)	(2,334)	(11,263)	(702)
Other Income (Expense)
Interest Expense	(124)	(66)	(62)	(43)
Loss on Acquisition	(149,988)	-	(149,988)	-
Change in Fair Value of Derivative Liability	(193)	-	(193)	-
Total Other Expenses	(150,305)	(66)	(150,243)	(43)

Net Loss	(164,286)	(2,400)	(161,506)	(745)
Preferred dividends	27	-	27	-
Net Loss Available to Common Stockholders	$(164,313)	$(2,400)	$(161,533)	$(745)
Weighted Average Number of Shares Outstanding	21,202,188	11,497,128	30,638,048	11,497,128
Loss per share, basic and diluted	$(7.75)	$(0.21)	$(5.27)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock		Series A Preferred Units
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2017	11,497,128	$11,497			$8,545,446	$(10,672,090)	$(2,115,147)
Net loss for the period						(1,655,302)	(1,655,302)
Subtotal - March 31, 2018	11,497,128	11,497			8,545,446	(12,327,392)	(3,770,449)

Net loss for the period						(744,558)	(744,558)
Subtotal - June 30, 2018	11,497,128	11,497			8,545,446	(13,071,950)	(4,515,007)

Shares issued pursuant to private placement			2,391,403	2,391	4,665,609		4,668,000
Stock compensation pursuant to services provided	164,357	164			430,647		430,811
Net loss for the period						(3,626,157)	(3,626,157)
Balance at December 31, 2018	11,661,485	11,661	2,391,403	2,391	13,641,701	(16,698,107)	(3,042,353)

Impact on Prior Year of Adoption of ASC 842						(11,824)	(11,824)
Shares issued pursuant to private placement			69,115	69	149,931		150,000
Stock compensation pursuant to services provided	18,964	19			206,147		206,166
Net loss for the period						(2,780,082)	(2,780,082)
Subtotal - March 31, 2019	11,680,449	11,680	2,460,517	2,461	13,997,779	(19,490,013)	(5,478,093)

Stock compensation pursuant to services provided	1,099,822	1,100			2,225,907		2,227,006
Stock based commissions to third parties	798,492	798			4,790,156		4,790,955
Conversion of Series A Preferred Units to Common Stock	2,460,517	2,461	(2,460,517)	(2,461)			-
Retired TruPet Units	(1,011,748)	(1,012)			(2,198,988)		(2,200,000)

Subtotal - May 6, 2019 (Pre-Transaction)	15,027,533	15,028	-	-	18,814,854	(19,490,013)	(660,132)

Acquisition of Better Choice Company	3,117,364	3,117			18,701,067		18,704,184
Acquisition of Bona Vida	18,003,273	18,003			108,001,637		108,019,640
PIPE (net of issuance costs)	5,744,991	5,745			15,670,045		15,675,790
Subtotal - May 6, 2019 (Post-Transaction)	41,893,161	41,893			161,187,602	(19,490,013)	141,739,482

Stock compensation pursuant to services provided	100,000	100			599,900		600,000
Conversion of Series E Preferred Stock	1,175,000	1,175			7,050,678		7,051,853
Vesting of stock options for services provided					1,178,997		1,178,997
Net loss for the period						(161,533,182)	(161,533,182)
Balance at June 30, 2019	43,168,161	$43,168			$170,017,177	$(181,023,195)	$(10,962,849)

Better Choice Company Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2019 and 2018
(Dollars in thousands)

Cash Flow from Operating Activities	June 30, 2019	June 30, 2018

Net loss	$(164,286)	$(2,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45	7
Stock-based compensation expense	4,212	-
Non-cash lease expense	2	-
Change in fair value of derivative liability	193	-
Loss on acquisition	149,988	-
Other	(4)	-
(Increase) decrease in operating assets
Accounts receivable	(27)	(50)
Inventories	42	(296)
Prepaid expenses and other assets	(466)	48
Change in operating lease right of use asset	(457)	-
(Decrease) increase in current liabilities
Accounts payable	(32)	530
Accrued liabilities	1,600	76
Deferred revenue	252	68
Deferred rent	-	(9)
Change in Lease liability	457	-

Cash Used in Operating Activities	$(8,481)	$(2,026)

Cash Flow from Investing Activities
Cash spent for acquisition of fixed assets (Office Furniture)	(4)	(31)
Cash acquired in merger	1,955	-
Security deposits paid	(81)	-

Cash Provided by (Used in) Investing Activities	$1,870	$(31)

Cash Flow from Financing Activities
Repayment of advance	(1,899)	-
Proceeds from private placement of Series A Preferred Units	150	-
Proceeds from private issuance of public equity	15,676	-
Payment of old debt	(6,200)	-
Proceeds from the issuance of debt	6,200	2,013

Cash Provided by Financing Activities	$13,927	$2,013

Net Changes in Cash, Cash Equivalents and Restricted Cash	$7,316	$(44)
Total Cash, Cash Equivalents and Restricted Cash, Beginning of Period	3,946	157
Total Cash, Cash Equivalents and Restricted Cash, End of Period	$11,262	$113

Supplemental Cash Flow Information

The following represent noncash financing and investing activities and other supplemental disclosures related to the statement of cash flows:

On May 6, 2019, the Company acquired the net assets of Bona Vida and Better Choice in exchange for shares:

Dollars in thousands
Assets
Current Assets
Accounts receivable, net	$30
Inventories, net	193
Prepaid expenses and other current assets	399
Total Current Assets	622
Intangible Assets	986
Other assets	74
Total Assets	$1,682
Liabilities
Current Liabilities
Accounts payable	$(1,814)
Accrued liabilities	(325)
Total Current Liabilities	(2,139)
Warrant derivative liability	(2,111)
Total Liabilities	$(4,250)

Redeemable Series E Preferred Stock	$20,059

On January 1, 2019, the Company adopted ASC 842 which resulted in the acquisition of right of use assets and lease liabilities as follow:
Right of use asset and lease liability acquired under operating leases
Right of Use asset recorded upon adoption of ASC 842	$477
Lease liability recorded upon adoption of ASC 842	(489)

The Company paid no income taxes during the six months ended June 30, 2019 or 2018.

Cash interest paid amounted to $123 and $66 during the six months ended June 30, 2019 and 2018, respectively.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 – Nature of Business and Summary of Significant Accounting Policies

Nature of the Business

Better Choice Company, Inc. (the “Company”) is a holistic pet wellness company providing high quality, hemp-based, raw cannabidiol (“CBD”) infused and non-CBD infused food, treats and supplements, dental care products, and accessories for pets and their human parents.  Our products are formulated and manufactured using only high-quality ingredients manufactured, tested and packaged to our specifications.  On May 6, 2019, the Company acquired TruPet LLC and Bona Vida Inc. in a pair of all-stock transactions (the “acquisitions”).  The acquisition of TruPet LLC is a reverse acquisition for accounting purposes, with TruPet as the accounting acquirer.

The majority of our products are sold online directly to consumers with additional sales through online retailers and pet specialty stores. We have a limited selection of CBD infused canine products available on our Bona Vida website.  The information contained in, or accessible through, these websites does not constitute a part of this Quarterly Report.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2019. The significant accounting policies applied by the Company are described below.  We present our tables, except for the Statements of Stockholders’ Deficit, in dollars (thousands), numbers in the text in dollars (millions) and % as rounded up or down.

Basis of Measurement

The unaudited condensed consolidated financial statements of the Company are presented on a going concern basis, under the historical cost convention except for certain financial instruments that are measured at fair value, as explained in the accounting policies below. Historical cost is measured as the fair value of the consideration provided in exchange for goods and services. The Company’s functional and presentation currency is United States dollars (“USD”).

Consolidation

The consolidated financial statements and related notes include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits held with banks and highly liquid investments with remaining maturities of ninety days or less at acquisition date. For purposes of reporting cash flows, the Company considers all cash accounts that are not subject to withdrawal restrictions or penalties to be cash and cash equivalents.

Restricted Cash

As part of the revolving credit agreement with Franklin Synergy Bank, the Company is required to maintain a cash balance of $6.2 million in its account.  Any withdrawals from the account require an equal reduction to the funds available under the revolving credit agreement.

Dollars in thousands	June 30, 2019	December 31, 2018
Cash and cash equivalents	$5,019	$3,946
Restricted cash	6,243	0
Total cash, cash equivalents and restricted cash	$11,262	$3,946

Accounts Receivable

Accounts receivable represents amounts due from customers less an allowance for doubtful accounts. A provision is recorded for impairment when there is objective evidence (such as significant financial difficulties of the debtor) that the Company will not be able to collect all amounts due according to the original terms of the receivable. A provision is recorded as the difference between the carrying value of the receivable and the present value of future cash flows expected from the debtor, with an offsetting amount recorded as an allowance, reducing the carrying value of the receivable. The provision is included in general and administrative expense in the statements of operations. As of the period ended June 30, 2019 and December 31, 2018, the Company considers accounts receivable to be fully collectible and, accordingly, no allowance for doubtful accounts has been recorded.

Inventories

Inventories are recorded at the lower of cost and net realizable value. The net realizable value represents the estimated selling price for inventories in the ordinary course of business, less all estimated costs of completion and costs necessary to make the sale.

Cost is determined on a standard cost basis and includes the purchase price and other costs, such as transportation costs. Inventory average cost is determined on a first‑in, first‑out (“FIFO”) basis and trade discounts are deducted from the purchase price.

Property and Equipment

Property and equipment are carried at cost and includes expenditures for new additions and other additions, which substantially increase the useful lives of existing assets. Depreciation is computed at various rates by use of the straight-line method. Depreciable lives are generally as follows:

Furniture and Fixtures	5 to 7 years
Equipment	7 years

Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of property or equipment retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts in the year of disposal with the resulting gain or loss reflected in earnings.

The Company assesses potential impairments of its property and equipment whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. An impairment charge would be recognized when the carrying amount of property and equipment is not recoverable and exceeds its fair value. The carrying amount of property and equipment is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the property and equipment.

Income Taxes

No provision has been made for federal and state income taxes prior to the date of the acquisitions since the proportionate share of TruPet’s income or loss was included in the personal tax returns of its members because TruPet was a limited liability company.  Subsequent to the acquisitions, the Company, as a corporation, is required to provide for income taxes.

The Company utilizes Accounting Standards Codification (“ASC 740”), “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The effective tax rate for each of the three months and the six months ended June 30, 2019 is 0%.  The effective tax rate differs from the U.S. Federal statutory rate of 21% primarily because our previously reported losses have been offset by a valuation allowance due to uncertainty as to the realization of those losses.

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

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%. As of the completion of these unaudited condensed financial statements, we have made a reasonable estimate of the effects of the Tax Act. This estimate incorporates assumptions made based upon the Company’s current interpretation of the Tax Act and may change as the Company may receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves. In accordance with SEC Staff Accounting Bulletin No. 118, the Company will finalize the accounting for the effects of the Tax Act no later than the end of the fourth quarter of fiscal year 2019. Future adjustments made to the provisional effects will be reported as a component of income tax expense in the reporting period in which any such adjustments are determined. Based on the new tax law that lowers corporate tax rates, the Company revalued its deferred tax assets. Future tax benefits are expected to be lower, with the corresponding one-time charge being recorded as a component of income tax expense.

Revenue

The Company recognizes revenue to depict the transfer of promised goods to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods.

In order to recognize revenue, the Company applies the following five (5) steps:
•	Identify a customer along with a corresponding contract;
•	Identify the performance obligation(s) in the contract to transfer goods to a customer;
•	Determine the transaction price the Company expects to be entitled to in exchange for transferring promised goods to a customer;
•	Allocate the transaction price to the performance obligation(s) in the contract; and
•	Recognize revenue when or as the Company satisfies the performance obligation(s).

A description of the Company’s revenue generating activities is listed below:

Direct-to-consumer (“DTC”) – Our products are offered through our online stores where customers place orders online or through our customer service number. Revenue is recorded, net of discounts, at the time the order is received by the customer. Revenue is deferred for orders that have been placed, and paid for, but have not yet been received by the customer during the reporting period. As our customers have a 60-day guarantee on the product purchased, the Company records a liability for two months of estimated returns based on historical experience.

Loyalty Program - The Company offers a loyalty program to all of its direct-to-consumer customers.  There are two tiers to the program.
Tier 1: the customer will earn 6 points for every $1 spent
Tier 2: the customer can earn points at a much faster rate and will also have opportunities to earn bonus points for different events, such as a birthday.  This tier is known as the TruDog Love Club, and the customer accumulates twelve points for every $1 spent.

The redemption requirements are the same under both levels and, for every five hundred points earned, customers receive a $5 gift code which can be redeemed for goods purchased in the future.  The Company records a reduction to sales revenue and deferred revenue when the customer accumulates loyalty points.

Wholesale Sales – This channel includes the sale of our products to wholesale customers for resale.  The Company’s policy is to recognize revenue at the time the product is shipped to the wholesale customer, net of estimated returns and allowances.

Consignment – The Company partners with an Amazon channel partner to market and sell TruDog products.  Revenue is recognized, net of returns, when our partner ships the product to the end customer. The commission, selling, marketing and storage fees are recognized at the time the services are rendered by the channel partner and are recorded by the Company, as follows:
•	Commission, selling and marketing fees as sales and marketing expenses
•	Storage fees as cost of goods sold.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of product obtained from the contract manufacturing plants, packaging materials and CBD oils directly sourced by the Company, and freight for shipping product from our contract manufacturing plants to our warehouse. We review inventory on hand periodically to identify damages, slow moving inventory, and/or aged inventory. Based on the analysis, we record inventories on the lower of cost and net realizable value, with any reduction in value expensed as cost of goods sold.

Advertising

The Company charges advertising costs to expense as incurred and such charges are included in sales and marketing expenses.

Advertising costs, consisting primarily of Facebook advertising, search costs and email advertising, were $2.3 million and $1.2 million for the three-month periods ended June 30, 2019 and 2018, respectively.  For the six-month periods ended June 30, 2019 and 2018, advertising costs were $3.5 million and $2.2 million, respectively.

Research and Development

Research is a planned search or a critical investigation aimed at discovering new knowledge and information with the hope that such knowledge will be useful in developing a new product or service (referred to as a “product”) or a new process or technique (referred to as a “process”) or bringing about a significant improvement to an existing product or process.  Development is the translation of research findings or other knowledge into a plan or design for a new product or process or for a significant improvement to an existing product or process whether intended for sale or use. It includes the conceptual formulation, design and testing of product alternatives, construction of prototypes and operation of pilot plants.  No research and development costs were incurred during the three or six month period ended June 30, 2019 and June 30, 2018.

Shipping and Handling / Freight Out

The Company recognizes shipping and handling costs as a fulfillment cost, included in other operating expenses as they are incurred prior to the customer obtaining control of the products. Shipping and handling costs primarily consist of costs associated with moving finished products to customers through third-party carriers.

Shipping and handling costs were $0.6 million and $0.7 million for the three-month periods ended June 30, 2019 and 2018, respectively.  For the six-month periods ended June 30, 2019 and 2018, shipping and handling costs were $1.2 million and $1.3 million, respectively.

Additionally, for direct to consumer customers, the Company may recover such costs by passing them onto the customer. In these instances, the Company includes the freight charges billed to customers in total revenue.

The amount included in revenue related to such recoveries was $0.2 million and $0.3 million for the three-month periods ended June 30, 2019 and 2018, respectively.  For the six-month periods ended June 30, 2019 and 2018, the amounts included in revenue related to such recoveries was $0.4 million and $0.6 million, respectively.

Fair Value of Financial Instruments

A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that both:

•	Imposes on one entity a contractual obligation either:
o	To deliver cash or another financial instrument to a second entity; or
o	To exchange other financial instruments on potentially unfavorable terms with the second entity.
•	Conveys to that second entity a contractual right either:
o	To receive cash or another financial instrument from the first entity; or
o	To exchange other financial instruments on potentially favorable terms with the first entity.

The Company’s financial instruments recognized in the balance sheet consist of cash and cash equivalents, restricted cash accounts, accounts receivable, deposits, accounts payable, line of credit, due to related party, accrued and other liabilities, warrant derivative liability and long-term debt. Warrant derivative liability is measured at fair value each reporting period. The fair values of the remaining financial instruments approximate their carrying values.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has applied the framework for measuring fair value which requires a fair value hierarchy to be applied to all fair value measurements.  The fair value of the warrant derivative liability is considered a Level 3 financial instrument.

All financial instruments recognized at fair value in the balance sheet are classified into one of three levels in the fair value hierarchy as follows:
•	Level 1 – valuation based on quoted prices (unadjusted) observed in active markets for identical assets or liabilities. Cash is measured based on Level 1 inputs.
•
Level 2 – valuation techniques based on inputs that are quoted prices of similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; inputs other than quoted prices used in a valuation model that are observable for that instrument; and inputs that are derived from or corroborated by observable market data by correlation or other means.

•	Level 3 – valuation techniques with significant unobservable market inputs.

Derivative Financial Instruments

Financial Accounting Standards Board (“FASB”) ASC Topic 815, “Derivatives and Hedging”, generally provides three criteria that, if met, require companies to bifurcate conversion options from its host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

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

Basic and Diluted Loss Per Share

Basic and diluted loss per share has been determined by dividing the net loss available to stockholders for the applicable period by the basic and diluted weighted average number of shares outstanding, respectively. Common Stock equivalents and incentive shares are excluded from the computation of diluted loss per share when their effect is anti-dilutive.

Stock-Based Compensation

The Company recognizes a compensation expense for all equity–based payments in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”. The Company accounts for share–based payments granted to non–employees in accordance with FASB ASC Topic 505–50, “Equity Based Payments to Non–Employees.” The Company follows the fair value method of accounting for stock awards granted to employees, directors, officers and consultants. Stock-based awards to employees are measured at the fair value of the related stock-based awards. Stock-based payments to others are valued based on the related services rendered or goods received or if this cannot be reliably measured, on the fair value of the instruments issued. Issuances of such awards are valued using the fair value of the awards at the time of grant. The Company recognizes stock-based payment expenses over the vesting period based on the number of awards expected to vest over that period on a straight-line basis.  Forfeitures are accounted for as they occur.

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are inputs into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the analysis of other public companies within the pet wellness sector. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. The Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of expenses during the reporting periods.

The Company evaluates its estimates on an ongoing basis. The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as one segment operating in the United States of America. The Company’s chief operating decision-maker does not review operating results on a disaggregated basis; rather, the chief operating decision-maker reviews operating results on an aggregate basis.

License Intangibles

License intangibles are recorded at fair value at the date of acquisition and are amortized ratably over the life of the license agreement.

Commitments and Contingencies

We may be involved in legal proceedings, claims, and regulatory, tax, or government inquiries and investigations that arise in the ordinary course of business resulting in loss contingencies. We accrue for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability.

We do not accrue for contingent losses that are considered to be reasonably possible, but not probable; however, we disclose the range of such reasonably possible losses. Loss contingencies considered remote are generally not disclosed.

We have entered into debt, royalty and lease agreements for which we are committed to pay certain amounts over a period of time.  See Notes 5, 6 and 7.

Reclassification of Prior Period Presentation

Certain reclassifications have been made to conform the prior period data to the current presentations. These reclassifications had no effect on the reported results.

Recently Issued Accounting Pronouncements

The Company has reviewed the Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof issued by the FASB that have effective dates during the reporting period and in future periods.

New Standards and Interpretations:

Adoption of FASB ASC Topic 842 “Leases”

The amendments in this update establish a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, including a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, an update which provides another transition method, the prospective transition method, which allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the new standard on January 1, 2019 using the prospective transition method.

The Company has identified all leases to determine the impact of ASC 842 on its consolidated financial statements. The Company has elected to apply the practical expedient to certain classes of leases, whereby the separation of components of leases into lease and non-lease components is not required, and all of the practical expedients to all leases, (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any existing leases. The adoption of the new standard resulted in the recording on the consolidated balance sheet as of January 1, 2019 a right-of-use asset of $0.5 million, a lease liability of $0.5 million and a corresponding cumulative adjustment to accumulated deficit of an immaterial amount in accordance with ASC 842.

Adoption of FASB ASU No. 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting”

On January 1, 2019, the Company adopted ASU No. 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this update expanded the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. The requirements of ASC 718 are applied to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that ASC 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606, “Revenue from Contracts with Customers.”

The Company is treating the inclusion of share-based payments to non-employees as a change in accounting principle prospectively beginning in the period ending June 30, 2019.  As the Company did not make any share-based payments to non-employees in prior periods, there was no impact on the results of operations in prior periods.

Adoption of ASU 2018-13 “Fair Value Measurement”

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) Changes to the Disclosure Requirement for Fair Value Measurement” which amends ASC 820 to expand the disclosures required for items subject to Level 3, fair value remeasurement, including the underlying assumptions.  ASU 2018-13 is effective for public companies for fiscal years beginning after December 15, 2019.  The Company has early adopted the disclosures as permitted under the ASU.

New and Revised Standards not Yet Adopted:

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326)”. ASU 2016-13 changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019.  The Company does not anticipate any material impact from the implementation of this ASU.

The Company has carefully considered other new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported balance sheet or operations in 2019.

Note 2 - Acquisition of TruPet LLC and Bona Vida, Inc.

On May 6, 2019, the Company completed the acquisitions through the issuance of shares of Common Stock, par value $0.001 of the Company (the “Common Stock”).  Following the completion of the acquisitions, the business conducted by the Company became primarily the businesses conducted by TruPet and Bona Vida.  TruPet is a North American online seller of pet foods, pet nutritional products and related pet supplies. Bona Vida is an emerging hemp based CBD platform focused on developing a portfolio of brand and product verticals within the animal health and wellness space. The completion of the acquisitions has created a vertically integrated pet wellness company providing high-quality raw CBD infused and non-CBD infused food, treats and supplements in addition to dental care products and accessories for pets and their human parents.

Based upon the guidance described in ASC 805-10-25-4 and 5, TruPet LLC has been determined to be the accounting acquirer.  As such, the historical financial statements are those of TruPet, and TruPet’s equity has been re-cast to reflect shares of Common Stock received in the acquisitions.

At the closing of the TruPet transaction, the Company issued 15,027,533 shares of Common Stock in exchange for the remaining 93% of the outstanding interests in TruPet.  BCC had acquired the initial 7% of TruPet in December 2018.  Immediately after the consummation of the acquisitions, the TruPet members, in the aggregate, owned 38% of the combined company.  The Company retired 914,919 TruPet Member Units (equivalent to 1,011,748 Common Shares) owned by Better Choice Company as part of the acquisition.

Bona Vida did not meet the definition of a business and therefore asset acquisition accounting was applied.  At the closing of the Bona Vida transaction, the Company issued 18,003,274 shares of Common Stock in exchange for 100% of the outstanding shares of Bona Vida.  Immediately after the consummation of the acquisitions, the Bona Vida stockholders, in the aggregate, owned 46% of the combined company.

Better Choice Company did not meet the definition of a business and therefore asset acquisition accounting was applied.  The fair value of Better Choice Company’s net liabilities and redeemable preferred stock acquired by TruPet is estimated to be $19.5 million.  The estimated purchase price has been allocated based on a preliminary estimate of the fair value of Better Choice Company assets acquired and liabilities assumed and redeemable preferred stock assumed with the remainder recorded as an expense.  The loss on acquisition of Better Choice Company assets was $38.2 million.

The fair value of Bona Vida’s net assets acquired is estimated to be $1.0 million.  The estimated purchase price has been allocated based on a preliminary estimate of the fair value of assets acquired and liabilities.  The excess of the consideration paid over the net assets acquired has been recorded as an expense.  The loss on acquisition of Bona Vida’s assets was $107.0 million.

On May 6, 2019, the fair value of the following assets and liabilities were acquired:

Dollars in thousands	Better Choice Company	Bona Vida	Total
Assets
Current Assets
Cash and cash equivalents	$1,546	$384	$1,930
Restricted cash		25	25
Accounts receivable		30	30
Intercompany receivables	6,161	38	6,199
Inventories		193	193
Prepaid expenses and other current assets	52	347	399
Total Current Assets	7,759	1,017	8,776
Intangible assets, net of amortization	986		986
Other assets		74	74
Total Assets	$8,745	$1,091	$9,836

Liabilities and Redeemable Preferred Stock
Current Liabilities
Warrant derivative liability	$2,111	$-	$2,111
Accounts payable & accrued liabilities	2,071	69	2,140
Long term debt, current portion	6,200		6,200
Total Current Liabilities	$10,382	$69	$10,451
Total Liabilities	$10,382	$69	$10,451

Redeemable Series E Preferred Stock	$20,059	$-	$20,059

Note 3 - Inventories

Inventories reflected on the accompanying balance sheets are summarized as follows:

Dollars in thousands	June 30, 2019	December 31, 2018
Food, treats and supplements	$1,682	$1,301
Other products and accessories	87	191
Inventory packaging and supplies	168	133
	1,937	1,625
Inventory reserve	(230)	(68)
	$1,707	$1,557

Note 4 - Property and Equipment

Property and equipment consist of the following:

Dollars in thousands	June 30, 2019	December 31, 2018
Warehouse equipment	$49	$49
Computer equipment	14	14
Furniture and fixtures	76	46
Total property and equipment	139	109
Accumulated depreciation	(80)	(38)
	$59	$71

Depreciation expense was immaterial for the three and six-month periods ended June 30, 2019 and 2018, respectively.  Depreciation expense is included as a component of general and administrative expenses.

Note 5 – Operating Leases

The Company adopted Topic 842 “Leases” effective January 1, 2019.   A modified retrospective transition approach was followed by applying the new standard to all leases existing at the date of initial application. We chose to use January 1, 2019 as our date of initial application of the standard.  Since we adopted the new standard on January 1, 2019 and use the effective date as our date of initial application, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. We elected all of the new standard’s available transition practical expedients.

The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months.  Operating lease right-of-use assets and liabilities were recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, an incremental borrowing rate based on the information available at the commencement date was used in determining the present value. The Company will use the implicit rate when readily determinable.

This standard did not have a material effect on our financial statements. The adoption of Topic 842 resulted in an immaterial cumulative effect adjustment to accumulated deficit and the Company recognized operating lease right-of-use assets of $0.5 million and operating lease liabilities of $0.5 million on January 1, 2019.  The most significant future effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate operating leases and (2) providing significant new disclosures about our leasing activities.

The Company leases its office and warehouse facilities under operating leases which originally expired in November 2018. These agreements were modified in October 2017 for additional space leased. With this modification, the rent term was also revised and extended until October 2022, at a base prices of $13.02 per square foot for the existing lease and $15.50 per square foot for the additional space leased, with a 3.5% annual escalation clause and a one-time option to renew the leases for an additional 5-year term. In addition to base monthly rent, the agreement requires the Company to pay its proportionate share of real estate taxes, insurance, and common area maintenance expenses.

In February and May 2019, the Company entered into two additional operating leases for office and warehouse facilities under three- year lease agreements at base monthly rental rates of $8,856 and $4,492, respectively.  The monthly rent shall increase each year which will be based on the Consumer Price Index promulgated by the United States Bureau of Labor Statistics.  The rent adjustment will not be less than two percent or exceed five percent per year.

The Company determines if an arrangement contains a lease at inception based on the ability to control a physically distinct asset. Operating and finance lease right-of-use assets are recorded in the consolidated balance sheets based on the initial measurement of the lease liability as adjusted to include prepaid rent and initial direct costs less any lease incentives received. Lease liabilities are measured at the commencement date based on the present value of the lease payments over the lease term. Lease payments are generally fixed but may include provisions for future rent increases. The Company separately accounts for variable components within lease agreements including common area maintenance, insurance and real estate taxes. The Company uses its incremental borrowing rate to present value the lease liability as key inputs to determine the interest rate implicit in the lease are not shared by lessors.

Operating lease expense is recorded on a straight-line basis over the lease term. Right-of-use assets and lease liabilities for short-term leases are not recognized in the consolidated balance sheets. Payments for leases with a term of one month or less are recognized in the consolidated statements of operations as incurred.  We have no leases that are considered short term (one year or less).

Rent expenses related to our real estate leases for which a right of use asset has been recognized totaled $0.1 million and $0.1 million for the three and six months ended June 30, 2019, respectively. Estimated expenses for variable lease costs are immaterial for the three and six months period ended June 30, 2019.

Rent expense for operating leases in effect and recorded prior to the adoption of ASC 842.  Leases amount to an immaterial amount and $0.1 million for the three and six-month periods ended June 30, 2018, respectively.

The table below presents the operating lease-related assets and liabilities recorded on the consolidated balance sheets:

Dollars in thousands Leases	Balance Sheet Classification	June 30, 2019
Assets
Non-current assets	Operating lease right-of-use assets, net of accumulated amortization	$840
Total operating lease assets		$840

Liabilities
Current
Operating	Operating lease liabilities	(262)
Non-current
Operating	Operating lease liabilities	(590)
Total operating lease liabilities		$(852)

The table below presents the maturity of lease liabilities as of June 30, 2019:

Dollars in thousands Lease payments	Operating Leases
Remainder of 2019	$147
2020	299
2021	303
2022	169
Total undiscounted minimum future lease payments	918
Less: imputed interest	66
Present value of lease liabilities	$852

Note 6 – License Intangibles and Royalties

On May 6, 2019, the Company entered into a licensing agreement with Elvis Presley Enterprises, LLC which is fairly valued at $1 million and related to an April 2019 agreement between Better Choice Company, Authentic Brands and Elvis Presley Enterprises focused on the development of hemp-derived CBD products under the Elvis Presley Hound Dog name. Product development is expected to be complete in late 2019.

The initial term of the licensing agreement ends on December 31, 2025. The license agreement is amortized on a straight-line basis over the life of the agreement.  During the period from May 6, 2019 through June 30, 2019, an immaterial amount in amortization was expensed related to the Hound Dog license.

Royalties are required to be paid quarterly at a rate of 5% of net retail sales and 10% of net wholesale sales.  The contract includes Guaranteed Minimum Royalty Payments for each of the contract years as per the table below:

Dollars in thousands Contract Year	Guaranteed Minimum Royalty
2019-2020	$1,500
2021	$1,000
2022	$1,125
2023	$1,250
2024	$1,500
2025	$1,750

As of June 30, 2019, the Company had paid $0.6 million of the 2019-2020 Guaranteed Minimum Royalty Payments which were recorded as prepaid expenses.  There were no sales related to Hound Dog products during the three and six-month periods ended June 30, 2019.

The Company entered into an agreement for the payment of royalties related to sales of the Orapup brand dental system in November 2015. The agreement called for a 10% royalty to be paid on the first $2.5 million of related sales for a term of three years. Thereafter, commencing on the earlier of the end of the three-year term or having reached $2.5 million in sales, a 2% royalty was to be paid thereafter. Royalty expense was minimal during 2017 and 2018.  In November 2018, the parties reached a settlement whereby the Company paid $0.1 million to fulfill all of its present and future obligations related to this agreement.  Due to the settlement by the parties, the Company no longer has any royalty obligation related to the Orapup brand dental system.

Note 7 - Line of Credit and Debt

In May 2017, the Company along with the majority owners serving as co-borrowers entered into a credit facility providing for up to $2 million of borrowings. Through various amendments, the maximum borrowings under the line increased to $4.6 million with a maturity of May 2019. Borrowings bear interest at LIBOR plus 3%. At June 30, 2019 and December 31, 2018, outstanding borrowings amounted to $0 and $4.6 million, respectively.

The line of credit was secured by personal assets of the co-borrowers. Covenants under the line of credit required the Company to be within a certain quarterly and annual loss limitation threshold, and certain other restrictions. As of December 31, 2018, the Company was in compliance with its covenants and/or obtained waivers from the lien holders.  At June 30, 2019 and December 31, 2018, outstanding borrowings amounted to $0 and $1.6 million, respectively.

At December 31, 2018, our long-term debt consisted of an unsecured note payable to a director of the Company bearing 26.6% interest with principal and interest due within 30 days after change of control.  No interest was paid during 2019.

On May 6, 2019, Better Choice Company refinanced the $4.6 million line of credit and the $1.6 million note payable to the director with a $6.2 million revolving credit agreement with Franklin Synergy Bank.  All advances relating to this revolving credit agreement bear a fixed rate of interest equal to 3.7% per annum, which may be adjusted from time to time subject to certain conditions. In addition, the Company paid a fee of $10,000 upon closing. The Company is also required to pay a late charge equal to 5% of the aggregate amount of any payments of principal and/or interest that are paid more than 10 days after the due date.  This note matures on May 6, 2020.  The Franklin Synergy Bank note requires that the Company maintain deposits on account at the bank in the total amount of $6.2 million.  If withdrawals are made from the account, the amount available under the revolving credit agreement decreases by the amount of the withdrawal.

TruPet and Bona Vida became guarantors of the Company’s obligations under the Loan Agreement after the closing of the acquisitions. In addition, pursuant to a Security Agreement by and between the Company and Lender dated the date of the Loan Agreement (the “Security Agreement”), the Company has granted the Lender a security interest in all assets of the Company owned or later acquired. The Loan Agreement also contains certain events of default, representations, warranties and covenants of the Company and its subsidiaries. For example, the Loan Agreement contains representations and covenants that, subject to exceptions, restrict the Company’s ability to do the following, among things: incur additional indebtedness, engage in certain asset sales, or undergo a change in ownership.

Interest expense of approximately $0.1 million and $0.1 million was recorded in the statements of operations related to the lines of credit and director note for the three and six months ended June 30, 2019, respectively.

Interest expense of approximately an immaterial amount and approximately $0.1 million was recorded in the statements of operations related to the line of credit and the director note for the three and six months ended June 30, 2018, respectively.

Note 8 – Warrant Derivative Liability

On December 12, 2018, the Company closed a private placement offering (the “December Offering”) of 1,425,641 units (the “Units”), each unit consisting of (i) one share of the Company’s Common Stock and (ii) a warrant to purchase one half of a share of Common Stock. The Units were offered at a fixed price of $1.95 per Unit for gross proceeds of $2.8 million. Costs associated with the December Offering were $0.1 million, and net proceeds were $2.7 million. $2.6 million of the net proceeds were received by the Company during the period ended December 31, 2018 for the sale of 1,400,000 common shares, and $0.1 million of the net proceeds were received on January 8, 2019 for the sale of 25,641 common shares. The warrants are exercisable over a two-year period at the initial exercise price of $3.90 per share. The warrant holders have an option to settle in cash in the event of a change of control of the Company. The Company considers these warrants a derivative liability and calculated the fair value of this liability utilizing a Lattice Model that values the warrant based upon a probability weighted discounted cash flow model.

At May 6, 2019, the derivative liability was recorded at fair value as part of the purchase price of Better Choice Company by TruPet.

The following schedule shows the change in fair value of the derivative liabilities for the period from May 6, 2019 through June 30, 2019.

Dollars in thousands	Warrant Liability
Assumption of warrants pursuant to May 6, 2019 acquisition of Better Choice Company	$2,110
Change in fair value of derivative liability	193
Balance as of June 30, 2019	$2,304

	May 6, 2019	June 30, 2019
Warrant Liability
Stock Price	$6.00	$6.35
Exercise Price	$3.90	$3.90
Remaining term (in years)	1.60 – 1.68	1.45 – 1.53
Volatility	64%	65%
Risk-free interest rate	2.39%	1.98%

The warrants feature provisions to reset the exercise price in the event of certain fundamental transactions. Such a transaction is considered a likelihood of 50% for December 31, 2019.

Additionally, the warrants feature provisions to force an early exercise in the event of the Company’s stock trading above a certain threshold for a specified period.  The Company considers the likelihood of meeting these conditions to be zero.

If all shares were redeemed at June 30, 2019, the Company would be required to pay $2.3 million if all warrants were settled in cash as a result of a fundamental transaction or issue 712,823 shares if all warrants were settled in shares.

Note 9 - Loyalty Program Provision

The Company offers a loyalty program to all of its direct-to-consumer customers. The loyalty program is designed to increase customer visits and spending.  There are two tiers to the program as outlined below:

Tier 1: the customer earns six points for every $1 spent

Tier 2: the customer earns points at a much faster rate and will also have opportunities to earn bonus points for different events, such as a birthday.  This tier is known as the TruDog Love Club (TLC), and the customer accumulates twelve points for every $1 spent.

The redemption requirements are the same under both levels, for every five hundred points earned, customers receive a $5 gift code which can be redeemed for goods purchased in the future.  The Company records a liability provision of 45% of all accrued and unredeemed points based on historical redemption rates.  The redemption rate is consistent with the redemption rate used for the period ending December 31, 2018.  We have included the redemption amounts as deferred revenue on the Condensed Consolidated Balance Sheets.  As of June 30, 2019 and December 31, 2018, earned, but not redeemed, loyalty program awards are estimated to be $0.2 million and $0.1 million, respectively, and are recorded as a deferred revenues.

Note 10 – Other Liabilities

Other liabilities include outstanding amounts on bank issued revolving credit cards. Interest rates on the issued credit cards was 22% for purchases and 24.24% for cash advances for the three and six months ended June 30, 2019 and 2018.

Under the terms of a Business Cash Advance Agreement, during 2018, the Company sold $2.0 million of future receivables for proceeds of $1.9 million. Future receivables are defined as all future payments made by cash, check, ACH, direct or pre-authorized debit, wire transfer, credit card, debit card, charge card or other form of payment related to the business of the Company.  The creditor had the right to decline to purchase any future receivables and/or adjust the amount of the advance. In the event of a sale, disposition, assignment, transfer or otherwise of all or substantially all of the business assets, the creditor’s consent was required or repayment in full of the amount of future receivables remaining.  The future receivables were remitted to the creditor based on a percentage of daily cash receipts.  All remaining advances were repaid as of June 30, 2019.

Dollars in thousands	Advance #1	Advance #2	Advance #3	Total
Opening balance – January 1, 2018	$-	$-	$-	$-
Advance of outstanding amounts	399	965	1,050	2,414
2018 Payments	(429)	(256)	(102)	(787)
Rollover to Advance #3		(824)	824
Advance fixed fee	30	115	126	271
Closing Balance – December 31, 2018	-	-	1,899	1,899
Payments			(1,899)	(1,899)
Balance June 30, 2019	$-	$-	$-	$-

Note 11 – Redeemable Preferred Stock

On October 22, 2018, the Board of Directors of Better Choice Company approved a resolution to designate a series of 2,900,000 shares of its Series E Convertible Preferred Stock pursuant to its articles of incorporation. The Series E Convertible Preferred Stock has a stated value of $0.99 per share; is convertible to Common Stock at a price of $0.78 per share and accrues dividends at the rate of 10% per annum on the stated value. The Series E Convertible Preferred Stock has voting rights equal to those of the underlying Common Stock. Under certain default conditions, the Series E Convertible Preferred Stock is subject to mandatory redemption in cash equal to 125% of the greater of $0.99 per share ($1.23 per share) or 75% of the market price of the Common Stock. As the redemption is outside the control of the Company, the Series E Convertible Preferred Stock has been recorded as mezzanine equity between liabilities and equity in the balance sheet.

On May 6, 2019, the Series E Convertible Preferred Stock was recorded at its fair value based on the $6.00 per share closing price of Better Choice Company’s common shares as they remained outstanding after the reverse acquisitions discussed in Note 2 above.

On May 10, 2019 and May 13, 2019, holders of the Company’s Series E Convertible Preferred Stock converted 689,394 and 236,364 preferred shares into 875,000 and 300,000 shares of the Company’s Common Stock, respectively.

Pursuant to waiver letters executed by each investor, the holders of the Company’s Series E Convertible Preferred Stock agreed to waive their right to the distribution of dividends until October 22, 2019.

The below table summarizes changes in the balance of Series E Convertible Preferred Stock for the periods ended June 30, 2019 and December 31, 2018 including its value prior to acquisition by the Company.

	Number	Amount
Dollars in thousands
Issued on October 18, 2018	2,846,356	$2,023
Converted to Common Stock	(212,678)	(152)
Balance on May 6, 2019	2,633,678	1,871
Purchase price adjustment		18,188
Outstanding at May 6, 2019	2,633,678	20,059
Converted to Common Stock	(925,758)	(7,052)
Balance at June 30, 2019	1,707,920	$13,007

Note 12 - Stockholders’ Deficit

On May 6, 2019, Better Choice Company completed the acquisition of TruPet pursuant to a Stock Exchange Agreement dated February 2, 2019 and amended May 6, 2019.  At the closing of the transaction, Better Choice Company issued 15,027,533 shares of its Common Stock in exchange for 93% of the outstanding ownership units of TruPet.  Additionally, on May 6, 2019, Better Choice Company also completed the acquisition of Bona Vida pursuant to an Agreement and Plan of Merger dated February 28, 2019 and amended May 3, 2019.  At the closing of the transaction, Better Choice Company issued 18,003,273 shares of its Common Stock in exchange for all outstanding shares of Bona Vida.  The operations of Better Choice Company subsequent to the acquisitions are those of TruPet and Bona Vida.  For accounting purposes, the transaction is considered a reverse merger whereby TruPet is considered the accounting acquirer of Better Choice Company.

As a result of the transaction the historical TruPet members’ equity (units and incentive units) has been recast to reflect the equivalent Better Choice Common Stock for all periods presented after the transaction.  Prior to the transaction, TruPet was a Limited Liability Company and as such, the concept of authorized shares was not relevant.

Series A Preferred Units

In December 2018, the Company completed a private placement and issued 2,162,536 Series A Preferred Units (no par value) to unrelated parties for $2.40 per unit.  The proceeds were approximately $4.7 million, net of $0.5 million of share issuance costs.  Additionally, on February 12, 2019, an additional private placement of 62,500 Series A Preferred Units at $2.40 per unit was completed.  The proceeds were approximately $0.2 million, net of share issuance costs.

On May 6, 2019, all Series A Preferred Units were converted to 2,460,517 shares of Common Stock.

Series E Preferred Stock

On May 6, 2019, the Company acquired 2,633,678 shares of Series E Preferred Stock issued by Better Choice Company in the transaction. Series E Preferred Stock is treated as mezzanine equity as it has redemption features that can be exercised by the holder under certain instances outside the control of the Company. 925,758 shares of Series E Preferred Stock were converted to Common Stock in the three- and six-month period ended June 30, 2019. As of June 30, 2019, 1,707,920 shares of Series E Preferred Stock remain outstanding. Full conversion of the remaining Series E Preferred Stock would result in the issuance of 2,167,745 shares of Common Stock.

Common Stock

The Company was authorized to issue 580,000,000 shares of Common Stock as of December 31, 2018. On April 22, 2019, the Company filed a certificate of amendment of certificate of incorporation with the State of Delaware which reduced the number of authorized shares of Common Stock to 88,000,000. The Company has 43,168,161 and 11,661,485 shares of Common Stock issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.

On March 14, 2019, the Company filed a certificate of amendment of Certificate of Incorporation with the Delaware Secretary of State to effect a one-for-26 reverse split of Common Stock effective March 15, 2019. All of the Common Stock amounts and per share amounts in these financial statements and footnotes have been retroactively adjusted to reflect the effect of this reverse split.

On December 12, 2018, Better Choice Company closed a private placement offering (the “December Offering”) of 1,425,641 units (the “Units”), each unit consisting of (i) one share of the Company’s Common Stock and (ii) a warrant to purchase one half of a share of Common Stock.  The Units were offered at a fixed price of $1.95 per Unit for gross proceeds of $2.8 million.  Costs associated with the December Offering were $0.1 million, and net proceeds were $2.7 million.  Net proceeds of $2.6 million were received by the Company during the period ended December 31, 2018 for the sale of 1,400,000 common shares, and $0.1 million of the net proceeds were received on January 8, 2019 for the sale of 25,641 common shares. The Warrants are exercisable over a two-year period at the initial exercise price of $3.90 per share. (See Note 8 – Warrant Derivative Liability). A portion of the proceeds from this private placement was used to acquire the initial 7% of TruPet.

In connection with the December Offering, Better Choice Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with each investor in the Offering. Pursuant to the Registration Rights Agreement, the Company agreed to use commercially reasonable efforts to file with the Securities and Exchange Commission a registration statement on Form S-1 (or other applicable form) within 60 days following the closing date to register the resale of the shares of Common Stock sold in the Offering and shares of Common Stock issuable upon exercise of the Warrants.

On November 18, 2018 the Company entered into a consulting agreement for management services. The consultant was awarded the equivalent of 303,427 shares of Common Stock, half which vested on November 18, 2018 and the remainder on a monthly schedule over 2 years.

During the period from January 1, 2019 through May 5, 2019, equity awards for the equivalent of 979,716 shares were issued to employees and consultants and were valued at a weighted average value per share of $2.26, the fair value at the date of award.  The awards vested over three years.

However, on May 6, 2019, all equity incentive awards issued prior to May 6, 2019 immediately vested.  As a result of the immediate vesting of these awards, share-based compensation expense equal to $2.2 million and $2.4 million has been recorded during the three and six-months ended June 30, 2019.  There were no equity awards issued or outstanding during the three and six months ended June 30, 2018.

The Company retired 914,919 member units (equivalent to 1,011,748  Common Shares) in TruPet representing the 7% Better Choice Company ownership of TruPet valued at $2.2 million which was recorded as part of loss on acquisition.

The Company also issued 5,744,991 million units for gross proceeds of $3.00 per unit, also closing on May 6, 2019 (the “PIPE Transaction”).    Each unit included one common share of Better Choice Company stock, and a warrant to purchase an additional share.  The funds raised from the PIPE Transaction will be used to fund the operations of the combined company. Net proceeds of $15.7 million were received in the private placement, allocable between shares of Common Stock and warrants.

Pursuant to Damian Dalla-Longa’s (“Mr. Dalla-Longa”) employment agreement with Bona Vida dated October 29, 2018, he was entitled to a $500,000 Change of Control payment.  It was later agreed to and included in Mr. Dalla-Longa’s Better Choice Company employment agreement dated May 6, 2019, that he would receive 100,000 common shares in the Company in consideration for the $500,000 Change of Control payment.  The 100,000 common shares were valued at $6.00 per share, which was the market value as of the date of Mr. Dalla-Longa’s employment agreement.

Stock Options

On May 6, 2019, the Company acquired the Better Choice Company, Inc. 2019 Incentive Award Plan (“2019 Incentive Award Plan”) which became effective as of April 29, 2019. The 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock or cash-based awards or a dividend equivalent award (each an “Award”). Non-employee directors of the Company and employees and consultants of the Company or any of its subsidiaries are eligible to receive awards under the 2019 Plan. The 2019 Plan authorizes the issuance of (i) 6,000,000 shares of common stock plus (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 10% of the shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of common stock as determined by the Board.  At the time of acquisition, the following grants had been issued under the 2019 Incentive Award Plan:

On May 6, 2019, as part of the merger, the Company acquired options to purchase an aggregate of 3,750,000 shares of the Company’s Common Stock at an exercise price of $5.00 per share. These options had been granted to management of Better Choice Company on May 2, 2019. Subject to the holder’s continued service to the Company, each such option vests with respect to 1/24th of the underlying shares on each monthly anniversary of the grant date such that the option is fully vested on the second anniversary of the grant date.

On May 6, 2019, as part of the merger, the Company acquired options to purchase an aggregate of 1,500,000 shares of the Company’s Common Stock at an exercise price of $5.00 per share. These options had been granted to non-employee directors of Better Choice Company on May 2, 2019. Subject to the holder’s continued service to the Company, each such option vests with respect to 1/24th of the underlying shares on each monthly anniversary of the grant date such that the option is fully vested on the second anniversary of the grant date.

After the acquisition, the following stock option awards were granted under the 2019 Incentive Award Plan, subject to stockholder approval of the 2019 Incentive Award Plan:

On May 21, 2019, the Company granted to third-party consultants options to purchase an aggregate of 60,000 shares of the Company’s Common Stock at an exercise price of $7.50 per share.  Subject to the holder’s continued service to the Company, each such option vests with respect to 1/36th of the underlying shares on each monthly anniversary of the grant date, such that the option is fully vested on the third anniversary of the grant date.

On May 21, 2019, the Company granted to employees options to purchase an aggregate of 30,000 shares of the Company’s Common Stock at an exercise price of $7.50 per share.  Subject to the holder’s continued service to the Company, each such option vests with respect to 25% of the underlying shares on the first anniversary of the grant date and the remainder vests in 24 equal installments on each monthly anniversary of the grant date following the first anniversary of the grant date, such that the option is fully vested on the third anniversary of the grant date.

On June 29, 2019, the Company granted to employees options to purchase an aggregate of 3,000 shares of the Company’s Common Stock options at an exercise price of $7.50 per share.  Subject to the holder’s continued service to the Company, each such option vests with respect to 25% of the underlying shares on the first anniversary of the grant date and the remainder vests in 24 equal installments on each monthly anniversary of the grant date following the first anniversary of the grant date, such that the option is fully vested on the third anniversary of the grant date.

Following the stockholder approval of the 2019 Incentive Award Plan, all vested options described herein will become exercisable and may be exercised through the ten-year anniversary of the grant date (or such earlier date described in the applicable award agreement following a holder’s termination of service).

Dollars in thousands except per share amounts	Date of grant(s)	Vesting period (years)	Number	Exercise price ($)	Share-based payment expense ($)	Risk-free rate	Volatility	Dividend yield	Expiry (yrs)	Remaining Life (yrs)
Option grant	5/21/2019	2	60,000	$7.50	9	2.28%	55.00%	Nil	10	9.9
Option grant	5/21/2019	3	30,000	$7.50	5	2.28%	55.00%	Nil	10	9.9
Option grant	6/29/2019	3	3,000	$7.50	0	1.84%	56.00%	Nil	10	10.0
			93,000		$14

Pursuant to ASC 718-10-35-8, the Company recognizes compensation cost for stock and option awards with only service conditions that have a graded vesting schedule on a straight-line basis over the service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

The following table summarizes the significant terms of options outstanding at June 30, 2019:

Range of exercise prices	Number of options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding options	number of options exercisable	Weighted average exercise price of exercisable options
$5.00 – 7.50	5,381,462	9.8	$5.06	260,545	5.04

Transactions involving options are summarized below:

	Number of Options	Weighted Average Exercise Price
Acquired on May 6, 2019	5,288,462	$5.00
Granted	93,000	$7.50
Options outstanding at June 30, 2019	5,381,462	$5.04

The intrinsic value of outstanding options is $34.2 million as of June 30, 2019.

Warrants

On May 6, 2019, the Company acquired 913,310 warrants with a weighted average exercise price of $3.70 with the acquisition of Better Choice Company. The Company also issued 5,744,991 warrants with an exercise price of $4.50 on May 6, 2019 as part of the PIPE. No warrants were exercised in the six months ending June 30, 2019.

	Number of Warrants	Weighted Average Exercise Price
Warrants Acquired on May 6, 2019	913,310	$3.70
Issued	5,744,991	$4.50
Exercised	-	-
Canceled / expired	-	-
Warrants outstanding at June 30, 2019	6,658,301	$4.39

The intrinsic value of outstanding warrants is $13.0 million as of June 30, 2019.

Note 13 - Related Party Transactions and Material Service Agreements

Related Party Transactions

Management Services

A related party provided management services during 2018.  Payments related to this arrangement were immaterial for the three and six-month period ended June 30, 2018.  No payments were made to the related party during 2019.  Outstanding balances were immaterial amounts for the periods ending June 30, 2019 and December 31, 2018, respectively.

Marketing Services

A related party provides online traffic acquisition marketing services for the Company. The Company paid immaterial amounts for their services during the three and six months ended June 30, 2019, respectively. The Company did not use this related party’s services in 2018. The service contract has a 30-day termination clause.  Outstanding balances were $0.1 million and an immaterial amount for the periods ending June 30, 2019 and December 31, 2018, respectively.

Financial and Accounting Personnel

The Company entered into an agreement in December 2018 for assistance and support regarding its financial operation and capital raise efforts and can be terminated at any time by either party with a 60-day notice with an affiliate of the managing member. The agreement requires payments amounting to $21,160 every four weeks through December 2020. Payments related to this agreement amounted to $0.1 million and $0.2 million for the three and six-month period ended June 30, 2019, respectively.

The Company entered into an employment agreement in February 2019 with a previous executive for a term of six months.  Payments related to this agreement amounted to $0.1 million and $0.2 million for the three and six-month period ended June 30, 2019.

Finder’s Fee and Other Services

The Company paid a finders’ fee of $0.3 million during the year ended December 31, 2018 to an entity owned by one of its members. Additionally, the Company paid approximately $0.4 million to this entity for other professional services rendered.  No amounts have been paid in 2019.

Material Service Agreements Consummated with Third Parties:

Financial and Accounting Personnel

The Company entered into a new agreement in December 2018 for accounting management services for a fee of $8,370 to be paid every two weeks. Prior to this entering into this agreement, the same company was performing similar services in 2018 for $2,600 every two weeks.

Payments related to this agreement amounted to $0.1 million and an immaterial amount for the three-month period ended June 30, 2019 and 2018, respectively.

Payments related to this agreement amounted to $0.2 million and an immaterial amount for the six-month period ended June 30, 2019 and 2018, respectively.

Marketing Services

The Company entered into multiple agreements with marketing services with independent contractors during 2018 and 2019.  Payments related to the marketing agreements amounted to $0.2 million and an immaterial amount for the three-month period ended June 30, 2019 and 2018, respectively.

Payments related to the marketing agreements amounted to $0.4 million and $0.2 million for the six-month period ended June 30, 2019 and 2018, respectively.

Placement and Selling Agent

In December 2018, the Company executed an agreement with a third party to assist the Company in identifying and negotiating with potential investors, assisting in due diligence, and other capital market functions for a term of six months. The agreement calls for a $0 base fee and a 5% commission on cash proceeds obtained in exchange for shares or equity interest in the Company. The commissions can be paid in cash or equity in the Company. This agreement has an initial six-month term and, thereafter, the Company at its option may elect to extend this agreement for one successive twelve-month term upon a sixty-day notice prior to the end of the initial term.

Payments related to this agreement amounted to $0.1 million for the year ended December 31, 2018 and was capitalized to related private placement as costs of issuance.  On May 6, 2019, the Company expensed the issuance costs of $0.1 million.  No other amounts were paid under this agreement in 2019.

On May 6, 2019, the Company issued the equivalent of 798,492 shares of its Common Stock to the Placement and Selling Agent. As a cost associated with the merger, this amount is presented as a loss on acquisition of $4.8 million.

Note 14 - Major Suppliers

The Company purchased approximately 83% and 72% of its inventories from one vendor for the six months ended June 30, 2019 and 2018, respectively. Additionally, the Company primarily utilized one vendor for outsourced manufacturing of meals for the six-month periods ended June 30, 2019 and the year ended June 30, 2018.

Note 15 - Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivables. The Company places its cash and cash equivalents with primarily one financial institution. At times, such amounts may be in excess of the FDIC insured limit. The Company has never experienced any losses related to these balances.  As of June 30, 2019 and December 31, 2018 the Company had deposits in excess of the FDIC insured limits of $10.3 million and $3.4 million, respectively.

The Company routinely assesses the financial strength of its customers and, consequently, believes that its accounts receivable credit risk exposure is limited.

Note 16 - Net Loss per Share

Basic and diluted net loss per share attributable to Common Stockholders is presented using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that has not yet recognized are collectively assumed to be used to repurchase shares.

Basic and diluted net loss per share is calculated by dividing net loss attributable to Common Stockholders by the weighted-average shares outstanding during the period.  For the six months ended June 30, 2019 and 2018, the Company’s basic and diluted net loss per share attributable to Common Stockholders are the same, because the Company has generated a net loss to Common Stockholders and Common Stock equivalents are excluded from diluted net loss per share as they have an antidilutive impact.

The following table sets forth basic and diluted net loss per share attributable to Common Stockholders for the three and six months ended June 30, 2019 and 2018:

Dollars in thousands except per share amounts	Six Months Ended June 30		Three Months Ended June 30
	2019	2018	2019	2018
Common Stockholders
Numerator:

Net loss	$(164,286)	$(2,400)	$(161,506)	$(745)
Less: Preferred Stock Dividends	(27)	-	(27)	-
Net loss attributable to Common Stockholders	$(164,313)	$(2,400)	$(161,533)	$(745)
Denominator:
Weighted average shares used in computing net loss per share attributable to Common Stockholders, basic and diluted	21,202,188	11,497,128	30,638,048	11,497,128
Net loss per share attributable to Common Stockholders, basic and diluted	$(7.75)	$(0.21)	$(5.27)	$(0.06)

Note 17 - Going Concern

The Company has incurred significant losses over the last three years and has a significant accumulated deficit. These operating losses create an uncertainty about the Company’s ability to continue as a going concern for a period of twelve months from the date these unaudited condensed consolidated financial statements are issued. Management has evaluated whether the unaudited condensed consolidated financial statements should be presented as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The unaudited condensed consolidated financial statements have been prepared on a going concern basis. In making this assessment, management conducted a comprehensive review of the Company’s affairs including, but not limited to:

•	The Company’s financial position at June 30, 2019 which includes $0.6 million of working capital;
•	Significant events and transactions the Company has entered into, including and through the date the unaudited condensed consolidated financial statements were available to be issued;
•	The loss from operations includes $4.2 million related to non-cash stock compensation;
•	Sales and profitability forecasts for the Company for the next financial year;
•	The continued support of the Company’s members and lenders.
•	The repayment of the line of credit with proceeds from a new $6.2 million loan. To address the future additional funding requirements members have undertaken the following initiatives:
o	To continue to monitor the Company’s ongoing working capital requirements and minimum expenditure commitments;
o	Continue their focus on maintaining an appropriate level of corporate overhead in line with the Company’s available cash resources.

Management is confident that it will be able to meet its minimum expenditure commitments and support its planned level of overhead expenditures. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 18 - Subsequent Events

Management has evaluated subsequent events through the date on which the unaudited condensed consolidated financial statements were issued.

On June 28, 2019, the Company granted 500,000 options to Andreas Schulmeyer, the Company’s Chief Financial Officer, subject to commencement of employment on July 29, 2019.  The options have an exercise price of $6.35 and vest over a two-year period beginning with commencement of employment.

On July 23, 2019, the Audit Committee of the Board of Directors of the Company appointed Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal periods on or after January 1, 2019.

On July 29, 2019, Mr. Schulmeyer received a grant of 6,042 common shares as a consulting fee pursuant to his employment agreement dated June 28, 2019.

On August 14, 2019, the Company granted 30,000 options to an employee of the Company.  The options have an exercise price of $4.00 and vest over a three-year period.

On August 28, 2019, the Company entered into a radio advertising agreement with iHeartMedia + Entertainment, Inc. The Company issued 1,000,000 common shares which shall be entirely paid for by iHeartMedia in the form of a commitment from iHeartMedia to provide to Company advertising media inventory having an aggregate value of $5,000,000. Company has committed to using $2,500,000 of the media inventory by August 28, 2020 with the remainder of the inventory available through August 28, 2021

On August 30, 2019, the Company granted 100,000 stock options to Mr. Schulmeyer. These options have an exercise price of $3.90 and vest over a two-year period.

On September 6, 2019, the Audit Committee notified RBSM LLP of the Audit Committee’s approval to dismiss RBSM as the Company’s independent registered public accounting firm upon filing of this Quarterly Report.

On September 9, 2019, the Company granted 30,000 options to an employee of the Company.  The options have an exercise price of $3.70 and vest over a three-year period.

On September 13, 2019, Lori R. Taylor notified the Company of her decision to resign as Co-Chief Executive Officer of the Company effective as of September 13, 2019. The Company also entered into a separation agreement with Ms. Taylor, in connection with her resignation as an officer of the Company, effective as of the date thereof. Pursuant to the separation agreement all outstanding stock option awards will become fully vested on November 12, 2019, subject to Ms. Taylor’s continued cooperation with the Company through such date and subject to the effectiveness and irrevocability of the release of claims.  Ms. Taylor will continue to serve as a member of the board of directors of the Company.

On September 17, 2019, the Company entered into a 5-year consulting agreement with Bruce Linton. As compensation for the services rendered, the Company has issued 2,500,000 share purchase warrants to acquire one share each of Company Common Stock with an exercise price of $0.10. An additional 1,500,000 share purchase warrants to acquire one share each of Company Common Stock with an exercise price of $10.00.

The Warrants will vest as follows: (i) 50% (or 1,250,000) of the Warrants (the “Tranche 1 Warrants”), will vest and be exercisable upon the earlier of (Y) September 17, 2020 or (Z) immediately prior to a Change in Control (as such term is defined under the Company’s 2019 Incentive Award Plan) (a “Change in Control”) and (ii) the remaining 50% (or 1,250,000) of the Warrants (the “Tranche 2 Warrants”) will vest and be exercisable upon the earlier of (Y) March 17, 2021 or (Z) immediately prior to a Change in Control, in each case, subject to Mr. Linton’s continued service to the Company through the applicable vesting date or Change in Control. The Warrants have a term expiring on September 17, 2029 (the “Expiry Date”) and will be subject to such other terms and conditions as may be determined by the Board.

The Additional Warrants will be exercisable on the earlier of (Y) March 17, 2021 or (Z) immediately prior to a Change in Control, in each case, subject to Mr. Linton’s continued service to the Company through the applicable date. The Additional Warrants have a term expiring on the Expiry Date and will be subject to such other terms and conditions as may be determined by the Board.

If Mr. Linton should cease to be engaged by the Company for any reason, other than as a result of a termination by reason of Just Cause (as such term is defined in the Independent Contractor Agreement) or as a result of Mr. Linton’s resignation as an independent contractor of the Company, the Incentive Warrants which have not then vested will immediately prior to the date Mr. Linton ceases to be engaged with the Company be deemed to become vested and such Incentive Warrants will remain exercisable until the Expiry Date.

During the month of September 2019 several warrant holders converted 1,144,999 warrants to 1,259,498 Common Stock shares. The Company received $4.0 million in return for the common shares issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Outlook

Better Choice Company is a holistic pet wellness company providing high quality raw Cannabidiol (“CBD”) infused and non-CBD infused food, treats, and supplements in addition to dental care products and accessories for pets and their human parents.  Our products are formulated and manufactured using only high-quality ingredients manufactured, tested and packaged to our specifications.

On February 2, 2019 and February 29, 2019, respectively, Better Choice Company entered into definitive agreements to acquire through stock exchange agreements, approximately 93% of the outstanding limited liability company interest of TruPet LLC and all of the outstanding shares of Bona Vida, Inc., an emerging hemp-based CBD platform focused on developing a portfolio of brand and product verticals within the animal health and wellness space. On May 6, 2019, Better Choice Company consummated the stock exchange transactions whereby TruPet LLC and Bona Vida, Inc. became wholly owned subsidiaries of Better Choice Company. For accounting and financial reporting purposes, the transaction has been treated as a reverse acquisition whereby TruPet is considered the acquiror of Better Choice Company. Thus, the historical financial information of the registrant is that of TruPet even though the legal registrant remains Better Choice Company.

TruPet was founded in 2013 and has a track record of increasing its sales and customer base since that time. TruPet has contributed to and has benefited from the positive trend toward feeding pets a healthy, natural diet.  We pride ourselves on our customer service and ability to communicate and educate our customers.  During 2017 and 2018, we increased marketing investments to acquire new customers while also maintaining our relationship with our current customers.  During 2017, we launched the TruDog Love Club (“TLC”), a loyalty program that provides our customers with unique benefits including discounted prices, subscription shipments of replenishable products, free or reduced shipping, and other benefits not available to non-TLC members.  The program has expanded and now has two tiers of loyalty club members. Tier 1 awards customers with six points per dollar spent and tier 2, TLC, awards customers with twelve points per dollar spent and provides opportunities to earn points at a higher rate.  The number of loyalty members has grown to approximately 28,000 club members since its inception. Approximately 81% of DTC sales during the six-month period ending June 30, 2019 were from returning customers including TLC club members.

In order to obtain customers, we invest in advertising on social media sites and offer products to first time buyers at significant discounts.  Our goal is to blend different acquisition channels as efficiently as possible in our advertising so that we obtain the most customers for the least amount of spend while maintaining our target growth rates.  We are currently evaluating various long-term metrics for customer acquisition to determine the optimum mix of customer acquisition spend.

During 2018, we experienced two separate recalls of our products as a result of the detection of salmonella.  Since that time, we and our third-party manufacturing partners have increased testing of each product batch to avoid any additional recalls.  While we do not believe we lost customers because of the recalls, we did incur additional shipping and customer service expenses to alleviate and avoid additional backlogs in product shipments caused by the recalls.  We allowed products to be shipped from the manufacturing plants to the warehouse using truckloads not at full capacity, or LTL, which is more expensive than limiting our shipments to full-capacity truckloads.  We also shipped customer orders in several shipments, rather than waiting to fulfill entire orders as certain products were backlogged due to the recall. To address the additional strain on our customer service function, we also expanded the number and hours of our customer service representatives to help guide our customers through the recall process, resulting in an increase to our customer service costs.

Fiscal Year End

On May 21, 2019, the Board of Directors of the Company approved a change fiscal year from August 31 to December 31 to align with TruPet’s fiscal year end.  The fiscal year change for the Company is effective with our 2019 fiscal year, which begins January 1, 2019 and ends December 31, 2019.

Management’s Discussion and Analysis

Components of Our Results of Operations

Net Sales

We sell non-CBD and CBD infused product for pets, including private branded freeze dried and dehydrated raw foods, supplements, dental care products for dogs, and treats and accessories for dogs, cats, and pet parents.  We sell our products through our online portal directly to our consumers and through online retailers and pet specialty retail stores. Our products are sold under the TruDog, RawGo, TruCat, OraPup and Bona Vida brands.

Net sales include revenue derived from the sale of our products and related shipping fees offset by promotional discounts, refunds and loyalty points earned.  We offer a variety of promotions and incentives to our customers including daily discounts, multi-bag purchase discounts and coupon codes for initial purchases.  Historically, our net sales have been driven by our distribution of our products through our direct to consumer channel.  However, sales through the retail channel have become a more important component of our growth in net sales and gross profit.

Key factors that affect our future sales growth include: our new product introduction in both the non-CBD and CBD markets, our expansion into retail and other specialty channels, entry into the market of competitors in the CBD industry and international expansion. We recognize revenue to depict the transfer of promised goods to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. Revenue is recognized upon receipt of product by our DTC customers and at the time of shipment for our retail and consignment customers. We record a revenue reserve based on past return rates to account for customer returns.

Cost of Goods Sold and Gross Profit

Our products are manufactured to our specifications by contracted manufacturing plants.  We design our packaging in-house for manufacture by third parties. Packaging is shipped directly to contracted manufacturing plants. We directly source the hemp derived CBD oils used in our products from select suppliers to ensure product quality and traceability of the ingredient. CBD oils are shipped to our warehouse and forwarded to our contracted manufacturing partners as needed for production. Our contract manufacturers procure the raw food ingredients, manufacture, test and package our products.  Cost of goods sold consists primarily of the cost of product obtained from the contract manufacturing plants, packaging materials and CBD oils directly sourced by the Company, and freight for shipping product from our contract manufacturing plants to our warehouse. We review inventory on hand periodically to identify damages, slow moving inventory, and/or aged inventory. Based on the analysis, we record inventories on the lower of cost and net realizable value, with any reduction in value expensed as cost of goods sold.

We calculate gross profit as net sales, including any shipping revenue collected from our customers, less cost of goods sold. Our gross profit has been and, we expect, will continue to be affected by a variety of factors, primarily product sales mix, volumes sold, discounts offered to our club members, discounts offered to newly acquired and recurring customers, the cost of our manufactured products, and the cost of freight from the manufacturer to our warehouse. Changes in cost of goods sold and gross profit may be driven by the volume and price of our sales, including the extent of discounts offered, variations in the cost of CBD and the price we pay for our manufactured products and variations in our freight costs.

Operating Expenses

Sales and marketing expenses include costs related to customer service and warehousing, merchant credit card fees, compensation for sales personnel, shipping costs, other costs related to the selling platform, as well as marketing, including paid media and content creation expenses.  Customer service and warehousing costs include the cost of our customer service department, including our in-house call center, and costs associated with warehouse operations, including but not limited to payroll, rent, and warehouse management systems. Marketing expenses consist primarily of Facebook and other media ads, other advertising and marketing costs, all geared towards acquiring new customers and building brand awareness. We expect selling expenses to continue to grow as we actively acquire new online customers and begin to build our wholesales channel.

General and administrative expenses include management and office personnel compensation and bonuses, stock compensation, corporate level information technology related costs, rent, travel, professional service fees, insurance, product development costs and general corporate expenses. We expect general and administrative expenses to continue to increase in absolute dollars as we expand our commercial infrastructure to both drive and support our planned growth in revenue and support the additional costs associated with being a public company.

Research and Development

We do not invest in non-CBD pet food research, but we do continually review sales of our existing products as well as those of non-CBD competitors to identify possible product extensions. We acquired two CBD related research agreements as part of the acquisition of Bona Vida Inc. We will invest resources into the effectiveness of CBD infused canine pet food to determine if specific strains of CBD are more effective than others in addressing canine health issues.  We are also conducting trials with existing products to determine optimal product formulations. During the periods ended June 30, 2019 and June 30, 2018, we did not record research and development expenses. We expect to incur research and development expenses during the remainder of 2019 and in future periods.

Interest Expense

Interest expense originates from debt incurred under a under a revolving credit agreement entered into in May 2019, and under our note payable to a prior TruPet LLC member, corporate credit cards, and our line of credit agreement and other debt in place prior to the acquisitions.

Income Taxes

Our income tax provision consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions and uncertain tax positions. During the periods ended June 30, 2019 and June 30, 2018, we did not record income tax expense because TruPet was a limited liability company.  Subsequent to the consummation of the acquisitions, the Company, as a corporation, is required to provide for income taxes.

Results of Operations

Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018

	Six Months Ended			Three Months Ended
Dollars in thousands	2019	2018	% Change	2019	2018	% Change
Net Sales	$7,635	$7,064	8%	$4,084	$3,818	7%
Cost of Goods Sold	4,082	3,329	23%	2,420	1,384	75%
Gross Profit	3,553	3,735	-5%	1,663	2,433	-32%
General & Administrative	6,004	1,351	344%	4,571	665	587%
Share-Based Compensation	4,212	0	-	4,006	0	-
Sales & Marketing	5,597	2,819	99%	3,412	1,512	126%
Other Operating	1,721	1,899	-9%	936	958	-2%
Loss from operations	$(13,981)	$(2,334)	499%	$(11,263)	$(702)	1,505%

Net Sales

Net sales increased $0.6 million, or 8%, to $7.6 million for the six months ended June 30, 2019 compared to $7.1 million for the six months ended June 30, 2018.

Net sales increased $0.3 million, or 7%, to $4.1 million for the three months ended June 30, 2019 compared to $3.8 million for the three months ended June 30, 2018.

Net sales increased in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 as a result of increased media and acquisition spend and a shift to higher unit priced products. Our TruDog brand shifted away from dental products during the first half of 2019 towards consumable food and topper sales. Dental products were effective for initial customer acquisition but return and retention rates were relatively low. Although food and topper products are not as effective in initial customer conversion as the dental products, topper products yield a better lifetime value as retention and repeat rates are higher. In the three months ended June 30, 2019, we saw a further increase in our acquisition and conversion rates as a result of increased media spend on Facebook and Google. A decline in sales through our online retailers Amazon and Chewy.com was the result of lower Amazon promotion spends and Chewy.com’s customers buying directly from us. We expect to see sales to these online retailers to grow in the second half of 2019 as we rebalance our sales efforts between DTC and online retail partners.

The increase in net sales in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 as a result of higher media spend on acquiring new customers as well as a higher retention rates of customers we previously acquired. We continue to see high retention rates of returning customers either through our subscription offers or from repeat purchases. We expect the share of returning sales to continue to grow as we focus our acquisition spend on high value, repeat buyers. Online retail partners sales dropped slightly as we continued to focus on driving traffic to our own sites.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased $0.8 million, or 23%, to $4.1 million for the six months ended June 30, 2019 compared to $3.3 million for the six months ended June 30, 2018. As a percentage of revenue, cost of goods sold increased to 53% during the six months ended June 30, 2019 compared to 47% during the six months ended June 30, 2018.  The increase in cost of goods sold was primarily due to a mix shift to food and topper products, which have higher costs and lower gross margin than dental products. We continue to negotiate for improved conversion costs from our manufacturing partners and expect to see further cost reductions as we rationalize the product offering and gain scale in the remaining products. The cost of hemp derived CBD oils has declined in the market, thus, reducing our ingredient costs.  In the six-month period ended on June 30, 2018, the inventory reserve taken was $0.2 million for slow moving and discontinued items.

Cost of goods sold increased $1.0 million, or 75%, to $2.4 million for the three months ended June 30, 2019 compared to $1.4 million for the three months ended June 30, 2018.  As a percentage of revenue, cost of goods sold increased to 59% during the three months ended June 30, 2019 compared to 36% during the three months ended June 30, 2018. During the three-months ended on June 30, 2019, we continued to discount discontinued items to clear out the inventory to focus on our top selling products. The inventory review at the end of the three-month period ended on June 30, 2019 led to an inventory reserve charge of $0.2 million for the three months ended June 30, 2019 as compared to a reserve of $0.1 million for the three months ended June 30, 2018.

During the six months ended June 30, 2019, gross profit decreased $0.2 million, or 5%, to $3.6 million compared to $3.7 million during the six months ended June 30, 2018.  Gross profit margin decreased to 47% from 53% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The ongoing shift into food and topper products from the dental products sold in 2018 and discounting of discontinued products also reduced the gross margin for the six month period ended June 30, 2019.

During the three months ended June 30, 2019, gross profit decreased $0.8 million, or 32%, to $1.7 million compared to $2.4 million for the three months ended June 30, 2018.  Gross profit margin decreased to 41% from 64% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  The decrease was primarily due to the inventory reserve taken during the reporting period. The ongoing shift into food and topper products from the dental products and discounting of discontinued products also reduced the gross margin for the three months ended June 30, 2019.

Operating Expenses

During the six months ended June 30, 2019, general and administrative expenses increased approximately $4.7 million, or 345% to $6.0 million compared to $1.4 million in the six months ended June 30, 2018.

During the three months ended June 30, 2019, general and administrative expenses increased approximately $3.9 million, or 587%, to $4.6 million compared to $0.7 million in the three months ended June 30, 2018.  The increase resulted from the expansion of our corporate staff and the incurrence of professional fees post-acquisitions as we began building the infrastructure to support our status as a public company.  The increase resulted from the expansion of our corporate staff and the incurrence of professional fees post-acquisition as we began building the infrastructure to support our status as a public company.

During the six months ended June 30, 2019, we incurred share-based compensation of $4.2 million, as compared to share based compensation of an immaterial amount during the six months ended in June 30, 2018.

During the three months ended June 30, 2019, we incurred share-based compensation of $4.0 million, as compared to share based compensation of an immaterial amount during the three months ended in June 30, 2018. The increase in equity-based compensation was driven by awards issued related to the acquisitions on May 6, 2019.  The increase in equity-based compensation was driven by awards issued related to the acquisitions on May 6, 2019.

During the six months ended June 30, 2019, sales and marketing expenses, including paid media, increased approximately $2.8 million, or 99%, to $5.6 million from $2.8 million during the six months ended in June 30, 2018 as a result of increased new customer acquisition efforts. TruPet traditionally invested in Facebook advertisement to drive traffic to the site. We increased spending on Facebook and Google, and began to invest additional spend in other media outlets to build brand awareness.

During the three months ended June 30, 2019, sales and marketing expenses, including paid media, increased approximately $1.9 million, or 126%, to $3.4 million from $1.5 million during the three months ended in June 30, 2018 primarily due to a shift in media spending towards Facebook and Google advertisements as well as retargeting lapsed customers.

During the six months ended June 30, 2019, other operating costs including customer service and warehousing costs decreased $0.2 million, or 9%, to $1.7 million compared to $1.9 million for the six months ended June 30, 2018.  We rationalized the operations in our warehouse at the end of 2018, reducing the staff and operating costs. We saw higher than normal shipping costs during the six months ended June 30, 2018 due to the product recall. During this period, we shipped partial orders and replacement product, increasing our shipping expenses. During the six months ended June 30, 2019, we began renovating a new facility in Tampa, Florida to house our warehouse, fulfillment and administrative departments. Rent and associated utilities for this period are reflecting both the rent for the new facility as well as the existing facility that houses these departments.

During the three months ended June 30, 2019, other operating costs including customer service and warehousing costs decreased by an immaterial amount, or 2%, to $0.1 million compared to $0.1 million for the three months ended June 30, 2018. We rationalized the operations in our warehouse at the end of 2018, reducing staff and operating costs. In addition, we continue to reduce our unit shipping costs as we gain scale and shipping efficiency. During the three months ended June 30, 2019, we began renovating a new facility in Tampa, Florida to house our warehouse, fulfillment and administrative departments. Rent and associated utilities for this period are reflecting both the rent for the new facility as well as the existing facility.

Research and Development

During the six months ended June 30, 2019 and 2018, there were no research and development expenses incurred.  We acquired two CBD related research contracts from Bona Vida on May 6, 2019. We expect to incur expenses in the third and fourth quarters of 2019 for these contracts as our research efforts continue.

Interest Expense, Net

During the six months ended June 30, 2019, interest expense remained fairly constant at approximately  $0.1 million compared to the six months ended June 30, 2018.  Interest expense increased primarily due to increased debt incurred under a note payable to a director, offset by the refinancing of the Company’s line of credit agreement of $4.6 million and the note payable to the director of $1.6 million into a $6.2 million line of credit on May 6, 2019 at a lower interest rate.  The increased debt was necessary to finance working capital for the business.

During the three months ended June 30, 2019, interest expense changed immaterially compared to the six months ended June 30, 2018.

Income Taxes

No provision has been made for federal and state income taxes prior to the date of the acquisitions since the proportionate share of TruPet’s income or loss was included in the personal tax returns of its members because TruPet was a limited liability company.  Subsequent to the acquisitions, the Company, as a corporation is required to provide for income taxes.

The effective tax rate subsequent to the acquisitions 0%.  The effective tax rate differs from the U.S. Federal statutory rate of 21% primarily because our previously reported losses have been offset by a valuation allowance due to uncertainty as to the realization of those losses.

Loss from Acquisition

Note 2 in Notes to the Unaudited Condensed Consolidated Financial Statements details the impact of the transaction on May 6, 2019.

Liquidity and Capital Resources

Since our founding, we have financed our operations primarily through sales of member units as a limited liability company, sales of shares of Common Stock and warrants, as a corporation, preferred stock and cash flows generated by operations. At June 30, 2019, we had cash and cash equivalents of $11.2 million (including restricted cash of $6.2 million) which represented an increase of $7.3 million from December 31, 2018.

The Company has incurred significant losses over the last three years and has a significant accumulated deficit. These operating losses create an uncertainty about the Company’s ability to continue as a going concern for a period of twelve months from the date of our unaudited condensed consolidated financial statements.

Management conducted a comprehensive review of the Company’s affairs including, but not limited to:

•	The Company’s financial position at June 30, 2019 which includes $0.6 million of working capital;
•	Significant events and transactions the Company has entered into, including and through the date the financial statements were available to be issued;
•	The loss from operations which includes $4.2 million related to non-cash stock compensation;
•	Sales and profitability forecasts for the Company for the next fiscal year;
•	The continued support of the Company’s major stockholders and lenders; and
•	The repayment of the line of credit with proceeds from a new $6.2 million loan.

To address the future additional funding requirements management has undertaken the following initiatives:
•	To continue to monitor the Company’s ongoing working capital requirements and minimum expenditure commitments;
•	Continue their focus on maintaining an appropriate level of corporate overhead in line with the Company’s available cash resources.

Management is confident that it will be able to meet its minimum expenditure commitments and support its planned level of overhead expenditures. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The following table presents a summary of our cash flow for the six-month periods ended:

Dollars in thousands	June 30, 2019	June 30, 2018
Cash flows provided by (used in):
Operating activities	$(8,481)	$(2,026)
Investing activities	1,870	(31)
Financing activities	13,927	(2,031)
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,316	$(44)

Cash flows from Operating Activities

Cash provided by (used in) operating activities consisted of net loss adjusted for non-cash items, including the loss on acquisition, stock-based compensation expense, change fair value of in derivative liability, depreciation and amortization, changes in working capital and other activities

Cash used in operating activities increased $6.5 million, or 319%, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Cash used in operating activities was $8.5 million for the six months ended June 30, 2019, which consisted of the net loss of $164.3 million, offset by $150.0 million from the loss from the acquisitions, $4.2 million in stock-based compensation expense and a combined $1.4 million of net cash generated via changes in operating assets and current liabilities.   Cash used in operating activities was $2.0 million for the six months ended June 30, 2018, which consisted of net loss of $2.4 million, offset by a combined $0.4 million net cash generated via changes in operating assets and current liabilities.

The decrease in working capital (deficit) during the six months ended June 30, 2019 was primarily due to an increase of accrued liabilities of $1.6 million offset by an increase in prepaid expenses of $0.5 million.

The decrease in working capital (deficit) during the six months ended June 30, 2018 was primarily due to an increase in accounts payable of $0.5 million offset by an increase in inventories of $0.3 million

Cash flows from Investing Activities

Cash from investing activities increased by $1.9 million during the six months ended June 30, 2019 by an immaterial amount during the six months ended June 30, 2018. The change in cash from investing activities is the result of $2.0 million cash acquired in the acquisitions offset by an increase in security deposits paid.

Cash flows from Financing Activities

Cash from financing activities increased by $11.9 million, to $13.9 million, during the six months ended June 30, 2019 from $2.0 million during the six months ended June 30, 2018. The primary drivers of the overall cash from financing activities were proceeds from a private placement of $15.7 million offset by payments to eliminate the balance due under the Business Cash Advance Agreement of $1.9 million. The Company refinanced debt acquired in the merger of $6.2 million with the proceeds from the issuance of new debt of $6.2 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Significant Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to basis of presentation, use of estimates, cash and cash equivalents, inventory, revenue recognition, income taxes, fair value of financial instruments, fair value measurements, derivative financial instruments, basic and diluted loss per share, related parties, discontinued operations, and investments (see Note 1 to the Company’s unaudited condensed consolidated financial statements). We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the significant accounting policies and assumptions as detailed in Note 1 to the financial statements contained herein may involve a higher degree of judgment and complexity than others.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Management previously disclosed material weaknesses in its internal control over financial reporting in its This Transition Report on Form 10-KT for the transition period from September 1, 2018 to December 31, 2018.  These material weaknesses related to (1) our development and effective communicated to our employees and consultants our accounting policies and procedures that resulted in inconsistent practices and (2) the small size of the Company’s accounting staff, which resulted in a lack of segregation of duties and insufficient review procedures. We have begun to build our in-house finance team by hiring a Chief Financial Officer. Under the new leadership, we will review, revise and amend the internal processes to develop effective controls.

Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting described above.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.	RISK FACTORS

The Company qualifies as a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and is not required to provide information under this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have previously disclosed all sales of securities without registration under the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Listed and indexed below are all Exhibits filed as part of this Quarterly Report.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1	Agreement and Plan of Merger, dated February 28, 2019, by and among the Better Choice Company Inc., BBC Merger Sub, Inc. and Bona Vida, Inc.	8-K	333-161943	2.1	5/10/2019

2.2	First Amendment to Agreement and Plan of Merger, dated February 28, 2019, by and among the Better Choice Company Inc., BBC Merger Sub, Inc., and Bona Vida, Inc., dated May 3, 2019.	8-K	333-161943	2.1	5/10/2019

2.3	Securities Exchange Agreement, dated February 2, 2019, by and among Better Choice Company Inc., TruPet LLC and the members of TruPet LLC.	8-K	333-161943	2.3	5/10/2019

2.4	First Amendment to Securities Exchange Agreement, dated February 2, 2019, by and among Better Choice Company Inc., TruPet LLC and the members of TruPet LLC, dated May 6, 2019.	8-K	333-161943	2.4	5/10/2019

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Certificate of Incorporation.	10-Q	333-161943	3.1	4/15/2019

3.2	Bylaws.	10-Q	333-161943	3.5	4/15/2019

3.3	Certificate of Amendment to Certificate of Incorporation.	10-Q	333-161943	3.2	7/14/2017

3.4	Certificate of Amendment to Certificate of Incorporation.	8-K	333-161943	3.2	3/22/2018

3.5	Certificate of Amendment to Certificate of Incorporation.	10-KT	333-161943	3.5	7/24/2019

4.1	Form of Registration Rights Agreement dated May 6, 2019, by and among Better Choice Company Inc. and the former stockholders of Bona Vida listed on the signature pages thereto.	8-K	333-161943	4.1	5/10/2019

4.2	Form of Registration Rights Agreement dated May 6, 2019, by and among Better Choice Company Inc. and the former member of TruPet listed on the signature pages thereto.	8-K	333-161943	4.2	5/10/2019

4.3	Form of First Amendment to Registration Rights Agreement, dated June 10, 2019, by and among the Company and the stockholders party thereto	8-K	333-161943	10.1	6/13/2019

4.4	Tranche 1 Warrant, dated September 17, 2019, by and between Better Choice Company Inc. and Bruce Linton	8-K	333-161943	4.1	9/23/2019

4.5	Tranche 2 Warrant, dated September 17, 2019, by and between Better Choice Company Inc. and Bruce Linton	8-K	333-161943	4.2	9/23/2019

4.6	Additional Warrant, dated September 17, 2019, by and between Better Choice Company Inc. and Bruce Linton	8-K	333-161943	4.3	9/23/2019

10.1	Form of Subscription Agreements dated April 25, 2019, between Better Choice Company Inc. and the purchaser named in the signature pages thereto.	8-K	333-161943	10.1	4/30/2019

10.2	Loan Agreement dated May 6, 2019, between Better Choice Company Inc. and Franklin Synergy Bank.	8-K	333-161943	10.1	5/10/2019

10.3	Security Agreement dated May 6, 2019, between Better Choice Company Inc. and Franklin Synergy Bank.	8-K	333-161943	10.2	5/10/2019

10.4	Form of Revolving Line of Credit Promissory Note.	8-K	333-161943	10.3	5/10/2019

10.5	Independent Contractor Agreement, dated September 17, 2019, by and between Better Choice Company Inc. and Bruce Linton	8-K	333-161943	10.1	9/23/2019

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.6	Employment Agreement, dated as of May 6, 2019, by and between Better Choice Company Inc. and Damian Dalla-Longa.					*

10.7	Employment Agreement, dated as of May 6, 2019, by and between Better Choice Company Inc. and Lori Taylor.					*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTER CHOICE COMPANY INC.

Date: October 9, 2019	By:	/s/ Damian Dalla-Longa
Damian Dalla-Longa Chief Executive Officer

Date: October 9, 2019	By:	/s/ Andreas Schulmeyer
Andreas Schulmeyer Chief Financial Officer