Form 10-Q
period 2019-09-30
Better Choice Co Inc.
filed 2020-01-31
CIK 1471727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-161943

Better Choice Company Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	83-4284557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

164 DOUGLAS RD EAST, OLDSMAR, FL 34677
Oldsmar, Florida	34677
(Address of principal executive offices)	(Zip Code)

(813) 659-5921

(Registrant’s telephone number, including area code)

N/A

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of January 31, 2020 was 47,977,390.

BETTER CHOICE COMPANY INC.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (“Quarterly Report”) is filed by Better Choice Company Inc. (“Better Choice Company”) and as discussed in more detail in our Transition Report on Form 10-KT, filed on July 25, 2019, the Company completed its acquisitions (the “Acquisitions”) of TruPet LLC (“TruPet”) and Bona Vida, Inc. (“Bona Vida”). The Acquisition of TruPet is treated as a reverse merger with TruPet determined to be the accounting acquirer of the Company. As such, the historical financial statements prior to the Acquisitions are those of TruPet and TruPet’s equity has been re-cast to reflect shares of Better Choice Company common stock received in the acquisitions. The acquisition of Bona Vida is treated as an asset acquisition. Unless otherwise stated or the context otherwise requires, the historical business information described in this Quarterly Report prior to consummation of the Acquisitions is that of TruPet and, following consummation of the Acquisitions, reflects business information of the Company, TruPet and Bona Vida as a combined business.

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

Better Choice Company Inc.
Unaudited Consolidated Balance Sheets
As of September 30, 2019 and December 31, 2018
(Dollars in thousands)

	9/30/2019 (Unaudited)	12/31/2018 (Audited)
Assets
Current Assets
Cash and cash equivalents	$2,776	$3,946
Restricted cash	6,225	-
Accounts receivable, net	269	276
Inventories, net	2,358	1,557
Prepaid expenses and other current assets	1,931	269
Total Current Assets	13,559	6,048
Noncurrent Assets
Property and equipment, net	115	71
Right-of-use asset, operating lease	879	-
Intangible assets, net	926	-
Other assets	1,716	28
Total Assets	$17,195	$6,147
Liabilities & Stockholders’ Deficit
Current Liabilities
Line of credit	$6,191	$4,600
Other liabilities	-	1,914
Accounts payable	1,972	765
Due to related parties	34	1,600
Accrued liabilities	3,874	244
Deferred revenue	238	66
Operating lease liability, current portion	293	-
Warrant derivative liability	1,244	-
Total Current Liabilities	13,846	9,189
Noncurrent Liabilities
Operating lease liability	619	-
Total Liabilities	14,465	9,189
Redeemable Series E Convertible Preferred Stock
Redeemable Series E Convertible Preferred Stock, $0.001 par value, 2,900,000 and 0 shares authorized, 1,707,920 and 0 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	13,007	-
Stockholders’ Deficit
Common Stock, $0.001 par value, 88,000,000 shares and 580,000,000 shares authorized as of September 30, 2019 and December 31, 2018, respectively, 45,427,659 and 11,661,485 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	45	12
Convertible Series A Preferred Units, no par value, units equivalent to 0 and 2,391,403 Common Stock issued and outstanding at September 30, 2019 and December 31, 2018, respectively	-	2
Additional paid-in capital	176,757	13,642
Accumulated deficit	(187,079)	(16,698)
Total Stockholders’ Deficit	(10,277)	(3,042)
Total Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit	$17,195	$6,147

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Better Choice Company Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
For the Three and Nine Months Ended September 30, 2019 and 2018
(Dollars in thousands, except per share amounts)

	For the Nine Months ended September 30,		For the Three Months ended September 30,
	2019	2018	2019	2018

Net sales	$11,567	$11,045	$3,932	$3,981
Cost of goods sold	7,178	5,786	3,096	2,457
Gross profit	4,389	5,259	836	1,524
Operating expenses:
General and administrative	12,031	4,013	4,856	1,341
Share-based compensation	6,708	-	2,496	-
Sales and marketing	8,452	4,061	2,856	1,242
Customer service and warehousing	854	927	303	350
Total operating expenses	28,045	9,001	10,511	2,933
Loss from operations	(23,656)	(3,742)	(9,675)	(1,409)
Other (expense) income:
Interest expense	(165)	(94)	(41)	(28)
Loss on acquisitions	(147,376)	-	2,612	-
Change in fair value of warrant derivative liability	886	-	1,079	-
Total other (expense) income	(146,655)	(94)	3,650	(28)

Net and comprehensive loss	(170,311)	(3,836)	(6,025)	(1,437)
Preferred dividends	70	-	43	-
Net and comprehensive loss available to common stockholders	$(170,381)	$(3,836)	$(6,068)	$(1,437)
Weighted average number of shares outstanding	28,624,230	11,497,128	43,575,010	11,497,128
Loss per share, basic and diluted	$(5.95)	$(0.33)	$(0.14)	$(0.12)

The accompanying notes are an integral part of these unaudited consolidated financial statements.  Net loss and comprehensive loss are the same for all periods presented.

Better Choice Company, Inc.
Unaudited Consolidated Statements of Stockholders’ Deficit
For the three months ended September 30, 2019 and September 30, 2018
(dollars and share amounts in thousands)

	Common Stock					Redeemable Series E Convertible Preferred Stock
	Number	Amount	Additional paid-in capital	Accumulated deficit	Total Stockholders’ Deficit	Number	Amount
Balance at June 30, 2019	43,168	$43	$170,017	$(181,023)	$(10,963)	1,708	$13,007
Impact of adoption of ASC 842 - See Note 8	-	-	-	12	12
Share-based compensation			2,496	-	2,496
Stock issued to third parties for services	1,000	1	3,439	-	3,440
Acquisition of treasury shares	-		(3,870)	-	(3,870)
Acquisition of Better Choice			69	-	69
Acquisition of Bona Vida			600	-	600
Private issuance of public equity (“PIPE”) warrant exercise	1,260	1	4,006	-	4,007
Net and comprehensive loss available to common stockholders	-		-	(6,068)	(6,068)
Balance at September 30, 2019	45,428	$45	$176,757	$(187,079)	$(10,277)	1,708	$13,007

Balance at June 30, 2018	11,497	$11	$8,545	$(13,072)	$(4,516)
Net and comprehensive loss available to common stockholders	-	-	-	(1,437)	(1,437)
Balance at September 30, 2018	11,497	$11	$8,545	$(14,509)	$(5,953)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Better Choice Company, Inc.
Unaudited Consolidated Statements of Stockholders’ Deficit
For the nine months ended September 30, 2019 and September 30, 2018
(dollars and share amounts in thousands)

	Common Stock		Convertible Series A Preferred Units					Redeemable Series E Convertible Preferred Stock
	Number	Amount	Number	Amount	Additional paid-in capital	Accumulated deficit	Total Stockholders’ Deficit	Number	Amount
Balance at January 1, 2019	11,662	$12	2,391	$2	$13,642	$(16,698)	$(3,042)
Initial impact of adoption of ASC 842	-	-	-	-	-	(12)	(12)
Impact of adoption of ASC 842 - See Note 8	-	-	-	-	-	12	12
Shares issued pursuant to private issuance of public equity- net proceeds	5,745	6	70	-	15,820	-	15,826
Share-based compensation	1,119	1	-	-	6,708	-	6,709
Stock issued to third parties for services	1,000	1	-	-	3,439	-	3,440
Conversion of Series A shares to common stock	2,461	2	(2,461)	(2)	-	-	-
Acquisition of treasury shares	(1,012)	(1)	-	-	(6,070)	-	(6,071)
Acquisition of Better Choice	3,915	4	-	-	23,560	-	23,564	2,634	$20,059
Acquisition of Bona Vida	18,103	18	-	-	108,602	-	108,620
Conversion of Series E Preferred Stock	1,175	1	-	-	7,050	-	7,051	(926)	(7,052)
PIPE warrant exercise	1,260	1	-	-	4,006	-	4,007	-	-
Net and comprehensive loss available to common stockholders	-	-	-	-		(170,381)	(170,381)	-	-
Balance at September 30, 2019	45,428	$45	-	$-	$176,757	$(187,079)	$(10,277)	1,708	$13,007

Better Choice Company, Inc.
Unaudited Consolidated Statements of Stockholders’ Deficit
For the nine months ended September 30, 2018
(dollars and share amounts in thousands)

		Common Stock
	Units	Number	Amount	Additional paid-in capital	Accumulated deficit	Total Stockholders’ Deficit
Reported balance at January 1, 2018	10,397	-	$-	$8,545	$(10,673)	$(2,128)
Recapitalization adjustment (1)	(10,397)	11,497	11	-	-	11
Recast balance at January 1, 2018	-	11,497	11	8,545	(10,673)	(2,117)
Net and comprehensive loss available to common stockholders	-	-	-	-	(3,836)	(3,836)
Balance at September 30, 2018	-	11,497	$11	$8,545	$(14,509)	$(5,953)

(1) Certain prior year amounts were adjusted to retroactively reflect the legal capital of the Company from LLC units to common stock due to the reverse acquisition described in Note 2.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Better Choice Company Inc.
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2019 and 2018
(Dollars in thousands)

Cash Flow from Operating Activities	September 30, 2019	September 30, 2018

Net and comprehensive loss	$(170,311)	$(3,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses	572	-
Depreciation and amortization	76	11
Share-based compensation expenses	6,708	-
Non-cash lease expenses	39	-
Change in fair value of warrant derivative liability	(886)	-
Non-cash loss on acquisitions	146,980	-
(Increase) decrease in operating assets
Accounts receivable, net	76	(161)
Inventories, net	(705)	(476)
Prepaid expenses and other current assets	(135)	58
Other assets	31	-
(Decrease) increase in current liabilities
Accounts payable	889	1,220
Accrued liabilities	3,287	18
Deferred revenue	172	119
Deferred rent	-	(9)
Other	(17)	(1)
Cash Used in Operating Activities	$(13,224)	$(3,057)

Cash Flow from Investing Activities
Acquisition of property and equipment, net	$(52)	$(31)
Cash acquired in merger	416	-
Cash Provided by (Used in) Investing Activities	$364	$(31)

Cash Flow from Financing Activities
Repayment of cash advance	$(1,898)	$-
Proceeds from private issuance of public equity, net	15,826	-
Payments on line of credit	(4,600)	-
Payment of related party note payable	(1,600)	(53)
Proceeds from related party note payable	-	1,248
Capital contributions by owners	-	356
Distribution to the owners	-	(356)
Proceeds from the issuance of debt	6,200	1,970
PIPE warrant exercise	4,007	-
Debt issuance costs	(20)	-

Cash Provided by Financing Activities	$17,915	$3,165

Net Increase in Cash, Cash Equivalents and Restricted Cash	$5,055	$77
Total Cash and Cash Equivalents, Beginning of Period	3,946	157
Total Cash, Cash Equivalents and Restricted Cash, End of Period	$9,001	$234

Supplemental Cash Flow Information

The following represent noncash financing and investing activities and other supplemental disclosures related to the statement of cash flows:

On January 1, 2019, the Company adopted ASC 842 which resulted in the acquisition of right-of-use assets and operating lease liabilities as follows:

Right-of-use asset and operating lease liability acquired under operating leases
Right-of-use asset recorded upon adoption of ASC 842	$421
Operating lease liability recorded upon adoption of ASC 842	(429)
Noncash acquisition of right-of-use asset for leases entered into during period	$607
Noncash acquisition of operating lease liability for leases entered into during the period	$(594)

On May 6, 2019 we acquired two businesses using stock for a purchase price of $146.6 million, including non-cash transaction costs of $4.8 million. See Note 2.

On August 28, 2019, the Company issued 1,000,000 shares of Common Stock valued at $3.4 million to iHeartMedia for future advertising to be incurred from August, 2019 to August, 2021.  During the nine month period ended September 30, 2019, $0.6 million of the $3.4 million of the prepaid advertising was incurred. Refer to “Note 5 – Prepaid Expenses and Other Current Assets” for more information.

The Company paid no income taxes during the nine months ended September 30, 2019 or 2018.

Cash interest paid was $0.2 million and $0.1 million during the nine months ended September 30, 2019 and the nine months ended September 30, 2018, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to the Unaudited Consolidated Financial Statements

Note 1 – Nature of Business and Summary of Significant Accounting Policies

Nature of the Business

Better Choice Company, Inc. (the “Company”) is a holistic pet wellness company providing high quality, hemp-based, raw cannabidiol (“CBD”) infused and non-CBD infused food, treats and supplements, dental care products, and accessories for pets and their human parents. Our products are formulated and manufactured using only high-quality ingredients manufactured, tested and packaged to our specifications. The Company operations include those of its two wholly-owned subsidiaries, TruPet and Bona Vida. TruPet is a North American online seller of pet foods, pet nutritional products and related pet supplies. Bona Vida is an emerging hemp-based CBD platform focused on developing a portfolio of brand and product verticals within the animal health and wellness space. The majority of our products are sold online directly to consumers with additional sales through online retailers and pet specialty stores. We have a limited selection of CBD infused canine products available on our Bona Vida website.  The information contained in, or accessible through, these websites does not constitute a part of this Quarterly Report.

Basis of Presentation and Consolidation

On May 6, 2019, Better Choice Company, Inc. completed the acquisition, for TruPet LLC (“TruPet”) and Bona Vida Inc. (“Bona Vida”) in a pair of all stock transactions (the “Acquisitions”) through the issuance of 32,332,314 shares of Common Stock, par value $0.001 of the Company (the “Common Stock”).  Following the completion of the Acquisitions, the business conducted by the Company became primarily the businesses conducted by TruPet and Bona Vida.

The Company is the legal acquirer of TruPet and Bona Vida. However, the Acquisitions were treated as a reverse acquisition whereby TruPet acquired the Company and Bona Vida for accounting and financial reporting purposes. As a result, the financial statements for the nine months ending September 30, 2019 are comprised of 1) the results of TruPet for the period between January 1, 2019 and September 30, 2019 and 2) the results of the Company and Bona Vida, after giving effect to the Acquisitions on May 6, 2019 through September 30, 2019. All periods presented prior to the effective date of the Acquisitions are comprised solely of the operations and financial position of TruPet, and therefore, are not directly comparable. TruPet’s equity has been re-cast to reflect the equity structure of Better Choice Company and the shares of Common Stock received in the Acquisitions.

References to the “Company”, “we”, “us” and “our” in this Report, refer to TruPet and its consolidated subsidiaries prior to May 6, 2019 and to Better Choice Company, TruPet and Bona Vida and their consolidated subsidiaries post May 6, 2019.

The Company’s consolidated financial statements are prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for quarterly reports and accounting principles generally accepted in the United States (GAAP).  The financial statements are presented on a consolidated basis subsequent to the Acquisitions and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2019. The significant accounting policies applied by the Company are described below. We present our tables in U.S. dollars (thousands), numbers in the text in dollars (millions), shares in thousands, and % as rounded up or down.

Going Concern Considerations

The Company is subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of its products, the successful protection of its proprietary technologies, ability to grow into new markets, compliance with government regulations, and the ability to obtain additional financing when needed. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and payments of liabilities in the ordinary course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern. See “Note 22- Going Concern” for more information.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits held with banks and highly liquid investments with original maturities of ninety days or less at acquisition date. For purposes of reporting cash flows, the Company considers all cash accounts that are not subject to withdrawal restrictions or penalties to be cash and cash equivalents.

Restricted Cash

As part of the line of credit agreement secured with a financial institution, the Company is required to maintain a restricted cash balance of $6.2 million in its account.  Any withdrawals from the account require an equal reduction to the funds available under the line of credit agreement. See “Note 10 – Line of Credit and Due to Related Parties” for more details on the revolving credit agreement.

The Company is also required to maintain a restricted cash balance of less than $0.1 million associated with a business credit card.

Accounts receivable and allowance for doubtful accounts

Accounts receivable primarily consist of credit card payments receivable from third-party credit card processing companies and unpaid buyer invoices from the Company’s wholesale customers. Accounts receivable is stated at the amount billed to customers, net of point of sale discounts. The Company assesses the collectability of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors.  Based on this analysis, an allowance for doubtful accounts is recorded. The provision for doubtful accounts is included in general and administrative expense in the consolidated statements of operations. As of September 30, 2019 and December 31, 2018, the Company considers accounts receivable to be fully collectible and, accordingly, no allowance for doubtful accounts was recorded.

Inventories

Inventories, primarily consisting of products available for sale and supplies, are valued using the first-in first-out (“FIFO”) method and are recorded at the lower of cost or net realizable value. Cost is determined on a standard cost basis and includes the purchase price, as well as inbound freight costs and packaging costs.

The Company regularly reviews inventory quantities on hand.  Excess or obsolete reserves are established when inventory is estimated to not be sellable before expiration dates based on forecasted usage, product demand and product life cycle.  Additionally, inventory valuation reflects adjustments for anticipated physical inventory losses, such as shrink, that have occurred since the last physical inventory.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Depreciable lives are as follows:

Furniture and Fixtures	5 to 7 years
Equipment	7 years

Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of property or equipment retired or otherwise disposed of and the related accumulated depreciation are removed from the property and equipment accounts in the year of disposal with the resulting gain or loss reflected in general and administrative expenses.

The Company assesses potential impairments of its property and equipment whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. An impairment charge would be recognized when the carrying amount of property and equipment is not recoverable and exceeds its fair value. The carrying amount of property and equipment is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the property and equipment.  No impairment charges have been incurred for property and equipment for any period presented.

License Intangibles

Intangible assets acquired are carried at cost, less accumulated amortization. The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable and any not expected to be recovered through undiscounted future net cash flows and assets are written down to current fair value.

The Company acquired a licensing agreement for Houndog brand.  The estimated life was six years and was amortized on a straight line basis.   On January 16, 2020, the Company terminated the licensing agreement with Associated Brands Group and Elvis Presley Enterprises, refer to Note 23 - Subsequent Events. The Company agreed to (i) pay a termination fee of $0.1 million in cash on the date of termination, (ii) pay $0.1 million in cash in four equal installment payments between July 31, 2020 and October 31, 2020, (iii) issued 72,720 shares of common stock, and (iv) issued a promissory note of $0.6 million.

Redeemable Convertible Preferred Stock

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 480, Distinguishing Liabilities from Equity (ASC 480), preferred stock issued with redemption provisions that are outside of the control of the Company or that contain certain redemption rights in a deemed liquidation event is required to be presented outside of stockholders’ deficit on the face of the consolidated balance sheet. The Company’s Redeemable Series E Convertible Preferred Stock contain redemption provisions that require it to be presented outside of stockholders’ deficit. Changes in the redemption value of the redeemable convertible preferred stock, if any, are recorded immediately in the period occurred as an adjustment to additional paid-in capital in the consolidated balance sheet.

Income Taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, Income Taxes (ASC 740), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities and for loss and credit carryforwards using enacted tax rates anticipated to be in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that some or all the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of September 30, 2019, and 2018, the Company does not have any significant uncertain tax positions. If incurred, the Company would classify interest and penalties on uncertain tax positions as income tax expense.

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

TruPet adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2017. Accordingly all periods presented reflect the recognition of revenue and related disclosures required by ASC 606.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of product obtained from third-party contract manufacturing plants, packaging materials, CBD oils directly sourced by the Company, and inventory freight for shipping product from third-party contract manufacturing plants to the Company’s warehouse.

General and Administrative Expenses

General and administrative expenses include management and office personnel compensation and bonuses, corporate level information technology related costs, rent, travel, professional service fees, insurance, product development costs, general corporate expenses and outbound shipping.  Shipping costs primarily consist of costs associated with moving finished products to customers through third-party carriers. Shipping costs were $0.6 million and $1.8 million for the three and nine month periods ended September 30, 2019 and $0.6 million and $1.9 million during the three and nine month periods ended September 30, 2018, respectively.

For direct to consumer customers, the Company may recover shipping costs by charging the customer a shipping fee. In these instances, the Company includes the shipping charges billed to customers in net sales. The amount included in net sales related to such recoveries was $0.2 million and $0.5 million for the three and nine month periods ended September 30, 2019 and $0.2 million and $0.7 million for the three and nine month periods ended September 30, 2018, respectively.

Advertising

The Company charges advertising costs to expense as incurred and such charges are included in sales and marketing expenses.

Advertising costs, consisting primarily of online advertising, search costs, email advertising, and radio advertising were $1.8 million and $0.8 million for the three months ended September 30, 2019 and 2018, respectively and $5.8 million and $3.0 million for the nine-month periods ended September 30, 2019 and 2018, respectively.

Research and Development

Research is a planned search or a critical investigation aimed at discovering new knowledge and information with the hope that such knowledge will be useful in developing a new product or service (referred to as a “product”) or a new process or technique (referred to as a “process”) or bringing about a significant improvement to an existing product or process.  Development is the translation of research findings or other knowledge into a plan or design for a new product or process or for a significant improvement to an existing product or process whether intended for sale or use. It includes the conceptual formulation, design and testing of product alternatives, construction of prototypes and operation of pilot plants.  Research and development costs incurred during both the three and nine month periods months ended September 30, 2019 were less than $0.1 million.  No research and development costs were incurred during the three or nine month periods ended September 30, 2018.

Customer Service and Warehousing

Customer Service and Warehousing include costs associated with storing inventory, customer service and fulfilling customer orders.

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

The Company’s financial instruments recognized on the balance sheets consist of cash and cash equivalents, restricted cash, accounts receivable, deposits, accounts payable, line of credit, due to related party, accrued and other liabilities, and warrant derivative liability. The warrant derivative liability is measured, due to their short term nature, at fair value each reporting period. The fair values of the remaining financial instruments approximate their carrying values.

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

The Company uses applicable guidance for defining fair value, the initial recording and periodic remeasurement of certain assets and liabilities measured at fair value, and related disclosures for instruments measured at fair value. Fair value accounting guidance establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. An instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. The Company measures assets and liabilities using inputs from the following three levels of fair value hierarchy:

Level 1 - Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3 - Unobservable inputs for the asset or liability for which there is little, if any, market activity at the measurement date. Unobservable inputs reflect the Company’s own assumptions about what market participants would use to price the asset or liability. The inputs are developed based on the best information available in the circumstances, which may include the Company’s own financial data, such as internally developed pricing models, DCF methodologies, as well as instruments for which the fair value determination requires significant management judgment.

The following table sets forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2019 and December 31, 2018:

	September 30, 2019
Dollars in thousands	Level 1	Level 2	Level 3	Total

Liabilities
Warrant derivative liability	$-	$-	$1,244	$1,244

Basic and Diluted Loss Per Share

Basic and diluted loss per share has been determined by dividing the net loss available to common stockholders for the applicable period by the basic and diluted weighted average number of shares outstanding, respectively. Common Stock equivalents and incentive shares are excluded from the computation of diluted loss per share when their effect is anti-dilutive.

Share-Based Compensation

The Company recognizes a compensation expense for all equity–based payments in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”. The Company follows the fair value method of accounting for stock awards granted to employees, directors, officers and consultants. Share-based awards to employees are measured at the fair value of the related share-based awards on grant date. The Company recognizes share-based payment expenses over the vesting period based on the number of awards expected to vest over that period on a straight-line basis. The Company’s share-based compensation awards are subject only to service based vesting conditions. Forfeitures are accounted for as they occur.

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are inputs into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option and the dividend yield on the underlying stock. Expected volatility is calculated based on the analysis of other public companies within the pet wellness, Internet commerce, and hemp derived CBD sectors. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The expected life is calculated as the mid-point between the vested date and the contractual expiration of the option as it factors in early exercise typically seen with employee options.  The graded vesting period was incorporated into the calculation of the adjusted term.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of expenses during the reporting periods.

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

The Company’s results can also be affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, and government fiscal policies, can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings.

Significant changes to the key assumptions used in the valuations could result in different fair values of equity instruments at each valuation date.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as one segment operating in the United States of America. The Company’s chief operating decision-maker reviews operating results on an aggregated basis. All the assets and operations of the Company are in the United States.

Commitments and Contingencies

We may be involved in legal proceedings, claims, and regulatory, tax, or government inquiries and investigations that arise in the ordinary course of business resulting in loss contingencies. We accrue for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs such as outside counsel fees and expenses are charged to expense in the period incurred and are recorded in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.

We do not accrue for contingent losses that are considered to be reasonably possible, but not probable; however, we disclose the range of such reasonably possible losses. Loss contingencies considered remote are generally not disclosed.

We have entered into lease, royalty and line of credit agreements for which we are committed to pay certain amounts over a period of time.  See Notes 8, 9, and 10.

In connection with the preparation of the Company’s consolidated financial statements for the three and nine month periods ended September 30, 2019, the Company identified an error as of  December 31, 2018 and June 30, 2019, related to an understatement of sales taxes due and payable of $0.7 million and $0.8 million, respectively. The error was corrected during the three and nine month periods ended September 30, 2019. The Company believes that the correction of this error is not material to the consolidated financial statements as of and for the three and nine month periods ended September 30, 2019.

Reclassification of Prior Period Presentation

Certain reclassifications have been made to conform the prior period data to the current presentations. These reclassifications had no effect on the reported results.

Recently Issued Accounting Pronouncements

The Company has reviewed the Accounting Standards Update (“ASU”), accounting pronouncements and interpretations thereof issued by the FASB that have effective dates during the reporting period and in future periods.

Recently adopted:

Adoption of FASB ASC Topic 842 “Leases”

In February 2016, the Financial Accounting Standard Board (’ FASB’) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842) ” (“ASU 2016-02”), which amends leasing guidance by requiring companies to recognize a right-of-use asset and a lease liability for all operating and financing leases with lease terms greater than twelve months. The lease liability is equal to the present value of lease payments. The right-of-use lease asset is based on the lease liability, subject to adjustment for prepaid and deferred rent and tenant incentives. For income statement purposes, leases will continue to be classified as operating or financing with lease expense in both cases calculated substantially the same as under the prior leasing guidance.

The adoption of ASC 842 resulted in recognition of right-of-use assets of $0.4 million and operating lease liabilities of $0.4 million as of January 1, 2019.  The Company adopted the optional transition method that gives companies the option to use the adoption date as the initial application on transition.  Accordingly, results for reporting periods beginning prior to January 1, 2019 continue to be reported in accordance with our historical treatment.  The adoption of ASC 842 did not have a material impact on the Company’s results of operations or cash flows (See “Note 8 – Operating Leases” ).

Adoption of FASB ASU No. 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting”

On January 1, 2019, the Company adopted ASU No. 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting.” The amendments in this update expanded the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. The requirements of ASC 718 are applied to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that ASC 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606, “Revenue from Contracts with Customers.”

The Company is treating the inclusion of share-based payments to non-employees as a change in accounting principle prospectively beginning in the period ending January 1, 2019.  As the Company did not make any share-based payments to non-employees in prior periods, there was no impact on the results of operations in prior periods.

Adoption of ASU 2018-13 “Fair Value Measurement”

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) Changes to the Disclosure Requirement for Fair Value Measurement” which amends ASC 820 to expand the disclosures required for items subject to Level 3, fair value remeasurement, including the underlying assumptions.  ASU 2018-13 is effective for public companies for fiscal years beginning after December 15, 2019.  The Company has early adopted the disclosures as of January 1, 2019 as permitted under the ASU.   As this standard only requires additional disclosures, there is no financial statement impact of its adoption.

Issued but not Yet Adopted:

ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326)”

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326),” a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard is effective for the Company on January 1, 2021, and early adoption is permitted. The Company is currently evaluating the impact the new standard will have on its consolidated financial statements.

ASU 2018-15 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40)”

In August 2018, the FASB issued ASU 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)” to amend ASU 2015-05 in an effort to provide additional guidance on the accounting for costs implementation activities performed in a cloud computing arrangement that is a service contract.  The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license).  The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update.  The amendments in this update also require the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalizing implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element.  The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. The new standard is effective for the Company on January 1, 2021, and early adoption is permitted.  The Company believes that current practices of capitalization vs expensing IT costs are in line with this guidance, however, the amendment will require the Company to change presentation within the statement of cash flows. The Company currently has no internal use software and expects this accounting standard will have no impact on its consolidated financial statements.

The Company has carefully considered other new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported balance sheet or operations in 2019.

Note 2 - Acquisitions

On May 6, 2019, the Company completed the Acquisitions through the issuance of 32,332,314 shares of Common Stock, par value $0.001 of the Company (the “Common Stock”).  Following the completion of the Acquisitions, the operations of the Company are primarily comprised of the operations of TruPet and Bona Vida.  The strategic objective for combining the two complementary businesses was to create a leading innovative holistic pet wellness company operating in a rapidly evolving and growing industry.

The Company’s board of directors (“The Board”) consists of five directors: the current chairman of the Company who was the prior chairman of Bona Vida, two prior directors from TruPet, one prior director from Bona Vida, and one director who was a TruPet managing member as well as the prior chairman of the Company.

TruPet was determined to be the accounting acquirer of the Company and Bona Vida.  As such, the historical financial statements are those of TruPet, and TruPet’s equity has been re-cast to reflect the equity structure of the Company and the shares of Common Stock received. Better Choice exchanged 14,229,041 shares for the outstanding membership interest in TruPet.

The Acquisitions were accounted for as asset acquisitions. The purchase price for Better Choice Company was $37.9 million which includes stock, minority interest, fully vested stock-based compensation and transaction expenses.  The transaction price of Better Choice Company includes 100% of all outstanding stock valued at net $32.7 million, non-cash transaction costs of $4.8 million, cash transaction costs of $0.4 million and fully vested stock-based compensation with an estimated fair value of $0.1 million.  The stock exchanged in the Acquisition of Better Choice Company is equal to the 3,915,856 shares of Better Choice Company outstanding prior to the issuance of additional shares in the Acquisitions, at the market price of $6.00 per share. The total purchase price has been allocated based on an estimate of the fair value of Better Choice Company’s assets acquired and liabilities assumed with the remainder recorded as an expense.  The loss on acquisition of Better Choice Company’s net liabilities is $39.6 million.

The purchase price for Bona Vida was $108.6 million for 100% of all outstanding stock.  At the closing of the Bona Vida transaction, the Company issued 18,103,273 shares of Common Stock in exchange for 100% of the outstanding shares of Bona Vida. The fair value of Bona Vida’s net assets acquired is estimated to be $0.8 million.  The estimated purchase price has been allocated based on an estimate of the fair value of assets acquired and liabilities assumed.  The excess of the purchase price over the net assets acquired has been recorded as an expense.  The loss on acquisition of Bona Vida’s net assets is $107.8 million.

On May 6, 2019, the fair value of the following assets and liabilities were acquired resulting in the total loss of approximately $147.4 million:

	Better Choice Company	Bona Vida	Total
Total Purchase Price	$37,949	$108,620	$146,569
Net Assets (Liabilities) Acquired:
Assets
Cash and cash equivalents	7	384	391
Restricted cash	-	25	25
Accounts receivable	-	69	69
Inventories	-	95	95
Prepaid expenses and other current assets	32	348	380
Intangible assets	986	-	986
Other assets	-	74	74
Total Assets	1,025	995	2,020
Liabilities
Warrant derivative liability	(2,130)	-	(2,130)
Accounts payable & accrued liabilities	(544)	(153)	(697)
Debt	-	-	-
Total Liabilities	(2,674)	(153)	(2,827)
Net Assets (Liabilities) Acquired	(1,649)	842	(807)
Loss on Acquisitions	$(39,598)	$(107,778)	$(147,376)

The results of operations of the acquired entities are included in the accompanying consolidated financial statements subsequent to the date of Acquisitions.

In connection with the preparation of the Company’s consolidated financial statements for the three and nine month periods ended September 30, 2019, the Company identified an error in the consolidated financial statements for the six month period ended June 30, 2019 related to the overstatement of Loss on Acquisitions of $2.6 million in the consolidated statement of operations and comprehensive loss.   This was primarily due to a change in the estimated purchase price, which also resulted in errors in the statement of stockholders’ deficit.  The errors were all corrected during the three month period ended September 30, 2019.  The Company believes the correction of these errors is not material to the consolidated financial statements as of and for the three month period ended September 30, 2019.

Note 3 – Revenue

The Company recognizes revenue to depict the transfer of promised goods to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the goods. The Company has two revenue channels, direct to consumer (“DTC”) and wholesale.  Nearly all of the Company’s revenue is derived from the DTC channel which represents 95% of consolidated revenue; the wholesale channel represents 5% of consolidated revenue. The majority of these sales transactions are single performance obligations that are recorded when control is transferred to the customer.  The Company offers a loyalty program to its DTC customers which creates a separate performance obligation.

The following is a description of principal activities from which the Company generates its revenue, by revenue channel.

The Company’s DTC products are offered through the online stores where customers place orders directly for delivery across the United States. Revenue is recorded, net of discounts, at the time the order is shipped to the customer as this is when it has been determined that control has been transferred, and includes shipping paid by customers. Revenue is measured as the amount of consideration, net of discounts, the Company expects to receive in exchange for transferring the merchandise. The Company has elected to exclude from revenue all collected sales taxes paid by its customers.

Revenue is deferred for orders that have been placed, and paid for, but have not yet been shipped. Customers have a 60-day guarantee on the product purchased.  Based on the historical experience, the Company records an estimated liability for returns.  Product returns have historically not been significant to the financial statements taken as a whole.

For the Company’s DTC loyalty program, a portion of revenue is deferred at the time of the sale as points are earned based on the relative stand-alone selling price, and not recognized, until the redemption of the loyalty points.  The Company has applied a redemption rate based on the historical age of the points.

The customer has a material right in the form of future discounts with their accumulated points. For these transactions, the transaction price is allocated to the separate performance obligations based on the relative standalone selling price of loyalty points.  The standalone selling price for the points earned for the Company’s loyalty program is estimated using the net retail value of the merchandise purchased, adjusted for the redemption percentage based on historical redemption patterns.  The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed. Customer points do not expire.

The Company’s wholesale channel includes the sale of goods to wholesale customers for resale. The wholesale sale of goods is considered a single performance obligation. The Company records revenue net of discounts. There is no shipping revenue on wholesale transactions and wholesale customers are not subject to sales tax.

Revenue for wholesale sales are recognized when the product is shipped to the wholesale customer as this is when it has been determined that control has been transferred, with the exception of the Company’s largest customer due to specific FOB destination shipping terms as this is when it has been determined that control has transferred.

The Company’s net revenue in the Consolidated Statements of Operations and Comprehensive Loss are net of sales taxes.

Note 4 - Inventories

Inventories are summarized as follows:

Dollars in thousands	September 30, 2019	December 31, 2018
Food, treats and supplements	$2,544	$1,301
Other products and accessories	110	191
Inventory packaging and supplies	142	133
	2,796	1,625
Inventory reserve	(438)	(68)
	$2,358	$1,557

Note 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

Dollars in thousands	September 30, 2019	December 31, 2018
Prepaid insurance	$50	$15
Prepaid advertising	1,291	-
Other	590	254
Total prepaid expenses and other current assets	$1,931	$269

On August 28, 2019, the Company entered into a radio advertising agreement with iHeartMedia + Entertainment, Inc.  On August 28, 2019, the Company issued to iHeart Media 1,000,000 shares of common stock valued at $3.4 million for future advertising to be provided to the Company from August, 2019 to August, 2021.  During each of the three and nine month periods ended September 30, 2019, $0.6 million of the $3.4 million of the prepaid advertising was incurred. In addition, the agreement requires the Company to spend a minimum amount for talent fees or other direct iHeart costs. As of September 30, 2019, the additional commitment is for less than $0.1 million. The company has committed to using $1.7 million of the media inventory by August 28, 2020, with the remainder of the inventory available through August 28, 2021. The Company expensed $0.6 million of the media inventory in the period ended September 30, 2019, reducing the Prepaid Advertising balance to $2.8 million, of which $1.3 million is recorded in Prepaid Expenses and Other Current Assets and $1.5 million in Other Noncurrent Assets.

Note 6 - Property and Equipment

Property and equipment consist of the following:

Dollars in thousands	September 30, 2019	December 31, 2018
Warehouse equipment	$49	$49
Computer equipment	14	14
Furniture and fixtures	99	46
Total property and equipment	162	109
Accumulated depreciation	(47)	(38)
Net property and equipment	$115	$71

Depreciation expense was less than $0.1 million for the three months ended September 30, 2019 and 2018, respectively and less than $0.1 million for the nine months ended September 30, 2019 and 2018 respectively. Depreciation expense is included as a component of general and administrative expenses.

Note 7 – Accrued Liabilities

Accrued expenses consist of the following:

Dollars in thousands	September 30, 2019	December 31, 2018
Accrued payroll and benefits	$528	$85
Accrued professional fees	1,788	-
Accrued sales tax	1,275	-
Other	283	159
Total accrued liabilities	$3,874	$244

Note 8 – Operating Leases

Effective January 1, 2019, the Company adopted the FASB guidance on leases (“Topic 842”), which requires leases with durations greater than twelve months to be recognized on the balance sheet. The Company adopted Topic 842 using the modified retrospective transition approach.  Prior year financial statements were not recast under Topic 842, and therefore those amounts are not disclosed.  The Company has elected certain practical expedients, including the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs as well as an accounting policy to account for lease and non-lease components as a single component.  The Company also elected the optional transition method that gives companies the option to use the effective date as the date of initial application on transition, and as a result, the Company will not adjust its comparative period financial information or make the new required lease disclosures for periods before the effective date. The Company has elected to make the accounting policy election for short-term leases.  Consequently, short-term leases will be recorded as an expense on a straight-line basis over the lease term.  The Company did not elect the hindsight practical expedient.

The Company’s leases relate to our corporate offices and warehouse. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Lease renewal options are not included in the measurement of the right-of-use assets and right-of-use liabilities unless the Company is reasonably certain to exercise the optional renewal periods.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.  Additionally, our leases contain rent escalations over the lease term and the Company recognizes expense for these leases on a straight-line basis over the lease term. Some of the Company’s leases include rent escalations based on inflation indexes, tenant allowances and fair market value adjustments.

In connection with the preparation of the Company’s consolidated financial statements for the three and nine month periods ended September 30, 2019, the Company identified an error as of January 1, 2019 related to the adoption of ASC 842, Leases, which resulted in an overstatement of less than $0.1 million for right-of-use assets and operating lease liabilities, respectively.   The Company also identified an overstatement of Accumulated Deficit of less than $0.1 million as of January 1, 2019.  The errors related to impact upon adoption of ASC 842 were corrected during the three-and-nine-month periods ended September 30, 2019.  The Company believes the correction of these errors is not material to the consolidated financial statements as of and for the three-and-nine-month periods ended September 30, 2019.

For leases entered into or reassessed after the adoption of the new standard, the Company has elected the practical expedient allowed by the standard to account for all fixed consideration in a lease as a single lease component. Therefore, the lease payments used to measure the operating lease liability for these leases include fixed minimum rentals along with fixed operating costs such as common area maintenance and utilities.

The Company’s leases do not provide a readily available implicit rate. Therefore, the Company estimates the incremental borrowing discount rate based on information available at lease commencement. The discount rates used are indicative of a synthetic credit rating based on quantitative and qualitative analysis.

Lease position as of January 1, 2019

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

Dollars in thousands	Classification on the Balance Sheet 2019	January 1, 2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	421

Liabilities
Current - Operating	Operating lease liability short term	87
Noncurrent - Operating	Operating lease liability long term	342
Total operating lease liabilities		$429

The table below presents certain information related to the lease costs for operating leases for the three and nine months ended September 30, 2019.

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Dollars in thousands
Operating lease costs	95	219
Variable lease costs	8	24
Total Operating Lease costs	$103	243

As of September 30, 2019, the weighted-average remaining operating lease term was 2.75 years and the weighted average discount rate was 12.5% for operating leases recognized on our Consolidated Balance Sheet.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first four years and total of the remaining years to the operating lease liabilities recorded on the balance sheet.

Dollars in thousands	Operating Leases
Remainder of 2019		$95
2020		381
2021		381
2022		182
Total Minimum Lease Payments		1,039
Less: amount of lease payments representing interest		127
Present value of future minimum lease payments		$912
Less: current obligations under leases		293
Long-term lease obligations		$619

Note 9 – Intangible Assets and Royalties

In April 2019, Better Choice Company entered into a licensing agreement with Authentic Brands and Elvis Presley Enterprises whereby Better Choice will be able to sell newly developed hemp-derived CBD products that will be marketed under the Elvis Presley Houndog name.  The license agreement required an upfront equity payment of $1 million worth of Common Stock.

Upon the Acquisitions on May 6, 2019, the Company acquired the license agreement and recorded it at its amortized cost which approximated fair value.

Dollars in thousands	September 30, 2019	December 31, 2018
License intangibles	$986	$-
Less accumulated amortization	60	-
Total Intangible Assets, net	$926	$-

As of September 30, 2019, the Company paid $0.6 million of the 2019-2020 Guaranteed Minimum Royalty Payment. As there were no sales related to Houndog products during the three and nine month periods ended September 30, 2019, the Company determined that the minimum royalties paid through September 30, 2019 should be expensed. The Houndog license agreement was terminated in January 2020, refer to Note 23 - Subsequent Events.

Note 10 - Line of Credit and Due to Related Parties

In May 2017, the Company along with the majority owners serving as co-borrowers entered into a credit facility providing for up to $2 million of borrowings secured by the personal assets of the two majority owners. Through various amendments, the maximum borrowings under the credit facility increased to $4.6 million with a maturity of May 2019. Borrowings bear interest at LIBOR plus 3% and were repaid on May 6, 2019. At December 31, 2018, outstanding borrowings were $4.6 million.  Accrued interest recorded at December 31, 2018 was less than $0.1 million.

The credit facility was secured by personal assets of the co-borrowers, as noted above. Covenants under the credit facility required the Company to be within certain restrictions. As of December 31, 2018, the Company was in compliance with its covenants.

At December 31, 2018, due to related parties consisted of a $1.6 million unsecured note payable to the director of the Company bearing 26.6% interest with principal and interest due within 30 days after change of control, as described below.  On May 6, 2019, this loan was repaid.  There was no accrued interest recorded at December 31, 2018.   The unsecured note totaled $1.2 million during nine months ended September 30, 2018.

On May 6, 2019, the Better Choice Company refinanced the $4.6 million credit facility and the $1.6 million note payable to the director with a $6.2 million revolving line of credit agreement with a financial institution (the “revolving line of credit”). The $6.2 million revolving line of credit agreement (“revolving credit agreement”) is secured by $6.2 million in restricted cash held in a Money Market Account. All advances relating to this revolving credit agreement bear a fixed rate of interest equal to 3.7% per annum, which may be adjusted from time to time in the event that the interest payable on the Money Market Account increases where the interest rate on the revolving line of credit is 185 basis points higher than the rate payable on the Money Market Account. The Company paid an issuance fee of $8,856 upon closing, which was recorded as a contra liability and will be amortized over the life of the debt. . The Company is also required to pay a late charge equal to 5% of the aggregate amount of any payments of principal and/or interest that are paid more than 10 days after the due date.  This revolving credit agreement matures on May 6, 2020 and requires that the Company maintain the $6.2 million restricted deposits on account at the bank.  If withdrawals are made from the account, the amount available under the revolving credit agreement decreases by the amount of the withdrawal.

Management has determined that the fair value of debt approximates the carrying value of the revolving line of credit given its short-term nature.

The Company has granted the Lender a security interest in all assets of the Company owned or later acquired. The revolving credit agreement also contains certain events of default, representations, warranties and covenants of the Company and its subsidiaries. For example, the revolving credit agreement contains representations and covenants that, subject to exceptions, restrict the Company’s ability to do the following, among things: incur additional indebtedness, engage in certain asset sales, or undergo a change in ownership. As of September 30, 2019, the Company was in compliance with its covenants.

Interest expense of approximately $0.2 million was recorded in the consolidated statements of operations and comprehensive loss related to the lines of credit and the director note for the nine months ended September 30, 2019, and $0.1 million and less than $0.1 million for three and nine months ended September 30, 2018, respectively. Interest expense of approximately $0.1 million was recorded in the consolidated statements of operations and comprehensive loss related to the lines of credit for the three months ended September 30, 2019.

Note 11 – Warrant Derivative Liability

On December 12, 2018, the Company closed a private placement offering (the “December Offering”) of 1,425,641 units (the “Units”), each unit consisting of (i) one share of the Company’s Common Stock and (ii) a warrant to purchase one half of a share of Common Stock. The Units were offered at a fixed price of $1.95 per Unit for gross proceeds of $2.8 million. Costs associated with the December Offering were $0.1 million, and net proceeds were $2.7 million. The December Offering generated $2.6 million of net proceeds that were received by the Company during the period ended December 31, 2018 for the sale of 1,400,000 Units, and $0.1 million of the net proceeds were received on January 8, 2019 for the sale of 25,641 Units. The warrants are exercisable over a two-year period at the initial exercise price of $3.90 per share.

The warrants include an option to settle in cash in the event of a change of control of the Company and a reset feature if the Company issues shares of common stock with a strike price below $3.90 per share, which requires the Company to record the warrants as a derivative liability. The Company calculates the fair value of the derivative liability through a Monte Carlo Model that values the warrants based upon a probability weighted discounted cash flow model.

At May 6, 2019, the derivative liability was recorded at fair value as part of the purchase price of Better Choice Company by TruPet. The following schedule shows the change in fair value of the derivative liabilities for the period from May 6, 2019 through September 30, 2019.

Dollars in thousands	Warrant Liability
Assumption of warrants pursuant to May 6, 2019 acquisition of Better Choice Company	$2,130
Change in fair value of derivative liability	(886)
Balance as of September 30, 2019	$1,244

	May 6, 2019	September 30, 2019
Warrant Liability
Stock Price	$6.00	$4.36
Exercise Price	$3.90	$3.90
Expected remaining term (in years)	1.60 – 1.68	1.20 – 1.28
Volatility	64%	64% – 69%
Risk-free interest rate	2.39%	1.72%

The valuation of the warrants is subject to uncertainty as a result of the unobservable inputs.  If the volatility rate or risk-free interest rate were to change, the value of the warrants would be impacted.

At September 30, 2019, the Company would be required to pay $0.3 million if all warrants were settled in cash or issue 712,823 shares if all warrants were settled in shares.

Note 12 – Other Liabilities

Other liabilities consist of the following:

Dollars in thousands	September 30, 2019	December 31, 2018
Cash Advance	$-	$1,898
Deferred Rent	-	16
Total Other Liabilities	$-	$1,914

During the fourth quarter of 2018, the Company received cash advances totaling $2.4 million from a third party lender, plus fees of $0.3 million, that were secured by customer payments on future sales and receivables.  $0.8 million of the cash advance was paid back to the lender in the fourth quarter of 2018 and the remaining $1.9 million was paid during the nine month period ended September 30, 2019.

Note 13 – Commitments and Contingencies

We have entered into lease, royalty and line of credit agreements for which we are committed to pay certain amounts over a period of time.  See Notes 8, 9, and 10.

In the normal course of business, the Company is subject to certain claims or lawsuits. Management is not aware of any claims or lawsuits that may have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Company has historically collected and remitted sales tax based on the locations of its significant physical operations. On June 21, 2018, the U.S. Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair Inc., 17-494. Among other things, the Court held that a state may require an out-of-state seller with no physical presence in the state to collect and remit sales taxes on goods the seller ships to consumers in the state, overturning existing court precedent.  Additionally, the Company discovered that TruPet had not collected and paid sales tax related to all sales in some states where it had a physical presence.  The Company has estimated and recorded $1.2 million of sales tax liability as of September 30, 2019.  While additional assessments are not anticipated, additional states may assert that the Company has nexus and must pay sales tax for prior sales.  We do not believe that additional assessments, if any, will have a material impact on our financial position or results of operations.

Note 14 – Redeemable Series E Convertible Preferred Stock

On October 22, 2018, the Board approved a resolution to designate a series of 2,900,000 shares of its Redeemable Series E Convertible Preferred Stock pursuant to its articles of incorporation of which 2,846,356 were issued. The Redeemable Series E Convertible Preferred Stock has a stated value of $0.99 per share; is convertible to Common Stock at a price of $0.78 per share.

On May 6, 2019, 2,633,678 outstanding shares of Redeemable Series E Convertible Preferred Stock, represented an element of the purchase price were acquired and recorded at fair value (on an as converted into common stock basis) based on the $6.00 per share closing price of Better Choice Company’s shares of Common Stock as they remained outstanding after the reverse acquisitions discussed in Note 2 above.

On May 10, 2019 and May 13, 2019, holders of the Company’s Redeemable Series E Convertible Preferred Stock converted 689,394 and 236,364 preferred shares into 875,000 and 300,000 shares of the Company’s Common Stock, respectively.

The below table summarizes changes in the balance of Redeemable Series E Convertible Preferred Stock since inception through September 30, 2019 including its value prior to acquisition by the Company.

	Number	Amount
Dollars in thousands
Issued on October 18, 2018	2,846,356	$2,023
Converted to Common Stock	(212,678)	(152)
Balance on May 6, 2019	2,633,678	1,871
Purchase price adjustment		18,188
Outstanding at May 6, 2019	2,633,678	20,059
Converted to Common Stock	(925,758)	(7,052)
Balance at September 30, 2019	1,707,920	$13,007

The rights preferences and privileges of Redeemable Series E Convertible Preferred stock are as follows:

Voting

The Redeemable Series E Convertible Preferred Stock has voting rights equal to those of the underlying Common Stock and ranks senior in respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.

Dividends

The holders of the Redeemable Series E Convertible Preferred stock are entitled to receive cumulative dividends at a rate of 10% per annum on the stated value. Each Holder of Redeemable Series E Convertible Preferred stock will be entitled to receive dividends or distributions on each share of Redeemable Series E Convertible Preferred stock on an as converted into common stock basis. Pursuant to waiver letters executed by each investor, the holders of the Company’s Redeemable Series E Convertible Preferred Stock agreed to waive their right to the distribution of dividends until October 22, 2019. Dividends accrued are $0.2 million as of September 30, 2019.

Liquidation

In the event of a Liquidation Event, the holders of Redeemable Series E Convertible Preferred stock will be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of any of shares of Common Stock, an amount per share of Series E Preferred equal to the greater of (A) the sum of (1) the Stated Value thereof plus (2) the Additional Amount thereon and any accrued and unpaid Late Charges with respect to such Stated Value and Additional Amount as of such date of determination (the “Conversion Amount”) and (B) the amount per share such holder of Redeemable Series E Convertible Preferred would receive if such holder converted such Series E into Common Stock immediately prior to the date of such payment. Liquidation Event means, whether in a single transaction or series of transactions, the voluntary or involuntary liquidation, dissolution or winding up of the Corporation or such Subsidiaries the assets of which constitute all or substantially all of the assets of the business of the Corporation and its Subsidiaries, taken as a whole.

Conversion

Each holder of Redeemable Series E Convertible Preferred stock will be entitled to convert any portion of the outstanding Redeemable Series E Convertible Preferred held by such holder into validly issued, fully paid and non-assessable shares of common stock at the Conversion Rate. The number of shares of common stock issuable upon conversion of any share of Redeemable Series E Convertible Preferred would be determined by dividing (x) the Conversion Amount of such share of Series E Preferred by (y) the Conversion Price. The Redeemable Series E Convertible Preferred Stock has a stated value of $0.99 per share; is convertible to Common Stock at a price of $0.78 per share.

Redemption

Under certain default conditions, the Redeemable Series E Convertible Preferred Stock is subject to mandatory redemption in cash equal to 125% of the greater of $0.99 per share ($1.23 per share) or 75% of the market price of the Common Stock. The Redeemable Series E Convertible Preferred Stock has a stated value of $0.99 per share; is convertible to Common Stock at a price of $0.78 per share.Redemption of the Redeemable Series E Convertible Preferred stock also occurs upon Triggering Events, which are not all entirely within the control of the Company. Due to this redemption option, the Redeemable Series E Convertible Preferred stock is recorded in the mezzanine equity and subject to subsequent measurement under the guidance provided under FASB ASC 480-10-S99-3A, Accounting for Redeemable Equity Investments.

Note 15 - Stockholders’ Deficit

As noted above, on May 6, 2019, Better Choice Company completed the Acquisition of TruPet pursuant to a Stock Exchange Agreement dated February 2, 2019 and amended May 6, 2019.  At the closing of the transaction, Better Choice Company issued 14,229,041 shares of its Common Stock in exchange for 93% of the outstanding ownership units of TruPet.  Additionally, on May 6, 2019, Better Choice Company also completed the Acquisition of Bona Vida pursuant to an Agreement and Plan of Merger dated February 28, 2019 and amended May 3, 2019.  At the closing of the transaction, Better Choice Company issued 18,103,273 shares of its Common Stock in exchange for all outstanding shares of Bona Vida.  The operations of Better Choice Company subsequent to the Acquisitions are those of TruPet and Bona Vida.  For accounting purposes, the transaction is considered a reverse merger whereby TruPet is considered the accounting acquirer of Better Choice Company.

As a result of the transaction, the historical TruPet members’ equity (units and incentive units) has been re-cast to reflect the equivalent Better Choice Common Stock for all periods presented after the transaction.  Prior to the transaction, TruPet was a Limited Liability Company and as such, the concept of authorized shares was not relevant.

Capital Contributions and Distributions of Capital

During the nine months ended September 30, 2018, a Company Director contributed $0.4 million and received $0.4 million as distributions.  There was no equity issued for the contribution.

Series A Preferred Units

In December 2018, the Company completed a private placement and issued 2,162,536 Series A Preferred Units to unrelated parties for $2.40 per unit.  The proceeds were approximately $4.7 million, net of $0.5 million of issuance costs.  Additionally, on February 12, 2019, an additional private placement of 62,500 Series A Preferred Units at $2.40 per unit was completed.  The proceeds were approximately $0.2 million, net of share issuance costs.

On May 6, 2019, all Series A Preferred Units were converted to 2,460,517 shares of Common Stock.

Common Stock

The Company was authorized to issue 580,000,000 shares of Common Stock as of December 31, 2018. On March 14, 2019, the Company filed a certificate of amendment of Certificate of Incorporation with the Delaware Secretary of State to effect a one-for-26 reverse split of Common Stock effective March 15, 2019. All of the Common and Preferred Stock amounts and per share amounts in these financial statements and footnotes have been retroactively adjusted to reflect the effect of this reverse split. On April 22, 2019, the Company filed a certificate of amendment of certificate of incorporation with the State of Delaware which reduced the number of authorized shares of Common Stock to 88,000,000. The Company has 45,427,659 and 11,661,485 shares of Common Stock issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.

On December 12, 2018, Better Choice Company closed a private placement offering (the “December Offering”) of 1,425,641 units (the “Units”), each unit consisting of (i) one share of the Company’s Common Stock and (ii) a warrant to purchase one half of a share of Common Stock.  The Units were offered at a fixed price of $1.95 per Unit for gross proceeds of $2.8 million.  Costs associated with the December Offering were $0.1 million, and net proceeds were $2.7 million.  The December Offering generated $2.6 million of the net proceeds were received by the Company during the period ended December 31, 2018 for the sale of 1,400,000 Units, and $0.1 million of the net proceeds were received on January 8, 2019 for the sale of 25,641 Units. The Warrants are exercisable over a two-year period at the initial exercise price of $3.90 per share. (See Note 11 – Warrant Derivative Liability). A portion of the proceeds from this private placement was used to acquire the initial 7% of TruPet.

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

On May 6, 2019, the Company acquired 1,011,748 shares of Common Stock (equivalent to 914,919 member units) valued at $6.1 million representing its initial 7% investment in TruPet.  These shares are recorded as an acquisition of treasury shares.

The Company issued 5,744,991 million units for gross proceeds of $3.00 per unit, also closing on May 6, 2019 with the PIPE transaction.  Each unit included one share of Common Stock of Better Choice Company stock and a warrant to purchase an additional share.  The shares issued in the PIPE are subject to the Securities and Exchange Commission’s Rule 144 restrictions which require the purchasers of the PIPE units to hold the shares for at least 6 months from the date of issuance. The funds raised from the PIPE will be used to fund the operations of the combined company. Net proceeds of $15.7 million were received in the private placement, allocable between shares of Common Stock and warrants.

Pursuant to the employment agreement of an officer with Bona Vida dated October 29, 2018, the officer was entitled to a $500,000 Change of Control payment.  The officer later agreed to receive 100,000 shares of Better Choice Company Common Stock.  The 100,000 shares of Common Stock were valued at $6.00 per share, which was the market value as of the date of Acquisition.

As of September 30, 2019, the Company has reserved approximately 18 million shares of Common Stock for future issuance as follows:

September 30, 2019
Conversion of Redeemable Series E Convertible Preferred Stock	2,167,744
Exercise of options to purchase Common Stock	6,031,462
Warrants to purchase Common Stock	9,533,354
Total shares of Common Stock reserved for future issuance	17,732,560

The Company did not reserve any units for future issuances during the period ended September 30, 2018.

Stock Awards

During the period from November 1, 2018 through May 5, 2019, incentive equity awards for the equivalent of 1.1 million shares were awarded to employees and consultants.  The incentive equity awards were valued at the date of award with a weighted average value per share of $2.26.  The awards were to vest over a period of three or four years.

On May 6, 2019, all outstanding equity incentive awards issued prior to May 6, 2019 immediately vested.  As a result of the immediate vesting of these awards, share-based compensation expense equal to $2.2 million was recorded in the Consolidated Statements of Operations and Comprehensive Loss on May 6, 2019.  There were no other incentive equity awards issued or outstanding during the nine months ended September 30, 2018. As of December 31, 2018, incentive equity awards for the equivalent of 164,356 shares were awarded to a consultant.

Stock Options

Options which had been granted in December 2018 to purchase an aggregate of 38,462 shares of Common Stock at an exercise price of $6.76 per share were outstanding prior to the merger.  As a result of the merger, those options immediately vested. The estimated fair value associated with the vesting options with a value of $0.1 million is part of the purchase price of Better Choice Company.  The options have not been exercised, remain outstanding at September 30, 2019, have a remaining life of 4.2 years and no intrinsic value.

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

Options to purchase an aggregate of 5,250,000 shares of the Company’s Common Stock at an exercise price of $5.00 per share were granted to management and non-employee directors of Better Choice Company on May 2, 2019. Subject to the holder’s continued service to the Company, 1/24th of the options vest on each monthly anniversary of the grant date such that the options are fully vested on the second anniversary of the grant date.

After the Acquisitions, an additional 743,000 stock option awards were granted under the 2019 Incentive Award Plan.  During the three and nine months ended September 30, 2019, 912,917 stock option awards vested due to severance agreements.

All vested options are exercisable and may be exercised through the ten-year anniversary of the grant date (or such earlier date described in the applicable award agreement following a holder’s termination of service).

The following table provides detail of the options granted and outstanding under the 2019 Incentive Award Plan. The table excludes any options awarded before the Plan was implemented.

			Vested Options	Non-vested options
	Total Number of Options	Weighted Average Exercise Price	Number	Number	Weighted average grant date fair value
Acquired on May 6, 2019	5,250,000	$5.00	-	5,250,000	$2.75
Granted	743,000	5.95	-	743,000	2.56
Vested during period		5.05	2,080,829	(2,080,829)	2.75
Options outstanding at September 30, 2019	5, 993,000	$5.12	2,080,829	3,912,171	$2.73
Options expected to vest				3,907,571
Weighted average exercise price			5.05	$5.15
Weighted average remaining contractual term (years)			9.6	9.6
Aggregate intrinsic value at September 30, 2019 (in thousands)			$2	$74

Pursuant to ASC 718-10-35-8, the Company recognizes compensation cost for stock awards with only service conditions that have a graded vesting schedule on a straight-line basis over the service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.  During the three and nine months ended September 30, 2019, $2.5 million and $6.7 million, respectively, of share-based compensation expense was recognized related to stock options issued.  The options were valued using the Black-Scholes method assuming the following:

•	Term: Equal to the mid-point between the fully vested date and the contractual expiration of the option.
•	Dividend yield: 0%
•	Exercise Price: $3.70 to $7.50
•	Risk-free rate: 1.41% to 2.39%
•	Volatility: 55-60%

The number of options expected to vest are estimated based on expected attrition rates for non-executives.

Aggregate intrinsic value represents the fair value of the Company’s Common Stock at the end of the period in excess of the exercise price multiplied by the number of options.

Warrants

On May 6, 2019, the Company acquired 712,823 warrants to purchase Common Stock with a weighted average exercise price of $3.90 with the Acquisition of Better Choice Company. The Company also issued 5,744,991 warrants with an exercise price of $4.25 on May 6, 2019 as part of the PIPE. Additionally, in connection with the PIPE transaction, the Company issued 220,539 warrants to brokers with an exercise price of $3.00.  During the three months ended September 30, 2019, a company advisor was issued 2,500,000 warrants with a strike price of $0.10 and 1,500,000 warrants with a strike price of $10.00.

	Warrants	Exercise Price
Warrants Acquired on May 6, 2019	712,823	$3.90
Issued	9,965,530	4.05
Exercised	(1,144,999)	3.50
Warrants outstanding at September 30, 2019	9,533,354	$4.01

The intrinsic value of outstanding warrants is $11.8 million as of September 30, 2019. No warrants were issued or outstanding at September 30, 2018.

Note 16 - Employee Benefit Plans

The Company maintains a qualified defined contribution 401(k) plan, which covers substantially all of our employees. Under the plan, participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. The Company matches 4% of participant contributions pursuant to the terms of the plan, which contributions are limited to a percentage of the participant’s eligible compensation. The Company made contributions related to the plan of less than $0.1 million during both the three and nine months ended September 30, 2019, respectively and zero during the three and nine months ended September 30, 2018.

Note 17 - Related Party Transactions

Management Services

A related party provided management services during 2018.  Payments related to this arrangement were less than $0.1 million for the three and nine months ended September 30, 2018.  No payments were made to the related party during 2019.  There were no outstanding balances at September 30, 2019 or December 31, 2018.

Marketing Services

A related party provides online traffic acquisition marketing services for the Company. The Company paid a total of $0.1 million for their services during the three and nine months ended September 30, 2019 and September 30, 2018.  The service contract has a 30-day termination clause.  Outstanding balances were less than $0.1 million at September 30, 2019 and December 31, 2018.

Financial and Accounting Personnel

The Company entered into an agreement with a related party in December 2018 for assistance and support regarding its financial operation and capital raise efforts and can be terminated at any time by either party with a 60-day notice with an affiliate of the managing member. Payments related to this agreement were less than $0.1 million and $0.2 million for the three and nine-month periods ended September 30, 2019, respectively.  As of September 30, 2019, the agreement was terminated and there is no outstanding balance due.

Finder’s Fee and Other Services

The Company paid a finders’ fee of $0.3 million during the year ended December 31, 2018 to an entity owned by one of its officers. Additionally, the Company paid approximately $0.4 million to this entity for other professional services rendered.  No amounts have been paid in 2019.

Note 18 - Income Taxes

For the three and nine months ended September 30, 2019 we recorded income tax expense of zero.

Our effective tax rate differs from the United States federal statutory rate of 21% primarily because our losses have been offset by a valuation allowance due to uncertainty as to the realization of the tax benefit of net operating losses (“NOLs”).

The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

Nine months ended September 30,
2019
Unrecognized tax benefit beginning of year	$--
Decreases-tax positions in prior year	--
Increases-tax positions in current year	--
Unrecognized tax benefit end of year	$--

As of September 30, 2019, we had no accrued interest and penalties related to uncertain income tax positions. We do not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

As of September 30, 2019, and 2018, the Company does not have any significant uncertain tax positions. If incurred, the Company would classify interest and penalties on uncertain tax positions as income tax expense.

On December 22, 2017, the United States government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the existing tax law by, among other things, lowering the United States corporate income tax rate from 35% to 21% beginning in 2018.

Although the accounting related to the income tax effects of the TCJA is complete pursuant to available guidance, certain technical aspects of the TCJA remain subject to varying degrees of uncertainty as additional technical guidance and clarification from the U.S. government continues to be issued.  Receipt of additional guidance and clarification from the U.S. government, as well as changes to the Company’s operations, may result in material changes to the provision for income taxes.  To the extent applicable, the Company would recognize such adjustments in the provision for income taxes in the period that additional guidance and clarification is received.

Note 19 - Major Suppliers

The Company purchased approximately 85% and 60% of its inventories from one vendor for the nine months ended September 30, 2019 and 2018, respectively and approximately 90% and 51% for the three months ended September 30, 2019 and 2018, respectively.

Note 20 - Concentration of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents and accounts receivable potentially subject the Company to concentrations of credit risk. At September 30, 2019 and December 31, 2018, all the Company’s cash and cash equivalents were deposited in accounts at several financial institutions. The Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company may maintain balances with financial institutions in excess of federally insured limits. The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents.  The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements.

The largest customer of the Company had purchases that represented approximately 4% and 6% of total gross sales for the nine months ended September 30, 2019 and 2018, respectively and approximately 4% and 6% for the three months ending September 30, 2019 and 2018.  Accounts receivable from the largest customer represented 38% and 54% of accounts receivable at September 30, 2019 and December 31, 2018, respectively.

Note 21 - Net Loss per Share

Basic and diluted net loss per share attributable to Common Stockholders is presented using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that has not yet recognized are collectively assumed to be used to repurchase shares.

Basic and diluted net loss per share is calculated by dividing net loss attributable to Common Stockholders by the weighted-average shares outstanding during the period.  For the three and nine month periods ended September 30, 2019 and 2018, the Company’s basic and diluted net loss per share attributable to Common Stockholders are the same, because the Company has generated a net loss to Common Stockholders and Common Stock equivalents are excluded from diluted net loss per share as they have an antidilutive impact.

The following table sets forth basic and diluted net loss per share attributable to Common Stockholders for the three and nine months ended September 30, 2019 and 2018:

Dollars in thousands except per share amounts	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Common Stockholders
Numerator:
Net loss	$(170,311)	$(3,836)	$(6,025)	$(1,437)
Less: Preferred Stock Dividends	70	-	43	-
Net loss attributable to Common Stockholders	$(170,381)	$(3,836)	$(6,068)	$(1,437)
Denominator:
Weighted average shares used in computing net loss per share attributable to Common Stockholders, basic and diluted	28,624,230	11,497,128	43,575,010	11,497,128
Net loss per share attributable to Common Stockholders, basic and diluted	$(5.95)	$(0.33)	$(0.14)	$(0.12)

Note 22 - Going Concern

The Company has incurred losses over the last three years and has an accumulated deficit. These operating losses create substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these consolidated financial statements are issued.

The consolidated financial statements have been prepared on a going concern basis. In making this assessment, management conducted a comprehensive review of the Company’s affairs. We reviewed sales and profitability forecasts for the Company for the next fiscal year including the impact of the acquisition of Halo, Purely for Pets, Inc. (“Halo”) on December 20, 2019.

The Company believes its available cash together with future capital raises and available borrowings, are sufficient to fund planned operations and operate its business for the next 12 months. The Company continues to have access to the public markets for additional funds for operations as well as refinancing of existing loans.

If the Company is unable to raise the necessary funds when needed or achieve planned cost savings, or other strategic objectives are not achieved, the Company may not be able to continue its operations or the Company could be required to modify its operations that could slow future growth. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 23 - Subsequent Events

Management has evaluated subsequent events through the date on which the consolidated financial statements were issued.

Lease Operations

In October 2019, the Company moved its distribution center to its new facility.  The lease on its new distribution facility was signed in May 2019.

In November 2019, the Company terminated its month-to-month office lease at its Milford, Ohio location and started a new month-to-month lease in Blue Ash, Ohio.

Subordinated Convertible Notes

On November 6, 2019, the Company issued 2,750 subordinated convertible notes (each, a “Convertible Note” and collectively, the “Convertible Notes”) for total proceeds of $2.75 million to existing shareholders. In connection with the Convertible Notes, the purchasers will be issued warrants (each, a “Warrant” and collectively, the “Warrants”) to purchase shares of common stock par value $0.001 of the Company (the “Common Stock”) equal to 62.5 Warrants for each Note. Each Warrant will entitle the holder thereof to purchase one share of Common Stock of the Company for a period of 24 months from the date of the consummation of a future initial public offering (“IPO”) at an exercise price equal to the greater of (i) $5.00 per share or (ii) the price at which the Common Stock of the Company was sold in the IPO. The issue price per Convertible Note is $1,000 and the maturity date is two years from the issue date. The Convertible Notes include interest at a rate of 10.0% per annum from the date of issue, payable quarterly. Fifty percent of the interest shall be payable in kind and the remainder shall be payable in cash. The Company intends to use the net proceeds from the offering for general working capital needs.

Halo Acquisition

On October 15, 2019, the Company entered into a Stock Purchase Agreement (“the Agreement”) with Halo, a Delaware corporation, Thriving Paws, LLC, a Delaware limited liability company (“Thriving Paws”), HH-Halo LP, a Delaware limited partnership (“HH-Halo” and, together with Thriving Paws, the “Sellers”) with HH-Halo, in the capacity of the representative of the Sellers. Pursuant to the terms and subject to the conditions of the Agreement, the Company agreed to purchase one hundred percent (100%) of the issued and outstanding capital stock of Halo. Halo is an ultra-premium, natural pet food brand.

On December 18, 2019, Better Choice Company Inc. entered into an Amended and Restated Stock Purchase Agreement by and among the Company, Halo and the Sellers to acquire one hundred percent (100%) of the issued and outstanding capital stock of Halo, Purely For Pets, Inc (the “Acquisition”). Pursuant to the Amended Agreement, a portion of the consideration for the Acquisition as described below was paid to Werner von Pein, the chief executive officer of Halo.

Under the terms of the Amended Agreement, the Company completed the Acquisition on December 19, 2019, for approximately $45 million pending final valuation of non-cash components issued to the sellers in the acquisition. The consideration was subject to customary adjustments for Halo’s net working capital, cash, and indebtedness, and consisted of a combination of (i) cash consideration, (ii) a total of 2,134,390 shares of the Company’s common stock, par value $0.001 per share, and (iii) transaction costs. The Company also (i) entered into a Subscription Agreement with the Sellers relating to the issuance of the Common Stock Consideration, (ii) issued convertible subordinated seller notes (“Seller Notes”), and (iii) issued Seller Warrants on December 19, 2019.

Seller Notes

The Seller Notes are scheduled to mature on June 30, 2023 and accrue interest at 10.00% per annum from December 19, 2019 until the Maturity Date, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The interest shall be payable by increasing the aggregate principal amount of the Seller Notes. The Seller Notes may be converted into shares of Common Stock at any time prior to the last Business Day immediately preceding the Maturity Date and shall be automatically converted into Common Stock upon an IPO. The conversion price shall be equal to the lower of $4.00 per share or the price at which the Common Stock was sold in an IPO. In the event of a change of control, each holder of the Seller Notes shall have the option to (i) convert all of the Seller Notes held by such holder into a replacement note issued by the new issuer in an aggregate principal amount equal to 104% of the outstanding principal amount of, and all accrued interest on, the Seller Notes held by such holder or (ii) require the Company to repay all of the outstanding principal amount of the Seller Notes held by such holder at a redemption price of 4% of the sum of all outstanding principal amount of the Seller Notes held by such holder plus all accrued interest thereon. If any such holder of Seller Notes fails to make an election above within thirty days of receipt of written notice of the change of control, all principal and accrued interest under the Seller Notes held by such holder shall automatically convert into Common Stock at the conversion price.

Loan Agreement

On December 19, 2019, the Company entered into a Loan Facilities Agreement (the “Facilities Agreement”) by and among the Company, as the borrower, the several lenders from time to time parties thereto (collectively, the “Lenders”) and a private debt lender, as agent (the “Agent”) that provides for a term loan facility not to exceed $20.5 million (the “Term Facility”) and a revolving demand loan facility not to exceed $7.5 million (the “Revolving Facility” and, together with the Term Facility, the “Facilities”). The Facilities are scheduled to mature on December 19, 2020 or such earlier date on which a demand is made by the Agent or any Lender. The obligations of the Company under the Facilities Agreement are guaranteed by each of the Company’s domestic subsidiaries and secured by a first-priority security interest in substantially all of the assets of the Company and the assets of its domestic subsidiaries. Borrowings under the Facilities bear interest at a rate per annum equal to the floating annual rate of interest established from time to time by the Bank of Montreal plus 8.05% calculated on the daily outstanding balance of the Facilities and compounded monthly. The revolving line of credit was satisfied in full on the same date.  Three directors of the Company entered into a Continuing Personal Guaranty agreement as a condition to the Facilities Agreement.

Amended Subordinated Convertible Notes

The Subordinated Convertible Notes were amended on January 6th, 2020. Pursuant to Section 7(c) of the Subordinated Convertible Promissory Note (the “Notes”) issued on November 11, 2019, the Purchasers have the right to amend and restate the Note and related documents to incorporate the preferable terms of any convertible promissory notes issued after November 11, 2019, so long as the Note is outstanding. As disclosed in the Company’s 8-K issued on December 26, 2019, the Company issued convertible subordinated notes to the Sellers and Werner von Pein. The Amended Agreement was entered into in order to incorporate only the preferable terms of the convertible subordinated notes issued to the Sellers and all other terms and provisions of the Note shall remain in full force and effect. Pursuant to the Amended Notes, the interest shall be payable by increasing the aggregate principal amount of the Notes (such increase being referred to therein as “PIK Interest”). As amended, for so long as any Event of Default (as defined in the Note) exists, interest shall accrue on the Note principal at the default interest rate of 12.0% per annum, and such accrued interest shall be immediately due and payable. As amended, the provisions of the Note that provided for an additional number of shares of Common Stock to the Investor if the IPO (as defined in the Note) had not been completed by June 30, 2020, have been removed.

2019 Incentive Award Plan

On November 11, 2019, the Company received shareholder approval for the Amended and Restated 2019 Incentive Award Plan.  Under the Amended and Restated 2019 Incentive Award Plan, the number of awards available for issuance increased from 6,000,000 to 9,000,000 with the closing of the Halo Acquisition on December 20, 2019

Effective as of December 19, 2019, the Board repriced all outstanding options to purchase Common Stock issued pursuant to the 2019 Better Choice Amended and Restated Incentive Award Plan, including options held by executive officers. As a result, the exercise price of all Options was lowered to $1.82 per share, the closing price of the Company’s Common Stock on December 19, 2019. No other terms of the Options were changed.  Damian Dalla-Longa, Chief Executive Officer of the Company, Andreas Schulmeyer, Chief Financial Officer of the Company, and Anthony Santarsiero, President of the Company, are the executive officers who hold Options subject to the repricing.

The Board effectuated the repricing to realign the value of the Options with their intended purpose, which is to retain and motivate the holders of the Options to continue to work in the best interests of the Company. Prior to the repricing, many of the Options had exercise prices well above the recent market prices of the Common Stock. The Options were repriced unilaterally, and the consent of holders was neither necessary nor obtained.

Stock and Warrant Issuance

On December 31, 2019, the Company issued 20,371 stock options at a strike price of $2.70 to Mr. Schulmeyer as a sign on bonus as per the employment agreement

On January 3, 2020, the Company issued 308,642 shares of Common Stock to an investor for net proceeds of $0.5 million, net of issuance costs of less than $0.1 million.

During January 2020, the Company issued shares below the exercise price of warrants acquired on May 6, 2019.  Pursuant to the warrant agreement, the Company is required to issue an additional 1,003,232 warrants to its warrant holders at a $1.62 exercise price and revise the existing warrants to an exercise price of $1.62.

The stock issued in conjunction with the Halo acquisition triggered an anti-dilution clause as part of an agreement with a third party. The Company will settle the required issuance of an additional 250,000 shares in the first quarter of 2020.

ABG Termination

On January 16, 2020, the Company terminated the Houndog licensing agreement (“Agreement”) with Associated Brands Group and Elvis Pressley Enterprises due to business judgment. As part of the termination, the Company agreed to the following: (1) to pay ABG One Hundred Thousand Dollars ($0.1 million) in cash upon the signing of this Agreement, (2) to issue to ABG Seventy Two Thousand Seven Hundred Twenty (72,720) shares of BTTR’s common stock, (3) to pay to ABG One Hundred Thousand Dollars ($0.1 million) in cash in four equal installments, (4) to issue to ABG Six Hundred Thousand Dollars ($0.6 million) in Subordinated Promissory Notes (the “Notes”), with the condition being that if the Company sells existing inventory in excess of One Hundred Thousand Dollars ($0.1 million), the Six Hundred Thousand Dollar ($0.6 million) Subordinated Promissory Note will be reduced on a dollar for dollar basis and (5) to issue to ABG a common stock purchase warrant (the “Warrants”) equating to a value of $150,000.

The Notes are scheduled to mature on June 30, 2023 (the “Maturity Date”) and accrue interest at 10.00% per annum from January 13, 2020, until the Maturity Date, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The interest shall be payable by increasing the aggregate principal amount of the Notes (such increase being referred to herein as “PIK Interest”). The Notes may be converted into shares of Common Stock at any time prior to the last Business Day immediately preceding the Maturity Date and shall be automatically converted into Common Stock upon an IPO (as defined in the Notes). The conversion price shall be equal to the lower of $4.00 per share or the price at which the Common Stock was sold in an IPO. In the event of a change of control, each holder of the Notes shall have the option to (i) convert all of the Notes held by such holder into a replacement note issued by the new issuer in an aggregate principal amount equal to 104% of the outstanding principal amount of, and all accrued interest on, of the Notes, held by such holder or (ii) require the Company to repay all of the outstanding principal amount of the Notes held by such holder at a redemption price of 4% of the sum of all outstanding principal amount of the Notes held by such holder plus all accrued interest thereon. If any such holder of Notes fails to make an election above within thirty days of receipt of written notice of the change of control, all principal and accrued interest under the Notes held by such holder shall automatically convert into Common Stock at the conversion price.

The Warrants are exercisable for 24 months from the date of the consummation of an IPO (as defined in the Warrants) at an exercise price equal to the greater of (i) $5.00 per share or (ii) the price at which the Common Stock was sold in the IPO.

No other recognized or non-recognized subsequent events were identified for recognition or disclosure in the financial statements.

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

On February 2, 2019 and February 28, 2019, respectively, Better Choice Company entered into definitive agreements to acquire through stock exchange agreements, approximately 93% of the outstanding limited liability company interest of TruPet LLC and all of the outstanding shares of Bona Vida, Inc., an emerging hemp-based CBD platform focused on developing a portfolio of brand and product verticals within the animal health and wellness space. On May 6, 2019, Better Choice Company consummated the stock exchange transactions whereby TruPet LLC and Bona Vida, Inc. became wholly owned subsidiaries of Better Choice Company. For accounting and financial reporting purposes, the transaction has been treated as a reverse acquisition whereby TruPet is considered the acquiror of Better Choice Company and Bona Vida, Inc. Thus, the historical financial information of the registrant is that of TruPet even though the legal registrant remains Better Choice Company.

TruPet was founded in 2013 and has a track record of increasing its sales and customer base since that time. TruPet has contributed to and has benefited from the positive trend toward feeding pets a healthy, natural diet.  We pride ourselves on our customer service and ability to communicate and educate our customers.  During 2017 and 2018, we increased marketing investments to acquire new customers while also maintaining our relationship with our current customers.  During 2017, we launched the TruDog Love Club (“TLC”), a loyalty program that provides our customers with unique benefits including discounted prices, subscription shipments of replenishable products, free or reduced shipping, and other benefits not available to non-TLC members.  The program has expanded and now has two tiers of loyalty club members. Tier 1 awards customers with six points per dollar spent and tier 2, TLC, awards customers with twelve points per dollar spent and provides opportunities to earn points at a higher rate.  The number of loyalty members has grown to approximately 28,000 club members since its inception. Approximately 76% of DTC sales during the nine-month period ended September 30, 2019 and approximately 81% of DTC sales during the three-month period ended September 30, 2019 were from returning customers including TLC club members.

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

Fiscal Year End

On May 21, 2019, the Board approved a change fiscal year from August 31 to December 31 to align with TruPet fiscal year end.  The fiscal year change for the Company is effective with our 2019 fiscal year, which begins January 1, 2019 and ends December 31, 2019.

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

Net sales include revenue derived from the sale of our products and related shipping fees offset by promotional discounts, refunds and loyalty points earned.  We offer a variety of promotions and incentives to our customers including daily discounts, multi-bag purchase discounts and coupon codes for initial purchases.  Historically, our net sales have been driven by our distribution of our products through our direct to consumer channel.  However, sales through the wholesale channel have become a more important component of our growth in net sales and gross profit.

Key factors that affect our future sales growth include: our new product introduction in both the non-CBD and CBD markets, our expansion into wholesale and other specialty channels, entry into the market of competitors in the CBD industry and international expansion. We recognize revenue to depict the transfer of promised goods to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. Revenue is recognized at the time the order is shipped to the DTC customers and the majority of wholesale customers, as this is when control transfers, with the exception of the Company’s largest customer due to specific FOB designation shipping terms We record a revenue reserve based on past return rates to account for customer returns.

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

Operating Expenses

General and administrative expenses include management and office personnel compensation and bonuses, share-based compensation, corporate level information technology related costs, rent, travel, professional service fees, costs related to merchant credit card fees, shipping costs, insurance, product development costs and general corporate expenses. We expect general and administrative expenses to continue to increase in absolute dollars as we expand our commercial infrastructure to both drive and support our planned growth in revenue and support the additional costs associated with being a public company.

Sales and marketing expenses include costs related to compensation for sales personnel, other costs related to the selling platform, as well as marketing, including paid media and content creation expenses.  Marketing expenses consist primarily of Facebook and other media ads, other advertising and marketing costs, all geared towards acquiring new customers and building brand awareness. We expect selling expense to continue to grow as we actively acquire new online customers and begin to build our wholesales channel.

Customer service and warehousing costs include the cost of our customer service department, including our in-house call center, and costs associated with warehouse operations, including but not limited to payroll, rent, and warehouse management systems.

Interest Expense

Interest expense originates from debt incurred under a under a revolving credit agreement entered into in May 2019, and under our note payable to a prior TruPet LLC member, corporate credit cards, our line of credit agreement and other debt in place prior to the Acquisitions.

Income Taxes

Our income tax provision consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions and uncertain tax positions. During the three and nine-month periods ended September 30, 2019 and September 30, 2018, we did not record income tax expense.  TruPet was a limited liability company until the May 6, 2019 acquisitions. Subsequent to the consummation of the Acquisitions, the Company, as a corporation, is required to provide for income taxes.

Results of Operations

Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018

	Nine Months Ended			Three Months Ended
$ in 000’s	2019	2018	% Change	2019	2018	% Change
Net Sales	$11,567	$11,045	5%	$3,932	$3,981	(1)%
Cost of Goods Sold	7,178	5,786	24%	3,096	2,457	26%
Gross Profit	4,389	5,259	(17)%	836	1,524	(45)%
General & Administrative	12,031	4,013	200%	4,856	1,341	262%
Share-Based Compensation	6,708	-	-	2,496	-	-
Sales & Marketing	8,452	4,061	108%	2,856	1,242	130%
Customer Service and Warehousing	854	927	(8)%	303	350	(13)%
Loss from Operations	$(23,656)	$(3,742)	532%	$(9,675)	$(1,409)	587%

Net Sales

Net sales increased $0.5 million, or 5%, to $11.6 million for the nine months ended September 30, 2019 compared to $11.0 million for the nine months ended September 30, 2018.

Net sales decreased less than $0.1 million, or 1%, to $3.9 million for the three months ended September 30, 2019 compared to $4.0 million for the three months ended September 30, 2018.

Net sales increased in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 as a result of increased media and acquisition spend and a shift to higher unit priced products. Our TruDog brand shifted away from dental products during the first half of 2019 towards consumable food and topper sales. Dental products were effective for initial customer acquisition but return and retention rates were relatively low. Although food and topper products are not as effective in initial customer conversion as the dental products, food and topper products yield a better lifetime value as retention and repeat rates are higher. Over the nine-month period ended on September 30, 2019, 76% of our products sold were to repeat customers.

The decrease in net sales in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 were the result of a more competitive customer acquisition environment where we had to spend more on acquisition costs to achieve the same level of sales.  We continue to see high retention rates of returning customers either through our subscription offers or from repeat purchases. During the three-month period ended September 2019, 81% of sales were to repeat customers. Repeat customers earned and redeemed TLC loyalty points at a higher rate in the period ended September 30, 2019 than in any prior period. By focusing on repeat customers, we can reduce the initial discounting we offer first time customers, effectively raising our average unit revenue. We expect the share of returning sales to continue to grow as we focus our acquisition spend on high value, repeat buyers. Online retail partners sales dropped slightly as we continued to focus on driving traffic to our own sites.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased $1.4 million, or 24%, to $7.2 million for the nine months ended September 30, 2019 compared to $5.8 million for the nine months ended September 30, 2018. The increase in cost of goods sold was primarily due to a mix shift to food and topper products, which have higher costs than dental products offset by improved conversion costs from our manufacturing partners as we continue to negotiate and expect to see further cost reductions as we rationalize the product offering and gain scale in the remaining products. We also expensed $0.6 million in royalty expenses in the nine-month period ended in September 30, 2019 related to our licensing contract for the Houndog brand from Elvis Presley Enterprises. The cost of hemp derived CBD oils has declined in the market, thus, reducing our ingredient costs.  In the nine-month periods ended on September 30, 2019 and 2018, the inventory reserve taken was $0.4 million and $0.1 million, respectively, for slow moving and discontinued items. As a percentage of revenue, cost of goods sold increased to 62% during the nine months ended September 30, 2019 compared to 52% during the nine months ended September 30, 2018.

Cost of goods sold increased $0.6 million, or 26%, to $3.1 million for the three months ended September 30, 2019 compared to $2.5 million for the three months ended September 30, 2018.  During the three-months ended on September 30, 2019, we continued to negotiate for improved conversion costs from our manufacturing partners and saw the initial benefits of our reduction efforts. We also expensed $0.6 million in royalty expenses in the nine-month period ended in September 30, 2019 related to our licensing contract for the Houndog brand from Elvis Presley Enterprises. The inventory review at the end of the three-month period ended on September 30, 2019 led to an inventory reserve charge of $0.2 million for the quarter as compared to a reserve of less than $0.1 million for the three months ended September 30, 2018. As a percentage of revenue, cost of goods sold increased to 79% during the three months ended September 30, 2019 compared to 62% during the three months ended September 30, 2018.

During the nine months ended September 30, 2019, gross profit decreased $0.9 million, or 17%, to $4.4 million compared to $5.3 million during the nine months ended September 30, 2018.  Gross profit margin decreased to 38% from 48% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The ongoing shift into food and topper products from the dental products sold in 2018 and through the first half of 2019, the discounting of discontinued products and the Houndog royalty expense reduced the gross profit margin for the nine-month period ended September 30, 2019.

During the three months ended September 30, 2019, gross profit decreased $0.7 million, or 45%, to $0.8 million compared to $1.5 million for the three months ended September 30, 2018.  Gross profit margin also decreased to 21% from 38% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.  During the three-months ended on September 30, 2019, we incurred the Houndog royalty expense of $0.6 million.

Operating Expenses

During the nine months ended September 30, 2019, general and administrative expenses increased approximately $8.0 million, or 200% to $12.0 million compared to $4.0 million in the nine months ended September 30, 2018.  The increase resulted from the expansion of our corporate staff and the incurrence of professional fees post-acquisitions as we began building the infrastructure to support our status as a public company.  We saw higher than normal shipping costs during the nine months ended September 30, 2018 due to a product recall. During this period, we shipped partial orders and replacement product, increasing our shipping expenses.

During the three months ended September 30, 2019, general and administrative expenses increased approximately $3.5 million, or 262%, to $4.9 million compared to $1.3 million in the three months ended September 30, 2018.  The increase resulted from the expansion of our corporate staff and the incurrence of professional fees post-acquisition as we began building the infrastructure to support our status as a public company.  In the three months ended September 30, 2019, we achieved lower  unit shipping costs as we gain scale and shipping efficiency.

During the nine months ended September 30, 2019, we incurred share-based compensation of $6.7 million, as compared to share based compensation of $0 during the nine months ended in September 30, 2018. The increase in equity-based compensation was driven by awards issued as part of the Incentive Plan.

During the three months ended September 30, 2019, we incurred share-based compensation of $2.5 million, as compared to share based compensation of $0 during the three months ended in September 30, 2018. The increase in equity-based compensation was driven by awards issued as part of the 2019 Incentive Plan.

During the nine months ended September 30, 2019, sales and marketing expenses, including paid media, increased approximately $4.4 million, or 108%, to $8.5 million from $4.1 million during the nine months ended in September 30, 2018 as a result of increased new customer acquisition efforts. TruPet traditionally invested in Facebook advertisement to drive traffic to the site. We increased spending on Facebook and Google and began to invest in other media outlets to build brand awareness. In August 2019, we tested radio advertisement for our CBD infused pet treats to drive incremental demand for the products. We paused the radio advertising at the end of September 2019, as we did not see the expected pickup in CBD sales.

During the three months ended September 30, 2019, sales and marketing expenses, including paid media, increased approximately $1.6 million, or 130%, to $2.9 million from $1.2 million during the three months ended in September 30, 2018 primarily due to a shift in media spending towards Facebook and Google advertisements as well as retargeting lapsed customers. In August 2019, we tested radio advertisement for our CBD infused pet treats to drive incremental demand for the products. We paused the advertising at the end of September 2019, as we did not see the expected pickup in CBD sales.

During the nine months ended September 30, 2019, other customer service and warehousing costs decreased $0.1 million, or 8%, to $0.8 million compared to $0.9 million for the nine months ended September 30, 2018.  We rationalized the operations in our warehouse at the end of 2018, reducing the staff and operating costs. The reductions in customer service and warehousing costs during the nine months ended September 30, 2019 were offset by increased costs when we began renovating a new facility near Tampa, Florida to house our warehouse, fulfillment and administrative departments. Rent and associated utilities for this period are reflecting both the rent for the new facility as well as the existing facility.

During the three months ended September 30, 2019, customer service and warehousing costs decreased $0.1 million, or 13%, to $0.3 million compared to $0.4 million for the three months ended September 30, 2018. We rationalized the operations in our warehouse at the end of 2018, reducing staff and operating costs. The reductions in customer service and warehousing costs during the three months ended September 30, 2019 were offset by increased costs when we began renovating a new facility in Tampa, Florida to house our warehouse, fulfillment and administrative departments. Rent and associated utilities for this period are reflecting both the rent for the new facility as well as the existing facility.

Research and Development

We do not invest in non-CBD pet food research, but we do continually review sales of our existing products as well as those of non-CBD competitors to identify possible product extensions. We acquired two CBD related research agreements as part of the acquisition of Bona Vida Inc. We will invest resources into the effectiveness of CBD infused canine pet food to determine if specific strains of CBD are more effective than others in addressing canine health issues.  We are also conducting trials with existing products to determine optimal product formulations., We incurred less than $0.1 million of research and development expenses during the three and nine-month periods ended September 30, 2019 and $0 during the three-month and nine month periods ended September 30, 2018. We expect to continue incur research and development expenses during the remainder of 2019 and in future periods.  Research and development costs are included in general and administrative costs.

Interest Expense, Net

During the nine months ended September 30, 2019, interest expense increased $0.1 million, or 76% to $0.2 million compared to $0.1 million for the nine months ended September 30, 2018.  Interest expense increased primarily due to the refinancing of the Company’s line of credit agreement of $6.2 million on May 6, 2019 versus an interest free shareholder loan for the nine month period ended September 30, 2018.

During the three months ended September 30, 2019 and 2018, interest expense was less than $0.1 million.

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

Loss from Acquisition

Note 2 in the Notes to the Unaudited Consolidated Financial Statements details the impact of the transaction on May 6, 2019.

Liquidity and Capital Resources

Since our founding, we have financed our operations primarily through sales of member units as a limited liability company, sales of shares of Common Stock and warrants, as a corporation, preferred stock, loans and cash flows generated by operations. At September 30, 2019, we had cash and cash equivalents of $9.0 million (including restricted cash of $6.2 million) which represented an increase of $5.1 million from December 31, 2018.

The Company has incurred losses over the last three years and has an accumulated deficit. These operating losses create substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these consolidated financial statements are issued.

The consolidated financial statements have been prepared on a going concern basis. In making this assessment, management conducted a comprehensive review of the Company’s affairs. We reviewed sales and profitability forecasts for the Company for the next fiscal year including the impact of the acquisition of Halo, Purely for Pets, Inc. on December 20, 2019.

The Company believes its available cash together with future capital raises and available borrowings, are sufficient to fund planned operations and operate its business for the next 12 months. The Company continues to have access to the public markets for additional funds for operations as well as refinancing of existing loans.

If the Company is unable to raise the necessary funds when needed or achieve planned cost savings, or other strategic objectives are not achieved, the Company may not be able to continue its operations or the Company could be required to modify its operations that could slow future growth. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The following table presents a summary of our cash flow for the nine-month periods ended:

$ in thousands	September 30, 2019	September 30, 2018
Cash flows from (used in):
Operating activities	$(13,224)	$(3,057)
Investing activities	364	(31)
Financing activities	17,915	3,165
Net increase (decrease) in cash and cash equivalents	$5,055	$77

Cash flows from Operating Activities

Cash provided by (used in) operating activities consisted of net loss adjusted for non-cash items, including the loss on acquisitions, stock-based compensation expense, change fair value of in derivative liability, depreciation and amortization, changes in working capital and other activities.

Cash used in operating activities increased $10.2 million, or over 100%, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Cash used in operating activities was $13.2 million for the nine months ended September 30, 2019, which consisted of the net loss from operations of $170.3 million, offset by $147.0 million from the loss on acquisitions, $6.7 million in share-based compensation expense and a combined $3.6 million of net cash generated via changes in operating assets and current liabilities. Cash used in operating activities was $3.1 million for the nine months ended September 30, 2018, which consisted of net loss of $3.8 million, offset by a combined $0.8 million net cash generated via changes in operating assets and current liabilities.

The decrease in working capital (deficit) during the nine months ended September 30, 2019 was primarily due to an increase of accrued liabilities of $3.3 million offset by an increase in inventories of $0.7 million.

The decrease in working capital (deficit) during the nine months ended September 30, 2018 was primarily due to an increase in accounts payable of $1.2 million offset by an increase in inventories of $0.5 million

Cash flows from Investing Activities

Cash from investing activities decreased by $0.4 million, during the nine months ended September 30, 2019 from less than $0.1 million during the nine months ended September 30, 2018. The change in cash from investing activities is the result of $0.4 million cash acquired in the acquisitions offset by acquisition costs and a small increase in cash spent for the acquisition of fixed assets.

Cash flows from Financing Activities

Cash from financing activities increased by $14.8 million, to $17.9 million, during the nine months ended September 30, 2019 from $3.2 million during the nine months ended September 30, 2018. The primary drivers of the overall cash from financing activities were net proceeds from a private placement of $15.8 million offset by payments to eliminate the balance due under the Business Cash Advance Agreement of $1.9 million. The Company refinanced debt acquired in the merger of $6.2 million with the proceeds from the issuance of new debt of $6.2 million.

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

Evaluation of disclosure controls and procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2019. Based upon that evaluation, the Company’s Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2019 due to the material weakness described below.

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (United States) Auditing Standard No. 2), or a combination of control deficiencies, that result in there being more than a remote likelihood of material misstatement in the annual or interim financial statements would not be prevented or detected.

The matters involving internal controls and procedures that our management considered to be material weaknesses were: (1) The Company has not designed or implemented a system of internal controls. As a result, the Company does not have (i) segregation of duties and evidence of fiduciary oversight related to the financial statement close process, cash disbursements process, contract approval process and time and expense reimbursement process; (ii) formally documented accounting policies and procedures that are effective and consistently applied in accordance with GAAP; and (iii) effective controls and resources to address the accounting requirements for new accounting pronouncements. (2) The Company’s financial statement close process and disclosure controls and procedures, including the secondary review and approval of financial information generated to prepare the consolidated financial statements, and the functionality of underlying IT systems used to consolidate the Company’s subsidiaries, are ineffective.  As a result, the Company has been unable to close its books or fulfill its SEC reporting requirements in a timely manner. (3) The Company has ineffective controls for assessing its sales tax obligations, including timely payment and accrual recognition. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our consolidated financial statements as of September 30, 2019.

Management believes that the material weaknesses set forth above did impact our ability to report our financial results in a timely manner.

Management is in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed in reports that must be filed with the Securities and Exchange Commission has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem and intends to develop procedures to address this problem to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Control over Financial Reporting

In September 2019, the Company hired a Controller as part of its efforts to address internal accounting personnel deficiencies. In November 2019, the Company integrated a sales tax solution into the direct to consumer platform to ensure accurate sales tax accruals. In December 2019, the Company acquired Halo, Purely for Pets, Inc. The existing Halo finance team will support the process of bringing current outsourced processes in house.  There were no other significant changes in internal control over financial reporting during the three month period ended September 30, 2019.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have previously disclosed all sales of securities without registration under the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Listed and indexed below are all Exhibits filed as part of this Quarterly Report.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1*	Stock Purchase Agreement, dated October 15, 2019, by and among Better Choice Company Inc., Halo, Purely For Pets, Inc., Thriving Paws, LLC and HH-Halo LP.	8-K	333-161943	2.1	10/18/19
2.2*	Amendment No. 1 to Stock Purchase Agreement, dated November 22, 2019, by and among Better Choice Company Inc., Halo, Purely For Pets, Inc., Thriving Paws, LLC and HH-Halo LP.	8-K	333-161943	2.2	11/27/19
2.3*	Amended and Restated Stock Purchase Agreement, dated December 18, 2019, by and among Better Choice Company Inc., Halo, Purely For Pets, Inc., Thriving Paws, LLC and HH-Halo LP.	8-K	333-161943	2.1	12/26/19

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Certificate of Incorporation.	10-Q	333-161943	3.1	4/14/2019
3.2	Certificate of amendment to Certificate of Incorporation.	10-Q	333-161943	3.2	7/14/17
3.3	Certificate of amendment to Certificate of Incorporation.	8-K	333-161943	3.1	3/22/18
3.4	Certificate of amendment to Certificate of Incorporation.	10-KT	333-161943	3.5	7/24/19
3.5	Bylaws.	10-Q	333-161943	3.5	4/15/19
4.1	Tranche 1 Warrant, dated September 17, 2019, by and between Better Choice Company Inc. and Bruce Linton.	8-K	333-161943	4.1	9/23/19
4.2	Tranche 2 Warrant, dated September 17, 2019, by and between Better Choice Company Inc. and Bruce Linton.	8-K	333-161943	4.2	9/23/19
4.3	Additional Warrant, dated September 17, 2019, by and between Better Choice Company Inc. and Bruce Linton.	8-K	333-161943	4.3	9/23/19
4.4	Form of Subordinated Convertible Promissory Note, dated November 11, 2019, by and among Better Choice Company Inc. and John M. Word and Edward Brown.	8-K	333-161943	4.1	11/15/2019
4.5	Form of Common Stock Purchase Warrant, dated November 11, 2019, by and among Better Choice Company Inc. and John M. Word and Edward Brown.	8-K	333-161943	4.2	11/15/2019
4.6	Form of Registration Rights Agreement, dated November 11, 2019, by and among Better Choice Company Inc. and John M. Word and Edward Brown.	8-K	333-161943	4.3	11/15/2019
4.7	Form of Subordinated Convertible Promissory Note, dated December 19, 2019, by and among Better Choice Company Inc. and the Halo Sellers listed on the signature pages thereto.					*
4.8	Form of Common Stock Purchase Warrant, dated December 19, 2019, by and among Better Choice Company Inc. and the Halo Sellers.					*
4.9	Form of Registration Rights Agreement, dated December 19, 2019, by and among Better Choice Company Inc. and the Halo Sellers.					*
4.10	Form of Common Stock Purchase Warrant, dated December 19, 2019, by and among Better Choice Company Inc. and the Shareholder Personal Guarantors.					*
10.1***
Loan Facilities Credit Letter Agreement, dated December 19, 2019, by and among the Better Choice Company Inc., Halo, Purely for Pets, Inc., Bona Vida Inc., TruPet LLC and Bridging Finance Inc., as agent.
						*
10.2*
Pledge and Security Agreement, dated December 19, 2019, by and among Better Choice Company, Inc., Halo, Purely or Pets, Inc., Bona Vida, Inc., TruPet LLC and Bridging Finance Inc., as Administrative Agent.
						*
10.3	Continuing Guaranty of Halo, Purely for Pets, Inc., Bona Vida Inc., TruPet LLC, dated December 19, 2019,					*
10.4	Continuing Personal Guaranty of John Word, Lori Taylor and Michael Young, dated December 19, 2019.					*
10.5	Form of Subscription Agreement, dated November 11, 2019, by and among Better Choice Company Inc. and the John M. Word and Edward Brown.	8-K	333-161943	10.1	11/15/2019

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.6	Form of Subscription Agreement, dated December 19, 2019, by and among Better Choice Company Inc. and the Halo Sellers.					*
10.7	Independent Contractor Agreement, dated September 17, 2019, by and between Better Choice Company Inc. and Bruce Linton.	8-K	333-161943	10.1	9/23/19
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*          Certain schedules and similar attachments to this agreement have been omitted in accordance with item 601(a)(5) of Regulation S-K. The company will furnish copies of any schedules or similar attachments to the SEC upon request.

***     Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(b)(10). Such excluded information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTER CHOICE COMPANY INC.

Date: January 31, 2020	By:	/s/ Damian Dalla-Longa

Damian Dalla-Longa Chief Executive Officer

Date: January 31, 2020	By:	/s/ Andreas Schulmeyer

Andreas Schulmeyer Chief Financial Officer