Form 10-K
period 2019-12-31
Better Choice Co Inc.
filed 2020-05-04
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number: 333‑161943

Better Choice Company Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-4284557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

164 Douglas Road East
Oldsmar, Florida 34677
(Address of Principal Executive Offices) (Zip Code)

(Registrant’s Telephone Number, Including Area Code): (813) 659‑5921

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed fiscal year, based on the closing sale price of $2.70 as reported on the OTCQB was: $90,410,612.

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 48,939,708 shares of $0.001 par value common stock outstanding as of April 24, 2020.

Better Choice Company Inc.
Annual Report on Form 10‑K for the Fiscal Year Ended December 31, 2019

PRESENTATION OF FINANCIAL AND OTHER INFORMATION

On May 6, 2019, Better Choice Company Inc. (“Better Choice Company”, ‘‘we’’, ‘‘us’’ or the “Company”) acquired TruPet LLC (“TruPet”) and Bona Vida, Inc. (“Bona Vida”) in a pair of all-stock transactions (the “May Acquisitions”). The acquisition of TruPet was treated as a reverse merger with TruPet determined to be the accounting acquirer of Better Choice Company. As such, the historical financial statements of the registrant are those of TruPet and TruPet’s equity has been re-cast to reflect shares of Better Choice Company common stock received in the TruPet acquisition. The acquisitions of Better Choice Company and Bona Vida were treated as asset acquisitions. Unless otherwise stated or the context otherwise requires, the historical business information described in this Annual Report on Form 10-K prior to consummation of the May Acquisitions is that of TruPet and, following consummation of the May Acquisitions, reflects business information of Better Choice Company, TruPet and Bona Vida as a combined business.

On December 19, 2019, Better Choice Company acquired (the “Halo Acquisition”, and together with the May Acquisitions, the “Acquisitions”) 100% of the issued and outstanding capital stock of Halo, Purely for Pets, Inc. (“Halo”), an ultra-premium, natural pet food brand, in exchange for a combination of cash consideration, a total of 2,134,390 shares of Better Choice Company common stock, convertible subordinated notes for a total amount of $15,000,000 and accompanying stock purchase warrants. Unless otherwise stated or the context otherwise requires, from December 19, 2019 onward, the results of operations reflects business information of Better Choice Company and Halo as a combined business. References to the “Company”, “we”, “us” and “our” in this Annual Report on Form 10-K, refer to TruPet and its consolidated subsidiaries prior to May 6, 2019, to Better Choice Company, TruPet and Bona Vida and their consolidated subsidiaries after May 6, 2019 and to Better Choice Company, TruPet, Bona Vida and Halo and their consolidated subsidiaries after December 19, 2019.

FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K are “forward-looking statements” for purposes of federal and state securities laws, including statements regarding our expectations and projections regarding future developments, operations and financial conditions, and the anticipated impact of our acquisitions, business strategy, and strategic priorities. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Annual Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of known and unknown risks, uncertainties and assumptions. Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	adverse impacts from the pandemic involving the novel coronavirus known as COVID-19;

•	our ability to successfully implement our growth strategy;

•	failure to achieve growth or manage anticipated growth;

•	our ability to achieve or maintain profitability;

•	the uncertainty of profitability based upon our history of losses;

•	our significant indebtedness;

•	our ability to continue as a going concern;

•	our ability to generate sufficient cash flow to run our operations, service our debt and make necessary capital expenditures;

•	our ability to establish and maintain effective internal control over financial reporting;

•	our limited operating history;

•	our ability to successfully integrate Bona Vida’s, Halo’s and TruPet’s businesses and realize anticipated benefits with these acquisitions and with other acquisitions or investments we may make;

•	our dependence on our subsidiaries for payments, advances and transfers of funds due to our holding company status;

•	our ability to successfully develop additional products and services or successfully commercialize such products and services;

•	competition in our market;

•	our ability to attract new and retain existing customers;

•	our exposure to product liability claims;

•	interruption in our sourcing operations;

•	our or our third-party contract manufacturers’ and suppliers’ ability to comply with legal and regulatory requirements;

•	our brand reputation;

•	compliance with data privacy rules;

•
our compliance with applicable regulations issued by the U.S. Drug Enforcement Administration (“DEA”), the U.S. Food and Drug Administration (“FDA”), the U.S. Federal Trade Commission (“FTC”), the U.S. Department of Agriculture (“USDA”), and other federal, state and local regulatory authorities, including those regarding marketing pet food, products and supplements with CBD;

•	uncertainty regarding the status of hemp and hemp-based products under U.S. law;

•	risk of our products being recalled for a variety of reasons, including product defects, packaging safety and inadequate or inaccurate labeling disclosure;

•
risk of shifting customer demand in relation to raw pet foods, premium kibble and canned pet food products, CBD and hemp products for pets and failure to respond to such changes in customer taste quickly and effectively; and

•
the other risks identified in this Annual Report including, without limitation, those under Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as such factors may updated from time to time in our other filings with the SEC.

Given these uncertainties, you should not place undue reliance on these forward‑looking statements. These forward‑looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10‑K and, except as required by law, we undertake no obligation to update or revise publicly any forward‑looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report on Form 10‑K. We qualify all of our forward‑looking statements by these cautionary statements.

NOTE REGARDING TRADEMARKS

We own or have rights to use the trademarks and trade names that we use in conjunction with the operation of our business. Each trademark or trade name of any other company appearing in this Annual Report on Form 10-K is, to our knowledge, owned by such other company. Solely for convenience, our trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.

PART I

ITEM 1.	BUSINESS

Change in Fiscal Year End

On May 21, 2019, Better Choice Company’s board of directors approved a change in fiscal year from August 31 to December 31 to align with the TruPet fiscal year end.  The fiscal year change for the Company became effective with our 2019 fiscal year, which begins January 1, 2019 and ends December 31, 2019. Following its acquisition by the Company, Halo has adopted the same fiscal year end.

Our History

We were originally incorporated in the State of Nevada in 2001 under the name Cayenne Construction, Inc., and in 2009 changed our name to Sport Endurance, Inc. The Company previously marketed for sale three sport nutritional products, which it suspended in March 2018.  On March 14, 2018, the Company, through its wholly owned subsidiary Yield Endurance, Inc. (“Yield”), entered into a series of agreements under which Yield borrowed $5 million of bitcoin (“BTC”). The Company simultaneously entered into transactions with Madison Partners LLC and Prism Funding Co. LP to lend the BTC to third parties. On August 21, 2018, the Company entered into a series of restructuring agreements to unwind the BTC transactions thereby exiting the BTC and cryptocurrency markets.

Effective March 11, 2019, Sport Endurance, Inc. merged into its wholly owned subsidiary, Better Choice Company Inc., a Delaware corporation. As a result, the name of Sport Endurance, Inc. was changed to Better Choice Company Inc. Pursuant to the merger, each outstanding share of common stock of Sport Endurance, Inc. converted into one share of common stock of Better Choice Company Inc., and each outstanding share of Series E Convertible Preferred Stock of Sport Endurance, Inc. converted into one share of Series E Convertible Preferred Stock of Better Choice Company Inc.

On December 17, 2018, Better Choice Company made a $2.2 million investment in TruPet, an online seller of pet foods, pet nutritional products and related pet supplies. On February 2, 2019 Better Choice Company entered into a definitive agreement to acquire the remainder of TruPet. In connection with the acquisition, 15,027,533 shares of Better Choice Company common stock were issued to TruPet’s members for the remaining 93% of the issued and outstanding membership interests of TruPet. We closed the acquisition on May 6, 2019.

On February 28, 2019, Better Choice Company entered into a definitive agreement to acquire all of the outstanding shares of Bona Vida, an emerging hemp-based CBD platform focused on developing a portfolio of brand and product verticals within the animal health and wellness space. In connection with the acquisition, 18,103,273 shares of Better Choice Company common stock were issued to Bona Vida’s stockholders for all shares of Bona Vida’s common stock outstanding immediately prior to the acquisition. We closed the acquisition on May 6, 2019.

On October 15, 2019, the Company entered into a Stock Purchase Agreement (as amended, the “Halo Agreement”) with Halo, Thriving Paws, LLC, a Delaware limited liability company (“Thriving Paws”), HH-Halo LP, a Delaware limited partnership (“HH-Halo” and, together with Thriving Paws, the “Sellers”) and HH-Halo, in the capacity of the representative of the Sellers. Pursuant to the terms and subject to the conditions of the Halo Agreement, among other things, we agreed to purchase from the Sellers one hundred percent (100%) of the issued and outstanding capital stock of Halo in the Halo Acquisition. The aggregate consideration payable by us under the Halo Agreement was $38.2 million, subject to customary adjustments for Halo’s net working capital, cash, and indebtedness, and consisted of a combination of (i) cash, (ii) shares of our common stock, par value $0.001 per share, and (iii) convertible subordinated notes and accompanying stock purchase warrants. The Halo Acquisition was consummated on December 19, 2019.

Overview of Our Business

Better Choice Company is a rapidly growing animal health and wellness company committed to leading the industry shift toward pet products and services that help dogs and cats live heathier, happier and longer lives. We take an alternative, nutrition-based approach to animal health relative to conventional dog and cat food offerings, and position our portfolio of brands to benefit from the mainstream trends of growing pet humanization and consumer focus on health and wellness. We have a demonstrated, multi-decade track record of success selling trusted animal health and wellness products, and leverage our established digital footprint to provide pet parents with the knowledge to make informed decision about their pet’s health. We sell the majority of our dog food, cat food and treats under the Halo and TruDog brands, which are focused, respectively, on providing sustainably sourced kibble and canned food derived from real whole meat, and minimally processed raw-diet dog food and treats.

Our diverse product offering has enabled us to penetrate multiple channels of trade, which we believe provides us with broad demographic exposure and appeal. We group these channels of trade into two distinct categories: retail-partner based (“Retail”), which includes the sale of product to e-commerce retailers, pet specialty chains, grocery, mass and distributors, and direct to consumer, (“DTC”), which is focused on driving consumers to directly purchase product through our online web platform. With regard to our channels of trade, the online purchase of pet food continues to take market share from brick and mortar retail, with Packaged Facts reporting internet shopping growing from 7% of U.S. pet product sales in 2015 to 22% in 2019. We believe that the trend toward online shopping will continue, and we will continue to reach a growing base of diverse customers through our DTC and e-commerce partner channels. Because our DTC strategy leverages one-on-one customer relationships and utilizes a targeted, data-driven approach to reach customers, we can gather valuable market and consumer behavior data that will allow our brands to be more competitive in the Retail channel. Conversely, we believe Halo’s long-established relationships with key Retail customers will enable us to more effectively launch additional brands in the rapidly evolving retail environment. In addition, Halo has successfully launched into high growth markets in Asia. We intend to build on that success by expanding our products consumer reach through online marketplaces in these markets based on the DTC team experience.

Our established supply and distribution infrastructure allows us to develop, manufacture and commercialize new products generally in under 12 weeks. We will continue to deliver innovation to expand our product offerings and improve the health and well-being of pets. We leverage our proprietary behavioral database, customer feedback and analytics capabilities to derive valuable insights and launch new products. We recently launched a line extension of our Halo brand to offer vegan alternatives for our customers. In addition to our domestic capabilities, we have partnered with a leading Israeli research and development center, Cannasoul, to create a portfolio of indication-specific intellectual property focused on hemp-derived cannabidiol (“CBD”) formulations.

Our experienced management and board members have an established track record across the retail, consumer packaged goods, pet health and wellness industries, and they share a common vision to build the premier provider of health and wellness pet products.

Product Lines

We have a deep portfolio of premium animal health and wellness products for dogs and cats sold under the Halo, TruDog, TruGold, Rawgo! and Orapup brand names across multiple forms and classes, including foods, treats, toppers, dental products, chews, tinctures, grooming products and supplements.  Our products consist of raw-diet dog food and treats, naturally formulated premium kibble and canned dog and cat food, hemp-based CBD soft chews and flavor-infused tinctures, oral care products, supplements and grooming aids. Our core products sold under the TruDog brand are made according to our nutritional philosophy of fresh, meat-based nutrition and minimal processing. Our core products sold under the Halo brand are sustainably sourced, derived from real whole meat and no rendered meat meal and include non-GMO fruits and vegetables.

We offer our customers over 100 active stock keeping units (“SKUs”), and all of our products are sold under the Halo, TruDog, Rawgo!, or Orapup brand name, with ingredients, packaging and labeling customized by SKU.

Supply, Manufacturing and Logistics

Our products sold under the TruDog brand are manufactured and sourced from a variety of third-party and suppliers in both the United States and New Zealand and use healthy, natural ingredients, with all purchases transacted in U.S. dollars. Many products are preserved using either freeze drying or gentle air dehydration to eliminate the need for artificial preservatives and added chemicals. Our treats and chews are oven-baked, using natural ingredients for maximum nutrition. TruDog raw dog foods meet The Association of American Feed Control Officials (“AAFCO”) guidelines and are small-batch tested for common contaminants prior to leaving the manufacturer. The proprietary blends of our TruDog line of supplements for dogs are formulated with a focus on using natural ingredients that meet a dog’s unique biological needs.

Our products sold under the Halo brand are made strictly from naturally raised animals on sustainable farms, and are manufactured in the United States. By sourcing cage-free poultry, pasture-raised beef, and wild-caught fish from certified sustainable fisheries and not including meat meals or other animal byproducts in its formulations, Halo is able to provide pets and pet parents with a nutritious and highly digestible suite of food and treats. Halo partners with a number of co-manufacturing partners to produce its products. Like TruDog, Halo’s dog and cat foods meet AAFCO guidelines and are small-batch tested for common contaminants prior to leaving the manufacturer.

We utilize logistics service providers as a part of our supply chain, primarily for shipping and logistics support. Fulfillment of orders for our DTC customers is managed by a third-party logistics partner, and shipped from our warehouse location in Tampa, Florida. The fulfillment of orders from our Retail customers is managed by a third-party warehousing and logistics partner based in Lebanon, Tennessee. Our DTC ecosystem allows us to efficiently manage and customize the online shopping experience for customers, including a customer dashboard where shoppers can manage and track orders and order history. Our products are shipped by trusted carriers for expeditious and reliable delivery. See “Risk Factors—Risks Related to Our Business and Industry—The COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition.”

Customers

Approximately 89% and 94%, respectively, of total net sales during the fiscal years ended December 31, 2019 and 2018 were generated from online sales with roughly 46% and 49%, respectively, of the online sales for the fiscal year ended December 31, 2019 and 2018 coming from recurring orders. We currently sell our direct-to-consumer, or DTC, products on our own website and the e-commerce websites of Amazon, Chewy and Healthy Pets. In addition to our direct-to-consumer customers, we partner with a number of Retail customers, most notably Amazon, Chewy, PetSmart and Petco that purchase our products and sell them to the consumer. In addition, we maintain a number of distribution partners who sell our products internationally, with a current focus on the Asian market.

We also have a loyalty program called the TruDog Love Club (“TLC”). TLC is a membership club where members enjoy certain benefits including auto-shipments, free shipping, VIP access to TruDog’s Happiness Concierge and invitations to secret sales only for TLC members. TLC members also earn reward points with every TLC order, which can be used to purchase TruDog products. Our TLC program generated recurring revenue of approximately $7.0 million and $6.3 million  for the fiscal years ended December 31, 2019 and 2018, respectively.

Sales and Marketing

Our marketing strategy is designed to educate consumers about the benefits of our portfolio and build awareness of our products. We deploy a broad set of marketing tools across media, mail and public relations to reach consumers through multiple touch points. Our marketing initiatives include the use of social marketing, social influence marketing, direct response marketing, inbound marketing, email marketing, Search Engine Optimization, Search Engine Marketing, radio, paid media (Facebook, Instagram & YouTube), affiliate marketing, and content marketing, among other proven strategies to generate and convert sales prospects into loyal, satisfied customers. In addition to directly targeting and educating consumers of our products, we partner with a number of e-commerce retail partners such as Amazon, Chewy, PetSmart and Petco to develop joint sales and marketing initiatives to increase sales and acquire new customers. Over the last two years, Halo has continued to grow with e-commerce retail partners such as Chewy and Amazon, and has been able to achieve significant online sales growth with a focus on increasing monthly recurring consumer revenue. In early 2018, and concurrent with a refresh of the Halo brand, Halo also launched its products nationally with PetSmart.

Although our products are currently sold in retail locations in the United States, Canada and Asia, we believe that the traditional retail environment is currently undergoing notable economic change due largely to the global shift in consumer purchasing behaviors - with online shopping/e-commerce sites experiencing rapid growth relative to brick and mortar stores. Given this trend in brick and mortar retail, we have partnered with key e-commerce retailers in our Retail channel and adopted a robust DTC sales model that is anchored by an e-commerce website whereby we educate, sell and ship our various products directly to consumers. Our DTC model has allowed us to drive new consumers directly to our brands and develop a recurring revenue model. In addition, our e-commerce retail partners offer incentives to drive monthly subscriptions, further building on the recurring revenue that we generate from the DTC business.

Competition

The pet health and wellness industry is highly competitive. Competitive factors include product quality, ingredients, brand awareness and loyalty, product variety, product packaging and design, reputation, price, advertising, promotion, and nutritional claims. We believe that we compete effectively with respect to each of these factors.

We compete with manufacturers of conventional pet food such as Mars, Nestlé and Big Heart Pet Brands (part of the J.M. Smucker Company), and manufacturers of specialty and natural pet food such as Blue Buffalo (part of General Mills), Wellness, Fromm, Orijen, Merrick, Stella and Chewy, I and Love and You, and Freshpet. In addition, we compete with many regional niche brands in individual geographic markets.

Within our hemp-derived CBD business, we face fragmented competition due to the infancy of the pet-related CBD market. Given the rapid growth of the U.S. CBD industry, hundreds of companies have entered the market; however, most CBD companies focus on the human CBD market. Our competitors within the pet CBD market include: Therabis, Honest Paws, Charlotte’s Web, Pet Releaf, and Canna-Pet. We anticipate the pet CBD market to continue growing at a rapid rate and believe retaining market share will require increased marketing in addition to maintaining a high level of quality and integrity of product offerings.

Raw Materials and Principal Suppliers

We rely upon the supply of raw materials that meet our specifications, such as USA farm-raised beef, GAP 2 certified cage-free whole chicken and associated broths, GAP 2 certified cage-free whole turkey and associated broths, MSC certified wild-caught salmon and MSC certified wild-caught whitefish and associated broths, and select non-GMO fruits and vegetables, such as peas, sweet potatoes and lentils. If any raw material is adulterated and does not meet our specifications, it could significantly impact our ability to source manufactured products and could materially and adversely impact our business, financial condition and results of operations.

In addition, if we are no longer able to obtain the resources, raw materials or components we need from one or more of our suppliers on terms reasonable to us or at all, including as a result of the increased demand that may be placed on our suppliers as a result of public health epidemics such as COVID-19, our customer relationships could be materially and adversely affected.  See “Risk Factors—Risks Related to Our Business and Industry—The COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition.”

We rely on C.J. Foods, Inc. (“CJ Foods”) for the supply and co-manufacturing of dry kibble sold under the Halo brand, Simmons Pet Food, Inc. (“Simmons”) for the supply and co-manufacturing of the majority of canned wet food sold under the Halo brand, and Carnivore Meat Company, LLC (“Carnivore”) for the supply and co-manufacturing of freeze-dried food and treats sold under the TruDog brand. Together, CJ Foods, Simmons, and Carnivore represent more than 75% of product volume sold across the Better Choice platform.  In the past, we have relied on a single supplier, GenCanna Global USA Inc. (“GenCanna”), for all of our supply of CBD. However, in light of GenCanna’s filing for bankruptcy in February 2020, we intend to utilize spot purchase contracts with other suppliers of CBD as necessary. See “Risk Factors—Risks Related to Our Business and Industry—We may not be able to manage our manufacturing and supply chain effectively, which may adversely affect our results of operations.” In addition, we sourced approximately 74% and 70% of our inventory purchases from one vendor for the years ended December 31, 2019 and December 31, 2018, respectively.

Employees

As of December 31, 2019, we had 71 employees, of which 70 are full-time employees, and one is a part-time employee. Our employees are not represented by any labor union or any collective bargaining arrangement with respect to their employment with us. We have never experienced any work stoppages or strikes as a result of labor disputes. We believe that our employee relations are good.

Many of our employees, including members of our management team, have been reporting to work remotely due to the COVID-19 outbreak, which has resulted in the closure of our offices in Florida, Ohio and New York. Our operations or productivity may continue to be impacted throughout the duration of the COVID-19 outbreak and government-mandated closures.

Government Regulation

The regulation of animal food products in the United States, including animal foods, chews, oils, and other products containing CBD, is complex, multi-faceted, and currently undergoing significant change. The FDA, the FTC, the USDA and other regulatory authorities at the federal, state and local levels, as well as authorities in foreign countries, extensively regulate, among other things, the research, development, testing, composition, manufacture, import, export, labeling, storage, distribution, promotion, marketing, and post-market reporting of animal foods, including those that contain CBD. We, along with our third-party contractors, are required to navigate a complex regulatory framework in the countries in which we wish to manufacture, test, import, export, or sell our products.

The various federal, state and local regulations regarding animal foods containing CBD are evolving, and we continue to monitor those developments. However, we cannot predict the timing, scope or terms of any new or revised state, federal or local regulations relating to animal foods containing CBD.

Regulation of Hemp and CBD

Historically, the DEA regulated CBD pursuant to the Controlled Substances Act (“CSA”), which establishes a framework of controls over certain substances depending on whether they are classified in one of five risk-based schedules. Schedule I substances are the most stringently controlled, as they have been determined to have a high potential for abuse, there are no currently accepted medical uses in the U.S., and there is a lack of accepted safety for use of the substance under medical supervision. The CSA classifies “marihuana” as a Schedule I controlled substance and previously defined “marihuana” to include all parts of the cannabis plant, whether growing or not; the seeds of the plant; the resin extracted from any part of the plant; and every compound mixture, salt, derivative, mixture, or preparation of the plant, its seeds, or its resin (with a few exceptions, such as mature stalks of the plant and seeds incapable of germination). Pursuant to this definition, the DEA interpreted CBD to fall within the statutory definition of “marihuana” as a compound or derivative of the cannabis plant.

In February 2014, Congress enacted the Agricultural Act of 2014 (“2014 Farm Bill”) to allow for the limited growth and cultivation of industrial hemp, which was defined as including all parts of the cannabis plant, whether growing or not, with a delta-9 tetrahydrocannabinol (“THC”) concentration of not more than 0.3 percent on a dry weight basis. This statute also allowed, as permitted by state law, growing and cultivating industrial hemp under the auspices of a state agricultural pilot program and by institutions of higher education and state departments of agriculture.

In December 2018, Congress enacted the Agriculture Improvement Act of 2018 (“2018 Farm Bill”) to more broadly allow for the production of hemp pursuant to state and tribal plans overseen by the USDA. The 2018 Farm Bill amended the statutory definition of “marihuana” under the CSA to specifically exclude “hemp,” which is defined as any part of the cannabis plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 THC concentration of not more than 0.3 percent on a dry weight basis. Under this definition, as long as CBD meets the statutory definition of “hemp,” then it is no longer a Schedule I controlled substance under the CSA. However, the 2018 Farm Bill did not modify the Federal Food, Drug, and Cosmetic Act (“FDCA”) and specifically preserved the FDA’s authority to regulate products containing cannabis or cannabis-derived compounds, such as CBD, pursuant to the FDCA.

Under the 2018 Farm Bill framework, states and Indian tribes may submit to the USDA through the state department of agriculture a plan under which the state or Indian tribe will monitor and regulate the production of industrial hemp. For those states that do not have an approved state plan, the production of hemp will be subject to a USDA-established plan, although states retain the ability to prohibit hemp production within their borders.  On October 31, 2019, the USDA issued an interim final rule (the “IFR”) to implement the 2018 Farm Bill, which established the required regulatory framework governing commercial hemp production in the United States. The USDA has begun reviewing hemp production plans submitted by state and tribal governments, although several states have informed the USDA that they will continue to operate under their 2014 Farm Bill pilot programs for the time being. Pursuant to the 2018 Farm Bill, the 2014 Farm Bill will remain effective until one year after the date of publication of the IFR, or October 31, 2020. In addition, no state or Indian tribe may prohibit the transportation or shipment of hemp or hemp products produced in accordance with the 2018 Farm Bill through the state or territory, as applicable.  The USDA has interpreted this provision to also apply to interstate transportation of hemp that complies with the 2014 Farm Bill until its repeal.

FDA Regulation of Animal Foods

The FDA regulates foods, including foods intended for animals, under the FDCA and its implementing regulations. The FDCA defines “food” as articles used for food or drink for man or other animals, which includes products that are intended primarily for nutritional use, taste, or aroma and the components of such products. For animal foods in particular, this definition applies based on their intended use regardless of labelling as animal food, treats, or supplements. The FDA also imposes certain requirements on animal foods relating to their composition, manufacturing, labeling, and marketing. Among other things, the facilities in which our products and ingredients are manufactured must register with the FDA, comply with current good manufacturing practices (“cGMPs”) and comply with a range of food safety requirements.

Although pet foods are not required to obtain premarket approval from the FDA, any substance that is added to or is expected to become a component of a pet food must be used in accordance with a food additive regulation, unless it is generally recognized as safe (“GRAS”) under the conditions of its intended use or if it appears on an FDA-recognized list of acceptable animal food ingredients in the Official Publication of AAFCO. A food may be adulterated if it uses an ingredient that is neither GRAS nor an approved food additive, and that food may not be legally marketed in the United States. FDA has confirmed that the use of cannabis or cannabis-derived compounds in animal food products is subject to these food additive requirements. At this time, there are no approved food additive petitions or regulations for any cannabis-derived food additive, and while the FDA has issued a “no questions” response to certain GRAS notifications for hemp seed products, these GRAS determinations do not encompass hemp and CBD products more generally.

Additionally, the FDCA prohibits the introduction or delivery for introduction into interstate commerce of any food that contains an approved drug for which substantial clinical investigations have been instituted and made public (unless certain exceptions apply). Under this prohibition, the FDA has stated that animal foods containing CBD are adulterated because CBD is an active ingredient in an FDA-approved drug that was the subject of substantial clinical investigations before it was marketed as a food, and that none of the exceptions apply.

Although the FDA has stated that it interprets the FDCA to prohibit the introduction or delivery for introduction into interstate commerce of any animal food to which CBD has been added and has taken enforcement action against marketers of certain CBD products (some in collaboration with the FTC), the FDA is in the process of evaluating its regulatory approach to products containing cannabis and cannabis-derived compounds. The FDA has formed an internal working group to evaluate the issue and on May 31, 2019 held a public hearing to obtain scientific data and information about the safety, manufacturing, product quality, marketing, labeling, and sale of products containing cannabis or cannabis-derived compounds. The hearing featured extensive discussion from a variety of stakeholders regarding the use of hemp and CBD in FDA-regulated products, including pet foods. At the hearing, FDA stated that while it does not have a policy of enforcement discretion with respect to any CBD products, the agency’s biggest concern is the marketing of products that put the health and safety of consumers at risk, such as those claiming to prevent, diagnose, mitigate, treat, or cure serious diseases in the absence of requisite drug approvals.

Further, on March 5, 2020, the FDA issued a report to Congress required under the 2018 Farm Bill in which the agency announced that it is currently evaluating a risk-based enforcement policy for CBD to provide more clarity to industry and the public while the agency takes potential steps to establish a clear regulatory pathway. Although it is unclear whether or when the FDA will ultimately issue such an enforcement policy, the agency reemphasized that it will continue to take action against unlawful CBD products that pose a risk of harm to the public, including products with therapeutic claims; products that include contaminants such as heavy metals, THC, and other harmful substances; products associated with false statements, such as omitted ingredients and incorrect statements about the about of CBD; and products marketed to vulnerable populations, such as infants and children.

The labeling of pet foods is regulated by both the FDA and state regulatory authorities. FDA regulations require proper identification of the product, a net quantity statement, a statement of the name and place of business of the manufacturer or distributor and proper listing of all the ingredients in order of predominance by weight. The FDA also considers certain specific claims on pet food labels to be medical claims and therefore subject to prior review and approval by the FDA. For example, pet food products that are labeled or marketed with claims that may suggest that they are intended to treat or prevent a specific disease in pets would potentially meet the statutory definitions of both a food and a drug. The FDA recently issued guidance containing a list of specific factors it will consider in determining whether to initiate enforcement action against such products if they do not comply with the regulatory requirements applicable to drugs, including, among other things, whether the product is only made available through or under the direction of a veterinarian and does not present a known safety risk when used as labeled. The FDA may classify some of our products differently than we do and may impose more stringent regulations which could lead to possible enforcement action.

Under the FDCA, the FDA may require the recall of an animal food product if there is a reasonable probability that the product is adulterated or misbranded, and the use of or exposure to the product will cause serious adverse health consequences or death. In addition, pet food manufacturers may voluntarily recall or withdraw their products from the market. If the FDA believes that our products are adulterated, misbranded or otherwise marketed in violation of the FDCA, the agency make take further enforcement action, including:

•	restrictions on the marketing or manufacturing of a product;

•	required modification of promotional materials or issuance of corrective marketing information;

•	issuance of safety alerts, press releases, or other communications containing warnings or other safety information about a product;

•	warning or untitled letters;

•	product seizure or detention;

•	refusal to permit the import or export of products;

•	fines, injunctions, or consent decrees; and

•	imposition of civil or criminal penalties.

Our Trademarks and Other Intellectual Property

We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our trademarks are valuable assets that reinforce our brand, our sub-brands and our consumers’ perception of our products. The current registrations of these trademarks in the U.S. and foreign countries are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with the goods or services identified in the applicable registrations. In addition to trademark protection, we have registered more than 100 domain names, including www.trupet.com, www.trudog.com, www.rawgo.com, www.halopets.com, www.orapup.com and www.bonavida.com, that are important to the successful implementation of our marketing and advertising strategy. We rely on and carefully protect unpatented proprietary expertise, recipes and formulations, continuing innovation and other trade secrets to develop and maintain our competitive position.

In April 2019, we entered into an intellectual property license with Elvis Presley Enterprises, LLC, pursuant to which we licensed the image, likeness, and persona of Elvis Presley and an associated trademark (“Houndog”) for use in the United States and Canada (subject to a territorial restriction in the geographical area surrounding Memphis, Tennessee) in connection with the advertisement, promotion and sale, via approved distribution channels, of certain of our CBD-infused animal health and wellness products. In January 2020, we terminated the agreement with no further obligations under the agreement.

Corporate Information

We were incorporated in the State of Nevada in 2001 under the name Cayenne Construction, Inc., and in 2009, changed our name to Sports Endurance, Inc. Effective March 11, 2019, we changed our name to Better Choice Company Inc. after reincorporating in Delaware. Our principal executive offices are located at 164 Douglas Road E, Oldsmar, FL 34677, and our telephone number at that address is (813) 659-5921. Our website is available at https://www.betterchoicecompany.com. Our website and the information contained on or connected to that site are not incorporated into this Annual Report on Form 10-K.

Available Information

We file annual, quarterly and current reports and other information with the United States Securities and Exchange Commission (“SEC”) that are publicly available through the SEC’s website at www.sec.gov.  Our SEC filings are also available free of charge under the Investor Relations section of our website at www.betterchoicecompany.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on or connected to that site are not incorporated into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide a statement of risk factors. Nonetheless, we are voluntarily providing risk factors herein. You should consider carefully the following risk factors, together with all the other information in this Annual Report on Form 10‑K, including our consolidated financial statements and notes thereto, and in our other public filings with the SEC. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward‑looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

Risks Related to Our Business and Industry

The COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern.”  This worldwide outbreak has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans intended to control the spread of the virus. Companies are also taking precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses and facilities. These restrictions, and future prevention and mitigation measures, have had an adverse impact on global economic conditions and are likely to have an adverse impact on consumer confidence and spending, which could materially adversely affect the supply of, as well as the demand for, our products. Uncertainties regarding the economic impact of COVID-19 is likely to result in sustained market turmoil, which could also negatively impact our business, financial condition and cash flows.

We source our products from suppliers and manufacturers located in the United States and New Zealand. The impact of COVID-19 on these suppliers, or any of our other suppliers, co-manufacturers, distributors or transportation or logistics providers, may negatively affect the price and availability of our ingredients and/or packaging materials and impact our supply chain. If the disruptions caused by COVID-19 continue for an extended period of time, our ability to meet the demands of our customers may be materially impacted. To date, we have not experienced any reduction in the available supply of our products. As of March 2020, the United States Department of Homeland Security has classified businesses that manufacture, produce and supply pet food as “Essential Critical Infrastructure Workers.”

We depend on a logistics partner and our warehouse facilities located in Tampa, Florida. If we are forced to scale back hours of operation or close these facilities in response to the pandemic, we expect our business, financial condition and results of operations would be materially adversely affected. Additionally, many of our employees, including members of our management team, have been working remotely as a result of the closure of our offices in Florida, Ohio and New York in compliance with local and state regulations in response to the COVID-19 pandemic. If our operations or productivity continue to be impacted throughout the duration of the COVID-19 outbreak and government-mandated closures, which may negatively impact our business, financial condition and cash flows. The extent to which the COVID-19 pandemic will further impact our business will depend on future developments and, given the uncertainty around the extent and timing of the potential future spread or mitigation and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our business at this time.

The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues for a prolonged period it could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

We may not be able to successfully implement our growth strategy on a timely basis or at all.

Our future success depends on our ability to implement our growth strategy of introducing new products and expanding into new markets and new distribution channels and attracting new consumers to our brand and sub-brands. Our ability to implement this growth strategy depends, among other things, on our ability to:

•	establish our brands and reputation as a well-managed enterprise committed to delivering premium quality products to the pet health and wellness industry;

•	enter into distribution and other strategic arrangements with retailers and other potential distributors of our products;

•	continue to effectively compete in specialty channels and respond to competitive developments;

•	continue to market and sell our products through a multi-channel distribution strategy and achieve joint growth targets with our distribution partners;

•	expand and maintain brand loyalty;

•	develop new proprietary value-branded products and product line extensions that appeal to consumers;

•	maintain and, to the extent necessary, improve our high standards for product quality, safety and integrity;

•	maintain sources from suppliers that comply with all federal, state and local laws for the required supply of quality ingredients to meet our growing demand;

•	identify and successfully enter and market our products in new geographic markets and market segments;

•	execute value-focused pricing strategies that position our products as premium, great tasting, all natural products offered at a competitive price;

•	maintain compliance with all federal, state and local laws related to our products; and

•	attract, integrate, retain and motivate qualified personnel.

We may not be able to successfully implement our growth strategy and may need to change our strategy in order to maintain our growth. If we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful, our business, financial condition and results of operations may be materially adversely affected.

We may have difficulties managing our anticipated growth, or we may not grow at all.

If we succeed in growing our business, such growth could strain our management team and capital resources. Our ability to manage operations and control growth will be dependent on our ability to raise and spend capital to successfully attract, train, motivate, retain and manage new members of senior management and other key personnel and continue to update and improve our management and operational systems, infrastructure and other resources, financial and management controls, and reporting systems and procedures. Failure to manage our growth effectively could cause us to misallocate management or financial resources, and result in additional expenditures and inefficient use of existing human and capital resources or we otherwise may be forced to grow at a slower pace that could impair or eliminate our ability to achieve and sustain profitability. Such slower than expected growth may require us to restrict or cease our operations and go out of business.

Additionally, our anticipated growth will increase the demands placed on our suppliers, resulting in an increased need for us to manage our suppliers and monitor for quality assurance and comply with all applicable laws. Any failure by us to manage our growth effectively could impair our ability to achieve our business objectives.

We have a history of losses, we expect to incur losses in the future and we may not be able to achieve or maintain profitability.

We have a history of losses. We incurred net losses of $184.6 million for the fiscal year ended December 31, 2019 and had $201.3 million in accumulated deficit at December 31, 2019. Because we have a short operating history at scale, it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all. Also, we expect our operating expenses to increase over the next several years as we further increase marketing spend, hire more employees, continue to develop new products and services, and expand internationally. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring new customers or expanding our business, our business, financial condition and operating results may be materially adversely affected.

Our outstanding debt could reduce our strategic flexibility and liquidity and may have other adverse effects on our results of operations.

During fiscal year 2019, we have incurred significant debt under subordinated convertible promissory notes and the short term loan and a revolving line of credit entered into in connection with the Halo Acquisition (the ‘‘Facilities Agreement”). The obligations under our Facilities Agreement are guaranteed by each of the Company’s domestic subsidiaries and secured by a first-priority security interest in substantially all of the assets of the Company and the assets of domestic subsidiaries. Our ability to meet our debt service obligations depends upon our operating and financial performance, which is subject to general economic and competitive conditions and to financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to service our debt, we may need to sell inventory and other material assets, restructure or refinance our debt, or seek additional equity capital. If our inability to meet our debt service obligations results in an event of default as defined under the subordinated convertible promissory notes or our Facilities Agreement, the lenders thereunder may be able to take possession of substantially all of the assets of the Company. Prevailing economic conditions and global credit markets could adversely impact our ability to do so. Our debt agreements contain limits on our ability to, among other things, incur additional debt, grant liens, undergo certain fundamental changes, make investments, and dispose of inventory.

Our recurring losses and significant accumulated deficit have raised substantial doubt regarding our ability to continue as a going concern.

We have experienced recurring operating losses over the last two years and have a significant accumulated deficit. We expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

We require a significant amount of cash to operate our business or increase our production to meet consumer demand for our products.

The continued development of our business will require additional funding, and there is no assurance that we will generate cash flow from operations in the future sufficient to run our operations, service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring our existing debt or obtaining additional equity capital. The evolving nature of the business in which we operate may also make it more challenging to raise additional capital. We cannot assure you that our business will generate sufficient cash flow from operations in an amount sufficient to fund our liquidity needs.

We have material weaknesses in our internal control over financial reporting. If these material weaknesses persist or if we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report its financial results could be adversely affected.

Prior to the closing of the May Acquisitions, TruPet, which was determined to be the accounting acquirer (see “Note 1 – Nature of business and summary of significant accounting policies” included in this Annual Report on Form 10-K), was a private company and had limited accounting and financial reporting personnel and other resources with which to address its internal control over financial reporting. In connection with the preparation of the financial statements for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our management, with the participation of our Chief Executive Officer, Werner von Pein and our Chief Financial Officer, Andreas Schulmeyer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019 and determined they were not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has identified the following material weaknesses: (i) the Company has not designed or implemented a system of internal controls and, as result, the Company does not have (x) segregation of duties and evidence of fiduciary oversight related to the financial statement close process, cash disbursements process, contract approval process and time and expense reimbursement process; (y) formally documented accounting policies and procedures that are effective and consistently applied in accordance with GAAP; (z) effective controls and resources to address the accounting requirements for new accounting pronouncements; (ii) the Company’s financial statement close process and disclosure controls and procedures, including the secondary review and approval of financial information generated to prepare the consolidated financial statements, and the lack of integration of the underlying IT systems used to consolidate the Company’s subsidiaries, are ineffective and, as a result, the Company has been unable to close its books or fulfill its SEC reporting requirements in a timely manner; and (iii) the Company has ineffective controls for assessing its sales tax obligations, including timely payment and accrual recognition.

The primary cause of the material weaknesses was the small size of our accounting staff, which resulted in a lack of segregation of duties and insufficient review procedures. Although we have begun building our in-house finance team by hiring a Chief Financial Officer and controller to help review, revise and amend the internal processes to develop effective controls, there can be no assurance that these efforts will remediate the material weaknesses or avoid future weaknesses or deficiencies. Any failure to remediate the material weakness and any future weaknesses or deficiencies or any failure to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If we are unable to remediate the material weaknesses, our management may not be able to conclude that our disclosure controls and procedures or internal control over financial reporting are effective, which could result in investors losing confidence in our reported financial information and may lead to a decline in the stock price.

We have a limited operating history and, as a result, our past results may not be indicative of future operating performance.

We have a limited operating history as a consolidated company to date and with the current scale of our business, which makes it difficult to forecast our future results, particularly with respect to sales made via our DTC platform and sales made in the Retail channel to e-commerce brick and mortar partners. You should not rely on our past annual or quarterly results of operations as indicators of future performance. Because we are in the early stages of operating our business, we are subject to many of the same risks inherent in the operation of a business with a limited operating history. You should consider and evaluate our prospects in light of the risks and uncertainty frequently encountered by companies like ours, including the potential inability to continue as a going concern. We will need to raise substantial additional capital, but adequate additional capital may not be available when we need it, on acceptable terms or at all.

We anticipate that we will need to raise additional capital to execute our business plan and maintain and expand our operations. Additional capital may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital, our business may be harmed and we may need to curtail or cease operations. We may sell equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

The combined business may be unable to integrate Bona Vida, Halo and TruPet’s businesses successfully and realize the anticipated benefits of the acquisitions.

Within the last year, we completed three significant acquisitions that involved the combination of three businesses that historically have operated as independent companies. The success of the acquisitions will depend in large part on the success of the management of the combined business in integrating the operations, strategies, technologies and personnel of the companies. We may fail to realize some or all of the anticipated benefits of the acquisitions if the integration process takes longer than expected or is more costly than expected.

Our failure to meet the challenges involved in successfully integrating the operations of Bona Vida, Halo or TruPet or to otherwise realize any of the anticipated benefits of the acquisitions could impair our operations. The combined business will be required to devote management attention and resources to integrating Bona Vida’s, Halo’s and TruPet’s business practices and operations.

Potential issues and difficulties the combined business may encounter in the integration process include the following:

•
the inability to integrate the respective businesses of Bona Vida, Halo and TruPet in a manner that permits the combined business to achieve the synergies anticipated to result from the acquisitions, which could result in the anticipated benefits of the acquisitions not being realized partly or wholly in the time frame currently anticipated or at all;

•	integrating personnel from the three companies while maintaining focus on safety and providing consistent, high quality products and customer service; and

•	performance shortfalls at one or all of the companies as a result of the diversion of management’s attention caused by the acquisitions and integrating the companies’ operations.

We may seek to grow our business through acquisitions of or investments in new or complementary businesses, facilities, technologies or products, or through strategic alliances, and the failure to manage acquisitions, investments or strategic alliances, or the failure to integrate them with our existing business, could have a material adverse effect on us.

From time to time we expect to consider opportunities to acquire or make investments in new or complementary businesses, facilities, technologies or products, or enter into strategic alliances, that may enhance our capabilities, expand our network, complement our current products or expand the breadth of our markets. Potential and completed acquisitions and investments and other strategic alliances involve numerous risks, including:

•	problems integrating the purchased business, facilities, technologies or products;

•	issues maintaining uniform standards, procedures, controls and policies;

•	assumed liabilities, including for compliance issues prior to the time we will enter into a transaction with such party;

•	unanticipated costs associated with acquisitions, investments or strategic alliances;

•	diversion of management’s attention from our existing business;

•	adverse effects on existing business relationships with suppliers, third-party contract manufacturers, and retail customers;

•	risks associated with entering new markets in which we have limited or no experience;

•	potential write-offs of acquired assets and/or an impairment of any goodwill recorded as a result of an acquisition;

•	potential loss of key employees of acquired businesses; and

•	increased legal and accounting compliance costs.

We do not know if we will be able to identify acquisitions or strategic relationships we deem suitable, whether we will be able to successfully complete any such transactions on favorable terms or at all or whether we will be able to successfully integrate any acquired business, facilities, technologies or products into our business or retain any key personnel, suppliers or customers. Our ability to successfully grow through strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, facilities, technologies and products and to obtain any necessary financing. These efforts could be expensive and time-consuming and may disrupt our ongoing business and prevent management from focusing on our operations. If we are unable to integrate any acquired businesses, facilities, technologies and products effectively, our business, financial condition and results of operations could be materially adversely affected.

We are a holding company and rely on payments, advances and transfers of funds from our subsidiaries to meet our obligations and pay any dividends.

We have limited direct operations and significant assets other than ownership of 100% of the capital stock of our subsidiaries. Because we primarily conduct our operations through our subsidiaries, we depend on those entities for payments to generate the funds necessary to meet our financial obligations, and to pay any dividends with respect to our common stock. Legal and contractual restrictions in our subordinated convertible notes, short term loan, and revolving line of credit agreement and other agreements that may govern future indebtedness of our subsidiaries, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. The earnings from, or other available assets of, our subsidiaries might not be sufficient to make distributions or loans to enable us to meet certain of our obligations. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and cash flows. See “Dividend Policy.”

If we do not successfully develop additional products and services, or if such products and services are developed but not successfully commercialized, we could lose revenue opportunities.

Our future success will depend, in part, on our ability to develop and market new products and improvements to our existing products, including those that we may develop through partnerships, strategic relationships or licensing arrangements. We are always assessing and identifying new opportunities to provide additional products and related services to our customers. The process of identifying and commercializing new products is complex, uncertain and may involve considerable costs, and if we fail to accurately predict customers’ changing needs and preferences, our business could be harmed. The success of our innovation and product development efforts is affected by the technical capability of our product development staff, the ability to establish new supplier relationships and third-party consultants in developing and testing new products, including complying with governmental regulations, our attractiveness as a partner for outside research and development scientists and entrepreneurs and the success of our management and sales team in introducing and marketing new products. We have already and may have to continue to commit significant resources to commercializing new products before knowing whether our investments will result in products the market will accept. Implementation of these plans may also divert management’s attention from other aspects of our business and place a strain on management, operational and financial resources, as well as our information systems. Launching new products or updating existing products may also leave us with obsolete inventory that we may not be able to sell or we may sell at significantly discounted prices. Furthermore, we may not execute successfully on commercializing those products because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and a reduction in net sales and earnings.

The success of new products will depend on several factors, including proper new product definition, timely completion and introduction of these products, differentiation of new products from those of our competitors, the possibility of increased competition with our current products, unrecovered costs associated with failed product introductions and market acceptance of these products. There can be no assurance that we will successfully identify additional new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or non-competitive. Furthermore, the timing and cost of our research and development initiatives may increase as a result of additional government regulation or otherwise, making it more time-consuming and/or costly to research, test and develop new products. If we are unable to successfully develop or otherwise acquire new products, our business, financial condition and results of operations may be materially adversely affected.

Because we are engaged in a highly competitive business, if we are unable to compete effectively, our results of operations could be adversely affected.

The pet health and wellness industry is highly competitive. We compete on the basis of product and ingredient quality, product availability, palatability, brand awareness, loyalty and trust, product variety and innovation, product packaging and design, reputation, price and convenience and promotional efforts. The pet products and services retail industry has become increasingly competitive due to the expansion of pet-related product offerings by certain supermarkets, warehouse clubs, and other mass and general retail and online merchandisers and the entrance of other specialty retailers into the pet food and pet supply market. For example, General Mills, one of the largest mass market consumer goods companies, acquired Blue Buffalo in April 2018, signaling a shift toward the food, drug, and mass channel and away from specialty pet supply stores. In addition, in May 2018, Amazon launched its own pet products brand and announced its intention to continue to expand its online offering of pet supplies.

We face direct competition from companies that sell various pet health and wellness products at a lower price point and distribute such products to traditional retailers, which are larger than we are and have greater financial resources. Price gaps between products may result in market share erosion and harm our business. Our current and potential competitors may also establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings. Further, it is possible that domestic or foreign companies, some with greater experience in the pet health and wellness industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with ours in the future.

Many of our current competitors have, and potential competitors may have, longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater technical capabilities, significantly greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to derive greater net sales and profits from their existing customer base, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in consumer preferences or habits. These competitors may engage in more extensive research and development efforts, undertake more far reaching marketing campaigns and adopt more aggressive pricing policies (including but not limited to predatory pricing policies and the provision of substantial discounts), which may allow them to build larger customer bases or generate net sales from their customer bases more effectively than we do.

Our competitors may be able to identify and adapt to changes in consumer preferences more quickly than us due to their resources and scale. They may also be more successful in marketing and selling their products, better able to increase prices to reflect cost pressures and better able to increase their promotional activity, which may impact us and the entire pet health and wellness industry. Increased competition as to any of our products could result in price reduction, increased costs, reduced margins and loss of market share, which could negatively affect our profitability. While we believe we are better equipped to customize products for the pet health and wellness market generally and CBD products more specifically as compared to other companies in the industry, there can be no assurance that we will be able to successfully compete against these other companies. Expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could materially adversely affect our business, financial condition and results of operations.

If we fail to attract new customers, or retain existing customers, or fail to do either in a cost-effective manner, we may not be able to increase sales.

Our success depends, in part, on our ability to attract new, and retain existing, customers in a cost-effective manner. We have made, and we expect that we will continue to make, significant investments in attracting and retaining customers. Marketing campaigns can be expensive and may not result in the cost-effective acquisition, or retention, of customers. Further, as our brand becomes more widely known, future marketing campaigns may not attract new or retain customers at the same rate as past campaigns. If we are unable to attract new customers, and retain existing customers, our business will be harmed.

Our estimate of the size of our addressable market may prove to be inaccurate.

Data for retail sales of pet products is collected for most, but not all channels, and as a result, it is difficult to estimate the size of the market and predict the rate at which the market for our products will grow, if at all. While our market size estimate was made in good faith and is based on assumptions and estimates we believe to be reasonable, this estimate may not be accurate. If our estimates of the size of our addressable market are not accurate, our potential for future growth may be less than we currently anticipate, which could have a material adverse effect on our business, financial condition, and results of operations.

We are vulnerable to fluctuations in the price and supply of ingredients, packaging materials, and freight.

The prices of the ingredients, packaging materials and freight are subject to fluctuations in price attributable to, among other things, changes in supply and demand of raw materials, or other commodities, fuel prices and government-sponsored agricultural programs. The sales prices to our DTC customers are a delivered price. Therefore, changes in our input costs could impact our gross margins. Our ability to pass along higher costs through price increases to our customers is dependent upon competitive conditions and pricing methodologies employed in the various markets in which we compete. To the extent competitors do not also increase their prices, customers and consumers may choose to purchase competing products or may shift purchases to lower-priced private label or other value offerings which may adversely affect our results of operations.

We use significant quantities of food ingredients and other products as well as plastic packaging materials provided by third-party suppliers. We buy from a variety of producers and manufacturers, and alternate sources of supply are generally available. However, the supply and price are subject to market conditions and are influenced by other factors beyond our control, including the continued impact of COVID-19. See “Risk Factors—Risks Related to Our Business and Industry— The COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition”. We do not have long-term contracts with many of our suppliers, and, as a result, they could increase prices or fail to deliver. The occurrence of any of the foregoing could increase our costs and disrupt our operations.

We may be subject to product liability claims or regulatory action if our products are alleged to have caused significant loss or injury.

We may be subject to product liability claims, regulatory action and litigation if our products are alleged to have caused loss or injury or failed to include adequate instructions for use or failed to include adequate warnings concerning possible side effects or interactions with other substances. Previously unknown adverse reactions resulting from animal consumption of CBD products alone or in combination with other medications or substances could also occur. In addition, the sale of any ingested product involves a risk of injury due to tampering by unauthorized third parties or product contamination. Our products may also be subject to product recalls, including voluntary recalls or withdrawals, if they are alleged to pose a risk of injury or illness, or if they are alleged to have been mislabeled, misbranded or adulterated or to otherwise be in violation of governmental regulations. We have in the past recalled, and may again in the future have to recall, certain of our products as a result of potential contamination and quality assurance concerns. A product liability claim or regulatory action against us could result in increased costs and could adversely affect our reputation and goodwill with our patients and consumers generally. There can be no assurance that we will be able to maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could result in us becoming subject to significant liabilities that are uninsured and also could adversely affect our commercial arrangements with third parties.

We plan to expand our business and operations into jurisdictions outside of the current jurisdictions where we conduct business, and there are risks associated with doing so.

We plan in the future to expand our operations and business into jurisdictions outside of the jurisdictions where we currently carry on business. There can be no assurance that any market for our products will develop in any such foreign jurisdiction. We may face new or unexpected risks or significantly increase our exposure to one or more existing risk factors, including economic instability, new competition, changes in laws and regulations, including the possibility that we could be in violation of these laws and regulations as a result of such changes, and the effects of competition. These factors may limit our capability to successfully expand our operations in, or export our products to, those other jurisdictions.

We may not be able to manage our manufacturing and supply chain effectively, which may adversely affect our results of operations.

We must accurately forecast demand for all of our products in order to ensure that we have enough products available to meet the needs of our customers. Our forecasts are based on multiple assumptions that may cause our estimates to be inaccurate and affect our ability to obtain adequate third-party contract manufacturing capacity in order to meet the demand for our products, which could prevent us from meeting increased customer demand and harm our brand and our business. If we do not accurately align our manufacturing capabilities with demand, our business, financial condition and results of operations may be materially adversely affected.

In the past, we have relied on a single supplier, GenCanna, for all of our supply of CBD. However, in light of GenCanna’s filing for bankruptcy in February 2020, we intend to utilize spot purchase contracts with other suppliers of CBD as necessary. We may encounter difficulties in finding substitute suppliers in a timely manner, if at all, given the strict licensing requirements in this industry and there are a limited number of suppliers that currently hold such licenses and comply with the 2014 Farm Bill or 2018 Farm Bill, as applicable in their respective states. If a sole source supplier were to be acquired by a competitor, the competitor may elect not to sell to us at all. If for any reason we were to change any one of our third-party contract manufacturers, we could face difficulties that might adversely affect our ability to maintain an adequate supply of our products, and we would incur costs and expend resources in the course of making the change. Moreover, we might not be able to obtain terms as favorable as those received from our current third-party contract manufacturers, which in turn would increase our costs.

In addition, we must continuously monitor our inventory and product mix against forecasted demand. If we underestimate demand, we risk having inadequate supplies. We also face the risk of having too much inventory on hand that may reach its expiration date and become unsalable, and we may be forced to rely on markdowns or promotional sales to dispose of excess or slow-moving inventory. If we are unable to manage our supply chain effectively, our operating costs could increase and our profit margins could decrease.

Interruption in our sourcing operations could disrupt production, shipment or receipt of our merchandise, which would result in lost sales and could increase our costs.

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party contract manufacturers for the manufacture of all of our products. Our products are manufactured to our specifications by factories within the United States and New Zealand. We cannot control all of the various factors, which include inclement weather; natural disasters, such as earthquakes, hurricanes, tornadoes, floods and other adverse weather and climate conditions; political and financial instability; strikes; unforeseen public health crises, such as pandemics and epidemics such as the COVID-19 pandemic; acts of war or terrorism and other catastrophic events, whether occurring in the United States or internationally, that might affect a manufacturer’s ability to ship orders of our products to customers from or to the impacted region in a timely manner or to meet our quality standards.

We also receive and warehouse a portion of our inventory in Tampa, Florida, a city that is particularly vulnerable to hurricanes, floods, tornadoes and sinkholes. If any such disaster were to impact this facility, our operations would be materially disrupted. Inadequate labor conditions, health or safety issues in the factories where goods are produced can negatively impact our brand reputation. Late delivery of products or delivery of products that do not meet our quality standards could cause us to miss the delivery date requirements of our customers or delay timely delivery of merchandise to our stores or our wholesale customers for those items. From time to time, a third-party contract manufacturer may experience financial difficulties, bankruptcy or other business disruptions, which could disrupt our supply of products or require that we incur additional expense by providing financial accommodations to the third-party contract manufacturer or taking other steps to seek to minimize or avoid supply disruption, such as establishing a new third-party contract manufacturing arrangement with another provider. These events could cause us to fail to meet customer expectations, cause our DTC or Retail customers to cancel orders or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our DTC or Retail customers, which could result in lost sales and have a material adverse effect on our business, financial condition and results of operations.

Further, we may be unable to locate an additional or alternate third-party contract manufacturing arrangement in a timely manner or on commercially reasonable terms, if at all. Identifying a suitable manufacturer is an involved process that requires us to become satisfied with the prospective manufacturer’s level of expertise, quality control, responsiveness and service, financial stability and labor practices. Any delay, interruption or increased cost in the proprietary value-branded products that might occur for any reason could affect our ability to meet customer demand for our products, adversely affect our net sales, increase our cost of sales and hurt our results of operations. In addition, manufacturing disruption could injure our reputation and customer relationships, thereby harming our business.

We are reliant on key inputs and changes in their costs could negatively impact our profitability.

Our business is dependent on a number of key inputs and their related costs including raw materials and supplies related to product development and manufacturing operations. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact our business, financial condition, results of operations or prospects. Some of these inputs may only be available from a single supplier or a limited group of suppliers. If a sole source supplier was to go out of business, we might be unable to find a replacement for such source in a timely manner or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on our business, financial condition, results of operations or prospects.

If the ingredients used in our products are contaminated, alleged to be contaminated or are otherwise rumored to have adverse effects, our results of operations could be adversely affected.

We buy ingredients from a variety of third-party suppliers. If these materials are alleged or prove to include contaminants that affect the safety or quality of our products or are otherwise rumored to have adverse effects, for any reason, we may sustain the costs of and possible litigation resulting from a product recall and need to find alternate ingredients, delay production, or discard or otherwise dispose of products, which could adversely affect our business, financial condition and results of operations. In addition, if any of our competitors experience similar events, our reputation could be damaged, including as a result of a loss of consumer confidence in the types of products we sell.

Although we insure on an economically reasonable basis against product recalls and product contamination, our insurance may not be adequate to cover all liabilities that we may incur in connection with product liability claims, including among others, that the products we sell caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. For example, punitive damages are generally not covered by insurance. If we are subject to substantial product liability claims in the future, we may not be able to continue to maintain our existing insurance, obtain comparable insurance at a reasonable cost, if at all, or secure additional coverage. This could result in future product liability claims being uninsured. If there is a product liability judgment against us or a settlement agreement related to a product liability claim, our business, financial condition and results of operations may be materially adversely affected. In addition, even if product liability claims against us are not successful or are not fully pursued, these claims could be costly and time-consuming and may require management to spend time defending claims rather than operating our business.

If any of our independent transportation providers experience delays or disruptions, our business could be adversely affected.

We currently rely on independent transportation service providers both to ship raw materials and products to our manufacturing and distribution warehouses from our third-party suppliers and third-party contract manufacturers and to ship products from our manufacturing and distribution warehouses to our customers. Our utilization of these delivery services, or those of any other shipping companies that we may elect to use, is subject to risks, including increases in fuel prices, which would increase our shipping costs, employee strikes, organized labor activities and inclement weather, which may impact the shipping company’s ability to provide delivery services sufficient to meet our shipping needs. Furthermore, if we are not able to negotiate acceptable terms with these companies or they experience performance problems or other difficulties, it could negatively impact our operating results and customer experience. If any of the foregoing occurs, our business, financial condition and results of operations may be materially adversely affected.

Any damage to our reputation or our brands may materially adversely affect our business, financial condition and results of operations.

Maintaining, developing and expanding our reputation with our customers and our suppliers is critical to our success. Our brand may suffer if our marketing plans or product initiatives are not successful. The importance of our brand may decrease if competitors offer more products similar to the products that we manufacture. Further, our brands may be negatively impacted due to real or perceived quality issues or if consumers perceive us as being untruthful in our marketing and advertising, even if such perceptions are not accurate. Product contamination, the failure to maintain high standards for product quality, safety and integrity, including raw materials and ingredients obtained from suppliers, or allegations of product quality issues, mislabeling or contamination, even if untrue or caused by our third-party contract manufacturing partners or raw material suppliers, may reduce demand for our products or cause production and delivery disruptions. However, we may be unable to detect or prevent product and/or ingredient quality issues, mislabeling or contamination, particularly in instances of fraud or attempts to cover up or obscure deviations from our guidelines and procedures. If any of our products become unfit for consumption, cause injury or are mislabeled, we may have to engage in a product recall and/or be subject to liability. Damage to our reputation or our brands or loss of consumer confidence in our products for any of these or other reasons could result in decreased demand for our products and our business, financial condition and results of operations may be materially adversely affected. In addition, if any of our competitors experience similar events, our reputation could be damaged, including as a result of a loss of consumer confidence in the types of products we sell.

Further, our corporate reputation is susceptible to damage by actions or statements made by current or former employees, competitors, vendors, adversaries in legal proceedings and government regulators, as well as members of the investment community and the media. There is a risk that negative information about our company, even if based on false rumor or misunderstanding, could adversely affect our business, results of operations, and financial condition. In particular, damage to our reputation could be difficult and time-consuming to repair, could make potential or existing Retail customers reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our recruitment and retention efforts.

Our business depends, in part, on the sufficiency and effectiveness of our marketing and trade promotion programs and incentives.

Due to the competitive nature of our industry, we must effectively and efficiently promote and market our products through advertisements as well as through trade promotions and incentives to sustain and improve our competitive position in our market. Marketing investments may be costly. In addition, we may, from time to time, change our marketing strategies and spending, including the timing or nature of our trade promotions and incentives. We may also change our marketing strategies and spending in response to actions by our customers, competitors and other companies that manufacture and/or distribute pet health and wellness products. The sufficiency and effectiveness of our marketing and trade promotions and incentives are important to our ability to retain and improve our market share and margins. If our marketing and trade promotions and incentives are not successful or if we fail to implement sufficient and effective marketing and trade promotions and incentives or adequately respond to changes in industry marketing strategies, our business, financial condition and results of operations may be adversely affected.

If we are unable to achieve desired results from, or maintain our advertising and marketing arrangements with certain third-party advertising or marketing providers to generate customers, our ability to generate revenue and our business could be adversely affected.

We have entered into multiple advertising and marketing arrangements with certain advertising and marketing providers that are designed to increase traffic to our application on the Facebook platform. Our ability to attract new customers and retain existing customers is based in part on our ability to generate increased traffic or better retention rates through these user acquisition campaigns. In addition, we may lack the ability to control the advertisements and actions that are taken by these providers on the Facebook platform.

If we are unable to enter into such arrangements on favorable terms, are unable to achieve the desired results under these arrangements and programs, are unable to maintain these relationships, fail to generate sufficient traffic or generate sufficient revenue from purchases pursuant to these arrangements and programs, or properly manage the actions of these providers, our ability to generate revenue and our ability to attract and retain our customers may be impacted, negatively affecting our business and results of operations. In addition, if Facebook restricts our ability to use such arrangements and programs or takes limits or restricts access to its platform by us or our applications as a result of advertisements or actions taken by third-party advertising or marketing providers, it could have a material adverse effect on our business or results of operations.

Our intellectual property rights may be inadequate to protect our business.

We attempt to protect our intellectual property rights, both in the United States and in foreign countries, through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Because of the differences in foreign trademark, patent and other laws concerning proprietary rights, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, we could be materially adversely affected.

We rely on our trademarks, trade names, and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.

If third parties claim that we infringe upon their intellectual property rights, our business and results of operations could be adversely affected.

We face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend; could require us to cease selling the products that incorporate the challenged intellectual property, could require us to redesign, reengineer, or rebrand the product, if feasible, could divert management’s attention and resources, or could require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.

Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements, or stop the sale of certain products, any of which could have a negative impact on our business, financial condition, results of operations and our future prospects.

We depend on the knowledge and skills of our senior management and other key employees, and if we are unable to retain and motivate them or recruit additional qualified personnel, our business may suffer.

We have benefited substantially from the leadership and performance of our senior management, as well as other key employees. Our success will depend on our ability to retain our current management and key employees, and to attract and retain qualified personnel in the future, and we cannot guarantee that we will be able to retain our personnel or attract new, qualified personnel. In addition, we do not maintain any “key person” life insurance policies. The loss of the services of members of our senior management or key employees could prevent or delay the implementation and completion of our strategic objectives, or divert management’s attention to seeking qualified replacements.

Failure to comply with the U.S. Foreign Corrupt Practices Act, other applicable anti-corruption and anti-bribery laws, and applicable trade control laws could subject us to penalties and other adverse consequences.

We operate our business in part outside of the United States. Our operations are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), as well as the anti-corruption and anti-bribery laws in the countries where we do business. The FCPA prohibits covered parties from offering, promising, authorizing or giving anything of value, directly or indirectly, to a “foreign government official” with the intent of improperly influencing the official’s act or decision, inducing the official to act or refrain from acting in violation of lawful duty, or obtaining or retaining an improper business advantage. The FCPA also requires publicly traded companies to maintain records that accurately and fairly represent their transactions, and to have an adequate system of internal accounting controls. In addition, other applicable anti-corruption laws prohibit bribery of domestic government officials, and some laws that may apply to our operations prohibit commercial bribery, including giving or receiving improper payments to or from non-government parties, as well as so-called “facilitation” payments. In addition, we are subject to U.S. and other applicable trade control regulations that restrict with whom we may transact business, including the trade sanctions enforced by the U.S. Treasury, Office of Foreign Assets Control (“OFAC”). We also plan to expand our operations outside of the United States in the future and our risks related to the FCPA will increase as we grow our international presence.

We are in the process of implementing policies, internal controls and other measures reasonably designed to promote compliance with applicable anticorruption and anti-bribery laws and regulations, and certain safeguards designed to ensure compliance with U.S. trade control laws, our employees or agents may engage in improper conduct for which we might be held responsible. Any violations of these anti-corruption or trade controls laws, or even allegations of such violations, can lead to an investigation and/or enforcement action, which could disrupt our operations, involve significant management distraction, and lead to significant costs and expenses, including legal fees. If we, or our employees or agents acting on our behalf, are found to have engaged in practices that violate these laws and regulations, we could suffer severe fines and penalties, profit disgorgement, injunctions on future conduct, securities litigation, bans on transacting government business, delisting from securities exchanges and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, our brand and reputation, our sales activities or our stock price could be adversely affected if we become the subject of any negative publicity related to actual or potential violations of anti-corruption, anti-bribery or trade control laws and regulations.

A failure of one or more key information technology systems, networks or processes may materially adversely affect our ability to conduct our business.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our sales and marketing, accounting and financial and legal and compliance functions, engineering and product development tasks, research and development data, communications, supply chain, order entry and fulfillment and other business processes. We also rely on third parties and virtualized infrastructure to operate and support our information technology systems. The failure of our information technology systems, or those of our third-party service providers, to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies and the loss of sales and customers, causing our business and results of operations to suffer.

In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, cyber-attacks and computer viruses. The failure of our information technology systems to perform as a result of any of these factors or our failure to effectively restore our systems or implement new systems could disrupt our entire operation and could result in decreased sales, increased overhead costs, excess inventory and product shortages and a loss of important information.

Further, it is critically important for us to maintain the confidentiality and integrity of our information technology systems. To the extent that we have information in our databases that our customers consider confidential or sensitive, any unauthorized disclosure of, or access to, such information due to human error, breach of our systems through cybercrime, a leak of confidential information due to employee misconduct or similar events could result in a violation of applicable data privacy and security, data protection, and consumer protection laws and regulations, legal and financial exposure, damage to our reputation, a loss of confidence of our customers, suppliers and manufacturers and lost sales. Actual or suspected cyber-attacks may cause us to incur substantial costs, including costs to investigate, deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. We have taken steps to protect the security of our systems. Despite the implementation of these security measures, our systems may still be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. If any of these risks materialize, our reputation and our ability to conduct our business may be materially adversely affected.

We rely heavily on third-party commerce platforms to conduct our businesses. If one of those platforms is compromised, our business, financial condition and results of operations could be harmed.

We currently rely upon third-party commerce platforms, including Shopify. We also rely on e-mail service providers, bandwidth providers, Internet service providers and mobile networks to deliver e-mail and “push” communications to customers and to allow customers to access our website.

Any damage to, or failure of, our systems or the systems of our third-party commerce platform providers could result in interruptions to the availability or functionality of our website and mobile applications. As a result, we could lose customer data and miss order fulfillment deadlines, which could result in decreased sales, increased overhead costs, excess inventory and product shortages. If for any reason our arrangements with our third-party commerce platform providers are terminated or interrupted, such termination or interruption could adversely affect our business, financial condition, and results of operations. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We could experience additional expense in arranging for new facilities, technology, services and support. In addition, the failure of our third-party commerce platform providers to meet our capacity requirements could result in interruption in the availability or functionality of our website and mobile applications.

Failure to comply with federal, state and foreign laws and regulations relating to data privacy and security, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to data privacy and security, data protection and consumer protection, could adversely affect our business and our financial condition.

We receive, collect, store, process, transfer, and use personal information and other data relating to our customers, website visitors, employees, vendors’ and contractors’ employees, and other persons, and we rely in part on third parties that are not directly under our control to manage certain of these operations and to collect, store, process and use payment information. Due to the volume and sensitivity of the personal information and other data that we and these third parties manage and expect to manage in the future, as well as the nature of our customer base, the security features of our information systems are critical. A variety of federal, state and foreign laws and regulations govern the collection, use, retention, sharing and security of this information. Laws and regulations relating to data privacy and security, data protection and consumer protection are evolving and subject to potentially differing interpretations. Given the uncertainty and complexity of the regulatory framework for data privacy and security, data protection and consumer protection worldwide, there is the potential that these or other actual or alleged obligations may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, or may be interpreted and applied in such a way as to conflict with our other legal obligations or practices. In addition, we are also subject to certain contractual obligations to third parties related to data privacy and security and data protection. As a result, while we strive to comply with applicable laws and regulations, our applicable policies and contractual obligations, and all other applicable legal obligations relating to data privacy and security, data protection and consumer protection to the extent possible, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations.

We expect that new industry standards, laws and regulations will continue to be proposed regarding data privacy and security, data protection and consumer protection in many jurisdictions. The California Consumer Privacy Act of 2018 (“CCPA”), which went into effect in 2020, created new data privacy rights for California residents and new compliance obligations and risks for us. We cannot yet determine the impact such new and future laws, regulations and standards may have on our business. Complying with these evolving obligations is costly. For instance, expanding definitions and interpretations of what constitutes “personal information” (or the equivalent) within the United States and elsewhere may increase our compliance costs and legal liability. A significant data breach or any failure, or perceived failure, by us to comply with any federal, state or foreign data privacy and security, data protection or consumer protection-related laws, regulations or other principles or orders to which we may be subject or other legal obligations relating to data privacy and security, data protection or consumer protection could adversely affect our reputation, brand and business, and may result in claims, investigations, proceedings or actions against us by governmental entities or others or other penalties or liabilities, or require us to change our operations and/or cease using certain data sets. Depending on the nature of the information compromised, we may also have obligations to notify users, other individuals, law enforcement, consumer protection agencies, payment companies, or other third party companies about the incident and may need to provide some form of remedy, such as refunds or services like identity theft protection, for the individuals affected by the incident.

We are subject to risks related to online payment methods.

We accept payments using a variety of methods, including credit cards and debit cards. As we offer new payment options to customers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules, certification requirements, and security standards, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. As our business changes, we may also be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we or our third-party payment processors or commerce platforms fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from customers or facilitate other types of online payments. If any of these events were to occur, our business, financial condition and operating results could be materially adversely affected. We occasionally receive orders placed with fraudulent credit card data. We may suffer losses as a result of orders placed with fraudulent credit card data even if the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions. If we are unable to detect or control credit card fraud, our liability for these transactions could harm our business, financial condition and results of operations.

Significant merchandise returns or refunds could harm our business.

We allow our customers to return products or offer refunds, subject to our return and refunds policy. If merchandise returns or refunds are significant or higher than anticipated and forecasted, our business, financial condition, and results of operations could be adversely affected. Further, we modify our policies relating to returns or refunds from time to time, and may do so in the future, which may result in customer dissatisfaction and harm to our reputation or brand, or an increase in the number of product returns or the amount of refunds we make.

Premiums for our insurance coverage may not continue to be commercially justifiable, and our insurance coverage may have limitations and other exclusions and may not be sufficient to cover our potential liabilities.

We have insurance to protect our assets, operations and employees. While we believe our insurance coverage addresses all material risks to which we are exposed and is adequate and customary in our current state of operations, such insurance is subject to coverage limits and exclusions and may not be available for the risks and hazards to which we are exposed. No assurance can be given that such insurance will be adequate to cover our liabilities or will be generally available in the future or, if available, that premiums will be commercially justifiable. In addition, insurance that is otherwise readily available, such as general liability, and directors and officer’s insurance, may become more difficult for us to find, and more expensive, due to our CBD products. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are unable to obtain such insurances or if we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, we may be prevented from entering into certain business sectors, our growth may be inhibited, and we may be exposed to additional risk and financial liabilities, which could have a material adverse effect on our business, results of operations and financial condition could be materially adversely affected.

To the extent our Retail customers purchase products in excess of consumer consumption in any period, our net sales in a subsequent period may be adversely affected as our Retail customers seek to reduce their inventory levels.

From time to time, our wholesale customers may purchase more products than they expect to sell to consumers during a particular time period. Our Retail customers may grow their inventory in anticipation of, or during, our promotional events, which typically provide for reduced prices during a specified time or other incentives. Our Retail customers may also increase inventory in anticipation of a price increase for our products, or otherwise over order our products as a result of overestimating demand for our products. If a Retail customer increases its inventory during a particular reporting period as a result of a promotional event, anticipated price increase or otherwise, then our net sales during the subsequent reporting period may be adversely impacted as our Retail customers seek to reduce their inventory to customary levels. This effect may be particularly pronounced when the promotional event, price increase or other event occurs near the end or beginning of a reporting period or when there are changes in the timing of a promotional event, price increase or similar event, as compared to the prior year. To the extent our Retail customers seek to reduce their usual or customary inventory levels or change their practices regarding purchases in excess of consumer consumption, our net sales and results of operations may be materially adversely affected in that or subsequent periods.

We may also voluntarily recall or withdraw products in order to protect our brand or reputation if we determine that they do not meet our standards, whether for quality, palatability, appearance or otherwise. If there is any future product recall or withdrawal, it could result in substantial and unexpected expenditures, destruction of product inventory, damage to our reputation and lost sales due to the unavailability of the product for a period of time, and our business, financial condition and results of operations may be materially adversely affected. In addition, a product recall or withdrawal may require significant management attention and could result in enforcement action by regulatory authorities.

Adverse litigation judgments or settlements resulting from legal proceedings relating to our business operations could materially adversely affect our business, financial condition and results of operations.

From time to time, we are subject to allegations, and may be party to legal claims and regulatory proceedings, relating to our business operations. Such allegations, claims and proceedings may be brought by third parties, including our customers, employees, governmental or regulatory bodies or competitors. Defending against such claims and proceedings, regardless of their merits or outcomes, is costly and time consuming and may divert management’s attention and personnel resources from our normal business operations, and the outcome of many of these claims and proceedings cannot be predicted. If any of these claims or proceedings were to be determined adversely to us, a judgment, a fine or a settlement involving a payment of a material sum of money were to occur, or injunctive relief were issued against us, our reputation could be affected and our business, financial condition and results of operations could be materially adversely affected.

There may be decreased spending on pets in a challenging economic climate.

The United States and other countries have experienced and continue to experience challenging economic conditions. Our business, financial condition and results of operations may be materially adversely affected by a challenging economic climate, including adverse changes in interest rates, volatile commodity markets and inflation, contraction in the availability of credit in the market and reductions in consumer spending. In addition, a slow-down in the general economy or a shift in consumer preferences to less expensive products may result in reduced demand for our products which may affect our profitability. The keeping of pets and the purchase of pet-related products may constitute discretionary spending for some of our consumers and any material decline in the amount of consumer discretionary spending may reduce overall levels of pet ownership or spending on pets. As a result, a challenging economic climate may cause a decline in demand for our products which could be disproportionate as compared to competing pet food brands since our products command a price premium. If economic conditions result in decreased spending on pets and have a negative impact on our suppliers or distributors, our business, financial condition and results of operations may be materially adversely affected.

Our ability to utilize our net operating loss carryforwards may be limited.

Our ability to utilize our federal net operating loss carryforwards and federal tax credit may be limited under Section 382 of the Code as amended by the Tax Cut and Jobs Act (the “TCJA”) on December 22, 2017. The limitations apply if we experience an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period). Similar provisions of state tax law may also apply. We have not assessed, including with respect to the December 19, 2019 acquisition of Halo, whether such an ownership change has previously occurred. If we have experienced an ownership change at any time since our formation, we may already be subject to limitations on our ability to utilize our existing net operating losses to offset taxable income. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change and, consequently, the limitations under Section 382. As a result, if or when we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset such taxable income may be subject to limitations, which could adversely affect our future cash flows.

Risks Related to the Regulation of our Business and Products

We and our third-party contract manufacturers and suppliers are subject to extensive governmental regulation and may be subject to enforcement if we are not in compliance with applicable requirements.

We and our third-party contract manufacturers and suppliers are subject to a broad range of federal, state and local laws and regulations governing, among other things, the testing, development, manufacture, distribution, marketing and post-market reporting of animal foods, including those that contain CBD. These include laws administered by the FDA, the FTC, the USDA, and other federal, state and local regulatory authorities.

Because we market food, supplements and other products that are regulated as food and cosmetic care products for animals, we and the companies that manufacture our products are subject to the requirements of the FDCA and regulations promulgated thereunder by the FDA. The statute and regulations govern, among other things, the manufacturing, composition, ingredients, packaging, labeling and safety of food for animals. The FDA requires that facilities that manufacture animal food products comply with a range of requirements, including hazard analysis and preventative controls regulations, cGMPs and supplier verification requirements. Processing facilities, including those of our third-party contract manufacturers and suppliers, are subject to periodic inspection by federal, state and local authorities. If our third-party contract manufacturers cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements of the FDA and applicable state and local laws, they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, could result in their inability to continue manufacturing for us or could result in a recall of our products that have already been distributed. If the FDA or other regulatory authority determines that we or they have not complied with the applicable regulatory requirements, our business, financial condition and results of operations may be materially adversely impacted. If we do not comply with labeling requirements, including making unlawful claims about our products, we could be subject to public warning letters and possible further enforcement (which other companies distributing CBD products have faced).

In addition, we currently market and plan to market our products with claims regarding the functional benefits of our products for pets, including that our products are intended to support the immune system, promote healthy skin, support healthy heart function, promote calmness and relaxation, support joint function, promote healthy bones and other similar claims. While we believe that such claims are permissible claims for animal foods and supplements and that our packaging is in compliance with the FDA’s requirements, the FDA and other regulatory authorities may consider such claims to suggest that our products are intended to treat, cure, or prevent a disease, thereby potentially meeting the statutory definition of a “drug,” and the FDA has issued warning letters to companies for improper marketing of CBD products on this basis. In addition, the FTC has issued warning letters to companies for failing to properly substantiate their CBD product claims, which constitutes false advertising. For these and other reasons, the FDA, FTC and other regulatory authorities may consider our products to be new animal drugs without adequate substantiation or approval for our claims, which could lead to statutory and regulatory violations, enforcement actions and product recalls.

Failure by us or our third-party contract manufacturers and suppliers to comply with applicable laws and regulations or to obtain and maintain necessary permits, licenses and registrations relating to our or our partners’ operations could subject us to administrative and civil penalties, including fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of our products, or refusals to permit the import or export of products, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material effect on our operating results and business. See “Business—Government Regulation.”

The FDA has stated that it interprets the FDCA to prohibit the sale of food products, including animal foods and supplements, that contain CBD. The FDA is currently evaluating a potential regulatory pathway for CBD products pursuant to its current authorities, but unless and until such changes are promulgated, the FDA and other federal and state regulatory authorities could take enforcement action to prevent us from marketing pet food, products and supplements with CBD, which could adversely impact our business, financial condition and results of operations or cause us to halt product sales altogether.

Although hemp and CBD are no longer controlled substances subject to regulation by the DEA, the FDA has stated publicly that it is nonetheless unlawful under the FDCA to introduce animal food, which includes products intended for animals labeled as food, treats, or supplements, containing CBD into interstate commerce. The FDCA prohibits the introduction or delivery for introduction into interstate commerce of any food that contains an approved drug or a drug for which substantial clinical investigations have been instituted and made public, unless a statutory exemption applies. The FDA has publicly stated its conclusion that none of the statutory exceptions has been met for CBD. See “Business-Government Regulation-FDA Regulation of Animal Foods.”

On May 31, 2019, the FDA held a public hearing to obtain scientific data and information about the safety, manufacturing, product quality, marketing, labeling and sale of products containing cannabis or cannabis-derived compounds (such as CBD) to provide the FDA with information as it considers policy options related to the regulation of these products, particularly in light of the changes to the legal status of hemp enacted in the 2018 Farm Bill. The FDA has also formed an internal working group to evaluate the potential pathways to market for CBD products, which could include seeking statutory changes from Congress or promulgating new regulations. If legislative action is necessary, such legislative changes could take years to finalize and may not include provisions that would enable us to produce, market and/or sell our CBD products, and FDA could similarly take years to promulgate new regulations. Additionally, while the agency’s enforcement focus to date has primarily been on CBD products that are associated with therapeutic claims, the agency has recently issued warning letters to companies marketing CBD products without such claims, and there is a risk that FDA could take enforcement action against us, our third-party contract manufacturers or suppliers, or those marketing similar products to us, which could limit or prevent us from marketing our products and have a material adverse impact on our business, financial condition and results of operations. While the FDA announced on March 5, 2020 that it is currently evaluating a risk-based enforcement policy for CBD to provide more clarity to industry and the public while the agency takes potential steps to establish a clear regulatory pathway, it remains unclear whether or when FDA will ultimately issue such an enforcement policy.

Moreover, local, state, federal, and international CBD, hemp and cannabis laws and regulations are rapidly changing and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance requirements or alteration of certain aspects of our business plan in the event that our CBD products become subject to new restrictions. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. It is also possible that regulations may be enacted in the future that will be directly applicable to our products. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our activities in the hemp and CBD industry. The constant evolution of laws and regulations may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan.

Certain of our products contain CBD derived from hemp. The 2018 Farm Bill enacted a number of changes to the legal status of hemp and hemp products, including removal from the statutory list of controlled substances. However, implementation of the 2018 Farm Bill is ongoing, and there is still significant uncertainty regarding the legal status of hemp and hemp-based products under U.S. law.

Our products that contain CBD are subject to various state and federal laws regarding the production and sale of hemp-based products. Historically, the DEA has interpreted CBD to be subject to the CSA under the definition for “marihuana,” a Schedule I controlled substance. However, the 2018 Farm Bill removed “hemp,” from the definition of “marihuana.” “Hemp” is defined as the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a THC concentration of not more than 0.3 percent on a dry weight basis. As a result of the enactment of the 2018 Farm Bill, and since we believe that the CBD contained in our products and the hemp from which it is derived meet the definition of “hemp,” we believe that our CBD products and the hemp from which they are derived are not Schedule I controlled substances under the CSA. However, there is a risk that we could be subject to enforcement action, including prosecution, if any of our products are determined to not meet the definition of “hemp” and to constitute “marihuana” under the CSA based on THC levels or other violations, which would have a negative impact on our business and operations.

In addition, the 2018 Farm Bill contained provisions that require the USDA to, among other things, promulgate a new regulatory framework governing the growth and cultivation of hemp, where hemp grown in compliance with the framework would be permitted in interstate commerce throughout the United States. On October 31, 2019, the USDA issued an IFR establishing the regulations necessary for domestic hemp production, including provisions for the USDA to approve plans submitted by states and Indian tribes for the monitoring and regulation of hemp production at the state level. While the 2018 Farm Bill requires state and tribal plans to meet certain basic requirements as outlined in the IFR, nothing preempts or limits state or tribal laws that are more stringent than the 2018 Farm Bill, and the requirements for lawful hemp production will vary from state to state. We and our third-party contract manufacturers and suppliers must expend resources monitoring the evolving federal and state legal landscape for hemp production, and any, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations.

Our products may be subject to recalls for a variety of reasons, which could require us to expend significant management and capital resources.

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, adulteration, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. Although we have detailed procedures in place for testing finished products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits, whether frivolous or otherwise. If any of the animal food or care products produced by us are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We had to issue a recall in 2018 for one of our products after a single retail sample collected by the Michigan Department of Agriculture tested positive for Salmonella. Although customers reported no incidents of injury or illness in association with this product, the recall negatively affected our results. As a result of any such recall, we may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention or damage our reputation and goodwill or that of our products or brands.

Additionally, product recalls may lead to increased scrutiny of our operations by the FDA or other state or federal regulatory agencies, requiring further management attention, increased compliance costs and potential legal fees, fines, penalties and other expenses. Any product recall affecting the cannabis industry more broadly, whether or not involving us, could also lead consumers to lose confidence in the safety and security of the products sold by producers generally, including products sold by us.

Within the United States, we and our third-party contract manufacturers and suppliers face a variety of state and local restrictions on the cultivation of hemp, and if state or local regulatory authorities take enforcement action to prevent us from selling our products, our business, financial condition and results of operations could be materially adversely impacted.

The growth and cultivation of hemp is subject to a complex regulatory framework that is implemented and affected by multiple federal agencies, as well as state and local authorities. In 2014, Congress enacted the 2014 Farm Bill to allow for the limited growth and cultivation of industrial hemp under federal law. This statute allowed institutions of higher education and state departments of agriculture to grow and cultivate industrial hemp for agricultural or other academic research purposes, or for hemp to be grown under the auspices of a state agricultural pilot program, in states where such growth and cultivation is legal under state law. While the 2018 Farm Bill created a pathway under which hemp and its derivatives, including CBD, would no longer be a Schedule I controlled substance under the CSA and would be protected from interference in interstate commerce, the USDA only recently issued its IFR containing the regulatory framework to govern the growth and cultivation of hemp, and several states continue to operate under the 2014 Farm Bill, which will be repealed after October 31, 2020.  Alongside the current federal regulatory developments, state and local authorities have enacted their own restrictions on the cultivation or sale of hemp or hemp-derived CBD, including laws that ban the cultivation or possession of hemp or any other plant of the cannabis genus and derivatives thereof, such as CBD. Currently several states ban the cultivation and possession of hemp or CBD, while others have taken enforcement action against human and pet food products that contain CBD, and states may enact new laws or regulations that prohibit or limit the sale of such products at any time. In the event of a change in federal or state laws and regulations that are adverse to our CBD products, we may be restricted or limited with respect to sale or distribution of those products, which could adversely impact our intended business plan with respect to such products.

The USDA has only recently issued the IFR and started accepting state and tribal hemp production plans for review, and it remains to be seen which additional states will submit their own regulatory plans for the cultivation of hemp and which states become subject to the USDA framework. The timing and content of state regulatory plans may impact our ability to obtain sufficient quantities of CBD at an acceptable price and on a timely basis. If our current supplier were to face increased regulation or be unable to continue to supply our business, we may be unable to fulfill our customer’s orders or find a suitable replacement supplier in a timely fashion or at comparable prices. If our current supplier or any future suppliers fail to comply with the applicable regulatory requirements, our business may suffer.

Changes in existing laws or regulations, including how such existing laws or regulations are enforced by federal, state, and local authorities, or the adoption of new laws or regulations may increase our costs and otherwise adversely affect our business, financial condition and results of operations.

In addition to the legal framework applicable to hemp and CBD, the manufacture and marketing of animal food products is highly regulated, and we and our third-party contract manufacturers and suppliers are subject to a variety of federal and state laws and regulations applicable to pet food and treats. These laws and regulations apply to many aspects of our business, including the manufacture, packaging, labeling, distribution, advertising, sale, quality and safety of our products. We could incur costs, including fines, penalties, and third-party claims, in the event of any violations of, or liabilities under, such requirements, including any competitor or consumer challenges relating to compliance with such requirements. For example, in connection with the marketing and advertisement of our products, we could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and state consumer protection statutes.

The regulatory environment in which we operate could change significantly and adversely in the future. The laws and regulations that apply to our products and business may change in the future and we may incur (directly, or indirectly through our third-party contract manufacturers or suppliers) material costs to comply with current or future laws and regulations or any required product recalls. Any change in manufacturing, labeling, or marketing requirements for our products may lead to an increase in costs or interruptions in manufacturing or raw material supply, either of which could adversely affect our operations and financial condition. For example, recent federal and state attention to the sale of CBD-containing products, specifically pet products that contain CBD, could result in standards or requirements that mandate changes to our current labeling, product ingredients or marketing. New or revised government laws and regulations could significantly limit our ability to run our business as it is currently conducted, result in additional compliance costs and, in the event of noncompliance, lead to administrative or civil remedies, including fines, injunctions, withdrawals, recalls or seizures and confiscations, as well as potential criminal sanctions. Any such changes or actions by the FDA or other regulatory agencies could have a material adverse effect on our third-party manufacturers, our suppliers or our business, financial condition and results of operations.

Government scrutiny, warnings and public perception could increase our costs of production and increase our legal and regulatory expenses, and if we are unable to comply with the applicable requirements for marketing pet foods, we could face substantial civil and criminal penalties.

Manufacturing, processing, labeling, packaging, storing and distributing pet products are activities subject to extensive federal, state and local regulation, as well as foreign regulation. In the United States, these operations are regulated by the FDA and various state and local public health and agricultural agencies. The FDA Food Safety Modernization Act of 2011 provides direct recall authority to the FDA for food products and includes a number of other provisions designed to enhance food safety, including increased inspections by the FDA of domestic and foreign food facilities and increased review of food products imported into the United States. In addition, many states have adopted the Association of American Feed Control Officials’ model pet food regulations or variations thereof, which generally regulate the information manufacturers provide about pet food. Compliance with government regulation can be costly or may otherwise adversely affect our business. Moreover, failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could in turn have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to heightened risk of legal claims, government investigations or regulatory enforcement actions. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our employees, temporary workers, contractors or agents will not violate our policies and procedures. Moreover, a failure to maintain effective regulatory compliance policies and procedures could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims, government investigations or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect our product sales, reputation, financial condition and operating results. In addition, the costs and other effects of defending potential and pending litigation and administrative actions against us may be difficult to determine and could materially adversely affect our business, financial condition and results of operations.

Because there has been limited study on the effects of CBD, including on animals, future nonclinical and clinical research studies and analysis of such studies by third parties, including government agencies, may lead to conclusions that dispute or conflict with our understandings and beliefs regarding the benefits, viability, safety, dosing and social acceptance of CBD.

Research in the United States and internationally regarding the benefits, viability, safety and dosing of isolated cannabinoids (such as CBD or THC) remains in relatively early stages. There have been few clinical trials on the benefits of CBD conducted on humans or animals, including studies focused on the consumption of CBD in foods.

Future research and clinical trials may draw opposing conclusions to statements contained in current articles, reports and studies regarding CBD or could reach different or negative conclusions regarding the medical benefits, viability, safety, dosing or other facts and perceptions related to CBD, which could adversely affect acceptance of CBD in foods and the demand for such products. Future research may also cause regulatory authorities to change how they enforce regulatory restrictions applicable to hemp and CBD. We cannot predict any negative research and clinical trial findings in the future that may have a material adverse impact on our business, financial condition and results of operation.

The market for raw foods and CBD and hemp products for pets is a young market and may not achieve the growth potential we expect or may grow more slowly than expected.

Our success will depend in significant part on customer acceptance, our ability to change with customer tastes and to meet customer needs with new products. If customers do not accept our products, our sales and revenue will either fail to materialize or decline, resulting in a reduction in our operating income or possible increases in losses. Demand for CBD and hemp products is also influenced by the popularity of certain aesthetics, cultural and demographic trends, marketing and advertising expenditures, legality concerns, and general economic conditions. Because these factors can change rapidly, customer demand also can shift quickly. The success of new product introductions depends on various factors, including product selection and quality, sales and marketing efforts and timely production. We may not always be able to respond quickly and effectively to changes in customer taste and demand due to the amount of time and financial resources that may be required to bring new products to market. The inability to respond quickly to market changes could have an impact on our expected growth potential and the growth potential of the market for raw foods and CBD and hemp products for pets. Even if this market develops, we may not succeed in our plan to become a category leader.

Negative publicity from being in the hemp and CBD space could have a material adverse effect on our business, financial condition, and results of operations.

Hemp and marijuana are both varieties of the plant Cannabis sativa L., except that hemp, as defined by federal law for exemption from Schedule I of the CSA, has a delta-9 THC concentration of not more than 0.3% on a dry weight basis. The same plant with a higher THC content is considered marijuana, which is legal for medical and recreational use under certain state laws, but which is not legal under federal law. The similarities between these plants can cause confusion, and our activities with hemp may be incorrectly perceived as us being involved in federally illegal marijuana activities.

Also, despite growing support for the cannabis industry and legalization of marijuana in certain U.S. states, many individuals and businesses remain opposed to the cultivation and sale of cannabis and cannabis-derived products. Any negative publicity resulting from an incorrect perception that we operate in the marijuana space could result in a loss of current or future business. It could also adversely affect the public’s perception of us or our common stock and lead to reluctance by new parties to do business with or invest in us. We cannot assure you that additional business partners, including but not limited to financial institutions and customers, will not attempt to end or curtail their relationships with us. Any such negative press or impacts to business relationships could have a material adverse effect on our business, financial condition, and results of operations.

Our ability to deduct certain business expenses for income tax purposes is subject to uncertainty.

Section 280E of the Code prohibits the deduction of certain otherwise ordinary business expenses from carrying on any trade or business that consists of “trafficking” Schedule I or II controlled substances, as defined by the CSA. Under existing IRS guidance, the bulk of operating costs and general administrative costs of trades or businesses subject to Section 280E of the Code are not permitted to be deducted. Although the 2018 Farm Bill created a pathway under which hemp and its derivatives, including CBD, would no longer be a Schedule I controlled substance under the CSA, until the USDA implements regulations pursuant to the 2018 Farm Bill, we believe our ability to deduct certain ordinary business expenses requires compliance with the 2014 Farm Bill. We do not believe that Section 280E of the Code currently forbids our deduction of otherwise ordinary business expenses because we believe that we are in compliance with the 2014 Farm Bill and/or the products we sell are from participants that are compliant with the 2014 Farm Bill. However, until the USDA promulgates regulations under the 2018 Farm Bill, non-compliance with the 2014 Farm Bill by us or our suppliers may have a material adverse tax effect on us.

Risks Related to an Investment in Our Common Stock

There is currently a limited public market for our common stock, a trading market for our common stock may never develop, and our common stock prices may be volatile and could decline substantially.

Although our common stock is quoted on OTC Markets, OTCQB tier of OTC Markets Group Inc., an over-the-counter quotation system, under the symbol “BTTR,” there has been no material public market for our common stock. In these marketplaces, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our common stock, and may find few buyers to purchase their stock and few market makers to support its price. As a result of these and other factors, investors may be unable to resell shares of our common stock at or above the price for which they purchased them, at or near quoted bid prices, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future, and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration.

Moreover, there can be no assurance that any selling stockholders will sell any or all of their shares of common stock and there may initially be a lack of supply of, or demand for, our common stock. In the case of a lack of supply for our common stock, the trading price of our common stock may rise to an unsustainable level, particularly in instances where institutional investors may be discouraged from purchasing our common stock because they are unable to purchase a block of shares in the open market due to a potential unwillingness of our selling stockholders to sell the amount of shares at the price offered by such investors and the greater influence individual investors have in setting the trading price. In the case of a lack of demand for our common stock, the trading price of our common stock could decline significantly and rapidly at any time.

We intend to list shares of our common stock on a national securities exchange in the future, but we do not now, and may not in the future, meet the initial listing standards of any national securities exchange, which is often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our common stock is otherwise rejected for listing, and remains listed on the OTC Markets or is suspended from the OTC Markets, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Therefore, an active, liquid, and orderly trading market for our common stock may not initially develop or be sustained, which could significantly depress the public price of our common stock and/or result in significant volatility, which could affect your ability to sell your common stock. Even if an active trading market develops for our common stock, the market price of our common stock may be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates and market conditions in general could have a significant impact on the future market price of our common stock.

We are not subject to the rules of a national securities exchange requiring the adoption of certain corporate governance measures and, as a result, our stockholders do not have the same protections.

We are quoted on the OTCQB marketplace and are not subject to the rules of a national securities exchange, such as the New York Stock Exchange or the Nasdaq Stock Market. National securities exchanges generally require more rigorous measures relating to corporate governance designed to enhance the integrity of corporate management. The requirements of the OTCQB afford our stockholders fewer corporate governance protections than those of a national securities exchange. Until we comply with such greater corporate governance measures, regardless of whether such compliance is required, our stockholders will have fewer protections such as those related to director independence, stockholder approval rights and governance measures designed to provide board oversight of management.

We do not have a class of our securities registered under Section 12 of the Exchange Act. Until we do, or we become subject to Section 15(d) of the Exchange Act, we will be a “voluntary filer.”

We are not currently required under Section 13 or Section 15(d) of the Exchange Act to file periodic reports with the SEC. We have in the past voluntarily elected to file some or all of these reports to ensure that sufficient information about us and our operations is publicly available to our stockholders and potential investors. Until we become subject to the reporting requirements under the Exchange Act, we are a “voluntary filer” and we are currently considered a non-reporting issuer under the Exchange Act. We will not be required to file reports under Section 13(a) or 15(d) of the Exchange Act until the earlier to occur of: (i) our registration of a class of securities under Section 12 of the Exchange Act, which would be required if we list a class of securities on a national securities exchange or if we meet the size requirements set forth in Section 12(g) of the Exchange Act, or which we may voluntarily elect to undertake at an earlier date; or (ii) the effectiveness of a registration statement under the Securities Act relating to our common stock. Until we become subject to the reporting requirements under either Section 13(a) or 15(d) of the Exchange Act, we are not subject to the SEC’s proxy rules, and large holders of our capital stock will not be subject to beneficial ownership reporting requirements under Sections 13 or 16 of the Exchange Act and their related rules. As a result, our stockholders and potential investors may not have available to them as much or as robust information as they may have if and when we become subject to those requirements. In addition, if we do not register under Section 12 of the Exchange Act, and remain a “voluntary filer”, we could cease filing annual, quarterly or current reports under the Exchange Act.

If our common stock becomes subject to the “penny stock” rules, it could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

The SEC has adopted Rule 3a51-1, which establishes the definition of a “penny stock” as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. If the price if our common stock is less than $5.00, our common stock will be deemed a penny stock. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires that a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

We may have material liabilities that were not discovered before, and have not been discovered since, the closing of the acquisitions.

As a result of the May Acquisitions and the Halo Acquisition, the prior business plan and management relating to Better Choice Company was abandoned and replaced with the business and management team of Bona Vida, Halo and TruPet. As a result, we may have material liabilities based on activities before the acquisitions that have not been discovered or asserted. We could experience losses as a result of any such undisclosed liabilities that are discovered in the future, which could materially harm our business and financial condition. Although the agreements entered into in connection with the acquisitions contains customary representations and warranties from Bona Vida, Halo and TruPet concerning their assets, liabilities, financial condition and affairs, there may be limited or no recourse against the pre-acquisition stockholders or principals in the event those representations prove to be untrue. As a result, our current and future stockholders will bear some, or all, of the risks relating to any such unknown or undisclosed liabilities.

Our common stock prices may be volatile which could cause the value of an investment in our common stock to decline.

The market price of our common stock may be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates and market conditions in general could have a significant impact on the future market price of our common stock.

The public price of our common stock may be subject to wide fluctuations in response to the risk factors described in this Annual Report and others beyond our control, including:

•	the number of shares of our common stock publicly owned and available for trading;

•	actual or anticipated quarterly variations in our results of operations or those of our competitors;

•	our actual or anticipated operating performance and the operating performance of similar companies in our industry;

•	our announcements or our competitors’ announcements regarding, significant contracts, acquisitions, or strategic investments;

•	general economic conditions and their impact on the pet food markets;

•	the overall performance of the equity markets;

•	threatened or actual litigation;

•	changes in laws or regulations relating to our industry;

•	any major change in our board of directors or management;

•	publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts; and

•	sales or expected sales of shares of our common stock by us, and our officers, directors, and significant stockholders.

In addition, the stock market in general has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, operating results, and financial condition.

Because we are a “smaller reporting company,” we will not be required to comply with certain disclosure requirements that are applicable to other public companies and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. As a smaller reporting company we are eligible for exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to:

•	Reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements;

•	Not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002; and

•	Reduced disclosure obligations for our annual and quarterly reports, proxy statements and registration statements.

We will remain a smaller reporting company until the end of the fiscal year in which (1) we have a public common equity float of more than $250 million, or (2) we have annual revenues for the most recently completed fiscal year of more than $100 million plus we have any public common equity float or public float of more than $700 million. We also would not be eligible for status as smaller reporting company if we become an investment company, an asset-backed issuer or a majority-owned subsidiary of a parent company that is not a smaller reporting company.

We do not expect to pay any cash dividends to the holders of the common stock in the foreseeable future and the availability and timing of future cash dividends, if any, is uncertain.

We expect to use cash flow from future operations to repay debt and support the growth of our business and do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. Our Credit Facility, subordinated convertible notes, short term loan, revolving line of credit, and Preferred Series E  (as defined herein) places certain restrictions on the ability of us and our subsidiaries to pay cash dividends. We may amend our Credit Facility or enter into new debt arrangements that also prohibit or restrict our ability to pay cash dividends on our common stock.

Subject to such restrictions, our board of directors will determine the amount and timing of stockholder dividends, if any, that we may pay in future periods. In making this determination, our directors will consider all relevant factors, including the amount of cash available for dividends, capital expenditures, covenants, prohibitions or limitations with respect to dividends, applicable law, general operational requirements and other variables. We cannot predict the amount or timing of any future dividends you may receive, and if we do commence the payment of dividends, we may be unable to pay, maintain or increase dividends over time. Therefore, you may not be able to realize any return on your investment in our common stock for an extended period of time, if at all.

Future sales of our common stock, or the perception that such sales may occur, may depress our share price, and any additional capital through the sale of equity or convertible securities may dilute your ownership in us.

We may in the future issue our previously authorized and unissued securities. We are authorized to issue 88,000,000 shares of common stock and 4,000,000 shares of preferred stock with such designations, preferences and rights as determined by our board of directors. The potential issuance of such additional shares of common stock will result in the dilution of the ownership interests of the holders of our common stock and may create downward pressure on the trading price, if any, of our common stock. The registration rights of certain of our stockholders and the sales of substantial amounts of our common stock following the effectiveness of the Registration Statement on Form S-1 that we have filed with the SEC, or the perception that these sales may occur, could cause the market price of our common stock to decline and impair our ability to raise capital. These shares also may be sold pursuant to Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. We also may grant additional registration rights in connection with any future issuance of our capital stock.

In October 2018, we issued Series E Convertible Preferred Stock (“Series E preferred stock”). As of April 24, 2020, the Series E preferred stock was convertible into 1,760,903 shares of common stock, all of which may be sold pursuant to applicable exemptions under the Securities Act, including Rule 144. In connection with the May Acquisitions, the previous equity holders of each of TruPet and Bona Vida were granted registration rights with respect to 33,130,806 shares of the Company’s common stock.

On November 4, 2019, we issued (i) $2.8 million in aggregate principal amount of subordinated convertible notes (the “Convertible Notes”) for total proceeds of $2.8 million to existing shareholders and (ii) 11,000 warrants (the “Warrants”) to purchase shares of our common stock. Each Warrant entitles the holder thereof to purchase one share of our common stock and are exercisable any time from the date of issuance for a period of up to 24 months from the date of the consummation of a future initial public offering (“IPO”) at an exercise price equal to the greater of (i) $5.00 per share or (ii) the price at which our common stock was sold in the IPO.

On December 19, 2019, in connection with the Halo Acquisition and as part of the consideration payable under the Halo Agreement, we issued to the Halo sellers and Werner von Pein (i) convertible subordinated notes in a total amount of $15,000,000 (the “Seller Notes”) and (ii) 937,500 stock purchase warrants (the “Seller Warrants”) to purchase shares of our common stock. The Seller Notes are scheduled to mature on June 30, 2023 and may be converted into shares of our common stock at any time prior to the last business day immediately preceding the maturity date and shall be automatically converted into shares of our common stock upon an IPO. The conversion price is equal to the lower of $4.00 per share or the price at which the Common Stock was sold in an IPO. The Seller Warrants are exercisable any time from the date of issuance for up to 24 months from the date of the consummation of an IPO at an exercise price equal to the greater of (i) $5.00 per share or (ii) the price at which our common stock was sold in the IPO.

On December 19, 2019, as consideration for the Shareholder Guaranty (as described below), we agreed to issue common stock purchase warrants. The warrants are exercisable any time from the date of issuance for up to 24 months from the date of the consummation of an IPO (as defined therein) at an exercise price $1.82 per share. We issued 4,875,000 Shareholder Guarantor Warrants to John M. Word III, 1,300,000 Shareholder Guarantor Warrants to Lori Taylor and 325,000 Shareholder Guarantor Warrants to Michael Young.

The exercise, conversion or exchange of convertible securities, including for other securities, will dilute the percentage ownership of our stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert such securities at a time when we would be able to obtain additional equity capital on terms more favorable than such securities or when our common stock is trading at a price higher than the exercise or conversion price of the securities. The exercise or conversion of outstanding securities will have a dilutive effect on the securities held by our shareholders. We have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other shareholders not participating in such exchange.

In addition, as of April 24, 2020, (i) 6,536,586 warrants to purchase our common stock at a weighted average exercise price of $3.52 per share that we issued in private placement offerings in December 2018 and May 2019 are outstanding, (ii) 38,462 share of common stock are issuable pursuant to outstanding options granted in 2018, and (iii) 7,853,371 shares of common stock (of which 3,353,371 are vested) are issuable pursuant to outstanding options granted under the 2019 Equity Incentive Plan (the “2019 Amended Plan”) to our executive officers and directors, key employees and third-party contractors. The issuance of any such shares would ultimately be dilutive to the holders of shares of common stock acquired in the listing.

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock with respect to dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events, or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might grant to holders of preferred stock could affect the value of the common stock.

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC, impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly, particularly after we are no longer a smaller reporting company. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We will continue to incur significant costs in staying current with reporting requirements. Our management will be required to devote substantial time to compliance initiatives. Additionally, the lack of an internal audit group may result in material misstatements to our financial statements and ability to provide accurate financial information to our shareholders.

Our management and other personnel will need to devote a substantial amount of time to compliance initiatives to maintain reporting status. Moreover, these rules and regulations, which are necessary to remain as a public reporting company, will be costly because external third party consultant(s), attorneys, or other firms may have to assist us in following the applicable rules and regulations for each filing on behalf of the company.

We currently do not have an internal audit group, and we may eventually need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to have effective internal controls for financial reporting. Additionally, due to the fact that our officers and directors have limited experience as an officer or director of a reporting company, such lack of experience may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders.

Moreover, if we are not able to comply with the requirements or regulations as a public reporting company in any regard, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Many of our officers and directors lack significant experience in, and with, the reporting and disclosure obligations of publicly-traded companies in the United States.

Many of our officers and directors lack significant experience in, and with the reporting and disclosure obligations of publicly-traded companies, and with serving as an officer and or director of a publicly-traded company. This lack of experience may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders. Consequently, our operations, future earnings and ultimate financial success could suffer irreparable harm due to our officers’ and director’s ultimate lack of experience in our industry and with publicly-traded companies and their reporting requirements in general.

Provisions in our certificate of incorporation and bylaws and Delaware law may discourage a takeover attempt even if a takeover might be beneficial to our stockholders.

Provisions contained in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us after we have become a publicly traded company. Provisions in our certificate of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our certificate of incorporation authorizes our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by our stockholders. Thus, our board of directors can authorize and issue shares of preferred stock with voting or conversion rights that could dilute the voting power of holders of our other series of capital stock. These rights may have the effect of delaying or deterring a change of control of our company. Additionally, our certificate of incorporation and/or bylaws establish limitations on the removal of directors and on the ability of our stockholders to call special meetings and include advance notice requirements for nominations for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), which prohibits an “interested stockholder” owning in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which such stockholder acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

Our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director or officer (or affiliate of any of the foregoing) of us to us or the our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws, or (iv) any other action asserting a claim arising under, in connection with, and governed by the internal affairs doctrine; provided that these exclusive forum provisions will not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act, or to any claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our bylaws described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our certificate of incorporation provides that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the Delaware General Corporation Law, our certificate of incorporation and our indemnification agreements that we have entered into with our directors and officers provide that:

•
We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe such person’s conduct was unlawful.

•	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.

•
We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.

•
We will not be obligated pursuant to the indemnification agreements entered into with our directors and executive officers to indemnify a person with respect to proceedings initiated by that person, except with respect to proceedings to enforce an indemnitees right to indemnification or advancement of expenses, proceedings authorized by our board of directors and if offered by us in our sole discretion.

•
The rights conferred in our certificate of incorporation are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

•	We may not retroactively amend our certificate of incorporation or indemnification agreement provisions to reduce our indemnification obligations to directors, officers, employees and agents.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal place of business is located at 164 East Douglas Road, Oldsmar, FL 34677, which consists of approximately 12,000 square feet of office and warehousing space. We also have a lease at 172 East Douglas Road, Oldsmar, FL 34677, which consists of approximately 6,000 square feet of additional warehouse space. The relevant leases at both locations are scheduled to expire on April 30, 2022. In addition, we have a lease at 4025 Tampa Road, Oldsmar, FL 34677, which consists of approximately 9,200 square feet and houses our customer care center. The relevant lease is scheduled to expire on October 31, 2022.

Before and after the acquisition, Halo’s principal place of business is located at 12400 Race Track Road, Tampa, FL 33626, which consists of approximately 5,000 square feet of office space. The relevant lease is scheduled to expire on December 31, 2020.

On August 30, 2019, we entered into a membership agreement with WeWork, pursuant to which we lease offices located at 575 Lexington Ave New York, NY 10022 effective as of September 1, 2019. The term of the agreement is for twelve months which shall automatically be renewed for successive one month terms unless terminated by either party. As of March 4, 2020, the membership agreement with WeWork was relocated to 142 West 57th St New York, NY 10019.

On October 1, 2019, we entered into a temporary lease agreement for a 300 square feet office space located at 4555 Lake Forest Drive, Cincinnati, OH 45242.

We do not own any properties or land.

We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available.

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time subject to litigation and other proceedings that arise in the ordinary course of our business. Subject to the inherent uncertainties of litigation and although no assurances are possible, we believe that there are no pending lawsuits or claims that, individually or in the aggregate, will have a material adverse effect on our business, financial condition or our yearly results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the OTCQB under the symbol “BTTR” and has been trading since June 2010. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions. The closing price of our common stock on the OTCQB on December 31, 2019 was $2.70 per share.

Holders of Common Stock

As of April 24, 2020, we had 48,939,708 shares of our common stock issued and outstanding. As of April 24, 2020, there were 159 record holders of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We do not currently anticipate declaring or paying cash dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings, if any, to finance the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations and financial condition, capital requirements, business prospects, statutory and contractual restrictions on our ability to pay cash dividends, including restrictions contained in the credit agreements governing our Facilities Agreement, and other factors our board of directors may deem relevant. Accordingly, you may need to sell your shares of our common stock to realize a return on your investment, and you may not be able to sell your shares at or above the price you paid for them. See “Risk Factors—Risks Related to an Investment in our Common Stock—We do not expect to pay any cash dividends to the holders of the common stock in the foreseeable future and the availability and timing of future cash dividends, if any, is uncertain.”

Our Series E preferred stock ranks senior to the shares of our common stock with respect to dividend rights and holders of Series E preferred stock are entitled to a cumulative dividend at the rate of 10.0% per annum on the stated value of $0.99 per share (as adjusted), accruing quarterly in arrears, as set forth in the Certificate of Designation Preferences and Rights of Series E preferred stock (“Series E Certificate of Designation”). All accrued dividends on each share of Series E preferred stock shall be paid upon conversion of the share of Series E preferred stock for which the applicable dividend is due. At our option, dividends on the Series E preferred stock may be paid in cash or stock. We also must declare a dividend on the Series E preferred stock on a pro rata basis with our common stock. As of December 31, 2019, the amount of dividends payable on the Series E preferred stock was approximately $0.3 million.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10‑K.

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

The following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. A description of material factors known to us that may cause our results to vary or may cause management to deviate from its current plans and expectations, is set forth under “Risk Factors.” See “Cautionary Note Regarding Forward-Looking Statements.” The following discussion should also be read in conjunction with our audited consolidated financial statements including the notes thereto appearing elsewhere in this filing.

Overview and Outlook

Better Choice Company is a rapidly growing animal health and wellness company committed to leading the industry shift toward pet products and services that help dogs and cats live heathier, happier and longer lives. We take an alternative, nutrition-based approach to animal health relative to conventional dog and cat food offerings, and position our portfolio of brands to benefit from the mainstream trends of growing pet humanization and consumer focus on health and wellness. We have a demonstrated, multi-decade track record of success selling trusted animal health and wellness products, and leverage our established digital footprint to provide pet parents with the knowledge to make informed decision about their pet’s health. We sell the majority of our dog food, cat food and treats under the Halo and TruDog brands, which are focused, respectively, on providing sustainably sourced kibble and canned food derived from real whole meat, and minimally processed raw-diet dog food and treats.

Our diverse product offering has enabled us to penetrate multiple channels of trade, which we believe provides us with broad demographic exposure and appeal. We group these channels of trade into two distinct categories: retail-partner based (“Retail”), which includes the sale of product to e-commerce retailers, pet specialty chains, grocery, mass and distributors, and direct to consumer, (“DTC”), which is focused on driving consumers to directly purchase product through our online web platform. With regard to our channels of trade, the online purchase of pet food continues to take market share from brick and mortar retail, with Packaged Facts reporting internet shopping growing from 7% of U.S. pet product sales in 2015 to 22% in 2019. We believe that the trend toward online shopping will continue, and we will continue to reach a growing base of diverse customers through our DTC and e-commerce partner channels. Because our DTC strategy leverages one-on-one customer relationships and utilizes a targeted, data-driven approach to reach customers, we can gather valuable market and consumer behavior data that will allow our brands to be more competitive in the Retail channel. Conversely, we believe Halo’s long-established relationships with key Retail customers will enable us to more effectively launch additional brands in the rapidly evolving retail environment. In addition, Halo has successfully launched into high growth markets in Asia. We intend to build on that success by expanding our products consumer reach through online marketplaces in these markets based on the DTC team experience.

Our established supply and distribution infrastructure allows us to develop, manufacture and commercialize new products generally in under 12 weeks. We will continue to deliver innovation to expand our product offerings and improve the health and well-being of pets. We leverage our proprietary behavioral database, customer feedback and analytics capabilities to derive valuable insights and launch new products. We recently launched a line extension of our Halo brand to offer vegan alternatives for our customers. In addition to our domestic capabilities, we have partnered with a leading Israeli research and development center, Cannasoul, to create a portfolio of indication-specific intellectual property focused on hemp-derived CBD formulations.

Our experienced management and board members have an established track record across the retail, consumer packaged goods, pet health and wellness industries, and they share a common vision to build the premier provider of health and wellness pet products.

On February 2, 2019 and February 28, 2019, respectively, Better Choice Company entered into definitive agreements to acquire through stock exchange agreements, approximately 93% of the outstanding interest of TruPet LLC and all of the outstanding shares of Bona Vida, Inc., an emerging hemp-based CBD platform focused on developing a portfolio of brand and product verticals within the animal health and wellness space. On May 6, 2019, Better Choice Company consummated the stock exchange transactions whereby TruPet LLC and Bona Vida, Inc. became wholly owned subsidiaries of Better Choice Company. For accounting and financial reporting purposes, the transaction was treated as a reverse acquisition whereby TruPet is considered the acquiror of Better Choice Company and Bona Vida, Inc. Thus, the historical financial information of the registrant is that of TruPet even though the legal registrant remains Better Choice Company.

TruPet was founded in 2013 and has a track record of growing its sales and customer base since that time. TruPet has contributed to and has benefited from the positive trend toward feeding pets a healthy, natural diet.  We pride ourselves on our customer service and ability to communicate and educate our customers.  During 2017 and 2018, we increased marketing investments to acquire new customers while also maintaining our relationship with our existing customers.  During 2017, we launched the TLC, a loyalty program that provides our customers with unique benefits including discounted prices, subscription shipments of replenishable products, free or reduced shipping, and other benefits not available to non-TLC customers.  The program has expanded and now has two tiers of loyalty club members. Tier 1 awards customers with six points per dollar spent and Tier 2 awards customers with twelve points per dollar spent and provides opportunities to earn points at a higher rate As of December 31, 2019, the number of loyalty members has grown to approximately 32,000 club members since its inception, of which approximately 23,000 are active members. Approximately 78% of DTC sales during the fiscal year ended December 31, 2019 and approximately 71% of DTC sales during the fiscal year ended December 31, 2018 were from returning customers including TLC club members.

On December 19, 2019, we acquired 100% of the issued and outstanding capital stock of Halo, an ultra-premium, natural pet food brand, in exchange for a combination of cash consideration, shares of our common stock, and convertible subordinated notes and accompanying stock purchase warrants. Unless otherwise stated or the context otherwise requires, from December 19, 2019 onward, our results of operations reflect our business information and the business information of Halo as a combined business. See “Note 2 – Acquisitions” to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.

Halo was founded in 1986 and is a leading provider of naturally formulated, premium pet care products, including food, treats, supplements and grooming aids. Halo’s premium, natural products consist of a diversified dog and cat portfolio, derived from real whole meat and no rendered meat meal and non-GMO fruits and vegetables, unlike many other kibble and canned products currently in the marketplace. By not including meat meals or other animal byproducts in its formulations, Halo is able to provide pets and pet parents with a more nutritious and digestible suite of food and treats relative to its competition. Halo partners with a number of co-manufacturing partners to produce its products.

Halo sells its products in the United States and Canada, as well as in international markets such as Japan, South Korea, China, Taiwan, Australia and the Philippines. In order to reach the consumer, Halo partners with online and brick and mortar retailers, such as Amazon, Chewy, Petco and PetSmart, and maintains strong relationships with a number of domestic and international distribution partners.

Our marketing strategy is designed to educate consumers about the benefits of our portfolio and build awareness of our products. We deploy a broad set of marketing tools across media, mail and public relations to reach consumers through multiple touch points. Our marketing initiatives include the use of social marketing, social influence marketing, direct response marketing, inbound marketing, email marketing, Search Engine Optimization, Search Engine Marketing, radio, paid media (Facebook, Instagram & YouTube), affiliate marketing, and content marketing, among other proven strategies to generate and convert sales prospects into loyal, satisfied customers. In addition to directly targeting and educating consumers of our products, we partner with a number of online retailers such as Amazon, Chewy, PetSmart and Petco to develop joint sales and marketing initiatives to increase sales and acquire new customers.

During 2018, we experienced two separate recalls of our products as a result of the detection of salmonella.  Since that time, we and our third-party manufacturing partners have increased testing of each product batch to avoid any additional recalls.  While we do not believe we lost customers because of the recalls, we did incur additional shipping and customer service expenses to alleviate and avoid additional backlogs in product shipments caused by the recalls.  We allowed products to be shipped from the manufacturing plants to the warehouse using truckloads not at full capacity, or LTL, which is more expensive than limiting our shipments to full-capacity truckloads.  We separated customer orders into several shipments, rather than waiting to fulfill entire orders as certain products were backlogged due to the recall. To address the additional strain on our customer service function, we expanded the number and hours of our customer service representatives to help guide our customers through the recall process, resulting in an increase to our customer service costs. This recall affected our results of operations in 2018 as compared to 2019.

The impact that COVID-19 will have on our consolidated results of operations is uncertain. As of mid-April 2020, we have not seen a material drop in sales. We will continue to evaluate the nature and extent of COVID-19’s impact to our business, consolidated results of operations, financial condition, and liquidity, and our results presented herein are not necessarily indicative of the results to be expected for future periods in 2020 or the full fiscal year. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sourcing, manufacture and distribution of its products or to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Fiscal Year End

On May 21, 2019, the Company’s board of directors approved a change in fiscal year from August 31 to December 31 to align with the TruPet fiscal year end.  The fiscal year change for the Company became effective with our 2019 fiscal year, which begins January 1, 2019 and ends December 31, 2019. Following its acquisition by the Company, Halo has adopted the same fiscal year end.

Components of Our Results of Operations

Net Sales

We sell pet food and related items, including private branded freeze dried and dehydrated raw foods, supplements, dental care products for dogs, and treats and accessories for dogs, cats, and pet parents. We sell our products through pet specialty retailers, online retailers, our online portal directly to our consumers and through retail partners in Asia. We have a deep portfolio of premium animal health and wellness products for dogs and cats sold under the Halo, TruDog, TruGold, Rawgo! and Orapup brand names across multiple forms and classes, including foods, treats, toppers, dental products, chews, tinctures, grooming products and supplements.

DTC net sales include revenue derived from the sale of our products and related shipping fees offset by promotional discounts, refunds and loyalty points earned. We offer a variety of promotions and incentives to our customers including daily discounts, multi-bag purchase discounts and coupon codes for initial purchases. Historically, our net sales have been driven by our distribution of our products through our DTC channel. However, with the acquisition of Halo, sales through the Retail channel have become the bulk of our net sales, gross profit, and company growth.

Key factors that affect our future sales growth include: our continued expansion in Retail and other specialty channels, international expansion and our new product introduction. We recognize revenue to depict the transfer of promised goods to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company has two categories of revenue channels: Retail, which includes the sale of product to e-commerce retailers, pet specialty chains, grocery, mass and distributors, and DTC, which is focused on driving consumers to directly purchase product through our online web platform.

A significant portion of the Company’s revenue is derived from the DTC channel which represents 89% of consolidated revenue; the Retail channel represents 11% of consolidated revenue for the year ended December 31, 2019. The revenue channel percentage will change in 2020 with the acquisition of Halo, as the Halo business is predominantly driven by the Retail channel. The majority of these sales transactions are single performance obligations that are recorded when control is transferred to the customer. DTC revenue is recognized at the time the order is shipped to the DTC customers. For the majority of Retail customers we recognize revenue when the product is shipped from our distribution centers, when control transfers. For the remaining customers, we defer revenue based on average shipping times to those customers. We record a revenue reserve based on past return rates to account for customer returns.

For the Company’s DTC loyalty program, a portion of revenue is deferred at the time of the sale as points are earned based on the relative stand-alone selling price, and not recognized until the redemption of the loyalty points.  The Company has applied a redemption rate based on historical experience.

Cost of Goods Sold and Gross Profit

Our products are manufactured to our specifications by contracted manufacturing plants using raw materials sourced by our contracted manufacturers. We design our packaging in-house for manufacture by third parties, and packaging is shipped directly to contracted manufacturing plants. We work with our co-manufacturers to secure a supply of raw materials that meet our specifications, such as USA farm-raised beef, GAP 2 certified cage-free whole chicken and associated broths, GAP 2 certified cage-free whole turkey and associated broths, MSC certified wild-caught salmon and MSC certified wild-caught whitefish and associated broths, and select non-GMO fruits and vegetables, such as peas, sweet potatoes and lentils. In addition to procuring raw materials that meet our formulation requirements, our contract manufacturers manufacture, test and package our products. In addition, we intend to directly source the hemp derived CBD oils used in our products from select suppliers to ensure product quality and traceability of the ingredient. CBD oils are shipped to our warehouse and forwarded to our contracted manufacturing partners as needed for production.

Cost of goods sold consists primarily of the cost of product obtained from third-party contract manufacturing plants, packaging materials, CBD oils directly sourced by the Company, inventory freight for shipping product from third-party contract manufacturing plants to the Company’s warehouse and third party fulfillment and royalties. We review inventory on hand periodically to identify damages, slow moving inventory, and/or aged inventory. Based on the analysis, we record inventories at the lower of cost or net realizable value, with any reduction in value expensed as cost of goods sold.

We calculate gross profit as net sales, including any shipping revenue collected from our customers, less cost of goods sold. Our gross profit has been and will continue to be affected by a variety of factors, primarily product sales mix including the addition of Halo branded products, volumes sold, discounts offered to Retail customers and our TLC club members, discounts offered to newly acquired and recurring customers, the cost of our manufactured products, and the cost of freight from the manufacturer to our warehouse. Changes in cost of goods sold and gross profit may be driven by the volume and price of our sales, including the extent of discounts offered, variations in the cost of raw materials and the price we pay for our manufactured products and variations in our freight costs. See “Risk Factors—Risks Related to Our Business and Industry—The COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition.”

Operating Expenses

General and administrative expenses include management and office personnel compensation and bonuses, share-based compensation, corporate level information technology related costs, rent, travel, professional service fees, costs related to merchant credit card fees, insurance, product development costs, shipping DTC orders to customers and general corporate expenses.

Sales and marketing expenses include costs related to compensation for sales personnel, other costs related to the selling platform, as well as marketing, including paid media and content creation expenses. Marketing expenses consist primarily of Facebook and other media ads, and other advertising and marketing costs, all geared towards acquiring new customers and building brand awareness.

Customer service and warehousing costs include the cost of our customer service department, including our in-house call center, and costs associated with warehouse operations, including but not limited to payroll, rent, and warehouse management systems.

Impairment of intangible assets relates to the Elvis Presley Houndog license agreement which was terminated on January 13, 2020.

Interest Expense

Historically, interest expense resulted from debt incurred under a line of credit agreement entered into in May 2019 and settled in December 2019, and under payments received from a related party, a cash advance, and corporate credit cards, in place prior to the May Acquisitions.

On November 4, 2019 and December 19, 2019, we issued $2.8 million and $15.0 million, respectively, in aggregate principal amount of subordinated convertible notes. These notes accrue interest payable in kind until maturity or conversion to equity.

On December 19, 2019, the Company entered into a loan facilities agreement with a private debt lender (the “Facilities Agreement”) that provided for (i) a short term loan facility of $20.5 million and (ii) a revolving line of credit not to exceed $7.5 million. The Company borrowed $20.5 million on the short term loan and $5.0 million on the revolving line of credit on December 19, 2019. The principal remains outstanding as of December 31, 2019. The short term loan and revolving line of credit are scheduled to mature on December 19, 2020 or such earlier date on which a demand is made by the agent or any lender. See “Note 10- Line of credit, short term loan and notes payable” to the audited consolidated financial statements included in this Annual Report on Form 10-K for more information.

Income Taxes

Our income tax provision consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for any allowable credits, deductions and uncertain tax positions as the arise.

During the fiscal years ended December 31, 2019 and December 31, 2018, we did not record income tax expense. TruPet was a limited liability company until the May Acquisitions.

Subsequent to the consummation of the May Acquisitions, the Company, as a corporation, is required to provide for income taxes. See “Note 18 – Income taxes” to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.

Results of Operations

For the Years Ended December 31, 2019 and 2018
	2019	2018	Change	%
$ in thousands
Net sales	$15,577	$14,785	$792	5%
Cost of goods sold	9,717	7,489	2,228	30%
Gross profit	5,860	7,296	(1,436)	-20%
Operating expenses:
General and administrative	19,782	6,055	13,727	227%
Share-based compensation	10,280	431	9,849	*
Sales and marketing	10,138	4,981	5,157	104%
Customer service and warehousing	1,097	987	110	11%
Impairment of intangible asset	889	-	889	100%
Total operating expenses	42,186	12,454	29,732	239%
Loss from operations	$(36,326)	$(5,158)	$(31,168)	587%
* Not meaningful

Net Sales

Net sales increased $0.8 million, or 5%, to $15.6 million for the fiscal year ended December 31, 2019 compared to $14.8 million for the fiscal year ended December 31, 2018. Net sales include $0.7 million from Halo for the period December 20, 2019 to December 31, 2019, following the closing of the Halo Acquisition.

DTC net sales increased $0.1 million in the fiscal year ended December 31, 2019 as compared to the fiscal year ended December 31, 2018. Our TruDog brand shifted away from dental products during the first half of 2019 towards consumable food and pet food topper sales. Dental products were effective for initial customer acquisition but repeat and retention rates were relatively low. Food and topper products are not as effective in initial customer conversion as dental products, but yield a better lifetime value as repeat and retention rates are higher.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased $2.2 million, or 30%, to $9.7 million for the fiscal year ended December 31, 2019 compared to $7.5 million for the fiscal year ended December 31, 2018. As a percentage of revenue, cost of goods sold increased to 62% during the fiscal year ended December 31, 2019 compared to 51% during the fiscal year ended December 31, 2018. Cost of goods sold includes $0.6 million of Halo product sold for the period December 20, 2019 to December 31, 2019, following the closing of the Halo Acquisition.

The increase in cost of goods sold was primarily due to a mix shift to food and pet food topper products, which have higher costs than dental products. We also recognized $0.6 million in royalty expense and impairment charges in the fiscal year ended December 31, 2019 related to our licensing contract for the Houndog brand, which we no longer plan to use on a go forward basis. Higher inventory reserves for slow moving and discontinued items in the fiscal year ended December 31, 2019 increased cost of goods sold by $0.4 million versus the fiscal year ended on December 31, 2018.

During the fiscal year ended December 31, 2019, gross profit decreased $1.4 million, or 20%, to $5.9 million compared to $7.3 million during the fiscal year ended December 31, 2018. Gross profit margin decreased to 38% from 49% for the fiscal year ended December 31, 2019 compared to the fiscal year ended December 31, 2018. Gross profit includes $0.1 million from Halo for the period December 20, 2019 to December 31, 2019, following the closing of the Halo Acquisition.

Operating Expenses

During the fiscal year ended December 31, 2019, general and administrative expenses increased approximately $13.7 million, or 227% to $19.8 million compared to $6.1 million in the fiscal year ended December 31, 2018. Operating expenses include expenses of $0.3 million incurred by Halo on or after December 20, 2019, following the closing of the Halo Acquisition.

The increase in general and administrative expenses resulted from the incurrence of professional fees ($8.6 million) post the May Acquisitions as we began building the infrastructure to support our status as a public company, the expansion of our corporate staff ($2.8 million), and sales tax accruals of ($1.2 million) that include amounts related to current and prior year periods.  Other general and administrative expense increased $1.1 million.

During the fiscal year ended December 31, 2019, share-based compensation increased $9.9 million, to $10.3 million, as compared to share-based compensation of $0.4 million during the fiscal year ended December 31, 2018. The increase in equity-based compensation was driven by awards issued as part of the 2019 Incentive Award Plan.

During the fiscal year ended December 31, 2019, sales and marketing expenses, including paid media, increased approximately $5.2 million, or 104%, to $10.1 million from $5.0 million during the fiscal year ended December 31, 2018. Marketing expenses include $0.2 million incurred by Halo on or after December 20, 2019, following the closing of the Halo Acquisition.

TruPet traditionally invested in Facebook advertisement to drive traffic to its website. During the fiscal year ended December 31, 2019, we increased spending with Facebook ($1.4 million) and Google ($0.4 million) compared to the prior year period. In August 2019, we tested radio advertisement ($0.6 million) for our CBD infused pet treats to drive incremental demand for the products. We paused the radio advertising at the end of September 2019, as we did not see the expected pickup in CBD sales. In addition, we began to invest in other media channels to build brand awareness increasing our investment by $2.4 million across all other channels.

During the fiscal year ended December 31, 2019, we recognized an impairment loss of $0.9 million related to the Elvis Presley Houndog license agreement which was terminated on January 13, 2020. We did not record any impairment losses during the fiscal year ended December 31, 2018.

Interest Expense, Net

During the fiscal year ended December 31, 2019, interest expense decreased $0.2 million, or 23% to $0.7 million from $0.9 million for the fiscal year ended December 31, 2018. Interest expense relates primarily to existing and prior indebtedness under a note payable due to a related party, lines of credit, a short term loan and subordinated convertible notes. See “Note 10 - Line of credit, short term loan and notes payable” to our audited consolidated financial statements for more information regarding our indebtedness.

Income Taxes

No provision has been made for federal and state income taxes prior to the date of the May Acquisitions as the proportionate share of TruPet’s income or loss was included in the personal tax returns of its members as TruPet was a limited liability company. Subsequent to the acquisitions, the Company, as a corporation is required to provide for income taxes.

The effective tax rate subsequent to the acquisitions is 0%. The effective tax rate differs from the U.S. Federal statutory rate of 21% as our reported losses are offset by a valuation allowance due to uncertainty as to the realization of those losses.

Loss on Acquisitions

During the year ended December 31, 2019, the Company incurred losses of $147.4 million on the May Acquisitions which were accounted for as asset acquisitions. This amount represents the excess of the purchase price over the fair value of net assets acquired. See “Note 2 – Acquisitions” to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.

Liquidity and Capital Resources

Since our founding, we have financed our operations primarily through sales of member units while a limited liability company, sales of shares of our common stock and warrants since becoming a corporation, preferred stock and loans. On December 31, 2019, we had cash and cash equivalents of $2.5 million which represented a decrease of $1.4 million from December 31, 2018.

The Company is subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of its products, the successful protection of its proprietary technologies, ability to grow into new markets, and compliance with government regulations. In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China. Uncertainties regarding the economic impact of COVID-19 are likely to result in sustained market turmoil, which could also negatively impact our business, financial condition, and cash flows. See “Risk Factors—Risks Related to Our Business and Industry—The COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition.”

The Company has incurred losses over the last three years and has an accumulated deficit. We expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. The Company is implementing plans to achieve cost savings and other strategic objectives to address these conditions. We expect cost savings from consolidation of third-party manufacturers, optimizing shipping and warehousing as well as overhead cost reductions. The business is focused on growing the most profitable channels while reducing investments in areas that are expected to have long-term benefits.

If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.  If we are unable to raise the necessary funds when needed or achieve planned cost savings, or other strategic objectives are not achieved, we may not be able to continue our operations or we could be required to modify our operations that could slow future growth. The accompanying audited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and payments of liabilities in the ordinary course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern. See “Risk Factors—Risks Related to Our Business and Industry—Our recurring losses and significant accumulated deficit have raised substantial doubt regarding our ability to continue as a going concern.”

A summary of our cash flows is as follows:

	December 31,
$ in thousands	2019	2018
Cash flows (used in) provided by:

Operating activities	$(20,969)	$(6,903)
Investing activities	(20,207)	(31)
Financing activities	39,764	10,723
Net (decrease) increase in cash and cash equivalents	$(1,412)	$3,789

Cash flows from Operating Activities

Cash used in operating activities consisted of net loss adjusted for non-cash items, including the loss on acquisitions, share-based compensation expense, change in fair value of warrant derivative liability, depreciation and amortization, changes in working capital and other activities.

Cash used in operating activities increased $14.1 million, or 204%, during the fiscal year ended December 31, 2019 compared to the fiscal year ended December 31, 2018. Cash used in operating activities was $21.0 million for the fiscal year ended December 31, 2019, which consisted of the net loss from operations of $184.5 million, offset by $147.0 million loss on acquisitions, $10.3 million in share-based compensation expense, $3.5 million for common stock and warrants issued to third parties for services, $0.9 million for the impairment of an intangible assets, $0.3 million for amortization of debt issuance costs and discounts, $0.2 million in depreciation and amortization, and $0.1 million in the change in fair value of warrant derivate liability, and a combined $1.1 million of net cash generated via changes in operating assets and current liabilities.

Cash flows from Investing Activities

Cash used in investing activities increased to $20.2 million during the fiscal year ended December 31, 2019 from less than $0.1 million during the fiscal year ended December 31, 2018. The increase is the result of (i) cash payment of $20.5 million for the Halo Acquisition, (ii) $0.4 million cash acquired in the May Acquisitions and Halo Acquisition and (iii) $0.1 million increase in cash spent for the acquisition of property and equipment compared to the fiscal year ended December 31, 2018.

Cash flows from Financing Activities

Cash flow from financing activities increased by $29.0 million, to $39.8 million, during the fiscal year ended December 31, 2019 from $10.7 million during the fiscal year ended December 31, 2018. The company raised funds on several occasions during fiscal year ended December 31, 2019. The cash flow from financing activities were (i) proceeds from short term loan of $20.5 million, (ii) net proceeds from shares issued pursuant to private placement of $15.8 million, (iii) proceeds from line of credit of $6.2 million, (iv) proceeds from revolving line of credit of $5.0 million, (v) net proceeds from the exercise of warrants of $4.0 million, (vi) proceeds from November 2019 notes of $2.8 million, and (vii) proceeds from an investor prepayment of $0.5 million. The proceeds were offset by (i) $6.2 million payment of line of credit, (ii) $4.6 million settlement of TruPet line of credit, (iii) $1.9 million payment of cash advance, (iv) payments of related party note of $1.6 million, and (v) $0.7 million of debt issuance costs. For details about the terms, covenants and restrictions contained in the Facilities Agreement and the subordinated convertible notes, see “Note 10 - Line of credit, short term loan and notes payable” to our audited consolidated financial statements included in this Annual Report on Form 10-K.

Indebtedness

TruPet line of credit, due to related parties and revolving line of credit

In May 2017, TruPet along with the majority owners serving as co-borrowers entered into a line of credit providing for up to $2.0 million of borrowings secured by the personal assets of the two majority owners. Through various amendments, the maximum borrowings under the credit facility increased to $4.6 million as of December 31, 2018, with a maturity of May 2019. Borrowings bore interest at LIBOR plus 3% and were repaid on May 6, 2019. At December 31, 2018, outstanding borrowings were $4.6 million

The line of credit was secured by personal assets of the co-borrowers, as noted above. Covenants under the line of credit required TruPet to be within certain restrictions. As of December 31, 2018, TruPet was in compliance with its covenants.

 At December 31, 2018, due to related party consisted of a $1.6 million unsecured note payable to a director of TruPet bearing 26.6% interest with principal and interest due within 30 days after change of control, as described below.  On May 6, 2019, this loan was repaid. There was no accrued interest recorded at either December 31, 2018 or December 31, 2019

On May 6, 2019, Better Choice Company refinanced the $4.6 million credit facility and the $1.6 million note payable to a director with a $6.2 million revolving line of credit with a financial institution. The $6.2 million revolving line of credit was secured by restricted cash held in a money market account. In connection with the consummation of the Halo Acquisition, the Company terminated the $6.2 million revolving line of credit. Early termination of the revolving line of credit did not trigger any premiums or penalties, other than customary breakage costs.

Short term loan and line of credit

On the Halo Acquisition Date, the Company entered into the Facilities Agreement by and among the Company, as the borrower, the several lenders from time to time parties thereto (collectively, the “Lenders”) and a private debt lender, as agent (the “Agent”). The Facilities Agreement provides for (i) a term loan facility of $20.5 million and (ii) a revolving demand loan facility not to exceed $7.5 million.  The Company borrowed $20.5 million on the short term loan and $5.0 million on the line of credit on December 19, 2019. The principal remains outstanding as of December 31, 2019.

The short-term loan and line of credit were issued with customary affirmative and negative covenants relating to the incurrence of debt, liens, declaring and paying dividends, purchasing or redeeming our common stock, the making of restricted payments and asset sales and certain fundamental changes and events of default such as maintaining timely payments, filing tax and regulatory documents in a timely manner, continuing the existing business with control over existing assets, default on senior debt, and voluntary or involuntary bankruptcy or insolvency proceedings. The Facilities Agreement is secured by substantially all assets of the Company and the subsidiary guarantors, who include Halo, TruPet and Bona Vida.

As of December 31, 2019, the term loan outstanding was $20.5 million, net of debt issuance costs and discounts of $4.4 million, and the line of credit outstanding was $5.0 million, net of debt issuance costs of $0.2 million.  The debt issuance costs and discounts are amortized using the effective interest method.  The term loan and line of credit are scheduled to mature on December 19, 2020 or such earlier date on which a demand is made by the Agent or any Lender.

The Company used the proceeds of the short term loan to complete the Halo Acquisition and to pay transaction fees and expenses.  The Company intends to use the proceeds of the line of credit for working capital and general corporate purposes.

To induce the Agent to enter into the agreement, certain directors and shareholders of the Company (“Shareholder Guarantors”) agreed to enter into a Continuing Guaranty (the “Shareholder Guaranties”) in the amount of $20.0 million and guarantee the Company’s obligations under the agreement.  As consideration for the Shareholder Guaranties, the Company agreed to issue common stock purchase warrants to the Shareholder Guarantors in an amount equal to 0.325 warrants for each dollar of debt under the agreement guaranteed by such Shareholder Guarantors (the “Guarantor Warrants”). The Guarantor Warrants are exercisable any time from the date of issuance for up to 24 months from the date of the consummation of an IPO (as defined therein) at an exercise price $1.82 per share. The Guarantor Warrants have a fair value of $4.2 million on the date of issuance.

As of December 31, 2019, the Company was in compliance with its debt covenants.

Notes Payable

On November 4, 2019, the Company issued $2.8 million of subordinated convertible notes (the “November 2019 Notes”) which carry a 10% interest and mature on November 4, 2021.  The interest is payable in arrears on March 31, June 30, September 30 and December 31 of each year.  Interest is payable by increasing the aggregate principal amount of the November 2019 Notes.  The November 2019 Notes are exercisable any time from the date of issuance and carry a conversion price of the lower of (a) $4.00 per share or (b) the IPO Price.  The IPO Price is the price at which the Company’s stock will be sold at a future IPO.  The Company issued incremental warrants associated with the November 2019 Notes with a fair value of less than $0.1 million. The November 2019 Note was amended on January 6, 2020, see “Note 22-Subsequent events” to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information. As of December 31, 2019, the November 2019 Notes outstanding was $2.8 million, net of discounts of less than $0.1 million. The discounts are amortized over the life of the November 2019 Notes using the effective interest method.

On December 19, 2019, the Company issued $10.0 million and $5.0 million in senior subordinated convertible notes (the “Senior Seller Notes”) and junior subordinated convertible notes (the “Junior Seller Notes” and, together with the Senior Seller Notes, the “Seller Notes”) to the sellers of Halo.  The Seller Notes are exercisable any time from the date of issuance and carry a 10% interest rate and mature on June 30, 2023.  The interest is payable in arrears on March 31, June 30, September 30 and December 31 of each year.  Interest is payable by increasing the aggregate principal amount of the Seller Notes.  The Seller Notes carry a conversion price of the lower of (a) $4.00 per share or (b) the IPO Price.  As of December 31, 2019, the Senior Seller Notes outstanding was $9.2 million, net of discounts of $0.9 million, and the Junior Seller Notes outstanding were  $4.4 million, net discounts of $0.5 million.  The discounts are being amortized over the life of the Seller Notes using the effective interest method.

The fair values of the November 2019, Senior and Junior Seller Notes are based on observable inputs, including quoted market prices (Level 2).  The fair values of the November 2019, Senior and Junior Notes were approximately $2.8 million, $9.2 million and $4.4 million, respectively, as of December 31, 2019. The remaining borrowings outstanding have a carrying value that approximates fair value due to their short term nature.

Our subordinated convertible notes were all issued with customary affirmative and negative covenants relating to the incurrence of debt, prohibitions on liens and restricted payments and events of default such as failure to pay, default on senior debt, and voluntary or involuntary bankruptcy or insolvency proceedings. It is also an event of default if the Company’s common stock is suspended from trading or the failure of the common stock to be listed on the OTC markets, the pink sheets, NASDAQ, NYSE or other national securities exchange in the United States or Canada for a period of five (5) consecutive days or for more than ten (10) days in any 365-day period.

As of December 31, 2019, the Company was in compliance with all covenant requirements and there were no events of default. All notes payable are subordinated to the short term loan and line of credit.

Interest expense of approximately $0.7 million and $0.9 million was recorded in the consolidated statements of operations and comprehensive loss related to the line of credit, November 2019 and Seller Notes, and other indebtedness for the years ended December 31, 2019 and 2018, respectively.

Contractual Commitments and Obligations

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net sales, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See “Note 1 – Nature of business and summary of significant accounting policies” to our audited consolidated financial statements included in this Annual Report on Form 10-K for a description of our significant accounting policies as well as a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this 10-K Report.

Share-Based Compensation

We recognize compensation expense for all share–based payments in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”. We use the fair value method of accounting for awards granted to employees, directors, officers and consultants. Share-based compensation expense is measured based on the estimated fair value of the awards on the grant date. We recognize compensation expense over the vesting period using the straight-line basis. Share-based compensation awards are subject only to service based vesting conditions. Forfeitures are accounted for as they occur.

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are inputs into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option and the expected dividend yield which is based on the historical dividends issued by the Company. Expected volatility is calculated based on the analysis of other public companies within the pet wellness, internet commerce (e-commerce), and hemp derived CBD sectors. Risk–free interest rates are calculated based on risk–free rates for the appropriate term. The expected life is calculated as (i) the mid-point between the average vested date and the contractual expiration of the option for executives and directors and (ii) three years from the average vesting date for all others due to limited exercise history. Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment.

Accounting for Warrants

Warrants that are classified as liabilities due to the terms of the warrant obligation are measured at fair value on a recurring basis at the end of each reporting period. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We apply the framework for measuring fair value which requires a fair value hierarchy to be applied to all fair value measurements.  The fair value of our warrant liability, presented as “Warrant derivative liability” in the consolidated statements of operations, is estimated using a Monte Carlo valuation model. The assumptions used in the model included the simulation of future stock prices based on future financing events, likelihood of mandatory exercise of the warrants, and timing and likelihood of fundamental transactions, such as a change in control. The warrants include a reset function which is triggered if the Company issues or sells shares of common stock or common stock equivalents at a price per share that is less than the exercise price of the warrants. Subsequent to the issuance of the warrants, additional common stock equivalents were awarded, triggering the reset clause under the terms of the warrants. Accordingly, the fair value analysis performed during the period ended December 31, 2019 included the impact of the trigger. As a result, we recorded an adjustment to the derivative liability to reflect its fair value as of December 31, 2019.

Warrants that are classified as equity are measured at fair value on a non-recurring basis. The fair value of the Guarantor Warrants was estimated on the date of issuance using the Black-Scholes valuation methodology. The fair value of the Seller Warrants was estimated on the date of issuance using the Monte Carlo valuation model. Both valuation methodologies use the inputs discussed above, including expected stock volatility, the risk–free interest rate, the expected life of the option and the expected dividend yield. The expected life for both the Guarantor Warrants and Seller Warrants was estimated to be 24 months after a projected IPO event.

The valuation of the warrants is subject to uncertainty as a result of the unobservable inputs.  If the volatility rate or risk-free interest rate were to change, the value of the warrants would be impacted.

Accounting for Convertible Notes

Notes payable consist of the November 2019 Notes and the Seller Notes, subordinated convertible notes that are measured at fair value on a non-recurring basis.  These notes were valued on their respective issuance dates based on a risk-neutral Monte Carlo simulation-based approach. The stock price was simulated based on a Geometric Brownian Motion process, with a trend equal to the risk-free rate.  The fair value analysis included assumptions about the probability of the occurrence of future events such as a change of control and initial public offering. See “Note 10 - Line of credit, short term loan and notes payable” to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information regarding the subordinated convertible notes.

Revenue

Revenue is reported net of trade incentives and allowances. Amounts billed and due from our customers are classified as receivables and require payment on a short-term basis. The Company applies judgment in the determination of the amount of consideration the Company receives from its customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Revenue the Company recognizes varies with changes in trade incentives the Company offers to its customers and their consumers. Trade incentives consist primarily of customer pricing allowances and merchandising funds. Estimates of trade promotion expense and coupon redemption costs are based upon programs offered, timing of those offers, estimated redemption/usage rates from historical performance, management’s experience and current economic trends.

The Company offers a loyalty program called the TruDog Love Club (“TLC”). TLC is a membership club where members enjoy certain benefits including auto-shipments, free shipping, VIP access to TruDog’s Happiness Concierge and invitations to secret sales only for TLC members. TLC members also earn reward points with every TLC order, which can be used to purchase TruDog products. For the Company’s DTC loyalty program, a portion of revenue is deferred at the time of the sale as points are earned based on the relative stand-alone selling price, and not recognized until the redemption of the loyalty points.  The Company has applied a redemption rate based on historical experience.

Accounting for Business Combinations

We allocate the purchase price of an acquired entity to the assets and liabilities acquired based upon their estimated fair values at the business combination date. We also identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. We have historically relied in part upon the use of reports from third-party valuation specialists to assist in the estimation of fair values for intangible assets other than goodwill. The estimated fair values related to intangible assets primarily consist of customer relationships and trademarks which are determined primarily using discounted cash flow models. Estimates in the discounted cash flow models include, but are not limited to, certain assumptions that form the basis of the forecasted results (e.g. revenue growth rates, customer attrition rates, and royalty rates). These significant assumptions are forward looking and could be affected by future economic and market conditions. The carrying values of acquired receivables and trade accounts payable have historically approximated their fair values at the business combination date. With respect to other acquired assets and liabilities, we use all available information to make our best estimates of their fair values at the business combination date.

Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of the acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.

In May 2019, the Company completed a reverse acquisition, resulting in the combined operations of TruPet and Bona Vida. In December 2019, the Company acquired Halo. See “Note 2 - Acquisitions” to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.

Income Taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, Income Taxes (ASC 740), which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities and for loss and credit carryforwards using enacted tax rates anticipated to be in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized.

The Company was incorporated on May 6, 2019. Prior to this date, we operated as a flow through entity for state and United States federal tax purposes. We file a U.S. federal and state income tax return, including for our wholly-owned subsidiaries.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this report and are incorporated herein by reference. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, and as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Consistent with guidance issued by the SEC, the scope of management’s assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting of Halo, which we acquired on December 19, 2019 and which represented approximately 85% of our consolidated assets and 4% of our consolidated revenues as of and for the year ended December 31, 2019, respectively.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was not effective, due to the material weakness described below. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses, as of December 31, 2019:

1.
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

2.
The Company’s financial statement close process and disclosure controls and procedures, including the secondary review and approval of financial information generated to prepare the consolidated financial statements, and the lack of integration of the underlying IT systems used to consolidate the Company’s subsidiaries, are ineffective.  As a result, the Company has been unable to close its books or fulfill its SEC reporting requirements in a timely manner.

3.	The Company has ineffective controls for assessing its sales tax obligations, including timely payment and accrual recognition.

The Company intends to remediate these material weaknesses by (i) hiring additional resources to effectively allow for segregation of duties, formally documenting accounting policies, and ensuring compliance with accounting requirements, (ii) adopting the financial systems in place at Halo companywide to support a timely financial statement close, secondary reviews, and consolidation of the Company’s subsidiaries within an integrated financial solution, and (iii) fully implementing a sales tax solution that was purchased in 2019.

On December 19, 2019, we completed the acquisition of Halo as described in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K. Consistent with guidance issued by the SEC, the scope of management’s assessment of the effectiveness of our internal controls over financial reporting did not include the internal controls over financial reporting of Halo, which we acquired on December 19, 2019 and which represented approximately 85% of our consolidated assets and 4% of our consolidated revenues as of and for the year ended December 31, 2019, respectively.

Changes in Internal Control Over Financial Reporting

In an effort to address the Company’s internal accounting personnel deficiencies, we hired a Chief Financial Officer in June 2019 and a controller in September 2019. In November 2019, the Company integrated a sales tax solution into the direct to consumer platform to ensure accurate sales tax accruals. As part of our acquisition of Halo, the existing Halo finance team will support the process of bringing current outsourced processes in house. There were no other changes in internal control over financial reporting during the fiscal quarter ended December 31, 2019 that has materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm, as non-accelerated filers are exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of March 31, 2020, the names and positions of our executive officers and directors serving as of such date. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Position	Director Since
Werner von Pein	77	Chief Executive Officer	n/a
Andreas Schulmeyer	56	Chief Financial Officer	n/a
Anthony Santarsiero	36	President and Chief Operating Officer	n/a
Michael Young	40	Chairman of the Board of Directors	2019
Michael Close	59	Director	2020
Damian Dalla-Longa	35	Director	2019
Jeff D. Davis	58	Director	2019
Clinton Gee	55	Director	2020
Lori Taylor	50	Director	2019
John M. Word III	73	Director	2020

Werner von Pein. Mr. von Pein has served as our Chief Executive Officer since February 2020. Prior to that, Mr. von Pein was President and Chief Executive Officer of Halo, which became a subsidiary of the Company following its acquisition in December 2019. Prior to Halo, Mr. von Pein was the Chief Executive Officer of Three Dog Bakery, a U.S. based pet treats and toys/accessories business. In addition to his experience at Halo and Three Dog Bakery, Mr. von Pein also served as the Executive Vice President of Global Operations and New Ventures at Beefeaters, a manufacturer and seller of dog treats and wellness products. Beyond his significant experience in the pet industry, Mr. von Pein has held various leadership positions at a number of consumer branded businesses, most notably as the Chief Executive Officer of Lavazza-North America. Mr. von Pein also has significant foundational experience from his time at Rexall Sundown, Kraft and Procter and Gamble, where he worked on brands such as Nabisco Brands, Hebrew National, Gain, Cheer, Life Savers and Planters. Mr. von Pein holds an Master of Business Administration from Xavier University and a Bachelor of Science in Chemical Engineering from the University of Rochester.

Andreas Schulmeyer.  Mr. Schulmeyer was appointed as our Chief Financial Officer in June 2019.  Since July 2014, Mr. Schulmeyer has been the Founder and Principal of Faultline Solutions LLC, advising clients on cross border and grocery e-commerce matters for small and medium retailers. From December 2015 until February 2018, Mr. Schulmeyer served as Head of e-Commerce International for L Brands, Inc., the parent company of Victoria’s Secret, Bath & Body Works, Henri Bendel and La Senza where he was responsible for establishing and managing local e-commerce sites outside of North America.  From January 2011 until July 2014, Mr. Schulmeyer served as Chief Financial Officer for Wal-Mart Stores Inc.’s Global e-Commerce business and, from August 2008 to December 2010, as Chief Financial Officer for Walmart Asia.  Mr. Schulmeyer joined Walmart from PepsiCo, where he spent 12 years in the finance function. Mr. Schulmeyer holds a Bachelor of Science in Aerospace Engineering from the University of Illinois, a Master of Science in Aeronautics and Astronautics as well as a Master of Science in Management from the Massachusetts Institute of Technology.

Anthony Santarsiero. Mr. Santarsiero has served as our President and Chief Operating Officer since May 2019. Mr. Santarsiero is President of TruPet, LLC, where he has been responsible for overseeing the company’s financials and day-to-day operations since January 2014. Prior to his time at TruPet, LLC, Mr. Santarsiero founded RV Genie and RV Clear Price, online platforms designed to assist private parties, dealerships, manufacturers and suppliers navigate the RV industry and interact directly with consumers, where he served as President since January 2013. Mr. Santarsiero has also served as Sales and Marketing Manager at GSI Inc. from May 2013 to March 2014, International Sales Manager and Director of E-Commerce Platform at BriteLyt Inc. from May 2013 to March 2014, Sales Manager and Business Manager at Dimmitt Automotive Group from June 2012 to August 2013 and was founder and Chief Executive Officer of Terra Paws from January 2010 and May 2012. We believe Mr. Santarsiero’s qualifications to serve as President and Chief Operating Officer of our Company include his extensive experience in the animal health and wellness space and customer and retail industries.

Michael Young. Mr. Young has served as our Chairman since December 2019. Mr. Young is a founding partner of Cottingham Capital, an investment company focused on real estate and technology investment, where he has served as Managing Partner since its inception in January 2017. Prior to January 2017, Mr. Young served as the Managing Director and Co-Head of Trading of GMP Securities, L.P., a Canadian investment bank. Mr. Young currently serves on the boards of Aerues Inc., an anti-microbial copper coating technology company, and XIB I Capital Corp., a capital pool company, and was previously on the boards of Nuuvera Corp. and ICC Labs. Mr. Young holds a diploma in Finance from George Brown College. We believe Mr. Young’s qualifications to serve as a director of our Company include his extensive senior level executive management and trading experience in the Canadian and U.S. capital markets and his experience on other public company boards of directors.

Michael Close. Mr. Close has served as a director of the Company since January 2020. Mr. Close is the Chief Executive Officer of CHOICE Administrators where he is responsible for two health insurance programs: A multi-carrier private health insurance exchange, CaliforniaChoice, and the nation’s first ancillary benefits exchange, ChoiceBuilder. Mr. Close previously served as the Chief Operating Officer for The Word & Brown Companies where he oversaw information technology, marketing, and strategic business development. He worked closely with the business units to ensure strategic alignment between corporate short-term and long-term strategic goals. Mr. Close was previously President of Quotit Corp and HealthCompare, two national health insurance distribution platforms, before their acquisition by National General Holdings Corp. in early 2017. He was also President of CONEXIS, a leading benefits administration company, before its acquisition by WageWorks in 2014. Mr. Close joined The Word & Brown Companies in 2003. His professional background makes him uniquely suited to lead CHOICE Administrators. He has an impressive career spanning more than 35 years in employee benefits and health care. Prior to joining The Word & Brown Companies, he held senior executive positions with Health Net of California and American Specialty Health. Mr. Close earned his Bachelor of Arts in Marketing from Ohio State University. We believe Mr. Close’s qualifications to serve as a director of our Company include a strong background in strategic planning, operational effectiveness, sales, distribution and organizational development.

Damian M. Dalla-Longa. Mr. Dalla-Longa is a Partner at Albaron Partners, a private equity fund focused on acquiring and operating medical practices and other healthcare businesses, where he has served since August 2017. Prior to August 2017, Mr. Dalla-Longa served as a Sector Head at Magnetar Capital, a privately owned hedge fund sponsor, and an Investment Analyst at King Street Capital Management, a global investment management company. Previously, Mr. Dalla-Longa served as our Chief Executive Officer and served as the Chief Executive Officer of Bona Vida, Inc. from October 2018 until its acquisition by the Company. Mr. Dalla-Longa holds a Bachelor of Science in Economics from the University of Pennsylvania and a Master of Business Administration from the Wharton School at the University of Pennsylvania. We believe Mr. Dalla-Longa’s qualifications to serve as a director of our Company include his experience investing in, and operating, commodity-related and consumer-facing business and his institutional knowledge of the animal health and wellness space within the hemp-derived CBD industry.

Jeff D. Davis. Mr. Davis has served as a director of the Company since March 2019. Mr. Davis founded Molio Inc., a venture-backed, creative and media analytics agency, where he has served as Chief Executive Officer since February 2015. Prior to founding Molio Inc., Mr. Davis served as director and Chief Executive Officer of Orabrush Inc., a recognized Google e-commerce startup business focused on YouTube advertising for oral care products. Mr. Davis has also served in a variety of leadership positions at Procter & Gamble in 5 different countries over 20 years, where he spent time in numerous product sectors including consumer-packaged goods, pharmaceuticals and beauty. Mr. Davis holds a Bachelor of Science in Marketing and a Bachelor of Arts in German from the University of Utah. We believe Mr. Davis’s qualifications to serve as a director of our Company include skills and expertise in sales, marketing and general management, innovation and brand-building, strategic planning, digital DTC and e-commerce advertising, organizational effectiveness, global “big company” and entrepreneurial “startup” businesses, as well as a global network of business relationships.

Clinton Gee. Mr. Gee has served as a director of the Company since January 2020. Mr. Gee has been the Chief Financial Officer for all of The Word and Brown Companies (the Word & Brown General Agency, CHOICE Administrators, and California Rx Card Program) since June of 2006. In addition, Mr. Gee oversees Information Technology, Human Resources, Security & Compliance, Legal, Marketing, and Strategic Business Development. Mr. Gee also is a Certified Public Accountant and a Licensed Life and Health Agent in California. Before joining The Word and Brown Companies, he worked as Vice President of Finance and Vice President of Sales for Nationwide Insurance Companies; Vice President of Finance, Vice President of Operations, and Vice President and Controller at CalFarm Insurance Company; Vice President of Finance for Foundation Health Plans. In addition, he worked as an Audit Manager for KPMG where he managed audits of various manufacturing, retail and distribution customers. Mr. Gee holds a Bachelor of Science in Accounting and Computer Science from California State University, Chico. We believe Mr. Gee’s qualifications to serve as a director of our Company include his financial and operational acumen and his relationships with financial institutions.

Lori R. Taylor. Ms. Taylor founded TruPet, LLC, a direct to consumer dog food and supplement company, where she served as its Chief Executive Officer from August 2013 to April 2019. Ms. Taylor also founded RevMedia Marketing LLC, a full-service marketing consultation and product innovation firm, and has served as its Chief Executive Officer since April 2009. From February 1922 to March 2009, Ms. Taylor served as Senior Account Director at RR Donnelley, the largest direct marketer in the United States, during which time she managed direct marketing activity for Fortune 50 accounts, including Proctor and Gamble and was instrumental in the launch of national brands including Tide, Crest White Strips, Charmin, Puffs, and IAMS. Ms. Taylor’s accolades include being named a Forbes Top 50 Social Media Power Influencer in 2012 and a Forbes Top 20 Female Social Media Influencer in 2013. During her time at RR Donnelley, Ms. Taylor also won the Direct Marketing Association’s prestigious Gold, Silver, and Bronze Awards. Ms. Taylor holds a Bachelor of Arts in Marketing and a Bachelor of Science in Business Logistics from the University of Missouri. We believe Ms. Taylor’s qualifications to serve as a director of our Company include her marketing expertise, direct response acumen entrepreneurial experience. Ms. Taylor holds a Bachelor of Arts in Marketing and a Bachelor of Science in Business Logistics from the University of Missouri.

John M. Word III. Mr. Word has served as a director of the Company since January 2020. Mr. Word founded the Word & Brown General Agency in 1984 to market and distribute health plans through California’s huge brokerage community; by 1986, the company was recognized as the largest independent small group health distributor in the nation. That same year, the company launched the nation’s first COBRA administration operation, sensing that employers needed assistance and qualified support with federal COBRA laws. CaliforniaChoice®, a groundbreaking enterprise empowering small business employees to select from multiple health plans within one program, was launched in 1996. Mr. Word’s professional credentials include Chartered Life Underwriter (CLU), Registered Health Underwriter (RHU), and Registered Employee Benefits Consultant (REBC). He has served as President of the California Association of Health Underwriters (CAHU), President of the Orange County Association of Health Underwriters (OCAHU), and Chairman of the National Association of Health Underwriters (NAHU) Leading Producers Roundtable program. Mr. Word holds a Bachelor of Science in Marketing and Finance from William Jewell College in Liberty, MO. We believe Mr. Word’s qualifications to serve as a director of our Company include his background in running successful organizations, understanding of consumer needs and marketing to those needs. Mr. Word holds a Bachelor of Science in Marketing and Finance from William Jewel College in Liberty, MO.

Corporate Governance

There are no understandings between the director of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Code of Ethics

Our securities are not listed on a national securities exchange, and we are, therefore, not required and do not have a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Our management promotes honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Audit Committee and Audit Committee Financial Expert

We have a separately-standing audit committee, whose members are Messrs. Young, Gee and Davis, with Mr. Young serving as chairperson of this committee. Our Board has determined that each of Messrs. Young, Gee and Davis is independent under the applicable independence standards of Rule 10A-3 under the Exchange Act applicable to audit committee members.  In addition, our Board has determined that Clinton Gee, who was appointed to the Board in January 2020, qualifies as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION

The following is a discussion and analysis of the compensation arrangements for our named executive officers, or NEOs. We are currently considered a “smaller reporting company” for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are providing a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table as well as narrative disclosures regarding our executive compensation program. For 2019, our named executive officers were Damian Dalla-Longa our Chief Executive Officer, Andreas Schulmeyer our Chief Financial Officer, Anthony Santarsiero our President and Chief Operating Officer, Lori Taylor our former Co-Chief Executive Officer and David Lelong our former President, Chief Executive Officer and Chief Financial Officer.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our named executive officers for the fiscal years ended December 31, 2019 and 2018, as applicable.

Name and Principal Position	Year(1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total
Damian Dalla-Longa (3) Chief Executive Officer	2019	$192,857	$100,000	$600,000	$3,572,699	$0	$0	$4,465,556

Andreas Schulmeyer (4) Chief Financial Officer	2019	$105,769	$0	$0	$1,877,285	$0	$37,011	$2,020,065

Anthony Santarsiero (5) President and Chief Operating Officer	2019	$166,047	25,000	$0	$3,077,101	$0	$5,740	$3,273,888

Lori Taylor (6) Former Co-Chief Executive Officer	2019	$139,615	155,000	$0	$3,424,828	$0	$414,237	$4,133,680

David Lelong (7)	2019	$156,000	$0	$0	$0	$0	$29,982	$185,982
Former President, CEO and CFO	2018	$96,000	$0	$0	$154,983	$0	$0	$250,983

(1)
Messrs. Dalla-Longa and Santarsiero and Ms. Taylor each commenced employment with us in May 2019. Mr. Schulmeyer was appointed as our Chief Financial Officer in June 2019 and commenced employment with us in July 2019.

(2)
The value in this column reflects the aggregate grant date fair value of the stock option award and the incremental value due to the repricing on December 19, 2019 as computed in accordance with ASC Topic 718. Information regarding the valuation assumptions used in the calculations are included in “Note 15 – Stockholders’ deficit” to our audited consolidated financial statements included in this Annual Report on Form 10-K.

(3)
Mr. Dalla-Longa received (i) a signing bonus of $100,000 as per his employment contract with Better Choice, and (ii) an award of 100,000 shares in lieu of the change of control payment contained in his Bona Vida employment contract.

(4)	Mr. Schulmeyer received (i) $32,876 in compensation for work prior to joining the Company and (ii) $4,135 in matching 401(k) payments.
(5)	Mr. Santarsiero received (i) a signing bonus of $25,000 as per his employment contract and (ii) $5,740 in matching 401(k) payments.
(6)
Ms. Taylor ceased serving as our co-Chief Executive Officer on September 13, 2019 and her employment with us terminated as of November 12, 2019. She received (i) a sign on bonus of $155,000 as per her employment contract, (ii) $14,000 in car allowance payments, (iii) $300,000 of severance pay, (iv) $70,567 of insurance payments, and (v)$29,670 as a consultant to TruPet.

(7)
Mr. Lelong ceased serving as our Chief Executive Officer on March 14, 2019 and as our President and Chief Financial Officer on May 28, 2019. Salary includes $124,000 in accrued compensation. Mr. Lelong received $5,982 in interest on accrued salary payments and $24,000 as a contractor.

Employment Agreements

NEOs other than David Lelong

We entered into employment agreements with Mr. Dalla-Longa, Ms. Taylor and Mr. Santarsiero effective as of May 6, 2019 and an employment agreement with Mr. Schulmeyer effective as of July 29, 2019 (each such employment agreements, an “NEO Employment Agreement”). Each NEO Employment Agreement has an initial two-year term commencing on the applicable effective date and, unless earlier terminated by us or the executive, automatically renews for successive two-year terms. Pursuant to each NEO Employment Agreement, the executive’s base salary is subject to review each year at the sole discretion of the compensation committee. Each executive is also eligible to earn an annual cash performance bonus as determined by the board, but in an amount no less than 25% of such executive’s base salary, prorated for any partial year of service.

Pursuant to the NEO Employment Agreement, in the event the executive is terminated by the Company without “cause” or resigns for “good reason” (each, as defined in the NEO Employment Agreement), the executive will be eligible to receive: (i) any accrued but unpaid base salary for services rendered to the date of termination and any accrued but unpaid expenses required to be reimbursed under such employment agreement, (ii) severance equal to 12 months of executive’s base salary paid in the form of continuing installments on the Company’s ordinary payroll schedule; (iii) a lump sum payment equal to the executive’s target bonus for the year of termination, prorated to the date of such termination; (iv) three months from the date of termination to exercise all vested stock options held by the executive as of the date of termination (but in no event beyond the original expiration date); (v) for all executives other than Mr. Schulmeyer, accelerated vesting of all equity awards and for Mr. Schulmeyer, continued vesting of the equity awards during the 12 month period following the date of termination; and (vi) fringe benefits and perquisites consistent with the practices of the Company up to 12 months following the termination date. In the event the executive is terminated due to death or disability, he or she (or executive’s legally appointed guardian) will be eligible to receive: (i) any accrued but unpaid base salary for services rendered to the date of termination and any accrued but unpaid expenses required to be reimbursed under such employment agreement; (ii) a lump sum payment equal to executive’s target bonus for the year of termination, prorated to the date of such termination; and (iii) 12 months from the date of termination to exercise all vested stock options held by the executive as of the date of termination (but in no event beyond the original expiration date).  The receipt of the foregoing described severance payment and benefits is subject to the executive’s continued compliance with all of his obligations to the Company, including under the executive’s confidential information and non-compete agreements with the Company, and the executive’s execution and delivery of a release of claims against the Company.

The NEO Employment Agreements also contain standard confidentiality, non-competition and non-solicitation covenants.

For purposes of the NEO Employment Agreement:

•
“cause” means (i) executive is convicted of, or pleads guilty or nolo contendere to, a felony related to our business; (ii) executive, in carrying out his duties hereunder, has acted with gross negligence or intentional misconduct resulting, in any case, in material harm to us; (iii) executive misappropriates Company funds or otherwise defrauds us including a material amount of money or property; (iv) executive breaches his fiduciary duty to the Company resulting in material profit to him, directly or indirectly; (v) executive materially breaches any agreement with the Company and fails to cure such breach within 10 days of receipt of notice, unless the act is incapable of being cured; (vi) executive breaches any non-compete or confidential information provision of the NEO Employment Agreement; (vii) executive becomes subject to a preliminary or permanent injunction issued by a United States District Court enjoining executive from violating any securities law administered or regulated by the SEC; (viii) executive becomes subject to a cease and desist order or other order issued by the SEC after an opportunity for a hearing; (ix) executive refuses to carry out a resolution adopted by the board of directors at a meeting in which executive was offered a reasonable opportunity to argue that the resolution should not be adopted; or (x) executive abuses alcohol or drugs in a manner that interferes with the successful performance of executive’s duties;

•
“good reason” means any one or more of the following: (i) a material diminution in executive’s authority, duties or responsibilities due to no fault of executive other than temporarily while executive is physically or mentally incapacitated or as required by applicable law; (ii) we require executive to change his principal business office to a location that is greater than 20 miles from executive’s current office, (iii) a change in the executive’s overall compensation or bonus structure such that the executive’s overall compensation is materially diminished;  or (iv) any other action or inaction that constitutes a material breach by us under the NEO Employment Agreement.

David Lelong

On February 2, 2019, the Company and Mr. Lelong entered into a six month employment agreement (the “Lelong Employment Agreement”). Under the terms of the Lelong Employment Agreement, Mr. Lelong received a salary of $8,000 per month for his services. Additionally, beginning on the effective date of the Lelong Employment Agreement and every 30 days thereafter, the Company paid Mr. Lelong the lesser of (i) $19,333, or (ii) the remaining balance of accrued salary owed to Mr. Lelong. Interest on any accrued salary amount remaining owed to Mr. Lelong accrued monthly at a rate of 18% per annum. As of December 31, 2018, we owed Mr. Lelong $124,000 in accrued salary. Such amount has since been paid to Mr. Lelong in installments with the last payment being remitted to Mr. Lelong on August 9, 2019. Mr. Lelong resigned from his position as CEO on March 4, 2019 and President and CFO on May 28, 2019.

The Lelong Employment Agreement provided for severance benefits for certain terminations that arise prior to and following a change of control of the Company (as such term is defined in the Lelong Employment Agreement). Upon a termination without cause, resignation for good reason, (as such terms are defined in the Lelong Employment Agreement), subject to his execution and non-revocation of a general release of claims, Mr. Lelong would have been entitled to (i) a payment equal to 12 months of his base salary (or 18 months if the termination occurs following a change of control) (ii) acceleration of the vesting of all outstanding equity awards granted pursuant to the Company’s equity incentive plan, and (iii) continued benefits, including health insurance for Mr. Lelong and his spouse for a period of six months (or 18 months if the termination occurs following a change of control) following the termination date. Additionally, in the event of a change of control, Mr. Lelong would have been entitled to receive 100% of his target bonus, if any, for such fiscal year.

For purposes of the Lelong Employment Agreement:

•
“cause” means (i) executive is convicted of, or pleads guilty or nolo contendere to, a felony related to our business; (ii) executive, in carrying out his duties hereunder, has acted with gross negligence or intentional misconduct resulting, in any case, in material harm to us; (iii) executive misappropriates Company funds or otherwise defrauds us including a material amount of money or property; (iv) executive breaches his fiduciary duty to the Company resulting in material profit to him, directly or indirectly; (v) executive materially breaches any agreement with the Company and fails to cure such breach within 10 days of receipt of notice, unless the act is incapable of being cured; (vi) executive breaches any non-compete or confidential information provision of the Lelong Employment Agreement; (vii) executive becomes subject to a preliminary or permanent injunction issued by a United States District Court enjoining executive from violating any securities law administered or regulated by the SEC; (viii) executive becomes subject to a cease and desist order or other order issued by the SEC after an opportunity for a hearing; (ix) executive refuses to carry out a resolution adopted by the board of directors at a meeting in which executive was offered a reasonable opportunity to argue that the resolution should not be adopted; or (x) executive abuses alcohol or drugs in a manner that interferes with the successful performance of his duties;

•	“change of control” has the same meaning given to such term in Treasury Regulation Section 1.409A-3(i)(5); and

•
“good reason” means any one or more of the following: (i) a material diminution in executive’s authority, duties or responsibilities due to no fault of executive other than temporarily while executive is physically or mentally incapacitated or as required by applicable law; (ii) we require executive to change his principal business office to a location other than the New York, New York metropolitan area, or (iii) any other action or inaction that constitutes a material breach by us under the Lelong Employment Agreement.

Mr. Lelong was not entitled to any severance benefits in connection with his resignation in 2019.

Resignation Agreement of Ms. Taylor

Ms. Taylor resigned as Co-Chief Executive Officer of the Company effective as of September 13, 2019 and her employment with us terminated as of November 12, 2019. Upon her resignation, the Company also entered into a separation agreement (the “Separation Agreement”) with Ms. Taylor.  Following her resignation, Ms. Taylor continued to serve as a member of the board of directors of the Company.

Pursuant to the Separation Agreement, Ms. Taylor received the following benefits, subject to her execution of a general release of claims and her continued compliance with the restrictive covenants set forth in her NEO Employment Agreement, (i) continued payment of her base salary during the 12 month period following her termination of employment, (ii) continued payment of healthcare benefits during the 24 month period following her termination of employment and (iii) full acceleration of her outstanding stock options and such stock options will not expire until May 2, 2029.

Executive Compensation Components

2019 Salaries

The named executive officers receive a base salary to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. For 2019, our board of directors established an annual base salary for each of our NEOs as follows:

Named Executive Officer	Annual Base Salary
Damian Dalla-Longa	$300,000
Andreas Schulmeyer	$250,000
Anthony Santarsiero	$250,000
Lori Taylor	$300,000
David Lelong	$64,000

2019 Bonuses

Mr. Dalla-Longa, Ms. Taylor and Mr. Santarsiero each received a signing bonus of $100,000, $155,000 and $25,000, respectively, payable in a cash lump sum upon the execution of their respective NEO Employment Agreement. No annual bonuses were paid to any named executive officers for the fiscal year ended December 31, 2019.

Equity Compensation

The goals of our long-term, equity-based incentive awards are to align the interests of our named executive officers and other employees, nonemployee directors and consultants with the interests of our stockholders. Because vesting is based on continued employment, our equity-based incentives also encourage the retention of our named executive officers through the vesting period of the awards.

Prior to the completion of the May Acquisitions, execution of employment agreements and granting of awards under the 2019 Equity Incentive Plan (the “2019 Plan”), we engaged Willis Towers Watson (“WTW”) to evaluate executive compensation packages for all of our senior employees. This included an evaluation of salary and equity award levels, among other items. The analysis completed by WTW was performed to benchmark our company alongside public-market industry peers in order to design an appropriate market-standard compensation plan for our use.

To reward and retain our named executive officers in a manner that best aligns employees’ interests with stockholders’ interests, we use stock options as the primary incentive vehicles for long-term compensation. We believe that stock options are an effective tool for meeting our compensation goal of increasing long-term stockholder value by tying the value of the stock options to our future performance. The exercise price of each stock option grant is the fair market value of our common stock on the grant date, as determined by our board of directors from time to time.

On December 31, 2018, Mr. Lelong received an equity award in the form of 19,231 stock options that vest in quarterly installments over a one-year period beginning on January 1, 2019, subject to Mr. Lelong’s continuous service with the Company through the vesting date(s). These stock options fully vested as part of the May Acquisitions.

On May 2, 2019, Mr. Dalla-Longa, Ms. Taylor and Mr. Santarsiero were granted 1,200,000, 1,150,000 and 1,000,000 stock options, respectively. Mr. Santarsiero was granted an additional 100,000 options on December 19, 2019. Mr. Schulmeyer was granted 500,000 options on June 29, 2019, 100,000 options of August 30, 2019, 250,000 options on December 11, 2019 and 20,371 options on December 31, 2019. In each case, the stock options vest and become exercisable monthly over 2 years in equal installments of 1/24 each month, subject to the executive’s continuous service with the Company through the vesting date(s). The stock options will be accelerated upon a termination without cause or for good reason within two years following a change in control (as defined under our 2019 Incentive Award Plan).

On May 6, 2019 Mr. Dalla-Longa waived the change of control payment provided for in his employment agreement with Bona Vida of $500,000 and received a grant of 100,000 shares of Better Choice Common Stock instead.

Other Elements of Compensation

Retirement Plans. We currently maintain a 401(k) retirement savings plan that allows eligible employees to contribute a portion of their compensation, within limits prescribed by the Internal Revenue Code, on a pre-tax basis through contributions to the plan. Our named executive officers are eligible to participate in the 401(k) plan. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our named executive officers in accordance with our compensation policies. The Company provides an employer matching contribution of 100% up to 3% of compensation and 50% matching of contributions above that level to a maximum of 5% of compensation under our 401(k) plan.

Employee Benefits and Perquisites. All of our full-time employees, including our named executive officers, are eligible to participate in our employee benefit plans and programs, including medical, dental, and vision benefits, health spending accounts, and long-term disability and life insurance, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans. During the term of Ms. Taylor’s NEO Employment Agreement, we paid Ms. Taylor a monthly car allowance of $2,000 per month.

Termination and Change in Control Benefits

Our named executive officers may become entitled to certain benefits or enhanced benefits in connection with certain qualifying terminations of employment and/or a change in control of our Company. Each of our named executive officers’ employment agreements entitles them to severance in the event of their termination without cause or their resignation for good reason (and, for our named executive officers other than Mr. Lelong, upon termination by reason of death or disability).  In addition, each named executive officer is entitled to accelerated vesting of all outstanding equity awards upon his or her termination without cause or their resignation for good reason within two years following a change in control of our Company. For additional discussion, please see “Employment Agreements” above.

Repricing of Stock Options

Effective as of December 19, 2019, the board of directors repriced all outstanding options to purchase Common Stock issued pursuant to the Amended and Restated 2019 Incentive Award Plan (the “2019 Amended Plan”) including options held by our named executive officers. As a result, the exercise price of all 2019 Amended Plan options outstanding as of December 19, 2019 was lowered to $1.82 per share, the closing price of the Company’s common stock on December 19, 2019. No other terms of the stock options were changed.

The board of directors effectuated the repricing to realign the value of the stock options with their intended purpose, which is to retain and motivate the holders of the stock options to continue to work in the best interests of the Company. Prior to the repricing, many of the stock options had exercise prices well above the recent market prices of our common stock. The stock options were repriced unilaterally and the consent of holders was neither necessary nor obtained.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding stock option awards held by our named executive officers at December 31, 2019. None of our named executive officers hold stock awards.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

David Lelong	19,231		(a)	-	$6.76	12/21/23
Anthony Santarsiero	333,333	-	(b)	766,667	1.82	various
Andreas Schulmeyer	141,666	-	(c)	728,705	various	various
Damian Dalla-Longa	400,000	-	(d)	800,000	1.82	5/2/2029
Lori Taylor	1,150,000	-	(e)	-	1.82	5/2/2029

(a) Options fully vested upon the consummation of the May Acquisitions.

(b) Options vest on a monthly basis over a two year period (1/24 of award per month). Mr. Santarsiero’s options were issued at various times during the year.

•	1,000,000 options were issued at $5.00 per share on May 2, 2019 and repriced to $1.82 per share on December 19, 2019;

•	100,000 options were issued at $1.82 per share on December 19, 2019.

(c) Options vest on a monthly basis over a two year period (1/24 of award per month). Mr. Schulmeyer’s options were issued at various times during the year.

•	500,000 options were issued at $6.35 per share on June 29, 2019 and repriced to $1.82 per share on December 19, 2019;

•	100,000 options were issued at $3.90 per share on August 30, 2019 and repriced to $1.82 per share on December 19, 2019;

•	250,000 options were issued at $1.94 per share on December 11, 2019 and repriced to $1.82 per share on December 19, 2019; and

•	20,371 options were issued at $2.70 per share on December 31, 2019.

(d) Options vest on a monthly basis over a two year period (1/24 of award per month). The options were issued at $5.00 per share on May 2, 2019 and repriced to $1.82 per share on December 19, 2019.

(e) Options fully vested on November 12, 2019 as per the Separation Agreement by and between the Company and Ms. Taylor. The options were issued at $5.00 per share on May 2, 2019 and repriced to $1.82 per share on December 19, 2019.

Director Compensation Table

The following table sets forth compensation information for the fiscal year ended December 31, 2019 for our nonemployee directors (other than Ms. Taylor whose compensation is shown above under “Summary Compensation Table”).

Name	Fees Earned or Paid in Cash	Stock Awards		Option Awards	Non-equity Incentive Plan Compensation	All Other Compensation			Total Compensation

Michael Young	$32,534	$	N/A	$1,488,624	$	$			$1,521,158
Jeff Davis	32,534		N/A	1,488,624					1,521,158
Michael Galego	32,534		N/A	1,488,624			15,534	(a)	1,536,692

(a) Cash compensation as director of Bona Vida prorated from January 1, 2019 to May 5, 2019.

The table below shows the aggregate numbers of option awards (exercisable and unexercisable) held as of December 31, 2019 by each nonemployee director who was serving as of December 31, 2019 (other than Ms. Taylor whose awards are shown above under “Outstanding Equity Awards at Year End”).

Name	Options Outstanding at Fiscal Year End
Michael Galego	500,000
Michael Young	519,231
Jeff Davis	500,000

Non-executive directors received quarterly director fees of $12,500 in 2019. Director fees from May 5, 2019 through June 30, 2019 were prorated. Upon joining the Board, the directors were awarded 500,000 options, each with a strike price of $5.00 per share. These options were repriced on December 19, 2019 to reflect a strike price of $1.82 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our capital stock by (i) each of our current directors, (ii) each of our named executive officers (iii) all our current directors and executive officers as a group, and (iv) each person or group known by us to own more than 5% of our common stock. The percentages reflect beneficial ownership, as determined in accordance with the SEC’s rules, as of April 24, 2020, and are based on 48,939,708 shares of common stock outstanding. Except as noted below, the address for all beneficial owners in the table below is 166 Douglas Road E, Oldsmar, FL 34677.

	Amount and Nature of Beneficial Ownership(1)				% of Total Voting Power
	Common Stock		Series E Preferred Stock
	Shares	%	Shares	%
Name of Beneficial Owner
Holders of More than 5%
Navy Capital Green Fund LP (2)	2,544,415	5.2%	—	*	5.0%
Thriving Paws LLC (3)	3,483,546	6.9%	—	*	6.7%
HH-Halo LP (4)	3,478,531	6.7%	—	*	6.5%
Directors and Executive Officers
Werner von Pein (5)	53,991	0.1%	—	*	0.1%
Andreas Schulmeyer (6)	339,365	0.7%	—	*	0.7%
Anthony Santarsiero (7)	1,523,875	3.1%	—	*	3.0%
Michael Young (8)	1,553,696	3.1%	—	*	3.0%
Michael Close (9)	150,000	0.3%	—	*	0.3%
Damian Dalla-Longa (10)	2,409,891	4.9%	—	*	4.7%
Jeff D. Davis (11)	270,833	0.6%	—	*	0.5%
Clinton Gee (12)	150,000	0.3%	—	*	0.3%
David Lelong (13)	19,231	0.0%	—	*	0.0%
Lori Taylor (14)	8,082,027	15.7%	—	*	15.2%
John M. Word III (15)	10,147,261	18.7%	—	*	18.1%
All directors and executive officers as a group (11 persons)(13)	24,700,170	47.5%	—	*	46.0%

*	Represents less than 1% of the number of shares of our common stock outstanding.

(1)
Beneficial ownership of shares and percentage ownership are determined in accordance with the SEC’s rules. In calculating the number of shares beneficially owned by an individual or entity and the percentage ownership of that individual or entity, shares underlying options, warrants or restricted stock units held by that individual or entity that are either currently exercisable or exercisable within 60 days from the date hereof are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other individual or entity. Unless otherwise indicated and subject to community property laws where applicable, the individuals and entities named in the table above have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

(2)
Includes (i) 2,482,687 shares of common stock and (ii) 61,728 shares of our common stock underlying warrants exercisable within 60 days of April 24, 2020.  Navy Capital Green Management, LLC (“Navy Management”) is the investment advisor of Navy Capital Green Fund LP (“Green Fund”) and consequently has voting control and investment discretion over securities held by Green Fund.  Mr. Sean Stiefel, Chief Executive Officer of Navy Management has voting control over Green Fund. As a result of the foregoing, each of Mr. Sean Stiefel and Navy Management may be deemed to have beneficial ownership (as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended) of the shares of common stock beneficially owned by Green Fund.

(3)
Includes (i) 1,884,989 shares of common stock, (ii) 1,291,563 shares of common stock underlying subordinated convertible notes exercisable within 60 days of April 24, 2020, and (iii) 306,994 shares of common stock underlying warrants exercisable within 60 days of April 24, 2020.  Thriving Paws, LLC (“Thriving Paws”) is controlled by Pegasus Partners III, L.P. (“PP III”).  PP III is managed by Pegasus Capital Advisors III, L.P. (“PCA III”), which is controlled, indirectly, by Craig Cogut. As a result of the foregoing, each of Mr. Cogut, PCA III and PP III may be deemed to have beneficial ownership (as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended) of the shares of common stock beneficially owned by Thriving Paws.

(4)
Includes (i) 232,976 shares of common stock, (ii) 2,622,264 shares of common stock underlying subordinated convertible notes exercisable within 60 days of April 24, 2020, and (iii) 623,291 shares of common stock underlying warrants exercisable within 60 days of April 24, 2020.  Thomas O. Hicks is the managing member of HEP Partners LLC, which is the investment manager of HH-Halo LP (“HH-Halo”), and consequently has voting control and investment discretion over securities held by HH-Halo.  Mack H. Hicks is the manager of HH-Halo GP LLC, which is the general partner of HH-Halo GP LP, the general partner of HH-Halo. As a result of the foregoing, each of Thomas O. Hicks and Mack H. Hicks may be deemed to have beneficial ownership (as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended) of the shares of common stock beneficially owned by HH-Halo.  Each of Thomas O. Hicks and Mack H. Hicks disclaims beneficial ownership of such shares.

(5)
Includes (i) 16,425 shares of common stock, (ii) 30,351 shares of common stock underlying subordinated convertible notes exercisable within 60 days of April 24, 2020, and (iii) 7,215 shares of common stock underlying warrants exercisable within 60 days of April 24, 2020.

(6)	Includes (i) 5,956 shares of common stock and (ii) 333,409 shares of common stock underlying options exercisable within 60 days of April 24, 2020.

(7)	Includes (i) 957,209 shares of common stock and (ii) 566,666 shares of common stock underlying options exercisable within 60 days of April 24, 2020.

(8)
Includes (i) 876,904 shares of common stock, (ii) 290,064 shares of common stock underlying options exercisable within 60 days of April 24, 2020, and (iii) 386,728 shares of common stock underlying warrants exercisable within 60 days of April 24, 2020.

(9)	Includes 150,000 shares of common stock.

(10)	Includes (i) 1,759,891 shares of common stock and (ii) 650,000 shares of common stock underlying options exercisable within 60 days of April 24, 2020.

(11)	Consists of 270,833 shares of common stock underlying option exercisable within 60 days of April 24, 2020.

(12)	Includes 150,000 shares of common stock.

(13)	Includes 19,231 shares of common stock underlying options exercisable within 60 days of April 24, 2020.

(14)
Includes (i) 5,632,027 shares of common stock held directly by Blue Sky Holdings Trust which are beneficially owned by Lori Taylor, (ii) 1,150,000 shares of common stock underlying options exercisable within 60 days of April 24, 2020 held directly by Ms. Taylor, and (iii) 1,300,000 shares of common stock underlying warrants exercisable within 60 days of April 24, 2020 held directly by Ms. Taylor. Ms. Taylor is the trustee, compliance officer, and protector of Blue Sky Holdings Trust. The address of Blue Sky Holdings Trust is 552 Locust Run Road, Cincinnati, OH 45245.

(15)
Includes (i) 4,906,824 shares of common stock, (ii) 359,937 shares of common stock underlying subordinated convertible notes exercisable within 60 days of April 24, 2020, and (iii) 4,880,500 shares of common stock underlying warrants exercisable within 60 days of April 24, 2020.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information on our equity compensation plans as of December 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)	7,753,371	$1.82	1,246,629

Total	7,753,371	$1.82	1,246,629

(1)	On April 29, 2019, the Company adopted the 2019 Plan, which was subsequently amended and restated on December 19, 2019.
(2)	As of December 31, 2019, the weighted-average exercise price of outstanding options under Incentive Plan was $1.82 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Loans from Former CEO

During the years ended August 31, 2017 and 2018, the Company received loans in the aggregate amount of $231,000 and $35,500, respectively, from David Lelong, our former President, Chief Executive Officer and Chief Financial Officer.  The Company recorded imputed interest in the amount of $2,011 during the year ended August 31, 2017 related to the advances from Mr. Lelong. During the year ended August 31, 2018, the Company received loans in the aggregate amount of $35,500 from Mr. Lelong, and accrued interest in the amount $2,291. The Company also repaid to Mr. Lelong principal and interest in the amounts of $266,500 and $4,302, respectively. As of the date of this Annual Report on Form 10-K, the loans have been fully repaid and there are no amounts due to Mr. Lelong under the loans.

During the year ended August 31, 2018, the Company paid salary to Mr. Lelong in the amount of $76,000, and accrued an additional $20,000 in salary payable. At August 31, 2018, the amount of accrued salary payable to Mr. Lelong was $140,000. During the four-month transition period ended December 31, 2018, the Company paid salary to Mr. Lelong in the amount of $32,000 and paid accrued salary in the amount of $16,000. As of the date of this Annual Report on Form 10-K, the accrued salary has been fully paid and there is no accrued salary due to Mr. Lelong.

Security Issuances

TruPet Acquisition

In connection with the acquisition of TruPet, on May 6, 2019, we issued an aggregate of 15,027,533 shares of common stock to new investors and certain of our directors and executive officers in exchange for all remaining outstanding membership interests of TruPet.

Bona Vida Acquisition

In connection with the acquisition of Bona Vida, on May 6, 2019, we issued an aggregate of 18,103,273 shares of common stock to new investors and certain of our directors and executive officers in exchange for all outstanding shares of common stock of Bona Vida.

November Convertible Notes and Warrant Issuances

On November 4, 2019, we issued to a member of our board of directors: (i) $1.4 million in aggregate principal amount of our subordinated convertible notes (the “Convertible Notes”); and (ii) 5,500 warrants (the “Warrants”) to purchase shares of our common stock.

Shareholder Guaranties

As consideration for the Shareholder Guaranties (as described below), we agreed to issue common stock purchase warrants to purchase shares pf our common stock. The Shareholder Guarantor Warrants are exercisable any time from the date of issuance for up to 24 months from the date of the consummation of an IPO (as defined therein) at an exercise price $1.82 per share. We issued 4,875,000 Shareholder Guarantor Warrants to John M. Word III, 1,300,000 Shareholder Guarantor Warrants to Lori Taylor and 325,000 Shareholder Guarantor Warrants to Michael Young. Mr. Young and Ms. Taylor, each a Shareholder Guarantor, were directors of the Company as of the date of the Shareholder Guaranty. Mr. Word was elected to the Board in connection with the Shareholder Guaranty.

Registration Rights Agreements

TruPet Acquisition

In connection with the acquisition of TruPet, we entered into a registration rights agreement for the benefit of the recipients of common stock issued as the acquisition consideration.

Bona Vida Acquisition

In connection with the acquisition of Bona Vida, we entered into a registration rights agreement for the benefit of the recipients of common stock issued as the acquisition consideration.

Shareholder Guaranty

In connection with the Facilities Agreement with Bridging Finance in December 2019, certain of our directors and shareholders agreed to enter into a Continuing Guaranty (the “Shareholder Guaranty”) in favor of the Company and guaranteeing our obligations under the Facilities Agreement. Pursuant to the Shareholder Guaranty, John M. Word III agreed to personally guarantee our obligations in an amount not to exceed $15,000,000, Lori Taylor agreed to personally guarantee our obligations in an amount not to exceed $4,000,000 and Michael Young agreed to personally guarantee our obligations in an amount not to exceed $1,000,000.

Director Independence

The Company is admitted to the OTCQB tier of the OTC Markets and qualifies as an Alternative Reporting Company as defined under the OTCQB Standards, as issued on February 22, 2020 (the “OTCQB Standards”).  Under the OTCQB Standards, the Company is required to have a board of directors that includes at least two Independent Directors (as defined under the OTCQB Standards) and an audit committee, a majority of the members of which are Independent Directors.  An Independent Director is defined under the OTCQB Standards as a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities.  Each of our directors other than Mr. Dalla-Longa as our former Chief Executive Officer, Ms. Taylor as our former co-Chief Executive Officer and Mr. Word as the father of Ms. Taylor, has been determined independent.  Our Board has made a subjective determination that, as to each of Messrs. Close, Davis, Gee and Young, no relationships exist, which, in the opinion of our Board, would interfere with such person’s exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the directors and management with regard to each director’s business and personal activities and relationships as they may relate to the Company and our management.

Limitation of Liability and Indemnification Matters

Our certificate of incorporation limits the liability of our directors for monetary damages for breach of their fiduciary duty as directors, except to the extent such exemption or limitation thereof is not permitted under the Delaware General Corporate Law and applicable law. Delaware law provides that such a provision may not limit the liability of directors:

•	for any breach of their duty of loyalty to us or our stockholders;

•	for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

•	for unlawful payment of dividend or unlawful stock repurchase or redemption, as provided under Section 174 of the DGCL; or

•	for any transaction from which the director derived an improper personal benefit.

Any amendment, repeal or modification of these provisions will be prospective only and would not affect any limitation on liability of a director for acts or omissions that occurred prior to any such amendment, repeal or modification. Our certificate of incorporation also requires us to pay any expenses incurred by any director or officer in defending against any such action, suit or proceeding in advance of the final disposition of such matter to the fullest extent permitted by law, subject to the receipt of an undertaking by or on behalf of such person to repay all amounts so advanced if it shall ultimately be determined that such person is not entitled to be indemnified as authorized by our amended and restated bylaws or otherwise. We have entered indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liability that may arise by reason of their service to us and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. We believe that the limitation of liability provision in our certificate of incorporation and the indemnification agreements facilitate our ability to continue to attract and retain qualified individuals to serve as directors and officers.

Policies and Procedures for Review of Related Party Transactions

A “Related Party Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $50,000 in any one fiscal year, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

•	any person who is, or at any time during the applicable period was, one of our executive officers, one of our directors, or a nominee to become one of our directors;

•	any person who is known by us to be the beneficial owner of more than 5.0% of any class of our voting securities;

•
any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5.0% of any class of our voting securities, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5.0% of any class of our voting securities; and

•
any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest in any class of the Company’s voting securities.

Our board of directors intends to adopt a related party transactions policy. Pursuant to this policy, our audit committee will review all material facts of all Related Party Transactions and either approve or disapprove entry into the Related Party Transaction, subject to certain limited exceptions. In determining whether to approve or disapprove entry into a Related Party Transaction, our audit committee shall take into account, among other factors, the following: (i) whether the Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and (ii) the extent of the Related Person’s interest in the transaction. Further, the policy will require that all Related Party Transactions required to be disclosed in our filings with the SEC be so disclosed in accordance with applicable laws, rules and regulations.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by Ernst & Young LLP, our independent auditors for the fiscal year ended December 31, 2019, and RBSM, LLP, our independent auditors for the fiscal years ended December 31, 2019.

	2019	2018
Audit fees:	$881,000	$116,975
Total	$881,000	$116,975

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10–Q.

Audit–related fees consist of fees reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as “Audit Fees.”

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice.

All other fees consist of fees for other miscellaneous items.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements—See Index to Consolidated Financial Statements at Item 8 of this Annual Report on Form 10‑K, beginning on page F‑1.

(2)	Financial Statement Schedules

Financial statement schedules have been omitted in this Annual Report on Form 10‑K because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(3)	Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

ITEM 16.	FORM 10‑K SUMMARY

None.

EXHIBIT INDEX

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date	Filed / Furnished Herewith
2.1	Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc. and Bona Vida, Inc.	8-K	333-161943	2.1	05/10/2019

2.2	First Amendment to Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc., and Bona Vida, Inc., dated May 3, 2019	8-K	333-161943	2.2	05/10/2019

2.3	Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC	8-K	333-161943	2.3	05/10/2019

2.4	First Amendment to Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC, dated May 6, 2019	8-K	333-161943	2.4	05/10/2019

2.5#	Amended and Restated Stock Purchase Agreement, dated December 18, 2019, by and among the Company, Halo, Purely For Pets, Inc., Thriving Paws, LLC and HH-Halo LP	8-K	333-161943	2.1	12/26/2019

3.1	Certificate of Incorporation, dated January 1, 2019	10-Q	333-161943	3.1	04/15/2019

3.2	Certificate of Amendment to Certificate of Incorporation, dated February 1, 2019	10-Q	333-161943	3.2	04/15/2019

3.3	Certificate of Amendment to Certificate of Incorporation, dated March 13, 2019	8-K	333-161943	3.1	03/20/2019

3.4	Certificate of Amendment to Certificate of Incorporation, dated April 18, 2019	10-KT	333-161943	3.5	07/25/2019

3.5	Certificate of Merger of Sport Endurance, Inc. with and into the Company	10-Q	333-161943	3.4	04/15/2019

3.6	Bylaws	10-Q	333-161943	3.5	04/15/2019

3.7	Amended and Restated Certificate of Designation for Series E Convertible Preferred Stock	8-K	333-161943	3.1	05/23/2019

4.1	Form of Common Stock Purchase Warrant in connection with the May 2019 private placement	8-K	333-161943	4.1	04/30/2019

4.2	Form of Tranche 1 Common Stock Purchase Warrant, dated September 17, 2019, by and between the Registrant and Bruce Linton	8-K	333-161943	4.1	09/23/2019

4.3	Form of Tranche 2 Common Stock Purchase Warrant, dated September 17, 2019, by and between the Company and Bruce Linton	8-K	333-161943	4.2	09/23/2019

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date	Filed / Furnished Herewith
4.4	Form of Additional Common Stock Purchase Warrant, dated September 17, 2019, by and between the Company and Bruce Linton	8-K	333-161943	4.3	09/23/2019

4.5	Form of Subordinated Convertible Promissory Note in connection with the November 2019 private placement	8-K	333-161943	4.1	11/15/2019

4.6	Form of Common Stock Purchase Warrant in connection with the November 2019 private placement	8-K	333-161943	4.2	11/15/2019

4.7	Form of Subordinated Convertible Promissory Note, dated December 19, 2019, by and among the Company and the Halo Sellers listed on the signature pages thereto	10-Q	333-161943	4.7	01/31/2020

4.8	Form of Common Stock Purchase Warrant, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	4.8	01/31/2020

4.9	Form of Common Stock Purchase Warrant, dated December 19, 2019, by and among the Company and the Shareholder Personal Guarantors	10-Q	333-161943	4.10	01/31/2020

4.10	Form of Common Stock Purchase Warrant Agreement in connection with the December 2018 private placement	8-K	333-161943	4.1	12/13/2018

10.1	Loan Agreement dated May 6, 2019, between the Company and Franklin Synergy Bank	8-K	333-161943	10.1	05/10/2019

10.2	Security Agreement dated May 6, 2019, between the Company and Franklin Synergy Bank	8-K	333-161943	10.2	05/10/2019

10.3	Guaranty Agreement, dated April 8, 2019, by TruPet LLC in favor of Franklin Synergy Bank	S-1	333-234349	10.17	10/28/2019

10.4	Form of Revolving Line of Credit Promissory Note dated 2019	8-K	333-161943	10.3	05/10/2019

10.5	Guaranty Agreement, dated April 8, 2019, by Bona Vida, Inc. in favor of Franklin Synergy Bank	S-1	333-234349	10.16	10/28/2019

10.7***	Loan Facilities Credit Letter Agreement, dated December 19, 2019, by and among the Better Choice Company Inc., Halo, Purely for Pets, Inc., Bona Vida Inc., TruPet LLC and Bridging Finance Inc., as agent.	10-Q	333-161943	10.1	01/31/2020

10.8	Pledge and Security Agreement, dated December 19, 2019, by and among the Company, Halo, Purely or Pets, Inc., Bona Vida, Inc., TruPet LLC and Bridging Finance Inc., as Administrative Agent	10-Q	333-161943	10.2	01/31/2020

10.9	Continuing Guaranty of Halo, Purely for Pets, Inc., Bona Vida Inc., TruPet LLC, dated December 19, 2019	10-Q	333-161943	10.3	01/31/2020

10.10	Form of Subscription Agreement, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	10.6	01/31/2020

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date	Filed / Furnished Herewith
10.11	Continuing Personal Guaranty of John Word, Lori Taylor and Michael Young, dated December 19, 2019	10-Q	333-161943	10.4	01/31/2020

10.12	Registration Rights Agreement, dated May 6, 2019, by and among the Company and the persons listed on the signature pages thereto in connection with the May 2019 private placement	S-1	333-234349	10.2	10/28/2019

10.13	First Amendment, dated June 10, 2019, to Registration Rights Agreement, dated May 6, 2019, by and among the Company and the stockholders party thereto	S-1	333-234349	10.3	10/28/2019

10.14	Form of Subscription Agreement dated April 25, 2019 in connection with the May 2019 private placement	8-K	333-161943	10.1	04/30/2019

10.15	Registration Rights Agreement, dated as of May 6, 2019, by and among Better Choice Company Inc. and the former stockholders of Bona Vida listed on the signature pages thereto	8-K	333-161943	4.1	05/10/2019

10.16	Registration Rights Agreement, dated as of May 6, 2019, by and among Better Choice Company Inc. and the former member of TruPet listed on the signature pages thereto	8-K	333-161943	4.2	05/10/2019

10.17	Form of Registration Rights Agreement by and among the Company and the persons listed on the signature pages thereto in connection with the November 2019 private placement	8-K	333-161943	4.3	11/15/2019

10.18	Form of Subscription Agreement in connection with the November 2019 private placement	8-K	333-161943	10.1	11/15/2019

10.19†	Better Choice Company Inc. Amended and Restated 2019 Incentive Award Plan					*

10.20†	Form of 2019 Incentive Aware Plan Stock Option Agreement	S-1	333-234349	10.7	10/28/2019

10.21†	Form of Indemnification Agreement by and among the Company and its officers and directors	S-1	333-234349	10.8	10/28/2019

10.22†	Independent Contractor Agreement, dated September 17, 2019, by and between the Company and Bruce Linton	8-K	333-161943	10.1	09/23/2019

10.23†	Employment Agreement, dated February 1, 2019, for David Lelong	8-K	333-161943	10.1	02/07/2019

10.24†	Employment Agreement, dated as of May 6, 2019, by and between the Company and Damian Dalla-Longa	10-Q	333-161943	10.6	10/09/2019

10.25†	Resignation Letter from Damian Dalla-Longa, dated February 5, 2020	8-K	333-161943	10.3	02/11/2020

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date	Filed / Furnished Herewith
10.26†	Amendment to Employment Agreement, dated February 10, 2020, by and between Damian Dalla-Longa and the Company	8-K	333-161943	10.4	02/11/2020

10.27†	Employment Agreement, dated as of May 6, 2019, by and between the Company and Lori Taylor	10-Q	333-161943	10.7	10/09/2019

10.28†	Separation Agreement, dated as of September 13, 2019, by and between the Company and Lori Taylor					*

10.29†	Employment Agreement, dated May 6, 2019, by and among the Company and Anthony Santarsiero	S-1	333-234349	10.11	10/28/2019

10.30†	Employment Agreement, dated June 29, 2019, by and among the Company and Andreas Schulmeyer	S-1	333-234349	10.12	10/28/2019

10.31†	Employment Agreement, dated December 19, 2019, by and between the Company, Werner von Pein, and Halo	8-K	333-161943	10.1	02/11/2020

10.32†	Amendment to Employment Agreement, dated February 10, 2020, by and between Werner von Pein and the Company	8-K	333-161943	10.2	02/11/2020

21.1	Subsidiaries of the Company					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					*

101.PRE	XBRL Taxonomy Extension Presentation Link Document.					*

†	Indicates a management contract or any compensatory plan, contract or arrangement.

#
Certain schedules and similar attachments to this agreement have been omitted in accordance with Item 601(b)(5) of Regulation S-K. The Company will furnish copies of any schedules or similar attachments to the SEC upon request.

***
Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(b)(10). Such excluded information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTER CHOICE COMPANY INC.

Date: May 1, 2020	By:	/s/ Werner von Pein

Werner von Pein
Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2020	By:	/s/ Andreas Schulmeyer

Andreas Schulmeyer
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Werner von Pein Werner von Pein	Chief Executive Officer (Principal Executive Officer)	May 1, 2020

/s/ Andreas Schulmeyer Andreas Schulmeyer	Chief Financial Officer (Principal Financial and Accounting Officer)	May 1, 2020

/s/ Michael Close Michael Close	Director	May 1, 2020

/s/ Damian Dalla-Longa Damian Dalla-Longa	Director	May 1, 2020

/s/ Jeff D. Davis Jeff D. Davis	Director	May 1, 2020

/s/ Clinton Gee Clinton Gee	Director	May 1, 2020

/s/ Lori Taylor Lori Taylor	Director	May 1, 2020

/s/ John M. Word III John M. Word III	Director	May 1, 2020

/s/ Michael Young Michael Young	Director	May 1, 2020

BETTER CHOICE COMPANY INC.

Index to Consolidated Financial Statements

Pages
Better Choice Company Inc.
Report of Independent Registered Public Accounting Firm	F‑2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018	F‑4
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019 and 2018	F‑5
Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2019 and 2018	F‑6
Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018	F‑7
Notes to Consolidated Financial Statements	F‑10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Better Choice Company Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Better Choice Company Inc. (the Company) as of December 31, 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Louisville, Kentucky

May 1, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of Trupet LLC.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Trupet LLC. (the “Company”) as of December 31, 2018, and the related statement of loss and comprehensive loss, changes in members’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced ongoing losses, negative cash flows from operations, accumulated a significant deficit, has a working capital deficit and the line of credit is approaching maturity. The Company is dependent upon future sources of debt or equity financing in order to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Chartered Professional Accountants
Licensed Public Accountants
We have served as the Company’s auditor since 2019.
Toronto, Ontario
April 26, 2019

Better Choice Company Inc.
Consolidated Balance Sheets
As of December 31, 2019 and December 31, 2018
(Dollars in thousands)

	12/31/2019	12/31/2018

Assets
Current Assets
Cash and cash equivalents	$2,361	$3,946
Restricted cash	173	-
Accounts receivable, net	5,824	116
Inventories, net	6,580	1,557
Prepaid expenses and other current assets	2,641	269
Total Current Assets	17,579	5,888
Property and equipment, net	417	71
Right-of-use asset, operating lease	951	-
Intangible assets, net	14,641	-
Goodwill	18,614	-
Other assets	1,330	28
Total Assets	$53,532	$5,987

Liabilities & Stockholders’ Deficit
Current Liabilities
Short term loan, net	$16,061	$-
Line of credit, net	4,819	4,600
Other liabilities	500	1,914
Accounts payable	4,049	765
Due to related party	-	1,600
Accrued liabilities	4,721	85
Deferred revenue	311	65
Operating lease liability, current portion	345	-
Warrant derivative liability	2,220	-
Total Current Liabilities	33,026	9,029
Noncurrent Liabilities
Notes payable, net	16,370	-
Operating lease liability	641	-
Total Noncurrent Liabilities	17,011	-
Total Liabilities	50,037	9,029
Redeemable Series E Convertible Preferred Stock
Redeemable Series E preferred stock, $0.001 par value, 2,900,000 & 0 shares authorized, 1,387,378 & 0 shares issued and outstanding at December 31, 2019 and 2018, respectively.	10,566	-

Stockholders’ Deficit
Common stock, $0.001 par value, 88,000,000 and 16,303,928 shares authorized, 47,977,390 & 11,661,485 shares issued and outstanding at December 31, 2019 and 2018, respectively.	48	12
Convertible Series A Preferred Stock, $0.001 par value, 0 & 5,529,162 shares authorized, 0 & 2,391,403 shares issued and outstanding at December 31, 2019 and 2018, respectively.	-	2
Additional paid-in capital	194,150	13,642
Accumulated deficit	(201,269)	(16,698)
Total Stockholders’ Deficit	(7,071)	(3,042)
Total Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit	$53,532	$5,987

The accompanying notes are an integral part of these consolidated financial statements.

Better Choice Company Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2019 and 2018
(Dollars in thousands, except share and per share amounts)

	2019	2018

Net sales	$15,577	$14,785
Cost of goods sold	9,717	7,489
Gross profit	5,860	7,296
Operating expenses:
General and administrative	19,782	6,055
Share-based compensation	10,280	431
Sales and marketing	10,138	4,981
Customer service and warehousing	1,097	987
Impairment of intangible asset	889	-
Total operating expenses	42,186	12,454
Loss from operations	(36,326)	(5,158)
Other expense:
Interest expense, net	(670)	(868)
Loss on acquisitions	(147,376)	-
Change in fair value of warrant derivative liability	(90)	-
Total other expense	(148,136)	(868)

Net and comprehensive loss	(184,462)	(6,026)
Preferred dividends	109	-
Net and comprehensive loss available to common stockholders	$(184,571)	$(6,026)
Weighted average number of shares outstanding	33,238,600	11,516,421
Loss per share, basic and diluted	$(5.55)	$(0.52)

The accompanying notes are an integral part of these consolidated financial statements

Better Choice Company Inc.
Consolidated Statements of Stockholders’ Deficit
For the year ended December 31, 2019
(Dollars and share amounts in thousands)

	Common Stock		Convertible Series A Preferred Stock				Redeemable Series E Convertible Preferred Stock
	Number	Amount	Number	Amount	Additional paid-in capital	Accumulated deficit	Total Stockholders’ Deficit	Number	Amount
Balance at January 1, 2019	11,661	$12	2,391	$2	$13,642	$(16,698)	$(3,042)	-	-
Shares issued pursuant to a private placement – net proceeds	-	-	70	-	150	-	150	-	-
Shares and warrants issued pursuant to private issuance of public equity (PIPE)- net proceeds	5,745	6	-	-	15,670	-	15,676	-	-
Share-based compensation	1,119	1	-	-	10,280	-	10,281	-	-
Stock issued to third parties for services	1,009	1	-	-	3,476	-	3,477	-	-
Warrants issued to third parties for services	-	-	-	-	2,968	-	2,968	-	-
Conversion of Series A shares to common stock	2,461	2	(2,461)	(2)	-	-	-	-	-
Acquisition of treasury shares	(1,012)	(1)	-	-	(6,070)	-	(6,071)	-	-
Acquisition of Better Choice	3,915	4	-	-	23,560	-	23,564	2,634	$20,058
Acquisition of Bona Vida	18,103	18	-	-	108,602	-	108,620	-	-
Guarantor warrants	-	-	-	-	4,180	-	4,180
Warrants issued in connection with the Notes	-	-	-	-	313	-	313	-	-
Acquisition of Halo	2,134	2	-	-	3,883	-	3,885	-	-
Conversion of Series E Preferred Stock	1,582	2	-	-	9,490	-	9,492	(1,247)	(9,492)
Warrant exercise	1,260	1	-	-	4,006	-	4,007	-	-
Net and comprehensive loss available to common stockholders	-	-	-	-		(184,571)	(184,571)	-	-
Balance at December 31, 2019	47,977	$48	-	$-	$194,150	$(201,269)	$(7,071)	1,387	$10,566

Better Choice Company Inc.
Consolidated Statements of Stockholders’ Deficit
For the year ended December 31, 2018
(Dollars and share amounts in thousands)

	Common Stock			Convertible Series A Preferred Stock
	Units	Number	Amount	Number	Amount	Additional paid-in capital	Accumulated deficit	Total Stockholders’ Deficit
Reported balance at January 1, 2018	10,397	-	$-	-	$-	$8,545	$(10,672)	$(2,127)
Recapitalization adjustment (1)	(10,397)	11,497	11			-	-	11
Recast balance at January 1, 2018	-	11,497	11			8,545	(10,672)	(2,116)
Share-based compensation		164	1			431		432
Shares issued pursuant to a private placement – net proceeds				2,391	2	4,666	-	4,668
Net and comprehensive loss available to common stockholders		-	-	-	-	-	(6,026)	(6,026)
Balance at December 31, 2018		11,661	$12	2,391	$2	$13,642	$(16,698)	$(3,042)

(1) Certain prior year amounts were adjusted to retroactively reflect the legal capital of the Company from LLC units to common stock due to the May Acquisitions described in “Note 2 - Acquisitions”

The accompanying notes are an integral part of these consolidated financial statements

Better Choice Company Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2019 and 2018
(Dollars in thousands)

	December 31,
	2019	2018
Cash Flow from Operating Activities:
Net and comprehensive loss	$(184,462)	$(6,026)
Adjustments to reconcile net and comprehensive loss to net cash used in operating activities :
Non-cash expenses	-	-
Stock and warrants issued to third parties for services	3,548	-
Impairment of intangible asset	889	-
Depreciation and amortization	171	14
Amortization of debt issuance costs and discounts	346	-
Share-based compensation	10,280	431
Lease expenses	41	-
Change in fair value of warrant derivative liability	90	-
Loss on acquisitions	146,980	-
Changes in operating assets and liabilities, net of effects of business acquisition:
Accounts receivable, net	(99)	(196)
Inventories, net	232	(400)
Prepaid expenses and other current assets	(101)	(208)
Other assets	(140)	-
Accounts payable	(1,695)	55
Accrued liabilities	2,738	(645)
Deferred revenue	245	66
Deferred rent	(15)	6
Other	(17)	-
Cash Used in Operating Activities	$(20,969)	$(6,903)

Cash Flow from Investing Activities
Acquisition of property and equipment	$(110)	$(31)
Cash acquired in the May Acquisitions	416	-
Acquisition of Halo	(20,513)	-
Cash Used in Investing Activities	$(20,207)	$(31)

Cash Flow from Financing Activities
Cash advance, net	$(1,899)	$1,840
Proceeds from shares issued pursuant to private placement, net	15,826	4,668
Proceeds from investor prepayment	500	-
Proceeds from revolving line of credit	5,000	2,615
Proceeds from line of credit	6,200	-
Payment of line of credit	(6,200)	-
Payment of TruPet line of credit	(4,600)	-
Proceeds from related party note	-	1,600
Payments on related party note	(1,600)	-
Proceeds from short term loan	20,500	-
Proceeds from November 2019 Notes	2,750	-
Proceeds from warrant exercise	4,007	-
Debt issuance costs	(720)	-
Cash Provided by Financing Activities	$39,764	$10,723

Net Increase in Cash and cash equivalents and Restricted cash	$(1,412)	$3,789
Total Cash and cash equivalents, Beginning of Period	3,946	157
Total Cash and cash equivalents and Restricted cash, End of Period	$2,534	$3,946

Supplemental cash flow information

The following represent noncash financing and investing activities and other supplemental disclosures related to the statement of cash flows:

   On January 1, 2019, the Company adopted ASC 842 which resulted in the acquisition of right-of-use assets and operating lease liabilities as follows:

Right-of-use asset and operating lease liability acquired under operating leases
Right-of-use asset recorded upon adoption of ASC 842	$421
Operating lease liability recorded upon adoption of ASC 842	(429)
Noncash acquisition of right-of-use asset for leases entered into during period	607
Noncash acquisition of operating lease liability for leases entered into during the period	(594)

On May 6, 2019 we acquired two businesses using stock for a purchase price of $146.6 million, including non-cash transaction costs of $4.8 million. See “Note 2-Acquisitions.”

On August 28, 2019, the Company issued 1,000,000 shares of common stock valued at $3.4 million to iHeartMedia for future advertising to be incurred from August 2019 to August 2021.  During the year ended December 31, 2019, $0.6 million of the $3.4 million of the prepaid advertising was incurred. See “Note 5 – Prepaid expenses and other current assets.”

On December 19, 2019, we acquired Halo for a total purchase price of $38.2 million. The total purchase price included $17.7 million of non-cash component made up of (i) 2,134,390 shares of the Company’s common stock, par value $0.001 per share, (ii) convertible subordinated seller notes (“Seller Notes”) totaling $15,000,000, and (iii) 937,500 stock purchase warrants (the “Seller Warrants”) to purchase shares of our common stock.

The Company paid no income taxes during the years ended December 31, 2019 and 2018.

Cash interest paid was $0.3 million and $0.9 million during the years ended December 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1 – Nature of business and summary of significant accounting policies

Nature of the business

Better Choice Company Inc. is a rapidly growing animal health and wellness company committed to leading the industry shift toward pet products and services that help dogs and cats live heathier, happier and longer lives. We take an alternative, nutrition-based approach to animal health relative to conventional dog and cat food offerings, and position our portfolio of brands to benefit from the mainstream trends of growing pet humanization and consumer focus on health and wellness.  We have a demonstrated, multi-decade track record of success selling trusted animal health and wellness products, and leverage our established digital footprint to provide pet parents with the knowledge to make informed decision about their pet’s health. We sell the majority of our dog food, cat food and treats under the Halo and TruDog brands, which are focused, respectively, on providing sustainably sourced kibble and canned food derived from real whole meat, and minimally processed raw-diet dog food and treats.

Basis of presentation and consolidation

On May 6, 2019, Better Choice Company Inc. completed the acquisition of TruPet LLC (“TruPet”) and Bona Vida Inc. (“Bona Vida”) in a pair of all stock transactions (together referred to as the “May Acquisitions”) through the issuance of 33,130,806 shares of common stock, par value $0.001, of the Company. Following the completion of the May Acquisitions, the business conducted by the Company became primarily the businesses conducted by TruPet and Bona Vida.

The Company is the legal acquirer of TruPet and Bona Vida. However, the May Acquisitions were treated as a reverse acquisition whereby TruPet acquired the Company and Bona Vida for accounting and financial reporting purposes. As a result, the financial statements for the year ending December 31, 2019 are comprised of (1) the results of TruPet for the period between January 1, 2019 and December 31, 2019, (2) the results of the Company and Bona Vida, after giving effect to the May Acquisitions on May 6, 2019 through December 31, 2019 and (3) the results of the Company and Halo, after giving effect to the Halo Acquisition (see “Note 2 – Acquisitions”) on December 19, 2019 through December 31, 2019. The financial statements for the year ended December 31, 2018 and all periods presented prior to the effective date of the May Acquisitions on May 6, 2019 are comprised solely of the operations and financial position of TruPet, and therefore, are not directly comparable. TruPet’s equity has been re-cast to reflect the equity structure of Better Choice Company and the shares of common stock received in the May Acquisitions.

On December 19, 2019, the Company acquired 100% of all the issued and outstanding capital stock of Halo, a Delaware corporation (the “Halo Acquisition”). Where the context allows, the May Acquisitions and Halo Acquisition are together referred to as the “Acquisitions.”

References to the “Company”, “we”, “us” and “our” in this Annual Report on Form 10-K, refer to TruPet and its consolidated subsidiaries prior to May 6, 2019, to Better Choice Company, TruPet and Bona Vida and their consolidated subsidiaries after May 6, 2019 and to Better Choice Company, TruPet, Bona Vida and Halo and their consolidated subsidiaries after December 19, 2019.

The Company’s consolidated financial statements are prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for annual financial reports and accounting principles generally accepted in the United States (GAAP). The financial statements are presented on a consolidated basis subsequent to the Acquisitions and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results have been included.

Historical operating results are not necessarily indicative of the results that may be expected in the future. The significant accounting policies applied by the Company are described below. We present our tables in U.S. dollars (thousands) and percentage as rounded up or down. In the notes, we represent US dollars (millions) and percentage as rounded up or down.

Going concern considerations

The Company is subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of its products, the successful protection of its proprietary technologies, ability to grow into new markets, and compliance with government regulations. In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. Uncertainties regarding the economic impact of COVID-19, the disease caused by the novel coronavirus, are likely to result in sustained market turmoil, which could also negatively impact our business, financial condition, and cash flows. The Company has incurred losses over the last three years and has an accumulated deficit. The Company continues to rely on current investors and the public markets to finance these losses through debt and/or equity issuance. These operating losses and the outstanding debt create substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these consolidated financial statements are issued. The Company is implementing plans to achieve cost savings and other strategic objectives to address these conditions. The Company expects cost savings from consolidation of third-party manufacturers, optimizing shipping and warehousing as well as overhead cost reductions. The business is focused on growing the most profitable channels while reducing investments in areas that are expected to have long-term benefits. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and payments of liabilities in the ordinary course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

Cash and cash equivalents

Cash and cash equivalents include demand deposits held with banks and highly liquid investments with original maturities of ninety days or less at acquisition date. For purposes of reporting cash flows, the Company considers all cash accounts that are not subject to withdrawal restrictions or penalties to be cash and cash equivalents.

Restricted cash

At December 31, 2019, the Company had $0.2 million in restricted cash. The Company is required to maintain a restricted cash balance of less than $0.2 million associated with a business credit card and credit card clearance operations. The Company did not have any restricted cash at December 31, 2018.

Accounts receivable and allowance for doubtful accounts

Accounts receivable primarily consist of unpaid buyer invoices from the Company’s Retail customers and credit card payments receivable from third-party credit card processing companies. Accounts receivable is stated at the amount billed to customers, net of point of sale and cash discounts. The Company assesses the collectability of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors. Based on this analysis, an allowance for doubtful accounts is recorded. The provision for doubtful accounts is included in general and administrative expense in the consolidated statements of operations. The Company recorded less than $0.1 million allowance for doubtful accounts for the year ended December 31, 2019. For the year ended December 31, 2018, the Company considered accounts receivable to be fully collectible and, accordingly, no allowance for doubtful accounts was recorded.

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

Property and equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Depreciable lives are as follows:

Furniture and Fixtures	5 to 7 years
Equipment	3 to 7 years
Computer equipment	2 to 3 years
Computer software	3 years

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

Goodwill

Goodwill of $18.6 million was recognized as of December 31, 2019 in connection with the Halo Acquisition. In future years, the Company will complete an annual impairment test for goodwill that includes an assessment of qualitative factors including, but not limited to, macroeconomic conditions, industry and market conditions, and entity specific factors such as strategies and financial performance.  The Company will perform annual impairment tests as of October 31st beginning in 2020 or earlier if indicators of impairment exist.  There were no indicators of goodwill impairment as of December 31, 2019.

Intangible assets

Intangible assets acquired are carried at cost, less accumulated amortization. The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable and any not expected to be recovered through undiscounted future net cash flows are written down to current fair value. The Company acquired an intangible asset related to the Houndog license with the acquisition of Bona Vida an May 6, 2019. The Company fully impaired the asset as of December 31, 2019 as we terminated the contract on January 13, 2020. The Company acquired intangible assets with the acquisition of Halo on December 19, 2019. We will review impairment of the assets acquired beginning in the fiscal year ending on December 31, 2020 given the proximity of the Halo Acquisition to year-end.

Redeemable convertible preferred stock

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 480, “Distinguishing Liabilities from Equity (ASC 480)”, preferred stock issued with redemption provisions that are outside of the control of the Company or that contain certain redemption rights in a deemed liquidation event is required to be presented outside of stockholders’ deficit on the face of the consolidated balance sheet. The Company’s Redeemable Series E Convertible Preferred Stock (the “Series E”) contains redemption provisions that require it to be presented outside of stockholders’ deficit. Changes in the redemption value of the redeemable convertible preferred stock, if any, are recorded immediately in the period occurred as an adjustment to additional paid-in capital in the consolidated balance sheet.

Income taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, “Income Taxes (ASC 740)”, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities and for loss and credit carryforwards using enacted tax rates anticipated to be in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that some or all the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2019 and 2018, the Company does not have any significant uncertain income tax positions. If incurred, the Company would classify interest and penalties on uncertain tax positions as income tax expense.

The Company was incorporated on May 6, 2019. Prior to this date, the Company operated as a flow through entity for state and United States federal tax purposes. The Company files a U.S. federal and state income tax return, including for its wholly owned subsidiaries.

Revenue

The Company recognizes revenue to depict the transfer of promised goods to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods in accordance with the provisions of ASC 606, “Revenue from Contracts with Customers.”

In order to recognize revenue, the Company applies the following five (5) steps:
•	Identify a customer along with a corresponding contract;
•	Identify the performance obligation(s) in the contract to transfer goods to a customer;
•	Determine the transaction price the Company expects to be entitled to in exchange for transferring promised goods to a customer;
•	Allocate the transaction price to the performance obligation(s) in the contract; and
•	Recognize revenue when or as the Company satisfies the performance obligation(s).

TruPet adopted ASC 606 on January 1, 2017. Accordingly all periods presented reflect the recognition of revenue and related disclosures required by ASC 606.

Cost of goods sold

Cost of goods sold consists primarily of the cost of product obtained from third-party contract manufacturing plants, packaging materials, CBD oils directly sourced by the Company, inventory freight for shipping product from third-party contract manufacturing plants to the Company’s warehouse and third party fulfillment and royalties.

General and administrative expenses

General and administrative expenses include management and office personnel compensation, share-based compensation, bonuses, information technology related costs, rent, travel, professional service fees, insurance, product development costs, outbound shipping and general corporate expenses.

Advertising

The Company charges advertising costs to expense as incurred and such charges are included in sales and marketing expenses in the consolidated statements of operations and comprehensive loss. Our advertising expenses consisting primarily of online advertising, search costs, email advertising, and radio advertising. In addition, with the acquisition of Halo, we reimburse our customers and third parties for in store activities and record these costs as sales and marketing expenses. Advertising costs were $6.7 million and $3.9 million for the years ended December 31, 2019 and 2018, respectively.

Customer service and warehousing

Customer service and warehousing include wages associated with customer service and fulfillment of DTC customer orders.

Fair value of financial instruments

The Company’s financial instruments recognized on the balance sheets consist of cash and cash equivalents, restricted cash, accounts receivable, prepaid deposits, accounts payable, short term loan, line of credit, subordinated convertible notes, accrued liabilities, other liabilities, and a warrant derivative liability. The warrant derivative liability is remeasured at fair value each reporting period.  The carrying values for other financial instruments are deemed to be equivalent to their respective fair values due to their relative short term nature.

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

Level 3 - Unobservable inputs for the asset or liability for which there is little, if any, market activity at the measurement date. Unobservable inputs reflect the Company’s own assumptions about what market participants would use to price the asset or liability. The inputs are developed based on the best information available in the circumstances, which may include the Company’s own financial data, such as internally developed pricing models, discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment.

The warrant derivative liability is remeasured at fair value each reporting period and represents a Level 3 financial instrument.

Fair value measurements of nonfinancial assets and nonfinancial liabilities reflect Level 3 inputs and are primarily used to measure the estimated fair values of assets acquired and liabilities assumed in business combinations, for goodwill, other intangible assets and long-lived assets impairment analyses and the valuation of acquired intangibles.

Basic and diluted loss per share

Basic and diluted loss per share has been determined by dividing the net and comprehensive loss available to common stockholders for the applicable period by the basic and diluted weighted average number of shares outstanding, respectively. Common stock equivalents and incentive shares are excluded from the computation of diluted loss per share when their effect is anti-dilutive.

Share-based compensation

The Company recognizes compensation expense for all share–based payments in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. The Company follows the fair value method of accounting for awards granted to employees, directors, officers and consultants. Share-based awards are measured at their estimated fair value on each respective grant date. The Company recognizes share-based payment expenses over the vesting period. The Company’s share-based compensation awards are subject only to service based vesting conditions. Forfeitures are accounted for as they occur.

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are inputs into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option and the expected dividend yield which is based on the historical dividends issued by the Company. The Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. Expected volatility is calculated based on the analysis of other public companies within the pet wellness, internet commerce (e-commerce), and hemp derived CBD sectors. Risk–free interest rates are calculated based on risk–free rates for the appropriate term. The expected life is calculated as (i) the mid-point between the average vested date and the contractual expiration of the option for executives and directors and (ii) three years from the average vesting date for all others due to limited exercise history. Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment.

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

The Company’s results can also be affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, and government fiscal policies, can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings.   Significant changes to the key assumptions used in the valuations could result in different fair values of financial instruments at each valuation date.

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

We have entered into leases, a royalty contract termination (see “Note 22 – Subsequent events”) and debt instruments, including a line of credit, subordinated convertible notes and a short term loan for which we are committed to pay certain amounts over a period of time.

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2019, the Company identified an error as of December 31, 2018 related to an understatement of sales taxes due and payable of $0.7 million. The error was corrected during the year ended December 31, 2019. The Company believes that the correction of this error is not material to the consolidated financial statements as of and for the years ended December 31, 2019 or 2018, respectively.

Reclassification of prior period presentation

Certain reclassifications have been made to conform the prior period data to the current presentation. These reclassifications had no material effect on the reported results.

Recently issued accounting pronouncements

The Company has reviewed the Accounting Standards Update (ASU), accounting pronouncements and interpretations thereof issued by the FASB that have effective dates during the reporting period and in future periods.

Recently adopted:

Adoption of FASB ASC Topic 842 “Leases”

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Topic 842, “Leases (842)”, which amends leasing guidance by requiring companies to recognize a right-of-use asset and a lease liability for all operating and financing leases with lease terms greater than twelve months. The lease liability is equal to the present value of lease payments. The right-of-use lease asset is based on the lease liability, subject to adjustment for prepaid and deferred rent and tenant incentives. For income statement purposes, leases will continue to be classified as operating or financing with lease expense in both cases calculated substantially the same as under the prior leasing guidance.

The adoption of ASC 842 resulted in recognition of right-of-use assets of $0.4 million and operating lease liabilities of $0.4 million as of January 1, 2019. The Company adopted the optional transition method that gives companies the option to use the adoption date as the initial application on transition.  Accordingly, results for reporting periods beginning prior to January 1, 2019 continue to be reported in accordance with our historical treatment.  The adoption of ASC 842 did not have a material impact on the Company’s results of operations or cash flows. See “Note 8 – Operating leases.”

Adoption of FASB ASU 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting”

On January 1, 2019, the Company adopted ASU. 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting.” The amendments in this update expanded the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The requirements of ASC 718 are applied to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that ASC 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606, “Revenue from Contracts with Customers.”

The Company is treating the inclusion of share-based payments to nonemployees as a change in accounting principle prospectively beginning in the period ending January 1, 2019.  The Company did not restate prior periods for share-based compensation.

Issued but not Yet Adopted:

ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326)”

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326),” a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard is effective for the Company on January 1, 2023, and early adoption is permitted. The Company is currently evaluating the impact the new standard will have on its consolidated financial statements.

ASU 2018-13 “Fair Value Measurement”

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) Changes to the Disclosure Requirement for Fair Value Measurement” which amends ASC 820 to expand the disclosures required for items subject to Level 3, fair value remeasurement, including the underlying assumptions.  ASU 2018-13 is effective for public companies for fiscal years beginning after December 15, 2019.  The Company is currently evaluating the impact the new standard will have on its consolidated financial statements. As this standard only requires additional disclosures, there is no anticipated financial statement impact of its adoption.

ASU 2018-15 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40)”

In August 2018, the FASB issued ASU 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)” to amend ASU 2015-05 in an effort to provide additional guidance on the accounting for costs implementation activities performed in a cloud computing arrangement that is a service contract.  The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license).  The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update.  The amendments in this update also require the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalizing implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element.  The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. The new standard is effective for the Company on January 1, 2020, and early adoption is permitted.  The Company believes that current practices of capitalization versus expensing IT costs are in line with this guidance, however, the amendment will require the Company to change presentation within the statement of cash flows. The Company currently has no internal use software and expects this accounting standard will have no impact on its consolidated financial statements.

The Company has carefully considered other new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported balance sheet or operations in 2019.

Note 2 - Acquisitions

Acquisition of Halo

On October 15, 2019, the Company entered into a Stock Purchase Agreement (the “Halo Agreement”) to acquire Halo, a Delaware corporation. Halo is an ultra-premium, natural pet food brand. The strategic objective of the acquisition was to accelerate the growth of the Company’s animal health platform by acquiring an all-encompassing, global, animal health and wellness consumer product goods company. Under the terms of the Halo Agreement, the Company completed the Halo Acquisition on December 19, 2019 (the “Halo Acquisition Date”), for $38.2 million. The consideration was subject to customary adjustments for Halo’s net working capital, cash, and indebtedness, and consisted of a combination of (i) cash consideration of $20.5 million, (ii) 2,134,390 shares of the Company’s common stock, par value $0.001 per share ($3.9 million), (iii) Seller Notes totaling $15,000,000, and (iv) 937,500 Seller Warrants ($0.3 million). The Company incurred $0.9 million in transaction costs, which are included in general and administrative expenses.

The Halo Acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to the identifiable assets and liabilities based on their estimated fair values at the Halo Acquisition Date.  Halo’s revenue of $0.7 million and net and comprehensive loss of $0.2 million have been included in the consolidated results of the Company since the Halo Acquisition Date.

The determination of the preliminary purchase price allocation to specific assets acquired and liabilities assumed is incomplete for Halo.  The preliminary purchase price allocation may change in future periods as the fair value estimates of assets and liabilities and the valuation of the related tax assets and liabilities are completed. The preliminary purchase price allocation is summarized as follows:

Dollars in thousands
Total purchase price	$38,244
Assets and liabilities acquired:
Assets
Property and equipment	260
Accounts receivable	5,540
Inventories	5,160
Intangible assets	14,690
Other assets	329
Total assets	25,979
Liabilities
Accounts payable	4,628
Accrued liabilities	1,553
Long term liability	168
Total liabilities	6,349
Net assets acquired	19,630
Goodwill	$18,614

The intangible assets acquired relate to customer relationships and trade name. The intangible asset related to customer relationships reflects the estimated net present value of the future cash flows associated with the stable and recurring customer base acquired in the Halo Acquisition. The fair value was determined using an income approach, which recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on current sales projections and estimated direct costs for each product line. Acquired customer relationships are finite-lived intangible assets and are amortized over their estimated life of 7 years using the straight-line method, which approximates the customer attrition rate, reflecting the pattern of economic benefits associated with these assets.

All of Halo’s products and services are sold under the “Halo” trade name, and each major product is identified by this trade name. The trade name of the Company was valued on an income approach using a 2% royalty rate which is supported by both market royalty rate data and profitability factors of Halo. The trade name is a finite-lived intangible asset and is being amortized over its estimated life of 15 years using the straight-line method, which reflects the pattern of economic benefits associated with this asset.

The excess of purchase price over the fair value amounts assigned to the identifiable assets acquired and liabilities assumed represents goodwill from the acquisition. The Company believes the factors that contributed to goodwill include the acquisition of a talented workforce and administrative cost synergies. The Company does not expect any portion of this goodwill to be deductible for tax purposes. See “Note 9 – Intangible assets, royalties and goodwill.”

Pro Forma Information (Unaudited)

The following pro forma results reflect only pro forma adjustments for additional interest expense to fund the Halo Acquisition, amortization of deferred financing costs related to short term loan and line of credit, reduction in interest expense associated with the repayment of the Halo debt on the Halo Acquisition Date, amortization of identifiable intangible assets associated with the Halo Acquisition, share-based compensation expense related to stock options granted and effects of adjustments made to carrying values of acquired assets and liabilities. However, pro forma results do not include any anticipated synergies from the acquisition of Halo and accordingly, are not necessarily indicative of the results that would have occurred if the Halo Acquisition had occurred on the dates indicated or that may result in the future.

Dollars in thousands	Twelve Months ended December 31,
	2019	2018
Net revenues	$48,152	$51,388

Net loss per share attributable to common stockholders	$192,592	$25,958

Reverse Acquisitions of Better Choice and Bona Vida by TruPet

On May 6, 2019, the Company completed the May Acquisitions through the issuance of 33,130,806 shares of common stock, par value $0.001 of the Company.   Following the completion of the May Acquisitions, the operations of the Company were primarily comprised of the operations of TruPet and Bona Vida.  The strategic objective for combining the two complementary businesses was to create a leading innovative holistic pet wellness company operating in a rapidly evolving and growing industry.

TruPet was determined to be the accounting acquirer of the Company and Bona Vida.  As such, the historical financial statements are those of TruPet, and TruPet’s equity has been re-cast to reflect the equity structure of the Company and the shares of common stock received. Better Choice exchanged 15,027,533 shares for the outstanding membership interest in TruPet.

The May Acquisitions were accounted for as asset acquisitions. The purchase price for Better Choice Company was $37.9 million which includes stock, minority interest, and fully vested share-based compensation and transaction expenses.  The transaction price of Better Choice Company includes 100% of all outstanding stock valued at net $32.7 million, non-cash transaction costs of $4.8 million, cash transaction costs of $0.4 million and fully vested share-based compensation with an estimated fair value of $0.1 million.  The stock exchanged in the May Acquisitions of Better Choice Company is equal to the 3,915,856 shares of Better Choice Company outstanding prior to the issuance of additional shares in the May Acquisitions, at the market price of $6.00 per share. The total purchase price has been allocated based on an estimate of the fair value of Better Choice Company’s assets acquired and liabilities assumed with the remainder recorded as an expense.  The loss on acquisition of Better Choice Company’s net liabilities is $39.6 million.

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

On May 6, 2019, the fair value of the following assets and liabilities were acquired resulting in the total loss of approximately $147.4 million:

Dollars in thousands	Better Choice Company	Bona Vida	Total
Total Purchase Price	$37,949	$108,620	$146,569
Net Assets (Liabilities) Acquired:
Assets
Cash and cash equivalents	7	384	391
Restricted cash	-	25	25
Accounts receivable	-	69	69
Inventories	-	95	95
Prepaid expenses and other current assets	32	348	380
Intangible assets	986	-	986
Other assets	-	74	74
Total Assets	1,025	995	2,020
Liabilities
Warrant derivative liability	(2,130)	-	(2,130)
Accounts payable & accrued liabilities	(544)	(153)	(697)
Total Liabilities	(2,674)	(153)	(2,827)
Net Assets (Liabilities) Acquired	(1,649)	842	(807)
Loss on Acquisitions	$(39,598)	$(107,778)	$(147,376)

Note 3 – Revenue

The Company recognizes revenue to depict the transfer of promised goods to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the goods. The Company has two categories of revenue channels: retail-partner based (“Retail”), which includes the sale of product to e-commerce retailers, pet specialty chains, grocery, mass and distributors, and direct to consumer, (“DTC”), which is focused on driving consumers to directly purchase product through our online web platform.  A significant portion of the Company’s revenue is derived from the DTC channel which represents 89% of consolidated revenue; the Retail channel represents 11% of consolidated revenue for the year ended December 31, 2019. The revenue channel percentage will change in 2020 with the acquisition of Halo, as the Halo business is predominantly driven by the Retail channel. The majority of these sales transactions are single performance obligations that are recorded when control is transferred to the customer.  The Company offers a loyalty program to their DTC customer which creates a separate performance obligation upon customer participation.

The following is a description of principal activities from which the Company generates its revenue, by revenue channel.

The Company’s DTC products are offered through the online stores where customers place orders directly for delivery across the United States. Revenue is recorded, net of point of sale discounts, at the time the order is shipped to the customer as this is when it has been determined that control has been transferred, and includes shipping paid by customers. Revenue is measured as the amount of consideration, net of discounts, the Company expects to receive in exchange for transferring the merchandise. The Company has elected to exclude from revenue all collected sales taxes paid by its customers.

Revenue is deferred for orders that have been placed, and paid for, but have not yet have been shipped. Based on the historical experience, the Company records an estimated liability for returns.  Product returns were less than $0.4 million and $0.7 million in 2019 and 2018, respectively.

For the Company’s DTC loyalty program, a portion of revenue is deferred at the time of the sale as points are earned based on the relative stand-alone selling price, and not recognized until the redemption of the loyalty points.  The program enables customers to accumulate points based on their spending. For every $1 spent, customers receive twelve points, and for every five hundred points earned, customers will receive a $5 gift card which can be redeemed for goods purchased on-line. The points do not expire and the Company, based on historical redemption experience estimates a redemption rate of 37%. As of December 31, 2019 and 2018, customers earned, but not redeemed, loyalty program awards amounted to $0.2 million and less than $0.1 million, respectively. The Company recognized less than $0.2 million as revenue from the loyalty program for the year ended December 31, 2019. There was no revenue recognized for the year ended December 31, 2018 related to the loyalty program.

The amount included in net sales related to recoveries of shipping costs by charging the customer a shipping fee for direct to consumer customers was $0.7 million and $0.9 million for the years ended December 31, 2019 and 2018, respectively.

The Company’s Retail channel includes the sale of goods to Retail customers for resale. The Retail sale of goods is considered a single performance obligation. The Company records revenue net of point of sale discounts. Retail customers are not subject to sales tax.

Revenue for Retail sales are recognized when the product is shipped to the Retail customer as this is when it has been determined that control has been transferred, the majority of Retail customers pick up their orders.  There is an exception with one key customer with specific FOB destination shipping terms as this is when it has been determined that control has transferred. Shipping costs associated with moving finished products to customers through third party carriers were $2.3 million and $2.5 million for the years ended December 31, 2019 and 2018, respectively.

Note 4 - Inventories

Inventories are summarized as follows:

Dollars in thousands	December 31, 2019	December 31, 2018
Food, treats and supplements	$6,425	$1,301
Inventory packaging and supplies	504	133
Other products and accessories	73	191
	7,002	1,625
Inventory reserve	(422)	(68)
	$6,580	$1,557

Note 5 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

Dollars in thousands	December 31, 2019	December 31, 2018
Prepaid advertising & marketing	$1,776	$-
Prepaid slotting fees	425	-
Prepaid insurance	164	15
Deposits	115	-
Prepaid state registration fees	81	-
Other	80	254
Total prepaid expenses and other current assets	$2,641	$269

On August 28, 2019, the Company entered into a radio advertising agreement with iHeartMedia + Entertainment, Inc. and issued 1,000,000 shares of common stock valued at $3.4 million for future advertising to be provided to the Company from August 2019 to August 2021.  During the year ended December 31, 2019, $0.6 million of the $3.4 million of the prepaid advertising was incurred. In addition, the agreement required the Company to spend a minimum amount for talent fees or other direct iHeart costs. The company has committed to using $1.7 million of the media inventory by August 28, 2020, with the remainder of the inventory available through August 28, 2021. The Company expensed $0.6 million of the media inventory for the year ended December 31, 2019, reducing the prepaid advertising balance to $2.8 million, of which $1.7 million is recorded in prepaid expenses and other current assets and $1.1 million in other noncurrent assets.

Note 6 - Property and equipment

Property and equipment consist of the following:

Dollars in thousands	December 31, 2019	December 31, 2018
Equipment	$222	$49
Furniture and fixtures	138	46
Computer software	115	-
Computer equipment	4	14
Total property and equipment	479	109
Accumulated depreciation	(62)	(38)
Net property and equipment	$417	$71

Depreciation expense was less than $0.1 million for the years ended December 31, 2019 and 2018. Depreciation expense is included as a component of general and administrative expenses.

Note 7 – Accrued liabilities

Accrued liabilities consist of the following:

Dollars in thousands	December 31, 2019	December 31, 2018
Accrued professional fees	$1,695	$-
Accrued sales tax	1,233	-
Accrued payroll and benefits	994	85
Accrued trade promotions	357	-
Accrued dividends	256	-
Accrued interest	109	-
Other	77	-
Total accrued liabilities	$4,721	$85

The Company has historically collected and remitted sales tax based on the locations of its significant physical operations. On June 21, 2018, the U.S. Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair Inc., 17-494. Among other things, the Court held that a state may require an out-of-state seller with no physical presence in the state to collect and remit sales taxes on goods the seller ships to consumers in the state, overturning existing court precedent. The Company discovered that TruPet had not collected and paid sales tax related to all sales in some states where it had a physical presence.  The Company recognized $1.2 million and no sales tax liability as of December 31, 2019 and 2018, respectively.  While additional assessments are not anticipated, additional states may assert that the Company has nexus and must pay sales tax for prior sales.  The Company does not believe that additional assessments, if any, will have a material impact on our financial position or results of operations.

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2019, the Company identified an error as of December 31, 2018 related to an understatement of sales taxes due and payable of $0.7 million. The error was corrected during the year ended December 31, 2019. The Company believes that the correction of this error is not material to the consolidated financial statements as of and for the year ended December 31, 2019.

Note 8 – Operating leases

Effective January 1, 2019, the Company adopted the FASB guidance on leases (“Topic 842”), which requires leases with durations greater than twelve months to be recognized on the balance sheet. The Company adopted Topic 842 using the modified retrospective transition approach.  Prior year financial statements were not recast under Topic 842, and therefore those amounts are not disclosed. The Company has elected certain practical expedients, including the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs as well as an accounting policy to account for lease and non-lease components as a single component.  The Company also elected the optional transition method that gives companies the option to use the effective date as the date of initial application on transition, and as a result, the Company did not adjust its comparative period financial information or make the new required lease disclosures for periods before the effective date. The Company has elected to make the accounting policy election for short-term leases. Consequently, short-term leases are recorded as an expense on a straight-line basis over the lease term.  The Company did not elect the hindsight practical expedient.

The Company’s leases relate to our corporate offices and warehouse. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Lease renewal options are not included in the measurement of the right-of-use assets and right-of-use liabilities unless the Company is reasonably certain to exercise the optional renewal periods. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.  Additionally, the Company’s leases contain rent escalations over the lease term and the Company recognizes expense for these leases on a straight-line basis over the lease term. Some of the Company’s leases include rent escalations based on inflation indexes.

The Company identified an error as of January 1, 2019 related to the adoption of ASC 842, Leases, which resulted in an overstatement of less than $0.1 million for right-of-use assets and operating lease liabilities, respectively.   The Company also identified an overstatement of Accumulated Deficit of less than $0.1 million as of January 1, 2019.  The errors related to the impact upon adoption of ASC 842 were corrected during the twelve months ended December 31, 2019.  The Company believes the correction of these errors is not material to the consolidated financial statements as of and for the twelve months ended December 31, 2019.

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

The table below presents the lease-related assets and liabilities recorded upon adoption:

		January 1,
Dollars in thousands	Classification on the balance sheet 2019	2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	421

Liabilities
Current - operating	Operating lease liability short term	87
Noncurrent - operating	Operating lease liability long term	342
Total lease liabilities		$429

The table below presents certain information related to the lease costs for operating leases for the years ended December, 31 2019 and 2018.

	Year ended December 31,
Dollars in thousands	2019	2018
Operating lease costs	369	189
Variable lease costs	31	42
Total operating lease costs	$400	231

As of December 31, 2019, the weighted-average remaining operating lease term was 2.6 years and the incremental borrowing rate was 12.5% for operating leases recognized on our consolidated balance sheet. Short term lease costs, excluding expenses relating to leases with a lease term of one month or less, was $0.1 million for the year ended December 31, 2019.

Rent expense for the year ended December 31, 2019 and 2018 was $0.5 million and $0.2 million, respectively.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for each of the first four years and total of the remaining years to the operating lease liabilities recorded on the balance sheet.

Operating Leases
2020	444
2021	459
2022	240
2023	5
Total minimum lease payments	1,148
Less: amount of lease payments representing interest	162
Present value of future minimum lease payments	$986
Less: current obligations under leases	345
Long-term lease obligations	$641

Future minimum lease payments under contractually-obligated leases as of December 31, 2018 were as follows (in thousands):

Year ending December 31,

2019	257
2020	296
2021	296
2022	123
2023	-
$972

Note 9 – Intangible assets, royalties and goodwill

Intangible assets and royalties

The Company’s intangible assets as of December 31, 2019 consist of customer relationships and trade name acquired in the Halo Acquisition. The customer relationships and trade name are amortized over their estimated useful lives of 7 and 15 years respectively, using the straight-line method.

In April 2019, Better Choice Company entered into a licensing agreement with Authentic Brands and Elvis Presley Enterprises (“ABG”) whereby Better Choice was to sell newly developed hemp-derived CBD products that will be marketed under the Elvis Presley Houndog name.  The license agreement required an upfront equity payment of $1.0 million worth of common stock. Upon the May Acquisitions on May 6, 2019, the Company acquired the license agreement and recorded it at its amortized cost which approximated fair value.

As of December 31, 2019, the Company paid $0.6 million of the 2019-2020 agreed royalty payments. As there were no sales related to Houndog products during the year ended December 31, 2019, the Company determined that the minimum royalties paid during the year through December 31, 2019 should be expensed. The Houndog license agreement was terminated on January 13, 2020, see “Note 22 - Subsequent events.” The Company recognized amortization expense of $0.1 million and an impairment of the license intangible of $0.9 million as of and for the period ended December 31, 2019, respectively.

The Company’s intangible assets as of December 31, 2019 are as follows:

Dollars in thousands
		December 31, 2018	December 31, 2019
	Weighted- Average Remaining Useful Lives (in years)	Gross Carrying Amount	Additions	Adjustments	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License	-	$-	$986	$(986)	$-	$-	$-
Customer relationships	7	-	7,500	-	7,500	(35)	7,465
Trade name	15	-	7,190	-	7,190	(14)	7,176
Total intangible assets		$-	$15,676	$(986)	$14,690	$(49)	$14,641

The Company did not have intangible assets or amortization expense during the year ended December 31, 2018.

The estimated future amortization of intangible assets over the remaining weighted average useful life of 10 years is as follows:

Dollars in thousands
Years ended December 31,
2020	$1,551
2021	1,551
2022	1,551
2023	1,551
2024	1,551
Thereafter	6,886
$14,641

Note 10 - Line of credit, short term loan and notes payable

The components of the Company’s debt consist of the following:

	December 31, 2019			December 31, 2018
	Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
Note payable (due to related parties)	$-			$1,600	26.6%	May 6, 2019
Short term loan, net	16,061	(2)	December 19, 2020
Lines of credit, net	4,819	(2)	December 19, 2020	4,600	(1)	May 6, 2019

November 2019 notes payable, net (November 2019 Notes)	2,769	10.0%	November 4, 2021
December 2019 senior notes payable, net (Seller Notes)	9,191	10.0%	June 30, 2023	-
December 2019 junior notes payable, net (Seller Notes)	4,410	10.0%	June 30, 2023
Total debt	37,250			6,200

(1)	Interest at LIBOR plus 3%

(2)	Interest at Bank of Montreal Prime plus 8.05%

TruPet line of credit, due to related parties and revolving line of credit

In May 2017, TruPet along with the majority owners serving as co-borrowers entered into a line of credit providing for up to $2.0 million of borrowings secured by the personal assets of the two majority owners. Through various amendments, the maximum borrowings under the credit facility increased to $4.6 million as of December 31, 2018, with a maturity of May 2019. Borrowings bore interest at LIBOR plus 3% and were repaid on May 6, 2019. At December 31, 2018, outstanding borrowings were $4.6 million.

The line of credit was secured by personal assets of the co-borrowers, as noted above. Covenants under the line of credit required TruPet to be within certain restrictions. As of December 31, 2018, TruPet was in compliance with its covenants.

At December 31, 2018, due to related party consisted of a $1.6 million unsecured note payable to a director of TruPet bearing 26.6% interest with principal and interest due within 30 days after change of control, as described below.  On May 6, 2019, this loan was repaid. There was no accrued interest recorded at either December 31, 2018 or December 31, 2019.

On May 6, 2019, Better Choice Company refinanced the $4.6 million credit facility and the $1.6 million note payable to a director with a $6.2 million revolving line of credit with a financial institution. The $6.2 million revolving line of credit was secured by restricted cash held in a money market account. In connection with the consummation of the Halo Acquisition, the Company terminated the $6.2 million revolving line of credit. Early termination of the revolving line of credit did not trigger any premiums or penalties, other than customary breakage costs.

Short term loan and line of credit

On the Halo Acquisition Date, the Company entered into a Loan Facilities Agreement (the “Facilities Agreement”) by and among the Company, as the borrower, the several lenders from time to time parties thereto (collectively, the “Lenders”) and a private debt lender, as agent (the “Agent”). The Facilities Agreement provides for (i) a term loan facility of $20.5 million and (ii) a revolving demand loan facility not to exceed $7.5 million.  The Company borrowed $20.5 million on the short term loan and $5.0 million on the line of credit on December 19, 2019. The principal remains outstanding as of December 31, 2019.

The short-term loan and line of credit were issued with customary affirmative and negative covenants relating to the incurrence of debt, liens, declaring or paying dividends, purchasing our redeeming our common stock, the making of restricted payments and asset sales and certain other fundamental changes and events of default such as maintaining timely payments, filing tax and regulatory documents in a timely manner, continuing the existing business with control over existing assets, default on senior debt, and voluntary or involuntary bankruptcy or insolvency proceedings. The Facilities Agreement is secured by substantially all assets of the Company and the subsidiary guarantors (who include Halo, TruPet and Bona Vida).

As of December 31, 2019, the term loan outstanding was $20.5 million, net of debt issuance costs and discounts of $4.4 million, and the line of credit outstanding was $5.0 million, net of debt issuance costs of $0.2 million.  The debt issuance costs and discounts are amortized using the effective interest method.  The term loan and line of credit are scheduled to mature on December 19, 2020 or such earlier date on which a demand is made by the Agent or any Lender.

The Company used the proceeds of the short term loan to complete the Halo Acquisition and to pay transaction fees and expenses.  The Company intends to use the proceeds of the line of credit for working capital and general corporate purposes.

To induce the Agent to enter into the agreement, certain directors and shareholders of the Company (“Shareholder Guarantors”) agreed to enter into a Continuing Guaranty (the “Shareholder Guaranties”) in the amount of $20.0 million and guarantee the Company’s obligations under the agreement.  As consideration for the Shareholder Guaranties, the Company agreed to issue common stock purchase warrants to the Shareholder Guarantors in an amount equal to 0.325 warrants for each dollar of debt under the agreement guaranteed by such Shareholder Guarantors (the “Guarantor Warrants”). The Guarantor Warrants are exercisable any time from the date of issuance for up to 24 months from the date of the consummation of an IPO (as defined therein) at an exercise price $1.82 per share. The Guarantor Warrants have a fair value of $4.2 million on the date of issuance.

As of December 31, 2019, the Company was in compliance with its debt covenants.

Notes Payable

On November 4, 2019, the Company issued $2.8 million of subordinated convertible notes (the “November 2019 Notes”) which carry a 10% interest and mature on November 4, 2021.  The interest is payable in arrears on March 31, June 30, September 30 and December 31 of each year.  Interest is payable by increasing the aggregate principal amount of the November 2019 Notes.  The November 2019 Notes are exercisable any time from the date of issuance and carry a conversion price of the lower of (a) $4.00 per share or (b) the IPO Price.  The IPO Price is the price at which the Company’s stock will be sold at a future IPO.  The Company issued incremental warrants associated with the November 2019 Notes with a fair value of less than $0.1 million. The November 2019 Note was amended on January 6, 2020, see “Note 22-Subsequent events.”  As of December 31, 2019, the November 2019 Notes outstanding was $2.8 million, net of discounts of less than $0.1 million. The discounts are amortized over the life of the November 2019 Notes using the effective interest method.

On December 19, 2019, the Company issued $10.0 million and $5.0 million in senior subordinated convertible notes (the “Senior Seller Notes”) and junior subordinated convertible notes (the “Junior Seller Notes” and, together with the Senior Seller Notes, the “Seller Notes”) to the sellers of Halo.  The Seller Notes are exercisable any time from the date of issuance and carry a 10% interest rate and mature on June 30, 2023.  The interest is payable in arrears on March 31, June 30, September 30 and December 31 of each year.  Interest is payable by increasing the aggregate principal amount of the Seller Notes.  The Seller Notes carry a conversion price of the lower of (a) $4.00 per share or (b) the IPO Price.  As of December 31, 2019, the Senior Seller Notes outstanding was $9.2 million, net of discounts of $0.9 million, and the Junior Seller Notes outstanding were  $4.4 million, net of discounts of $0.5 million.  The discounts are being amortized over the life of the Seller Notes using the effective interest method.

The fair values of the November 2019, Senior and Junior Seller Notes are based on observable inputs, including quoted market prices (Level 2).  The fair values of the November 2019, Senior and Junior Seller Notes were approximately $2.8 million, $9.2 million and $4.4 million, respectively, as of December 31, 2019. The remaining borrowings outstanding have a carrying value that approximates fair value due to their short term nature.

The Company’s subordinated convertible notes were all issued with customary affirmative and negative covenants relating to the incurrence of debt, prohibitions on liens and restricted payments and events of default such as failure to pay, default on senior debt, and voluntary or involuntary bankruptcy or insolvency proceedings. It is also an event of default if the Company’s common stock is suspended from trading or the failure of the common stock to be listed on the OTC markets, the pink sheets, NASDAQ, NYSE or other national securities exchange in the United States or Canada for a period of five (5) consecutive days or for more than ten (10) days in any 365-day period.

As of December 31, 2019, the Company was in compliance with all covenant requirements and there were no events of default. All notes payable are subordinated to the short term loan and line of credit.

Interest expense of approximately $0.7 million and $0.9 million was recorded in the consolidated statements of operations and comprehensive loss related to the line of credit, November 2019 and Seller Notes, and other indebtedness for the years ended December 31, 2019 and 2018, respectively.

Note 11 – Warrant derivative liability

On December 12, 2018, the Company closed a private placement offering (the “December Offering”) of 1,425,641 units (the “Units”), each unit consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one half of a share of common stock. The Units were offered at a fixed price of $1.95 per Unit for gross proceeds of $2.8 million. Costs associated with the December Offering were $0.1 million, and net proceeds were $2.7 million. The December Offering generated $2.6 million of net proceeds that were received by the Company during the year ended December 31, 2018 for the sale of 1,400,000 Units, and $0.1 million of the net proceeds were received on January 8, 2019 for the sale of 25,641 Units. The warrants are exercisable anytime from the date of issuance over a two-year period at the initial exercise price of $3.90 per share.

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

During January 2020, the Company issued shares below the exercise price of warrants acquired on May 6, 2019.  Pursuant to the warrant agreement, the Company issued an additional 1,003,232 warrants on March 17, 2020 to its warrant holders at a $1.62 exercise price and revise the existing warrants to an exercise price of $1.62.

The warrants are valued based on future assumptions and, as the reset trigger was a known event on December 31, 2019, the Company included the trigger in the valuation performed during the period ended December 31, 2019.

At May 6, 2019, the derivative liability was recorded at fair value as part of the purchase price of Better Choice Company by TruPet. The following schedule shows the change in fair value of the derivative liabilities as at December 31, 2019.

Dollars in thousands	Warrant liability
Assumption of warrants in May Acquisitions	$2,130
Change in fair value of warrant derivative liability	90
Balance as of December 31, 2019	$2,220

	May 6, 2019	December 31, 2019
Warrant liability
Stock price	$6.00	$2.70
Exercise price	$3.90	$1.62
Expected remaining term (in years)	1.60 – 1.68	0.95 – 1.02
Volatility	64%	69%
Risk-free interest rate	2.39%	1.60%

The valuation of the warrants is subject to uncertainty as a result of the unobservable inputs.  If the volatility rate or risk-free interest rate were to change, the value of the warrants would be impacted.

At December 31, 2019, the Company would be required to pay $1.1 million if all warrants were settled in cash or issue 712,823 shares if all warrants were settled in shares.

Note 12 – Other liabilities

Other liabilities consist of the following:
Dollars in thousands	December 31, 2019	December 31, 2018
Cash advance	$-	$1,899
Investor prepayment	500	-
Deferred rent	-	15
Total other liabilities	$500	$1,914

During fiscal year 2018, the Company received net cash advances totaling $1.9 million from a third-party lender, that were secured by customer payments on future sales and receivables.  At December 31, 2019, the Company held $0.5 million as a prepayment for the issuance of common stock in 2020.

Note 13 – Commitments and contingencies

In the normal course of business, the Company may be subject to various legal claims and contingencies that arise, including claims related to commercial transactions, product liability, health and safety, taxes, environmental matters, employee matters and other matters.  Litigation is subject to numerous uncertainties and the outcome of individual claims and contingencies is not predictable.  It is possible that some legal matters for which reserves have or have not been established could result in an unfavorable outcome for the Company and any such unfavorable outcome could be of a material nature or have a material adverse effect on our consolidated financial condition, results of operations and cash flows.  Management is not aware of any claims or lawsuits that may have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Company has no purchase obligations as of December 31, 2019.

Note 14 – Redeemable series E convertible preferred stock

On May 6, 2019, the Company acquired 2,633,678 outstanding shares of Series E, which represented an element of the purchase price and were recorded at fair value (on an as converted into common stock basis) based on the $6.00 per share closing price of Better Choice Company’s shares of common stock as they remained outstanding after the reverse acquisitions discussed in “Note 2 - Acquisitions” above. The Series E has a stated value of $0.99 per share; is convertible to common stock at a price of $0.78 per share.

On May 10, 2019 and May 13, 2019, holders of the Company’s Series E converted 689,394 and 236,364 preferred shares into 875,000 and 300,000 shares of the Company’s common stock, respectively.

On November 21, 2019, holders of the Company’s Series E converted 320,542 preferred shares into 406,841 shares of the Company’s common stock.

As of December 31, 2019, 1,387,378 shares of Series E remain outstanding.

The rights, preferences and privileges of Series E are as follows:

Voting

The Series E has voting rights equal to those of the underlying common stock and ranks senior in respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.

Dividends

The holders of the Series E are entitled to receive cumulative dividends at a rate of 10% per annum on the stated value. Each Holder of Series E will be entitled to receive dividends or distributions on each share of Series E on an as converted into common stock basis. Pursuant to waiver letters executed by each investor, the holders of the Company’s Series E agreed to waive their right to the distribution of dividends until October 22, 2020. Dividends accrued are $0.3 million as of December 31, 2019 and remain unpaid.  There were no dividends accrued as at December 31, 2018.

Liquidation

In the event of a Liquidation Event, the holders of Series E will be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of any of shares of common stock, an amount per share of Series E Preferred equal to the greater of (A) the sum of (1) the Stated Value thereof plus (2) the Additional Amount thereon and any accrued and unpaid Late Charges with respect to such Stated Value and Additional Amount as of such date of determination (the “Conversion Amount”) and (B) the amount per share such holder of Series E would receive if such holder converted such Series E into common stock immediately prior to the date of such payment. Liquidation Event means, whether in a single transaction or series of transactions, the voluntary or involuntary liquidation, dissolution or winding up of the Corporation or such Subsidiaries the assets of which constitute all or substantially all of the assets of the business of the Corporation and its Subsidiaries, taken as a whole.

Conversion

Each holder of Series E will be entitled to convert any portion of the outstanding Series E held by such holder into validly issued, fully paid and non-assessable shares of common stock at the conversion rate. The number of shares of common stock issuable upon conversion of any share of Series E would be determined by dividing (x) the Conversion Amount of such share of Series E by (y) the conversion price. The Series E has a stated value of $0.99 per share; is convertible to common stock at a price of $0.78 per share.

Redemption

Under certain default conditions, the Series E is subject to mandatory redemption in cash equal to 125% of the greater of $0.99 per share ($1.23 per share) or 75% of the market price of the common stock. The Series E has a stated value of $0.99 per share; is convertible to common stock at a price of $0.78 per share. Redemption of the Series E also occurs upon Triggering Events, which are not all entirely within the control of the Company. Due to this redemption option, the Series E is recorded in the mezzanine equity and subject to subsequent measurement under the guidance provided under FASB ASC 480-10-S99-3A, Accounting for Redeemable Equity Investments.

Note 15 - Stockholders’ deficit

As noted above, the May Acquisitions were completed on May 6, 2019.  At the closing of the transaction, Better Choice Company issued 14,229,041 shares of its common stock in exchange for 93% of the outstanding ownership units of TruPet.  Additionally, on May 6, 2019, Better Choice Company issued 18,103,273 shares of its common stock in exchange for all outstanding shares of Bona Vida.  The operations of Better Choice Company subsequent to the May Acquisitions are those of TruPet and Bona Vida.  For accounting purposes, the transaction is considered a reverse merger whereby TruPet is considered the accounting acquirer of Better Choice Company and Bona Vida.

As a result of the transactions, the historical TruPet members’ equity (units and incentive units) have been re-cast to reflect the equivalent Better Choice common stock for all periods presented after the transaction.  Prior to the transaction, TruPet was a limited liability company and as such, the concept of authorized shares was not relevant.

Capital contributions and distributions of capital

During the year ended December 31, 2018, a Company manager contributed $0.4 million and received $0.4 million as distributions.  There was no equity issued for the contribution. There was no capital contribution or distribution in 2019 by Company directors.

Series A preferred stock

In December 2018, the Company completed a private placement and issued 2,391,403 Series A Preferred Stock to unrelated parties for $2.17 per share.  The proceeds were approximately $4.7 million, net of $0.5 million of issuance costs.  Additionally, on February 12, 2019, an additional private placement of 69,115 Series A Preferred Stock at $2.17 per share was completed.  The proceeds were approximately $0.2 million, net of share issuance costs. On May 6, 2019, all Series A Preferred Shares were converted to 2,460,517 shares of common stock.

Common stock

On March 14, 2019, Better Choice Company Inc. filed a certificate of amendment of Certificate of Incorporation with the Delaware Secretary of State to effect a one-for-26 reverse split of common stock effective March 15, 2019. All of the Common and Preferred Stock amounts and per share amounts in these financial statements and footnotes have been retroactively adjusted to reflect the effect of this reverse split. On April 22, 2019, the Better Choice Company Inc. filed a certificate of amendment of certificate of incorporation with the State of Delaware which resulted in authorized shares of common stock of 88,000,000. The Company has 47,977,390 and 11,661,485 shares of common stock issued and outstanding as of December 31, 2019 and December 31, 2018, respectively.

On December 12, 2018, Better Choice Company Inc. closed a private placement offering (the “December Offering”) of 1,425,641 units (the “Units”), each unit consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one half of a share of common stock.  The Units were offered at a fixed price of $1.95 per Unit for gross proceeds of $2.8 million.  Costs associated with the December Offering were $0.1 million, and net proceeds were $2.7 million.  Net proceeds of $2.6 million were received by Better Choice Company Inc. during the period ended December 31, 2018 for the sale of 1,400,000 Units, and $0.1 million of the net proceeds were received on January 8, 2019 for the sale of 25,641 Units. The Warrants are exercisable over a two-year period at the initial exercise price of $3.90 per share. See “Note 11 – Warrant derivative liability,” A portion of the proceeds from this private placement was used to acquire the initial 7% of TruPet.

In connection with the December Offering, Better Choice Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with each investor in the December Offering. Pursuant to the Registration Rights Agreement, the Company agreed to use commercially reasonable efforts to file with the Securities and Exchange Commission a registration statement on Form S-1 (or other applicable form) within 60 days following the closing date to register the resale of the shares of common stock sold in the December Offering and shares of common stock issuable upon exercise of the Warrants.

On May 6, 2019, the Company acquired 1,011,748 shares of common stock valued at $6.1 million representing its initial 7% investment in TruPet.  These shares are recorded as an acquisition of treasury shares.

On May 6, 2019, the Company issued 5,744,991 million units for gross proceeds of $3.00 per unit in a PIPE transaction.  Each unit included one share of common stock of Better Choice Company stock and a warrant to purchase an additional share.  The shares issued in the PIPE are subject to the Securities and Exchange Commission’s Rule 144 restrictions which require the purchasers of the PIPE units to hold the shares for at least 6 months from the date of issuance. The funds raised from the PIPE were used to fund the operations of the combined company. Net proceeds of $15.7 million were received in the private placement, allocable between shares of common stock and warrants.

Pursuant to the employment agreement of an officer with Bona Vida dated October 29, 2018; the officer was entitled to a $500,000 change of control payment.  The officer later agreed to receive 100,000 shares of Better Choice Company common stock.  The 100,000 shares of common stock were valued at $6.00 per share, which was the market value as of the date of the May Acquisitions.

On December 19, 2019, the Company completed the Halo Acquisition for $38.2 million. At the closing of the transaction, in addition to cash and other consideration, Better Choice Company issued 2,134,390 shares of the Company’s common stock, par value $0.001 per share in exchange for 100% of the outstanding ownership units of Halo. The 2,134,390 shares of common stock were valued at $1.82 per share, which was the market value as of the date of the Halo Acquisition.

As of December 31, 2019, the Company has reserved approximately 31.0 million shares of common stock for future issuance as follows:

December 31, 2019
Conversion of Series E	1,760,903
Exercise of options to purchase common stock	7,791,833
Warrants to purchase common stock	16,981,854
Notes payable	4,437,500
Total	30,972,090

The Company did not reserve any shares for future issuances during the year ended December 31, 2018.

Share-based compensation

During the period from November 1, 2018 through May 5, 2019, incentive units for the equivalent of 1.3 million shares were awarded to employees and consultants.  The incentive units were measured at fair value on the date of each respective award with a weighted average value per equivalent share of $2.47.  The awards were to vest over a period of two to three years.  On May 6, 2019, all outstanding incentive unit awards issued prior to May 6, 2019 immediately vested.  As a result of the immediate vesting of these incentive units, share-based compensation expense equal to $2.2 million was recorded in the consolidated statements of operations and comprehensive loss on May 6, 2019.

Options in Better Choice Company Inc. which had been granted in December 2018 to purchase an aggregate of 38,462 shares of common stock at an exercise price of $6.76 per share were outstanding on May 6, 2019 (the “legacy options”).  As a result of the May Acquisitions, those legacy options immediately vested. The accelerated vesting expense of $0.1 million was recognized as part of the purchase price of Better Choice Company.

On May 6, 2019, the Company acquired the Better Choice Company Inc. 2019 Incentive Award Plan (the “2019 Plan”) which became effective as of April 29, 2019. The 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock or cash-based awards or a dividend equivalent award (each an “Award”). Nonemployee directors of the Company and employees and consultants of the Company or any of its subsidiaries are eligible to receive awards under the 2019 Plan. The 2019 Plan authorizes the issuance of (i) 6,000,000 shares of common stock plus (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 10% of the shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of common stock as determined by the Board.

Options to purchase an aggregate of 5,250,000 shares of the Company’s common stock at an exercise price of $5.00 per share were granted to management and nonemployee directors of Better Choice Company on May 2, 2019. Subject to Holder’s continued status as an Employee, Director or Consultant through each vesting date, the Option shall vest and become exercisable with respect to 1/24th of the Shares subject thereto (rounded down to the next whole number of Shares) on the last day of each month, beginning with May 31, 2019, such that the Option shall be fully vested and exercisable on April 30, 2021.

On November 11, 2019, the Company received shareholder approval for the Amended and Restated 2019 Incentive Award Plan (the “Amended 2019 Plan”).  Under the Amended 2019 Plan, the number of option awards available for issuance increased from 6,000,000 to 9,000,000 on December 19, 2019.

Effective as of December 19, 2019, the Board repriced all outstanding options under the Amended 2019 Plan As a result, the exercise price of all outstanding vested and unvested options was lowered to $1.82 per share, the closing price of the Company’s common stock on December 19, 2019. No other terms of the option agreements were changed.  The change in exercise price of the outstanding options caused an increase in fair value of all vested options at date of repricing of $0.6 million which was expensed by the Company.  The change in exercise price also caused an increase in fair value of all unvested options at date of repricing of $0.8 million.

As of December 31, 2019, 7,753,371 options were outstanding under the Amended 2019 Plan. As of December 31, 2018, incentive units for the equivalent of 164,356 shares were outstanding. These incentive units were awarded to a consultant.

After the May Acquisitions an additional 2,503,371 stock option awards were granted under the 2019 Plan and Amended 2019 Plan.  During the year ended December 31, 2019, 912,917 stock option awards vested due to severance agreements.

The following table provides detail of the options granted and outstanding:

			Vested options	Non-vested options
	Total number of options	Weighted average exercise price	Number	Number	Weighted average grant date fair value
Legacy options	38,462	$6.76	38,462	-	$8.06
Acquired on May 6, 2019	5,250,000	1.82	-	5,250,000	0.92
Granted	2,503,371	1.83	-	2,503,371	0.97
Vested during period	-	1.89	2,678,329	(2,678,329)	1.02
Options outstanding at December 31, 2019	7,791, 833	$1.85	2,716,791	5,075,042	$0.97
Options expected to vest				5,075,042
Weighted average exercise price			$1.89	$1.82
Weighted average remaining contractual term (years)			9.3	9.6
Aggregate intrinsic value at December 31, 2019 (in thousands)			$2,357	$4,448

All vested options are exercisable and may be exercised through a five or ten-year anniversary of the grant date (or such earlier date described in the applicable award agreement).

At December 31, 2019 and 2018, 7,791,833 and 164,356 stock options or stock option equivalents remain outstanding with a remaining life of 9.5 and 1.8 years respectively.

Pursuant to ASC 718-10-35-8, the Company recognizes compensation cost for stock awards with only service conditions that have a graded vesting schedule on a straight-line basis over the service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.  During the year ended December 31, 2019 and 2018, $10.3 million and $0.4 million, respectively, of share-based compensation expense was recognized related to options or stock option equivalents issued.  During the year ended December 31, 2019, the Company recorded incremental share-based compensation of $0.6 million as a result of the option repricing. The options were valued using the Black-Scholes method assuming the following:

•
Term: For executives and directors, the estimated term is equal to the mid-point between the average vesting date and the contractual term. For all others, the estimated term is equal to the average vesting date plus three years.

•	Dividend yield: 0%
•	Exercise Price: $1.82 to $2.70
•	Risk-free rate: 1.41% to 2.39%
•	Volatility: 55.0% to 62.1

Warrants

On May 6, 2019, in connection with the May Acquisitions the Company acquired 712,823 warrants to purchase common stock with a weighted average exercise price of $3.90. The Company also issued 5,744,991 warrants with an exercise price of $4.25 on May 6, 2019 as part of the PIPE. Additionally, in connection with the PIPE transaction, the Company issued 220,539 warrants to brokers with an exercise price of $3.00. The warrants are exercisable on the date of issuance and expire 24 months from the date of the consummation of a future IPO. On September 17, 2019, a Company advisor was issued 2,500,000 warrants with an exercise price of $0.10 and 1,500,000 warrants with an exercise price of $10.00. The warrants are exercisable as follows: 1,250,000 of the warrants with the $0.10 exercise price are exercisable on the earlier of the twelve-month anniversary of the issuance date or immediately prior to a change in control subject to the advisor’s continued service to the Company; the remaining 1,250,000 of the warrants with the $0.10 exercise price and the 1,500,000 warrants with the $10.00 exercise price are exercisable on the earlier of the eighteen-month anniversary of the issuance date or immediately prior to a change in control subject to the advisor’s continued service to the Company.

On November 4, 2019, the Company issued 11,000 warrants in connection with the November 2019 Notes.  The warrants are exercisable on the date of issuance and expire 24 months from the date of the consummation of a future initial public offering (“IPO”) at an exercise price equal to the greater of (i) $5.00 per share or (ii) the price at which the common stock of the Company was sold in the IPO.

On December 19, 2019, the Company issued 937,500 Seller Warrants in connection with the Seller Notes.  The warrants are exercisable on the date of issuance and expire 24 months from the date of the consummation of a future initial public offering (“IPO”) at an exercise price equal to the greater of (i) $5.00 per share or (ii) the price at which the common stock of the Company was sold in the IPO.

On December 19, 2019 the Company issued 6,500,000 warrants with an exercise price of $1.82 in conjunction with the short term loan (Guarantor Warrants). The warrants are exercisable on the date of issuance and expire 24 months from the date of the consummation of a future IPO.

	Warrants		Exercise Price
Warrants acquired on May 6, 2019	712,823		$3.90
Issued	17,414,030		3.27
Exercised	(1,144,999	)(1)	3.50
Warrants outstanding at December 31, 2019	16,981,854		$3.23

(1) Exercised warrants were converted at 1.1 shares per warrant for a total of 1,259,498 shares.

The intrinsic value of outstanding warrants is $12.2 million as of December 31, 2019. No warrants were issued or outstanding at December 31, 2018.

Note 16 - Employee benefit plans

The Company maintains a qualified defined contribution 401(k) plan, which covers substantially all of our employees. Under the plan, participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. The Company matches 100% of up to 3% and 50% of up to 5% of participant contributions pursuant to the terms of the plan, which contributions are limited to a percentage of the participant’s eligible compensation. The Company made contributions related to the plan and recognized expense of $0.1 million during the year ended December 31, 2019 and zero for the year ended December 31, 2018.

Note 17 - Related party transactions

Management services

During the years ended December 31, 2019 and 2018, the company paid less than $0.2 million and $0.5 million, respectively, for management services provided by an entity owned by a member of the board of directors.

Marketing services

A company controlled by a member of the board of directors provides online traffic acquisition marketing services for the Company. The Company incurred a total of $0.2 million and $0.1 million for their services during the years ended December 31, 2019 and 2018, respectively.  The service contract has a 30-day termination clause. Outstanding balances were less than $0.1 million at December 31, 2019 and December 31, 2018. The outstanding balance is included in Accounts Payable.

Finder’s fee and other services

The Company paid a finders’ fee of $0.3 million and $0.4 million for other professional services during the year ended December 31, 2018 to an entity owned by one of its officers during the year ended December 31, 2018. The Company paid less than $0.1 million during the year ended December 31, 2019.

Notes payable

The Company issued $1.4 million of subordinated convertible notes to a member of the board of directors during the year ended December 31, 2019. Interest related to the subordinated convertible notes was less than $0.1 million.

Halo Transaction Bonus

An executive received a transaction bonus as per his employment agreement upon the close of the Halo Acquisition. The executive received $0.1 million in subordinated convertible notes.

Guarantor warrants

The Company issued a total of 6,500,000 warrants to three members of the board of directors as consideration for the Shareholder Guaranties related to the short term loan during the year ended December 31, 2019.  The 6,500,000 warrants have a fair market value of $4.2 million as of the date of issuance.

Note 18 - Income taxes

For the years ended December 31, 2019 and 2018, the Company recorded no current or deferred income tax expense.

For the year ended December 31, 2018, the Company was a Limited Liability Company, taxed as a partnership.  Thus, all of the Company’s income and losses flowed through to the owners.  Furthermore, no deferred tax assets and liabilities were recorded.  Beginning in 2019 the Company converted to a C-Corporation and is subject to tax at an entity level.

The Company’s effective tax rate differs from the United States federal statutory rate of 21% primarily because the Company’s losses have been fully offset by a valuation allowance due to uncertainty as to the realization of the tax benefit of net operating losses (“NOLs”) for the year ended December 31, 2019. The following table is a reconciliation of the components that caused our provision for income taxes to differ from amounts computed by applying the United States federal statutory rate of 21% for the year ended December 31, 2019:

	Year Ended December 31,
	2019
Statutory U.S. Federal income tax	$(38,760)	21.0%
State income taxes, net	(818)	0.4%
LLC income not taxed	2,376	(1.3%)
Loss on acquisitions	29,051	(15.7%)
Change in valuation allowance	7,892	(4.3%)
Other	259	0.1%
Total provision	$-	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

Year Ended December 31,
2019
Deferred income tax assets:
Net operating loss carryforwards	8,503
Stock options	2,493
Other assets	301
Gross deferred tax assets	11,297
Valuation allowance	(7,913)
Net deferred tax asset	3,384
Deferred income liabilities:
Inventory	(137)
Intangibles	(3,247)
Deferred tax assets, net of valuation allowance	-

As of December 31, 2019, the Company had a deferred tax asset (before valuation allowance) recorded on gross federal and state net operating loss carryforwards of approximately $36.3 million and $32.7 million, respectively. These net operating losses will begin to expire in 2027.

The Internal Revenue Code, as amended (“IRC”), imposes restrictions on the utilization of NOLs and other tax attributes in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use pre-change NOLs may be limited as prescribed under IRC Section 382. Events which may cause limitation in the amount of the NOLs and credits that can be utilized annually include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

Under ASC 805, “Business Combinations”, an acquirer should recognize, and measure deferred taxes arising from assets acquired and liabilities assumed in a business combination in accordance with ASC 740. The financial statement loss includes losses that will not result in future deferred tax assets and therefore these losses are excluded.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets in the future. A significant piece of objective negative evidence evaluated was the cumulative loss incurred through the year ended December 31, 2019 and 2018. Such objective evidence limits the ability to consider other subjective positive evidence such as current year taxable income and future income projections. On the basis of this evaluation, as of the year ended December 31, 2019, a valuation allowance of $7.9 million was recorded since it is more likely than not that the deferred tax assets will not be realized.

Year Ended December 31,
2019
Valuation allowance, at beginning of year	$-
Increase in valuation allowance	7,892
Halo Acquisition	21
Valuation allowance, at end of year	$7,913

As of December 31, 2019 and 2018, the Company had no accrued interest and penalties related to uncertain income tax positions. We do not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.   As of December 31, 2019 and 2018, the Company does not have any significant uncertain tax positions. If incurred, the Company would classify interest and penalties on uncertain tax positions as income tax expense.

The Company is subject to taxation in the United States federal and various state jurisdictions. The Company is not currently under audit by any taxing authorities. The Company remains open to examination by tax jurisdictions for tax years beginning with the 2016 tax year for Federal and 2015 for states.  Federal and state net operating losses are subject to review by taxing authorities in the year utilized.

Note 19 - Major suppliers

The Company sourced approximately 74% and 70% of its inventory purchases from one vendor for the years ended December 31, 2019 and 2018, respectively.

Note 20 - Concentration of credit risk and off-balance sheet risk

Cash and cash equivalents and accounts receivable potentially subject the Company to concentrations of credit risk. At December 31, 2019 and 2018, all the Company’s cash and cash equivalents were deposited in accounts at several financial institutions. The Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company may maintain balances with financial institutions in excess of federally insured limits. The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents.  The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements.   None of the Company’s customers had purchases that represented over 10% of total gross sales for the years ended December 31, 2019 and 2018.  Accounts receivable from the largest customer represented 44% and 68% of accounts receivable at December 31, 2019 and 2018, respectively.

Note 21 - Net loss per share

Basic and diluted net loss per share attributable to common stockholders is presented using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that has not yet been recognized are collectively assumed to be used to repurchase shares.

Basic and diluted net loss per share is calculated by dividing net and comprehensive loss attributable to common stockholders by the weighted-average shares outstanding during the period.  For the years ended December 31, 2019 and 2018, the Company’s basic and diluted net and comprehensive loss per share attributable to common stockholders are the same, because the Company has generated a net loss to common stockholders and common stock equivalents are excluded from diluted net loss per share as they have an antidilutive impact.

The following table sets forth basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2019 and 2018:

Dollars in thousands except per share amounts	Years Ended
	December 31,
	2019	2018
Common stockholders
Numerator:
Net and comprehensive loss	$(184,462)	$(6,026)
Less: Preferred stock dividends	109	-
Net and comprehensive loss available to common stockholders	$(184,571)	$(6,026)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	33,238,600	11,516,421
Net loss per share attributable to common stockholders, basic and diluted	$(5.55)	$(0.52)

Note 22 - Subsequent events

Management has evaluated subsequent events through the date on which the consolidated financial statements were issued.

Stock and Warrant Issuance

On January 3, 2020, the Company issued 308,642 shares of common stock to an investor for net proceeds of $0.5 million, net of issuance costs of less than $0.1 million.

During January 2020, the Company issued shares below the exercise price of warrants acquired on May 6, 2019.  Pursuant to the warrant agreement, the Company issued an additional 1,003,232 warrants on March 17, 2020 to its warrant holders at an exercise price of $1.62 and revised the existing warrants to an exercise price of $1.62.

Amended November 2019 Notes

The November 2019 Notes were amended on January 6, 2020. The amendment incorporates only the preferable terms of the Seller Notes and all other terms and provisions of the November 2019 Note remains in full force and effect. Pursuant to the amended November 2019 Notes, the interest shall be payable by increasing the aggregate principal amount of the November 2019 Notes. As amended, for so long as any event of default (as defined in the November 2019 Note) exists, interest shall accrue on the November 2019 Note principal at the default interest rate of 12.0% per annum, and such accrued interest shall be immediately due and payable.

ABG Termination

On January 13, 2020, the Company terminated the Houndog licensing agreement (“ABG Agreement”) with Associated Brands Group (ABG) and Elvis Presley Enterprises due to business judgment. As part of the termination, the Company agreed to the following: (1) paid ABG $0.1 million in cash upon the signing of this Agreement, (2)  issue to ABG 72,720 shares of the Company’s common stock, (3) pay to ABG $0.1 million cash in four equal installments from July 31, 2020 through October 31, 2020, (4) issue to ABG $0.6 million in Subordinated Promissory Notes (the “ABG Notes”), (5) issue to ABG common stock purchase warrants (the “ABG Warrants”) equating to a value of $150,000. The terms of the ABG Notes, when issued, will match those of the Seller Notes.  The Warrants are exercisable on the date of issuance and expire 24 months from the date of the consummation of an IPO (as defined in the ABG Warrants) at an exercise price equal to the greater of (i) $5.00 per share or (ii) the price at which the common stock was sold in the IPO.

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China. In January 2020, the World Health Organization declared the novel coronavirus outbreak a “Public Health Emergency of International Concern.”  This world-wide outbreak has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans intended to control the spread of the virus. Companies are also taking precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses and facilities. These restrictions, and future prevention and mitigation measures, are likely to have an adverse impact on global economic conditions and consumer confidence and spending, which could materially adversely affect the supply of as well as the demand for our products. Uncertainties regarding the economic impact of COVID-19 is likely to result in sustained market turmoil, which could also negatively impact our business, financial condition and cash flows.

We source our products from suppliers and manufacturers located in the United States and New Zealand. The impact of COVID-19 on these suppliers, or any of our other suppliers, co-manufacturers, distributors or transportation or logistics providers, may negatively affect the price and availability of our ingredients and/or packaging materials and impact our supply chain. If the disruptions caused by COVID-19 continue for an extended period of time, our ability to meet the demands of our customers may be materially impacted. To date, we have not experienced any reduction in the available supply of our products. As of March 2020, the United States Department of Homeland Security has classified businesses that manufacture, produce and supply pet food as “Essential Critical Infrastructure Workers.”

We depend on a logistics partner and our warehouse facilities located in Tampa, Florida. If we are forced to scale back hours of operation or close these facilities in response to the pandemic, we expect our business, financial condition and results of operations would be materially adversely affected.

Additionally, many of our employees, including members of our management team, have been reporting to work remotely due to the COVID-19 outbreak, which has resulted in the closure of our offices in Florida and New York. If our operations or productivity continue to be impacted throughout the duration of the COVID-19 outbreak and government-mandated closures, which may negatively impact our business, financial condition and cash flows. The extent to which COVID-19 pandemic will further impact our business will depend on future developments and, given the uncertainty around the extent and timing of the potential future spread or mitigation and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our business at this time.

The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues to evolve into a severe worldwide health crisis, the disease could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

On March 27, 2020, President Trump signed into law the CARES Act.  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  We continue to examine the impacts this CARES Act may have on our business On April 10, 2020, TruPet, LLC, a wholly owned subsidiary of Better Choice Company Inc., was granted a loan from JPMorgan Chase Bank, N.A. in the aggregate amount of $0.4 million, pursuant to the Paycheck Protection Program (PPP) under Division A, Title I of the CARES Act. The loan, which was in the form of a note dated April 6, 2020, issued by TruPet LLC, matures on April 6, 2022, and bears interest at a rate of 0.98% per annum, payable monthly commencing on November 6, 2020. The note may be prepaid by the TruPet LLC at any time prior to maturity with no prepayment penalties. Funds from the loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.