Form 10-K/A
period 2019-12-31
Better Choice Co Inc.
filed 2020-05-12
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K/A
(Amendment No. 1)
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 333‑161943

Better Choice Company Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	83-4284557 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

EXPLANATORY NOTE

Better Choice Company, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”) with the Securities and Exchange Commission (“SEC”) on May 4, 2020 (the “Original Filing”) in reliance on an order issued by the SEC on March 25, 2020 pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (Release No. 34-88465) (the “Order”), regarding extensions granted to certain public companies. This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Original Filing is being filed to include this Explanatory Note in accordance with the Order, which was inadvertently omitted from the Original Filing.

As previously reported on its Current Report on Form 8-K filed on March 27, 2020, the Company had to close all of its offices due to the ongoing pandemic involving COVID-19. This disrupted the Company’s business operations and resulted in the Company’s and the requisite personnel’s inability to review and prepare and timely file its Form 10-K.  As a result, the Company relied on the 45-day grace-period provided by the Order to extend the filing deadline within which the Company would have otherwise been required to file its Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.  Paragraphs 3, 4 and 5 of these certifications have been omitted in accordance with the SEC’s rules and guidance. Additionally, this Form 10-K/A does not include the certifications under Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Filing. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Filing. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Filing was made. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibits

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date	Filed / Furnished Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTER CHOICE COMPANY INC.

Date: May 12, 2020	By:	/s/ Werner von Pein
Werner von Pein
Chief Executive Officer