Form 10-Q
period 2020-03-31
Better Choice Co Inc.
filed 2020-06-25
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No  ☒

*(As a voluntary filer, the registrant has not been subject to the filing requirements of Section 13 or 15(d) of the Exchange Act for the past 90 days. The registrant has filed all reports required under Section 13 or 15(d) of the Exchange Act during the preceding 12 months).

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer □	Accelerated filer □	Non‑accelerated filer ⌧	Smaller reporting company ⌧	Emerging growth company □

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. □

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes □  No ⌧

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 48,939,708 shares of $0.001 par value common stock outstanding as of June 18, 2020.

Better Choice Company Inc.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on May 14, 2020, the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 was delayed due to circumstances related to the COVID-19 pandemic. The Company relied on the SEC’s order pursuant to Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, as amended (Release No. 34-88465), dated March 25, 2020, to delay the filing of this Form 10-Q.

PRESENTATION OF FINANCIAL AND OTHER INFORMATION

This Quarterly Report on Form 10-Q (“Quarterly Report”) is filed by Better Choice Company Inc. (“Better Choice Company” or the “Company”) and as discussed in more detail in our Annual Report on Form 10-K, filed on May 1, 2020, the Company completed its acquisitions (the “May Acquisitions”) of TruPet LLC (“TruPet”) and Bona Vida, Inc. (“Bona Vida”). The acquisition of TruPet is treated as a reverse merger with TruPet determined to be the accounting acquirer of the Company. As such, the historical financial statements of the registrant prior to the May Acquisitions are those of TruPet and TruPet’s equity has been re-cast to reflect shares of Better Choice Company common stock received in the acquisitions. The acquisition of Better Choice Company and Bona Vida were treated as asset acquisitions. On December 19, 2019, Better Choice Company acquired (the “Halo Acquisition”, and together with the May Acquisitions, the “Acquisitions”) 100% of the issued and outstanding capital stock of Halo, Purely for Pets, Inc. (“Halo”). Unless otherwise stated or the context otherwise requires, the historical business information described in this Quarterly Report prior to consummation of the May Acquisitions is that of TruPet and, following consummation of the May Acquisitions through December 19, 2019, reflects business information of the Company, TruPet, and Bona Vida.  From December 19, 2019 onward, the results of operations reflects business information of Better Choice Company and Halo as a combined business.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

Better Choice Company Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2020 and December 31, 2019
(Dollars in thousands, except share and per share amounts)

	March 31, 2020 (unaudited)	December 31, 2019

Assets
Current Assets
Cash and cash equivalents	$1,842	$2,361
Restricted cash	25	173
Accounts receivable, net	6,121	5,824
Inventories, net	4,762	6,580
Prepaid expenses and other current assets	3,064	2,641
Total Current Assets	15,814	17,579
Property and equipment, net	349	417
Right-of-use assets, operating lease	888	951
Intangible assets, net	14,259	14,641
Goodwill	18,614	18,614
Other assets	1,027	1,330
Total Assets	$50,951	$53,532

Liabilities & Stockholders’ Deficit
Current Liabilities
Short term loan, net	$17,023	$16,061
Line of credit, net	5,366	4,819
Other liabilities	209	500
Accounts payable	4,226	4,049
Accrued liabilities	4,570	4,721
Deferred revenue	330	311
Operating lease liability, current portion	352	345
Warrant derivative liability	841	2,220
Total Current Liabilities	32,917	33,026
Noncurrent Liabilities
Notes payable, net	17,559	16,370
Operating lease liability	566	641
Total Noncurrent Liabilities	18,125	17,011
Total Liabilities	51,042	50,037
Redeemable Series E Convertible Preferred Stock
Redeemable Series E preferred stock, $0.001 par value, 2,900,000 shares authorized, 1,387,378 shares issued and outstanding at March 31, 2020 and December 31, 2019	10,566	10,566

Stockholders’ Deficit
Common stock, $0.001 par value, 88,000,000 shares authorized, 48,939,708 & 47,977,390 shares issued and outstanding at March 31, 2020 and December 31, 2019	49	48
Additional paid-in capital	200,051	194,150
Accumulated deficit	(210,757)	(201,269)
Total Stockholders’ Deficit	(10,657)	(7,071)
Total Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit	$50,951	$53,532

See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019

Net sales	$12,226	$3,551
Cost of goods sold	8,069	1,661
Gross profit	4,157	1,890
Operating expenses:
General and administrative	8,056	1,959
Share-based compensation	2,484	206
Sales and marketing	1,959	2,185
Customer service and warehousing	190	254
Total operating expenses	12,689	4,604
Loss from operations	(8,532)	(2,714)
Other expense/(other income):
Interest expense, net	2,301	62
Change in fair value of warrant derivative liability	(1,379)	-
Total other expense/(other income)	922	62

Net and comprehensive loss	(9,454)	(2,776)
Preferred dividends	34	-
Net and comprehensive loss available to common stockholders	(9,488)	(2,776)
Weighted average number of shares outstanding, basic and diluted	48,526,396	11,674,127
Loss per share, basic and diluted	$(0.20)	$(0.24)

See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
For the Three Months Ended March 31, 2020
(unaudited)
(Dollars in thousands except shares)

	Common Stock					Redeemable Series E Convertible Preferred Stock
	Number	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit	Number	Amount
Balance at December 31, 2019	47,977,390	$48	$194,150	$(201,269)	$(7,071)	1,387,378	$10,566
Shares issued pursuant to a private placement	308,642	-	500	-	500	-	-
Share-based compensation	455,956	1	2,484	-	2,485	-	-
Shares and warrants issued to third party for contract termination	72,720	-	198	-	198	-	-
Shares issued to third parties for services	125,000	-	125	-	125	-	-
Warrants issued to third parties for services	-	-	2,594	-	2,594	-	-
Net and comprehensive loss available to common stockholders	-	-	-	(9,488)	(9,488)	-	-
Balance at March 31, 2020	48,939,708	$49	$200,051	$(210,757)	$(10,657)	1,387,378	$10,566

See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
For the Three Months Ended March 31, 2019
(unaudited)
(Dollars in thousands except shares)

	Common Stock		Convertible Series A Preferred Stock
	Number	Amount	Number	Amount	Additional paid-in capital	Accumulated deficit	Total Stockholders’ Deficit
Balance at December 31, 2018	11,661,485	$12	2,391,403	$2	$13,642	$(16,698)	(3,042)
Shares issued pursuant to a private placement - net proceeds	-	-	69,115	-	150	-	150
Share-based compensation	18,964	-	-	-	206	-	206
Net and comprehensive loss available to common stockholders	-	-	-	-	-	(2,776)	(2,776)
Balance at March 31, 2019	11,680,449	$12	2,460,518	$2	$13,998	$(19,474)	$(5,462)

See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flow from Operating Activities:
Net and comprehensive loss available to common stockholders	$(9,488)	$(2,776)
Adjustments to reconcile net and comprehensive loss to net cash used in operating activities :
Non-cash expenses
Shares and warrants issued to third parties for services	2,792	-
Depreciation and amortization	457	4
Amortization of debt issuance costs and discounts	1,090	-
Share-based compensation	2,484	206
Lease expenses	(4)	8
Change in fair value of warrant derivative liability	(1,379)	-
Payment in kind (PIK) interest expense on notes payable	459	-
Contract termination costs	649	-
Changes in operating assets and liabilities, net of effects of business acquisition:
Accounts receivable, net	(297)	63
Inventories, net	1,818	233
Prepaid expenses and other current assets	(423)	148
Other assets	428	(26)
Accounts payable	177	445
Accrued liabilities	(151)	233
Deferred revenue	19	118
Other	210	(24)
Cash Used in Operating Activities	$(1,159)	$(1,368)

Cash Flow from Investing Activities
Acquisition of property and equipment, net	$(8)	$-
Cash Used in Investing Activities	$(8)	$-

Cash Flow from Financing Activities
Proceeds from shares issued pursuant to private placement, net	$-	$150
Proceeds from revolving line of credit	500	-
Payment of cash advance, net	-	(906)
Cash Provided by (Used in) Financing Activities	$500	$(756)

Net Decrease in Cash and cash equivalents and Restricted cash	$(667)	$(2,124)
Total Cash and cash equivalents, Beginning of Period	2,534	3,946
Total Cash and cash equivalents and Restricted cash, End of Period	$1,867	$1,822

Supplemental cash flow information

The following represent noncash financing and investing activities and other supplemental disclosures related to the statement of cash flows:

On January 1, 2019, the Company adopted ASC 842 which resulted in the acquisition of right-of-use assets and operating lease liabilities as follows:
Right-of-use assets and operating lease liability acquired under operating leases
Right-of-use assets recorded upon adoption of ASC 842	$421
Operating lease liability recorded upon adoption of ASC 842	(429)
Noncash acquisition of right-of-use assets for leases entered into during period	607
Noncash acquisition of operating lease liability for leases entered into during the period	(594)

The Company paid no income taxes during the three months ended March 31, 2020 and 2019.

The Company paid interest of $0.7 million and $0.3 million during the three months ended March 31, 2020 and 2019, respectively.

On January 13, 2020 and January 20, 2020, respectively, the Company issued 72,720 shares of common stock and 61,224 common stock warrants to a third party in connection with a contract termination.

On March 5, 2020, 125,000 shares of common stock were issued to an affiliate of iHeartMedia Entertainment, Inc. (''iHeart") for future advertising to be incurred through August 2021.

On March 17, 2020, 1,003,232 warrants were issued to holders of warrants acquired on May 6, 2019 due to dilutive impact of subsequent issuances.

See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
(dollars in thousands except share and per share amounts)
(Unaudited)

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

On May 6, 2019, the Company completed the reverse acquisition of TruPet LLC (“TruPet”) and Bona Vida Inc. (“Bona Vida”) in a pair of all stock transactions (together referred to as the “May Acquisitions”) through the issuance of shares of common stock. Following the completion of the May Acquisitions, the business conducted by the Company became primarily the businesses conducted by TruPet and Bona Vida.  As a result, the consolidated financial statements for the year ended December 31, 2019 are comprised of the results of TruPet for the period between January 1, 2019 and December 31, 2019 and the results of Bona Vida beginning May 6, 2019 through December 31, 2019.  The Company completed the acquisition of Halo on December 19, 2019 (see “Note 2 – Acquisitions”).  Accordingly, Halo’s operations are included in the Company’s consolidated financial statements beginning December 19, 2019 through December 31, 2019.

Basis of Presentation

The condensed consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair statement of the results for interim periods.  Results of operations for interim periods may not be representative of results to be expected for the full year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”).

We present our tables in U.S. dollars (thousands) and percentage as rounded up or down. In the notes, we represent U.S. dollars (millions) and percentage as rounded up or down.

Consolidation

The Company’s interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP).  The financial statements are presented on a consolidated basis subsequent to acquisitions and include the accounts of the Company and its wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

Going Concern Considerations

The Company is subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of its products, the successful protection of its proprietary technologies, ability to grow into new markets, and compliance with government regulations. In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. Uncertainties regarding the economic impact of COVID-19, the disease caused by the novel coronavirus, are likely to result in sustained market turmoil which could also negatively impact our business, financial condition, and cash flows. The Company has continually incurred losses and has an accumulated deficit. The Company continues to rely on current investors and the public markets to finance these losses through debt and/or equity issuances. These operating losses and the outstanding debt create substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these interim condensed consolidated financial statements are issued. The Company is implementing plans to achieve cost savings and other strategic objectives to address these conditions. The Company expects cost savings from consolidation of third-party manufacturers, optimizing shipping and warehousing as well as overhead cost reductions. The business is focused on growing the most profitable channels while reducing investments in areas that are not expected to have long-term benefits. The accompanying interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and payments of liabilities in the ordinary course of business. Accordingly, the interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

Restricted cash

The Company is required to maintain a restricted cash balance of less than $0.1 million and $0.2 million as of March 31, 2020 and December 31, 2019 associated with a business credit card and credit card clearance operations.

Allowance for doubtful accounts

Accounts receivable primarily consist of unpaid buyer invoices from the Company’s Retail customers and credit card payments receivable from third-party credit card processing companies. Accounts receivable is stated at the amount billed to customers, net of point of sale and cash discounts. The Company recorded a less than $0.1 million allowance for doubtful accounts at March 31, 2020 and December 31, 2019.

Goodwill

Goodwill of $18.6 million was recognized as of December 31, 2019 in connection with the Halo Acquisition (see “Note 2 – Acquisitions”). No impairment was recognized as of March 31, 2020 and December 31, 2019.

Intangible assets

The Company acquired an intangible asset related to the Houndog license with the acquisition of Bona Vida an May 6, 2019. The Company fully impaired the asset as of December 31, 2019 as the Company terminated the contract on January 13, 2020. The Company also acquired intangible assets with the acquisition of Halo on December 19, 2019. There were no indicators of impairment of intangible assets as of March 31, 2020.

Leases

The Company’s leases relate to our corporate offices and warehouses.  Effective January 1, 2019, the Company adopted the FASB guidance on leases (“Topic 842”), which requires leases with durations greater than twelve months to be recognized on the balance sheet. The Company adopted Topic 842 using the modified retrospective transition approach.

Redeemable convertible preferred stock

The Company’s Redeemable Series E Convertible Preferred Stock (the “Series E”) contains redemption provisions that require it to be presented outside of stockholders’ deficit. Changes in the redemption value of the redeemable convertible preferred stock, if any, are recorded immediately in the period occurred as an adjustment to additional paid-in capital in the condensed consolidated balance sheets

Income taxes

The Company was incorporated on May 6, 2019. Prior to this date, the Company operated as a flow through entity for state and United States federal tax purposes. The Company files a U.S. federal and state income tax return including its wholly owned subsidiaries.  As of March 31, 2020 and December 31, 2019, the Company does not have any uncertain income tax positions.

Revenue

The Company recognizes revenue to depict the transfer of promised goods to the customer in an amount the reflects the consideration to which the Company expects to be entitled in exchange for those goods in accordance with the provisions of ASC 606, “Revenue from Contracts with Customers”.

Fair value of financial instruments

The warrant derivative liability is remeasured at fair value each reporting period and represents a Level 3 financial instrument.

Recently issued accounting pronouncements

The Company has reviewed the Accounting Standards Update (ASU), accounting pronouncements and interpretations thereof issued by the FASB that have effective dates during the reporting period and in future periods.

Recently adopted:

ASU 2018-13 “Fair Value Measurement”

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This new guidance removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This new guidance was effective for the Company beginning on January 1, 2020 and did not have a material impact on the Company’s condensed consolidated financial statements.

ASU 2018-15 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40)”

In August 2018, the FASB issued ASU 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)” to amend ASU 2015-05 in an effort to provide additional guidance on the accounting for costs implementation activities performed in a cloud computing arrangement that is a service contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting  arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update also require the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalizing implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. The new standard was effective for the Company on January 1, 2020. The Company has no internal use software.

Issued but not Yet Adopted:

ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)” Codification Improvements to Financial Instruments-Credit Losses (Topic 326). Subsequent updates were released in November 2018 (ASU No. 2018-19), November 2019 (ASU No. 2019-10 and 2019-11) and February 2020 (ASU No. 2020-02) that provided additional guidance on this Topic. This ASU introduces the current expected credit loss (CECL) model, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The standard is effective for the Company on January 1, 2023, and early adoption is permitted. The Company is currently evaluating the impact the new standard will have on its consolidated financial statements.

ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" (“ASU 2019- 12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

The Company has carefully considered other new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported balance sheets or operations in 2020.

Note 2 - Acquisitions

Acquisition of Halo

On October 15, 2019, the Company entered into a Stock Purchase Agreement (the “Agreement”) to acquire Halo and the acquisition (the “Halo Acquisition”) was completed on December 19, 2019 (“Halo Acquisition Date”) for $38.2 million. The consideration was subject to customary adjustments for Halo’s net working capital, cash, and indebtedness, and consisted of a combination of cash consideration ($20.5 million), shares of the Company’s common stock ($3.9 million), seller notes ($15.0 million), and seller warrants ($0.3 million).

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

Dollars in thousands
Total Purchase Price	$38,244
Assets
Property and equipment	$260
Accounts receivable	5,540
Inventories	5,160
Intangible assets	14,690
Other assets	329
Total assets	25,979
Liabilities
Accounts payable	4,628
Accrued liabilities	1,553
Long term liability	168
Total liabilities	6,349
Net assets acquired	19,630
Goodwill	$18,614

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

The excess of purchase price over the fair value amounts assigned to the identifiable assets acquired and liabilities assumed represents goodwill from the acquisition. The Company believes the factors that contributed to goodwill include the acquisition of a talented workforce and administrative cost synergies. The Company does not expect any portion of this goodwill to be deductible for tax purposes. See “Note 9 – Intangible assets, royalties and goodwill” for more information.

Reverse Acquisitions of Better Choice and Bona Vida by TruPet

On May 6, 2019, the Better Choice Company completed the reverse acquisitions of TruPet and Bona Vida whereby TruPet is considered the acquirer for accounting and financial reporting purposes. The acquisitions were accounted for as asset acquisitions.

The purchase price for Better Choice Company was $37.9 million and has been allocated based on an estimate of the fair value of Better Choice Company’s assets acquired and liabilities assumed with the remainder recorded as an expense.  The loss on acquisition of Better Choice Company’s net liabilities is $39.6 million.

The purchase price for Bona Vida was $108.6 million and the estimated purchase price has been allocated based on an estimate of the fair value of assets acquired and liabilities assumed.  The excess of the purchase price over the net assets acquired has been recorded as an expense.  The loss on acquisition of Bona Vida’s net assets is $107.8 million.

On May 6, 2019, the fair value of assets and liabilities acquired was:

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

Note 3 - Revenue

The Company has two categories of revenue channels: retail-partner based (“Retail”), which includes the sale of product to e-commerce retailers, pet specialty chains, grocery, mass and distributors, and direct to consumer, (“DTC”), which is focused on driving consumers to directly purchase product through our online web platform.

Retail-partner based channel

The Company’s Retail channel includes the sale of goods to customers for resale. The Company records revenue net of discounts. Discounts primarily consist of early pay discounts, general percentage allowances and contractual trade promotions such as auto-ship subscriptions, and cooperative agreements with third party distributors. Retail-partner based customers are not subject to sales tax.  The Retail channel represents 75% and 9% of consolidated revenue for the three months ended March 31, 2020 and 2019, respectively.

Shipping costs associated with moving finished products to customers through third party carriers were less than $0.1 million for the three months ended March 31, 2020 and 2019. Such shipping costs are recorded as part of general and administrative expenses.

Direct to consumer channel

The Company’s DTC products are offered through online stores where customers place orders directly for delivery across the United States. The DTC channel represents 25% and 91% of consolidated revenue of the Company for the three months ended March 31, 2020 and 2019, respectively.

The Company excludes sales taxes collected from revenues. Revenue is deferred for orders that have been paid for, but not shipped. Based on historical experience, the Company records an estimated liability for returns.  Product returns were less than $0.2 million and less than $0.1 million for the three months ended March 31, 2020 and 2019, respectively

The Company’s DTC loyalty program enables customers to accumulate points based on spending. A portion of revenue is deferred at the time of the sale when points are earned and recognized when the loyalty points are redeemed.  As of March 31, 2020 and December 31, 2019, customers held unredeemed loyalty program awards of $0.2 million. The Company recognized revenue of less than $0.2 million and $0.1 million from the loyalty program for the three months ended March 31, 2020 and 2019, respectively.

The amount included in net sales related to recoveries of shipping costs from customers for direct to consumer sales was $0.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

Note 4 - Inventories

Inventories are summarized as follows:

Dollars in thousands	March 31, 2020	December 31, 2019
Food, treats and supplements	$4,654	$6,425
Inventory packaging and supplies	589	504
Other products and accessories	29	73
	5,272	7,002
Inventory reserve	(510)	(422)
	$4,762	$6,580

Note 5 – Prepaid expenses and other current assets

On August 28, 2019, the Company entered into a radio advertising agreement with iHeart and issued 1,000,000 shares of common stock valued at $3.4 million for future advertising to be provided to the Company from August 2019 to August 2021. The Company issued an additional 125,000 shares valued at $0.1 million on March 5, 2020 pursuant to the agreement.  The agreement requires the Company to spend a minimum amount for talent and other direct iHeart costs. The Company committed to using $1.7 million of the media inventory by August 28, 2020, with the remainder of the advertising available through August 28, 2021. Prepaid advertising was $3.0 million as of March 31, 2020 and $2.8 million as of December 31, 2019, respectively, with no expense incurred during the three months ended March 31, 2020.  Of this amount, $2.2 million and $1.7 million is recorded in prepaid expenses and other current assets and $0.8 million and $1.1 million in other noncurrent assets as of March 31, 2020 and December 31, 2019, respectively.

Note 6 - Property and equipment

Property and equipment consist of the following:

Dollars in thousands	March 31, 2020	December 31, 2019
Equipment	$226	$222
Furniture and fixtures	163	138
Computer software	115	115
Computer equipment	5	4
Total property and equipment	509	479
Accumulated depreciation	(160)	(62)
Net property and equipment	$349	$417

Depreciation expense was less than $0.1 million for the three months ended March 31, 2020 and 2019, respectively. Depreciation expense is included as a component of general and administrative expenses.

Note 7 – Accrued liabilities

Accrued liabilities consist of the following:

Dollars in thousands	March 31, 2020	December 31, 2019
Accrued professional fees	$2,118	$2,018
Accrued sales tax	1,056	1,233
Accrued payroll and benefits	686	671
Accrued trade promotions	166	357
Accrued dividends	290	256
Accrued interest	249	109
Other	5	77
Total accrued liabilities	$4,570	$4,721

Pursuant to waiver letters executed by each investor, the holders of the Company’s Series E preferred stock agreed to waive their right to the distribution of dividends until October 22, 2020.  Accrued dividends related to the Series E are $0.3 million as of March 31, 2020 and December 31, 2019, respectively, and remain unpaid.

Note 8 – Operating leases

The table below presents certain information related to the lease costs for operating leases for the three months ended March 31, 2020 and 2019:

Dollars in thousands	March 31, 2020	March 31, 2019
Operating lease costs	$109	44
Variable lease costs	8	8
Total operating lease costs	$117	52

As of March 31, 2020, the weighted-average remaining operating lease term was 2.3 years and the incremental borrowing rate was 12.5% for operating leases recognized on our condensed consolidated balance sheets. Short term lease costs, excluding expenses relating to leases with a lease term of one month or less, were less than $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

Rent expense for each of the three months ended March 31, 2020 and 2019 was $0.1 million.

Undiscounted cash flows
The table below reconciles the undiscounted cash flows for each of the first four years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheets.

Operating Leases
Remainder of 2020	$344
2021	459
2022	240
2023	5
Total minimum lease payments	$1,048
Less: amount of lease payments representing interest	130
Present value of future minimum lease payments	$918
Less: current obligations under leases	352
Long-term lease obligations	$566

Note 9 – Intangible assets, royalties and goodwill

Intangible assets and royalties

The Company’s intangible assets as of March 31, 2020 and December 31, 2019 consist of customer relationships and trade name acquired in the Halo Acquisition. The customer relationships and trade name are amortized over their estimated useful lives of 7 and 15 years respectively, using the straight-line method.

In May 2019, the Company acquired a licensing agreement with Authentic Brands and Elvis Presley Enterprises (“ABG”) whereby Better Choice was to sell newly developed hemp-derived CBD products that will be marketed under the Elvis Presley Houndog name.  The license agreement required an upfront equity payment of $1.0 million worth of common stock and the license was recorded at its amortized cost which approximated fair value. The Company does not plan to use the license in the future and therefore terminated the agreement on January 13, 2020. The Company recognized an impairment charge for the net book value of the licensing agreement as of and for the year ended December 31, 2019.

As part of the termination, the Company: (1) paid ABG $0.1 million in cash upon the signing of the termination agreement on January 13, 2020, (2)  issued ABG 72,720 shares of the Company’s common stock on January 13, 2020, (3) agreed to pay ABG $0.1 million in cash in four equal installments each month from July 31, 2020 through October 31, 2020, (4) issued ABG $0.6 million aggregate principal amount of Subordinated Promissory Notes (the “ABG Notes”) effective January 20, 2020, and (5) issued ABG a common stock purchase warrant (the “ABG Warrants”) equal to a fair value of $150,000 on January 20, 2020. The terms of the ABG Notes match those of the Seller Notes, including convertible features exercisable any time after the date of issuance, a 10% interest rate and maturity date of June 30, 2023.  The ABG Warrants are exercisable for 24 months from the date of the consummation of an IPO (as defined in the ABG Warrants) at an exercise price equal to the greater of (i) $5.00 per share or (ii) the price at which the common stock was sold in the IPO. The fair values of the ABG Notes and ABG Warrants on their issuance dates were $0.6 million and less than $0.1 million, respectively.

The total cost of the contract termination noted above is measured at fair value of $1.1 million and is included in general and administrative expense.

The Company’s intangible assets are as follows:

Dollars in thousands

		March 31, 2020
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	7	$7,500	$(306)	$7,194
Trade name	15	7,190	(125)	7,065
Total intangible assets		$14,690	$(431)	$14,259

		December 31, 2019
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	7	$7,500	$(35)	$7,465
Trade name	15	7,190	(14)	7,176
Total intangible assets		$14,690	$(49)	$14,641

The Company did not have intangible assets or amortization expense during the three months ended March 31, 2019.

The estimated future amortization of intangible assets over the weighted average remaining useful life of 10 years is as follows:

Dollars in thousands
Years ended December 31,
Remainder of 2020	$1,169
2021	1,551
2022	1,551
2023	1,551
2024	1,551
Thereafter	6,886
$14,259

Note 10 - Line of credit, short term loan and notes payable

The components of the Company’s debt consist of the following:

	March 31, 2020			December 31, 2019
	Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
Short term loan, net	$17,023	(1)	12/19/2020	$16,061	(1)	12/19/2020
Line of credit, net	5,366	(1)	12/19/2020	4,819	(1)	12/19/2020

November 2019 notes payable, net (November 2019 Notes)	2,839	10%	11/4/2021	2,769	10%	11/4/2021
December 2019 senior notes payable, net (Seller Notes)	9,494	10%	6/30/2023	9,191	10%	6/30/2023
December 2019 junior notes payable, net (Seller Notes)	4,565	10%	6/30/2023	4,410	10%	6/30/2023
ABG Notes	661	10%	6/30/2023	-	-	-
Total debt	$39,948			$37,250

(1)	Interest at Bank of Montreal Prime plus 8.05%

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

As of March 31, 2020 and December 31, 2019, the term loan outstanding was $20.5 million net of debt issuance costs and discounts of $3.5 million and $4.4 million, respectively, and the line of credit outstanding was $5.5 million and $5.0 million, respectively, net of debt issuance costs of $0.1 million and $0.2 million, respectively.  The debt issuance costs and discounts are amortized using the effective interest method.  The term loan and line of credit are scheduled to mature on December 19, 2020 or such earlier date on which a demand is made by the Agent or any Lender.

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

As of March 31, 2020 and December 31, 2019, the Company was in compliance with its debt covenants.

Notes payable

On November 4, 2019, the Company issued $2.8 million of subordinated convertible notes (the “November 2019 Notes”) which carry a 10% interest and mature on November 4, 2021.  The interest is payable in arrears on March 31, June 30, September 30 and December 31 of each year.  Payment in kind (“PIK”) interest is payable by increasing the aggregate principal amount of the November 2019 Notes.  The November 2019 Notes are exercisable any time from the date of issuance and carry a conversion price of the lower of (a) $4.00 per share or (b) the IPO Price. The IPO Price is the price at which the Company’s stock will be sold at a future IPO.  The Company issued incremental warrants associated with the November 2019 Notes with a fair value of less than $0.1 million.

The November 2019 Notes were amended on January 6, 2020. The amendment incorporates only the preferable terms of the Seller Notes as noted below, and all other terms and provisions of the November 2019 Note remains in full force and effect. Pursuant to the amended November 2019 Notes, PIK interest shall be payable by increasing the aggregate principal amount of the November 2019 Notes. As amended, for so long as any event of default (as defined in the November 2019 Note) exists, interest shall accrue on the November 2019 Note principal at the default interest rate of 12.0% per annum, and such accrued interest shall be immediately due and payable.

As of March 31, 2020 and December 31, 2019, the aggregate amount of November 2019 Notes outstanding was $2.8 million, respectively, net of discounts of less than $0.1 million, respectively. The discounts are amortized over the life of the November 2019 Notes using the effective interest method.

On December 19, 2019, the Company issued $10.0 million and $5.0 million in senior subordinated convertible notes (the “Senior Seller Notes”) and junior subordinated convertible notes (the “Junior Seller Notes”), jointly the “Seller Notes” to the sellers of Halo.  The Seller Notes are exercisable any time from the date of issuance and carry a 10% interest rate and mature on June 30, 2023.  Interest is payable in arrears on March 31, June 30, September 30 and December 31 of each year.  PIK interest is payable by increasing the aggregate principal amount of the Seller Notes.  The Seller Notes carry a conversion price of the lower of (a) $4.00 per share or (b) the IPO Price.  As of March 31, 2020, the Senior Seller Notes outstanding was $9.5 million, net of discounts of $0.8 million, and the Junior Seller Notes outstanding were  $4.6 million, net of discounts of $0.5 million.  As of December 31, 2019, the Senior Seller Notes outstanding was $9.2 million, net of discounts of $0.9 million, and the Junior Seller Notes outstanding were $4.4 million, net of discounts of $0.5 million.  The discounts are being amortized over the life of the Seller Notes using the effective interest method.

On January 13, 2020, the Company issued $0.6 million in senior subordinated convertible notes to ABG.  The ABG Notes are exercisable any time from the date of issuance and carry a 10% interest rate and mature on June 30, 2023.  The interest is payable in arrears on March 31, June 30, September 30 and December 31 of each year.  PIK interest is payable by increasing the aggregate principal amount of the ABG Notes.  The ABG Notes carry a conversion price of the lower of (a) $4.00 per share or (b) the IPO Price.  As of March 31, 2020, the ABG Notes outstanding was $0.7 million, including a debt premium of less than $0.1 million. The debt premium is being amortized over the life of the ABG Notes using the effective interest method.

The fair values of the November 2019, Senior Seller Notes and Junior Seller Notes and ABG Notes are based on observable inputs, including quoted market prices (Level 2).  The fair values of the November 2019, Senior Seller Notes and Junior Seller Notes and ABG Notes were approximately $2.8 million, $9.5 million $4.6 million and $0.7 million, respectively, as of March 31, 2020. The remaining borrowings outstanding have a carrying value that approximates fair value due to their short term nature.

As of March 31, 2020 and December 31, 2019, the Company was in compliance with all covenant requirements and there were no events of default. All notes payable are subordinated to the short term loan and line of credit.

Interest expense of approximately $2.3 million was recorded in the condensed consolidated statements of operations and comprehensive loss related to the line of credit, November 2019 and Seller Notes, and other indebtedness for the three months ended March 31, 2020.  Interest expense of less than $0.1 million was recorded in the consolidated statements of operations and comprehensive loss related to the line of credit, and other indebtedness for the three months ended March 31, 2019.

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

During January 2020, the Company issued shares below the exercise price of warrants acquired on May 6, 2019. Pursuant to the warrant agreement, the Company issued an additional 1,003,232 warrants on March 17, 2020 to certain of its warrant holders at an exercise price of $1.62 and modified the exercise price of the existing warrants to $1.62.

The warrants are valued based on future assumptions and, as the reset trigger was a known event on December 31, 2019, the Company included the trigger in the valuation performed during the period ended December 31, 2019.

The following schedule shows the change in fair value of the warrant derivative liability as of March 31, 2020 and December 31, 2019:

Dollars in thousands	Warrant derivative liability
Balance as of December 31, 2019	$2,220
Change in fair value of derivative liability	(1,379)
Balance as of March 31, 2020	$841

	May 6, 2019	December 31, 2019	March 31, 2020
Warrant derivative liability
Stock price	$6.00	$2.70	$1.15
Exercise price	$3.90	$1.62	$1.62
Expected remaining term (in years)	1.60 - 1.68	0.95 - 1.02	0.722
Volatility	64%	69%	95%
Risk-free interest rate	2.39%	1.60%	0.16%

The valuation of the warrants is subject to uncertainty as a result of the unobservable inputs.  If the volatility rate or risk-free interest rate were to change, the value of the warrants would be impacted.

As of March 31, 2020, the Company would be required to pay $0.2 million if all warrants were settled in cash or issue 1,716,055 shares if all warrants were settled in shares.

Note 12 – Other liabilities

As of March 31, 2020 and December 31, 2019, other liabilities consisted of $0.2 million related to a reserve for a potential customer dispute settlement and $0.5 million as a prepayment for the issuance of common stock.

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

The Company had no purchase obligations as of March 31, 2020 and December 31, 2019.

Note 14 - Stockholders’ deficit

As a result of the reverse acquisition of Better Choice Company and Bona Vida by TruPet in May 2019, the historical TruPet members’ equity (units and incentive units) have been re-cast to reflect the equivalent Better Choice common stock for all periods presented after the transaction.  Prior to the transaction in May 2019, TruPet was a limited liability company and as such, the concept of authorized shares was not relevant.

A summary of equity transactions for the three months ended March 31, 2020 and 2019 is set forth below:

On February 12, 2019, the Company issued 69,115 Series A Preferred Units in a private placement at $2.17 per unit.  The proceeds were approximately $0.2 million, net of share issuance costs.

On January 2, 2020, the Company issued 308,642 shares of common stock to an investor for net proceeds of $0.5 million, net of issuance costs of less than $0.1 million.

On January 13, 2020, the Company issued 72,720 shares of common stock to ABG in connection with the termination of a licensing agreement discussed in “Note 9 – Intangible assets, royalties and goodwill”.

On March 3, 2020, the Company issued 450,000 shares of restricted common stock to three nonemployee directors in return for services provided in their capacity as directors.

On March 5, 2020, the Company issued 125,000 shares of common stock for advertising services.

On March 30, 2020, the Company issued 5,956 restricted shares of common stock to an officer of the Company.

The Company has reserved common stock for future issuance as follows:

	March 31, 2020	December 31, 2019
Conversion of Series E	1,760,903	1,760,903
Exercise of options to purchase common stock	7,891,833	7,791,833
Warrants to purchase common stock	18,046,310	16,981,854
Notes payable	4,722,795	4,437,500
Total	32,421,841	30,972,090

Warrants

On May 6, 2019, in connection with the May Acquisitions, the Company acquired 712,823 warrants to purchase common stock with a weighted average exercise price of $3.90. The Company also issued 5,744,991 warrants with an exercise price of $4.25 on May 6, 2019 as part of the PIPE. Additionally, in connection with the PIPE transaction, the Company issued 220,539 warrants to brokers with an exercise price of $3.00. The warrants are exercisable on the date of issuance and expire 24 months from the date of the consummation of a future IPO. On September 17, 2019, a Company advisor was issued 2,500,000 warrants with an exercise price of $0.10 and 1,500,000 warrants with an exercise price of $10.00. The warrants are exercisable as follows: 1,250,000 of the warrants with the $0.10 exercise price are exercisable on the earlier of the twelve-month anniversary of the issuance date or immediately prior to a change in control subject to the advisor’s continued service to the Company; the remaining 1,250,000 of the warrants with the $0.10 exercise price and the 1,500,000 warrants with the $10.00 exercise price are exercisable on the earlier of the eighteen- month anniversary of the issuance date or immediately prior to a change in control subject to the advisor’s continued service to the Company.

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

On March 17, 2020, 1,003,232 warrants were issued to holders of warrants issued on May 6, 2019 due to dilutive impact of subsequent issuances.

	Warrants	Weighted Average Exercise Price
Warrants outstanding at December 31, 2019	16,981,854	$3.23
Issued	1,064,456	1.81
Exercised	-	-
Warrants outstanding at March 31, 2020	18,046,310	$3.05

The intrinsic value of outstanding warrants is $2.6 and $12.2 million as of March 31, 2020 and December 31, 2019, respectively.

Note 15 - Share-based compensation

The Company recognizes compensation cost for stock awards with only service conditions that have a graded vesting schedule on a straight-line basis over the service period for each separate vesting portion of the award as if the award was, in-substance, multiple awards.  During the three months ended March 31, 2020 and 2019, respectively, $2.5 million and $0.2 million of share-based compensation expense was recognized.

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

During the three months ended March 31, 2020, the Company granted 100,000 stock option awards. There were no stock option awards granted during the three months ended March 31, 2019.

Note 16 - Employee benefit plans

The Company made contributions to its qualified defined contribution 401(k) plan and recognized expense of less than $0.1 million during the three months ended March 31, 2020 and March 31, 2019, respectively.

Note 17 - Related party transactions

Marketing services

A company controlled by a member of the board of directors provides online traffic acquisition marketing services for the Company. The Company incurred immaterial amounts for their services during the three months ended March 31, 2020 and 2019, respectively.  The service contract has a 30-day termination clause. Outstanding balances were less than $0.1 million as of March 31, 2020 and December 31, 2019. The outstanding balance is included in accounts payable.

Notes payable

The Company issued $1.4 million of subordinated convertible notes to a member of the board of directors during December 2019. The note remains outstanding as of March 31, 2020.  Interest related to the subordinated convertible notes was less than $0.1 million for the three months ended March 31, 2020.

Halo transaction bonus and notes payable

The Company issued $0.1 million of subordinated convertible notes to an executive in satisfaction of a transaction bonus as per his employment agreement upon the close of the Halo Acquisition in December 2019.  These convertible notes are outstanding as of March 31, 2020.

Note 18 - Income taxes

For the three months ended March 31, 2020 the Company recorded no current or deferred income tax expense.

The Company’s effective tax rate of 0% differs from the United States federal statutory rate of 21% primarily because the Company’s losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of net operating losses (“NOLs”) for the three months ended March 31, 2020 and year ended December 31, 2019.

The Company’s deferred tax assets attributed to net operating loss carryforwards begin to expire in 2027.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine the impact that the CARES Act may have on its business but does not expect the impact to be material.

The ultimate realization of deferred taxes is dependent upon the generation of future taxable income during the periods in which those temporary differenced become deductible. On the basis of management’s assessment, a valuation allowance equal to the net deferred tax assets was recorded since it is more likely than not that the deferred tax assets will not be realized.

The Company has no accrued interest and penalties related to uncertain income tax positions. We do not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.   As of March 31, 2020 and December 31, 2019, the Company does not have any significant uncertain tax positions. If incurred, the Company would classify interest and penalties on uncertain tax positions as income tax expense.

The Company’s income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

For the three months ended March 31, 2019, the Company was a Limited Liability Company, taxed as a partnership.  Thus, all of the Company’s income and losses flowed through to the owners.  The company converted to a C-Corporation, subject to income tax on May 6, 2019, the date of the May Acquisitions.

Note 19 - Major suppliers

The Company sourced approximately 48% of its inventory purchases from two vendors for the three months ended March 31, 2020. The Company sourced approximately 69% of its inventory purchases from one vendor for the three months ended March 31, 2019.

Note 20 - Concentration of credit risk and off-balance sheet risk

Cash and cash equivalents and accounts receivable potentially subject the Company to concentrations of credit risk. At March 31, 2020 and December 31, 2019 the Company’s cash and cash equivalents were deposited in accounts at several financial institutions. The Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company may maintain balances with financial institutions in excess of federally insured limits.

The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents.  The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements.  Accounts receivable from two customers represented 79% of accounts receivable as of March 31, 2020. Accounts receivable from one customer represented 44% of accounts receivable at December 31, 2019.

Four customers represented 70% of gross sales at March 31, 2020. None of the Company’s customers represented over 10% of gross sales for the three months ended March 31, 2019.

Note 21 - Net loss per share

Basic and diluted net loss per share attributable to common stockholders is presented using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that has not yet been recognized are collectively assumed to be used to repurchase shares.

Basic and diluted net loss per share is calculated by dividing net and comprehensive loss attributable to common stockholders by the weighted-average shares outstanding during the period. For the three months ended March 31 2020 and 2019, the Company’s basic and diluted net and comprehensive loss per share attributable to common stockholders are the same, because the Company has generated a net loss to common stockholders and common stock equivalents are excluded from diluted net loss per share as they have an antidilutive impact.

The following table sets forth basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2020 and 2019:

Dollars in thousands except per share amounts
	Three Months Ended March 31,
	2020	2019
Common stockholders
Numerator:
Net and comprehensive loss	$(9,454)	$(2,776)
Less: Preferred stock dividends	34	-
Net and comprehensive loss available to common stockholders	$(9,488)	$(2,776)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	48,526,396	11,674,127
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.24)

Note 22 - Subsequent events

COVID-19 and PPP Loan

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

On April 10, 2020, TruPet, LLC, a wholly owned subsidiary of Better Choice Company Inc., was granted a loan from JPMorgan Chase Bank, N.A. in the aggregate amount of $0.4 million, pursuant to the Paycheck Protection Program (PPP) under Division A, Title I of the CARES Act. The loan, matures on April 6, 2022, and bears interest at a rate of 0.98% per annum, payable monthly commencing on November 6, 2020.

On May 7, 2020, Halo, Purely for Pets, Inc., a wholly owned subsidiary of Better Choice Company Inc., was granted a loan from JPMorgan Chase Bank, N.A. in the aggregate amount of $0.4 million, pursuant to the PPP. The loan matures on May 6, 2022, and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 7, 2020.

The Company intends to use the entire loan amounts for qualifying expenses. Under the terms of the PPP, certain amounts of the loans may be forgiven if they are used for qualifying expenses as described in the CARES Act.

Contract Termination

On June 1, 2020, the Company entered into a termination agreement (the “Termination Agreement”) with an independent contractor who had previously been advising the Company in a consultant capacity. The termination agreement provided for the following, (i) the share purchase warrants dated September 17, 2019 entitling the former advisor to purchase 1,250,000 shares of common stock of the Company, at a price of $0.10 per share (the “Tranche 1 Warrants”) was amended to reduce the number of shares of common stock purchasable thereunder to 1,041,666 shares; (ii) the second share purchase warrants dated September 17, 2019 entitling the former advisor to purchase 1,250,000 shares of common stock at a price of $0.10 per share were terminated and (iii) the share purchase warrants dated September 17, 2019 entitling the former advisor to purchase 1,500,000 shares of common stock at a price of $10.00 per share were terminated.

The Tranche 1 Warrants (as amended pursuant to the Termination Agreement) are fully vested as of the date of the termination of the agreement and will remain exercisable until September 17, 2029 and may be exercised pursuant to the cashless exercise provisions thereof.

Furthermore, if the Company engages in any restricted business line as defined in the termination agreement, the Company will issue to the former advisor additional shares of common stock based on formulas intended to compensate the former advisor for the warrants that were reduced or terminated.

Convertible notes

On June 24, 2020, the Company issued $1.5 million in subordinated convertible promissory notes (the “June 2020 Notes”).  The June 2020 Notes are convertible into the Company’s common stock at the election of the holders thereof at any time from the date of issuance.  The June 2020 Notes are also convertible automatically upon the Company’s consummation of an initial public offering or change in control (each as defined in the June 2020 Notes).  The June 2020 Notes are convertible at conversion price of $0.75 per share. The June 2020 Notes carry a 10% PIK interest rate which is payable in arrears on March 31, June 30, September 30 and December 31 of each year.  PIK interest is payable by increasing the aggregate principal amount of the June 2020 Notes.  The June 2020 Notes mature on June 30, 2023.  The proceeds of the June 2020 Notes will be used for general working capital needs.  The June 2020 Notes will rank on par with the Seller Notes and the ABG Notes.

In connection with the issuance of the June 2020 Notes, the Company also issued common stock purchase warrants (the “June 2020 Warrants”) to purchase up to 2,000,000 shares of the Company’s common stock at a price equal to $1.25 per share.  The June 2020 Warrants are exercisable on the date of issuance and expire on the earlier of (i) 84 months from the date of the consummation of an underwritten public offering or other uplist transaction or (ii) June 30, 2030.

In addition, on June 24, 2020, in connection with the issuance of the June 2020 Notes, (i) the November 2019 Notes, the Seller Notes and the ABG Notes were amended to lower the maximum conversion price applicable to the conversion of these notes from $4.00 per share to $3.75 per share, (ii) the maturity date of the November 2019 Notes was extended from November 4, 2021 to June 30, 2023, and (iii) the common stock purchase warrants to purchase 1,009,724 shares of the Company’s common stock that were issued in connection with the November 2019 Notes, the Seller Notes and the ABG Notes were amended to lower the maximum exercise price applicable to these warrants from $5.00 per share to $4.25 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse.  Accordingly, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The impact that COVID-19 will have on our consolidated results of operations is uncertain. As of May 2020, we have not seen a material drop in sales. We will continue to evaluate the nature and extent of COVID-19’s impact to our business, consolidated results of operations, financial condition, and liquidity, and our results presented herein are not necessarily indicative of the results to be expected for future periods in 2020 or the full fiscal year. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sourcing, manufacture and distribution of its products or to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Fiscal Year End

On May 21, 2019, the Company’s board of directors approved a change in fiscal year end from August 31 to December 31 to align with the TruPet fiscal year end. The fiscal year change for the Company became effective with our 2019 fiscal year, which begins January 1, 2019 and ends December 31, 2019. Following its acquisition by the Company, Halo has adopted the same fiscal year end.

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

A significant portion of the Company’s revenue is derived from the DTC channel which represents 25% of consolidated revenue; the Retail channel represents 75% of consolidated revenue for the three months ended March 31, 2020. The majority of these sales transactions are single performance obligations that are recorded when control is transferred to the customer. DTC revenue is recognized at the time the order is shipped to the DTC customers. For the majority of Retail customers we recognize revenue when the product is shipped from our distribution centers, when control transfers. For the remaining customers, we defer revenue based on average shipping times to those customers. We record a revenue reserve based on past return rates to account for customer returns.

For the Company’s DTC loyalty program, a portion of revenue is deferred at the time of the sale as points are earned based on the relative stand-alone selling price, and not recognized until the redemption of the loyalty points, which do not expire.  The Company has applied a redemption rate based on historical experience.

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

On December 19, 2019, the Company entered into a loan facilities agreement with a private debt lender (the “Facilities Agreement”) that provided for a short term loan facility of $20.5 million and a revolving line of credit not to exceed $7.5 million. The Company borrowed $20.5 million on the short term loan and $5.0 million on the revolving line of credit on December 19, 2019. The Company borrowed an additional $0.5 million on the revolving line of credit during the three months ended March 31, 2020. The short term loan and revolving line of credit are scheduled to mature on December 19, 2020 or such earlier date on which a demand is made by the agent or any lender.

Income Taxes

Our income tax provision consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for any allowable credits, deductions and uncertain tax positions as they arise. The Company did not record income tax expense for the three months ended March 31, 2020 due to the continued losses incurred by the Company.  Prior to the May Acquisitions, TruPet was a limited liability company.

Results of Operations

Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019

	2020	2019	Change	%
$ in thousands
Net sales	$12,226	$3,551	$8,675	244%
Cost of goods sold	8,069	1,661	6,408	386%
Gross profit	4,157	1,890	2,267	120%
Operating expenses:
General and administrative expense	8,056	1,959	6,097	311%
Share-based compensation	2,484	206	2,278	*
Sales and marketing	1,959	2,185	(226)	10%
Customer service and warehousing	190	254	(64)	(25%)
Total operating expenses	12,689	4,604	8,085	176%
Loss from operations	$(8,532)	$(2,714)	$(5,818)	214%
* Not meaningful

Net Sales

Net sales increased $8.7 million, or 244%, to $12.2 million for the three months ended March 31, 2020 compared to $3.6 million for the three months ended March 31, 2019. Net sales include $9.0 million from Halo for the three months ended March 31, 2020 following the closing of the Halo Acquisition in December 2019.  This was partially offset by a $0.4 million decrease for the three months ended March 31, 2020 in net sales related to TruPet as compared to the prior year first quarter.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased $6.4 million, or 386%, to $8.1 million for the three months ended March 31, 2020 compared to $1.7 million for the three months ended March 31, 2019. As a percentage of revenue, cost of goods sold increased to 66% during the three months ended March 31, 2020 compared to 47% for the three months ended March 31, 2019. Cost of goods sold includes $5.9 million of Halo product sold for the three months ended March 31, 2020 following the closing of the Halo Acquisition in December 2019.  In addition, cost of goods sold during the first quarter included $0.9 million of non-cash expense related to the amortization of a purchase accounting adjustment to inventory recorded in connection with the Halo Acquisition. These increases were offset by a comparable decrease in cost of goods sold related to the decrease in TruPet sales.

During the three months ended March 31, 2020, gross profit increased $2.3 million, or 120%, to $4.2 million compared to $1.9 million during the three months ended March 31, 2019. Gross profit margin decreased to 34% from 53% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Gross profit includes $2.4 million from Halo for the three months ended March 31, 2020, following the closing of the Halo Acquisition.  The Halo line of products for the current period carried a profit margin of 27% compared to TruPet’s margin of 54%.  TruPet products have higher margins as compared to the Halo product line as Halo’s food and pet food topper products have higher costs than the TruPet dental products. Halo also incurred storage and fulfillment center costs of $0.2 million, an inventory reserve of $0.2 million and product obsolescence costs of $0.2 million due to the nature of Halo’s products.

Operating Expenses

During the three months ended March 31, 2020, general and administrative expenses increased $6.1 million, or 311% to $8.1 million compared to $2.0 million for the three months ended March 31, 2019. General and administrative expenses include expenses of $2.2 million incurred by Halo for the three months ended March 31, 2020, following the closing of the Halo Acquisition.  Halo general and administrative expenses include non-cash amortization of $0.4 million related to the trade name and customer relationship intangible assets acquired as part of the Halo acquisition, salaries and wages and related costs of $0.6 million, as well as other costs such as professional and consulting fees, charitable contributions, and other miscellaneous costs. Better Choice general and administrative expenses accounted for the remaining increase, driven by share-based compensation ($2.5 million), consulting other professional fees ($1.1 million) and salaries and wages and related costs ($0.6 million) as we continued building the infrastructure to support our status as a public company and the expansion of our corporate staff.

During the three months ended March 31, 2020, share-based compensation increased $2.3 million, to $2.5 million, as compared to share based compensation of $0.2 million during the three months ended March 31, 2019. The increase was driven by $2.0 million related to awards issues under the Company’s equity incentive plan and $0.5 million related to restricted shares issued to three nonemployee directors.

During the three months ended March 31, 2020, sales and marketing expenses, including paid media, decreased $0.2 million, or 10%, to $2.0 million from $2.2 million during the three months ended March 31, 2019. Marketing expenses include $0.9 million incurred by Halo for the three months ended March 31, 2020, following the closing of the Halo Acquisition in December 2019.  TruPet’s sales and marketing expenses decreased from $2.2 million for the three months ended March 31, 2019 to $1.0 million for the three months ended March 31, 2020.

During the three months ended March 31, 2020, customer service and warehousing decreased $0.1 million, to $0.2 million, as compared to $0.3 million during the three months ended March 31, 2019 due to a reduction in staff and related operating costs.

Interest Expense, Net

During the three months ended March 31, 2020, interest expense increased $2.2 million to $2.3 million from less than $0.1 million for the three months ended March 31, 2019. Interest expense relates primarily to existing and prior indebtedness related to a short term loan, lines of credit and subordinated convertible notes.

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

Liquidity and Capital Resources

Since our founding, we have financed our operations primarily through sales of member units while a limited liability company, sales of shares of our common stock and warrants since becoming a corporation, preferred stock and loans. On March 31, 2020 and December 31, 2019, we had cash and cash equivalents of $1.9 million and $2.5 million, respectively, which represented a decrease of $0.7 million.

The Company is subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of its products, the successful protection of its proprietary technologies, ability to grow into new markets, and compliance with government regulations. In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and spread globally. Uncertainties regarding the economic impact of COVID-19 are likely to result in sustained market turmoil, which could negatively impact our business, financial condition, and cash flows.

The Company has incurred losses over the last three years and has an accumulated deficit. We expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. The Company is implementing plans to achieve cost savings and other strategic objectives to address these conditions. We expect cost savings from consolidation of third-party manufacturers, optimizing shipping and warehousing as well as overhead cost reductions. The business is focused on growing the most profitable channels while reducing investments in areas that are expected to have lower long-term benefits.

If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.  If we are unable to raise the necessary funds when needed or achieve planned cost savings, or other strategic objectives are not achieved, we may not be able to continue our operations or we could be required to modify our operations that could slow future growth. The accompanying interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and payments of liabilities in the ordinary course of business. Accordingly, the interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

A summary of our cash flows is as follows:

	March 31,
$ in thousands	2020	2019
Cash flows (used in) provided by:

Operating activities	$(1,159)	$(1,368)
Investing activities	(8)	-
Financing activities	500	(756)
Net decrease in cash and cash equivalents and restricted cash	$(667)	$(2,124)

Cash flows from Operating Activities

Cash used in operating activities consisted of net loss adjusted for non-cash items such as share-based compensation expense and depreciation and amortization as well as changes in working capital and other activities.

Cash used in operating activities decreased $0.2 million, or 15%, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Cash used in operating activities was $1.2 million for the three months ended March 31, 2020, which consisted of the net loss from operations of $9.5 million due to $2.8 million in shares issued for services, $2.5 million of share-based compensation, $1.1 million for amortization of debt issuance costs and discounts, $0.5 million in depreciation and amortization, $1.4 million in the change in fair value warrant derivative liability, $0.5 million of payments in kind interest, $0.6 million of contract termination costs, and a combined $1.8 million of net cash generated from changes in operating assets and liabilities.

Cash flows from Investing Activities

Cash used in investing activities was less than $0.1 million during the three months ended March 31, 2020 and 2019.

Cash flows from Financing Activities

Cash provided by financing activities $0.5 for the three months ended March 31, 2020 compared to cash used of $0.8 million during the three months ended March 31, 2019. The cash flow from financing activities for the three months ended March 31, 2020 were proceeds from the revolving line of credit of $0.5 million. Cash used during the three months ended March 31, 2019 was related to a repayment of a cash advance. For details about the terms, covenants and restrictions contained in the Facilities Agreement and the subordinated convertible notes, see “Note 10 - Line of credit, short term loan and notes payable” to our interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, share-based compensation,  and the accounting for convertible notes, warrants and business combinations.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on May 1, 2020,

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management evaluated its internal control over financial reporting for the quarter ended March 31, 2020. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses described in the Company’s Annual Report on Form 10-K are remediated.

Changes in Internal Control Over Financial Reporting

As part of our acquisition of Halo, the existing Halo finance team will support the process of bringing current outsourced processes in house. Additionally, the Company hired the Principal Financial and Accounting Officer of the Company, effective May 12, 2020 to help improve internal control over financial reporting.  There were no other changes in internal control over financial reporting during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in Item 1A. of Part 1 of our Form 10-K for the Fiscal Year Ended December 31, 2019. While we believe there have been no material changes from the risk factors previously disclosed in such Form 10-K, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report that could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward-looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have previously disclosed all sales of securities without registration under the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith.

EXHIBIT INDEX

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date	Filed / Furnished Herewith
2.1	Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc. and Bona Vida, Inc.	8-K	333-161943	2.1	05/10/2019

2.2	First Amendment to Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc., and Bona Vida, Inc., dated May 3, 2019	8-K	333-161943	2.2	05/10/2019

2.3	Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC	8-K	333-161943	2.3	05/10/2019

2.4	First Amendment to Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC, dated May 6, 2019	8-K	333-161943	2.4	05/10/2019

2.5#	Amended and Restated Stock Purchase Agreement, dated December 18, 2019, by and among the Company, Halo, Purely For Pets, Inc., Thriving Paws, LLC and HH-Halo LP	8-K	333-161943	2.1	12/26/2019

3.1	Certificate of Incorporation, dated January 1, 2019	10-Q	333-161943	3.1	04/15/2019

3.2	Certificate of Amendment to Certificate of Incorporation, dated February 1, 2019	10-Q	333-161943	3.2	04/15/2019

3.3	Certificate of Amendment to Certificate of Incorporation, dated March 13, 2019	8-K	333-161943	3.1	03/20/2019

3.4	Certificate of Amendment to Certificate of Incorporation, dated April 18, 2019	10-KT	333-161943	3.5	07/25/2019

3.5	Certificate of Merger of Sport Endurance, Inc. with and into the Company	10-Q	333-161943	3.4	04/15/2019

3.6	Bylaws	10-Q	333-161943	3.5	04/15/2019

3.7	Amended and Restated Certificate of Designation for Series E Convertible Preferred Stock	8-K	333-161943	3.1	05/23/2019

4.1	Form of Common Stock Purchase Warrant in connection with the May 2019 private placement	8-K	333-161943	4.1	04/30/2019

4.2	Form of Tranche 1 Common Stock Purchase Warrant, dated September 17, 2019, by and between the Registrant and Bruce Linton	8-K	333-161943	4.1	09/23/2019

4.3	Form of Tranche 2 Common Stock Purchase Warrant, dated September 17, 2019, by and between the Company and Bruce Linton	8-K	333-161943	4.2	09/23/2019

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date	Filed / Furnished Herewith
4.4	Form of Additional Common Stock Purchase Warrant, dated September 17, 2019, by and between the Company and Bruce Linton	8-K	333-161943	4.3	09/23/2019

4.5	Form of Subordinated Convertible Promissory Note in connection with the November 2019 private placement	8-K	333-161943	4.1	11/15/2019

4.6	Form of Common Stock Purchase Warrant in connection with the November 2019 private placement	8-K	333-161943	4.2	11/15/2019

4.7	Form of Subordinated Convertible Promissory Note, dated December 19, 2019, by and among the Company and the Halo Sellers listed on the signature pages thereto	10-Q	333-161943	4.7	01/31/2020

4.8	Form of Common Stock Purchase Warrant, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	4.8	01/31/2020

4.9	Form of Common Stock Purchase Warrant, dated December 19, 2019, by and among the Company and the Shareholder Personal Guarantors	10-Q	333-161943	4.10	01/31/2020

4.10	Form of Common Stock Purchase Warrant Agreement in connection with the December 2018 private placement	8-K	333-161943	4.1	12/13/2018

4.11	Form of Common Stock Purchase Warrant in connection with the June 2020 private placement.					*

4.12	Form of Subordinated Convertible Promissory Note in connection with the June 2020 private placement.					*

4.13	Form of Subscription Agreement in connection with the June 2020 private placement.					*

4.14	Form of Registration Rights Agreement by and among the Company and the persons listed on the signature pages thereto in connection with the June 2020 private placement.					*

10.1	Loan Agreement dated May 6, 2019, between the Company and Franklin Synergy Bank	8-K	333-161943	10.1	05/10/2019

10.2	Security Agreement dated May 6, 2019, between the Company and Franklin Synergy Bank	8-K	333-161943	10.2	05/10/2019

10.3	Guaranty Agreement, dated April 8, 2019, by TruPet LLC in favor of Franklin Synergy Bank	S-1	333-234349	10.17	10/28/2019

10.4	Form of Revolving Line of Credit Promissory Note dated 2019	8-K	333-161943	10.3	05/10/2019

10.5	Guaranty Agreement, dated April 8, 2019, by Bona Vida, Inc. in favor of Franklin Synergy Bank	S-1	333-234349	10.16	10/28/2019

10.7***	Loan Facilities Credit Letter Agreement, dated December 19, 2019, by and among the Better Choice Company Inc., Halo, Purely for Pets, Inc., Bona Vida Inc., TruPet LLC and Bridging Finance Inc., as agent.	10-Q	333-161943	10.1	01/31/2020

10.8	Pledge and Security Agreement, dated December 19, 2019, by and among the Company, Halo, Purely or Pets, Inc., Bona Vida, Inc., TruPet LLC and Bridging Finance Inc., as Administrative Agent	10-Q	333-161943	10.2	01/31/2020

10.9	Continuing Guaranty of Halo, Purely for Pets, Inc., Bona Vida Inc., TruPet LLC, dated December 19, 2019	10-Q	333-161943	10.3	01/31/2020

10.10	Form of Subscription Agreement, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	10.6	01/31/2020

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date	Filed / Furnished Herewith
10.11	Continuing Personal Guaranty of John Word, Lori Taylor and Michael Young, dated December 19, 2019	10-Q	333-161943	10.4	01/31/2020

10.12	Registration Rights Agreement, dated May 6, 2019, by and among the Company and the persons listed on the signature pages thereto in connection with the May 2019 private placement	S-1	333-234349	10.2	10/28/2019

10.13	First Amendment, dated June 10, 2019, to Registration Rights Agreement, dated May 6, 2019, by and among the Company and the stockholders party thereto	S-1	333-234349	10.3	10/28/2019

10.14	Form of Subscription Agreement dated April 25, 2019 in connection with the May 2019 private placement	8-K	333-161943	10.1	04/30/2019

10.15	Registration Rights Agreement, dated as of May 6, 2019, by and among Better Choice Company Inc. and the former stockholders of Bona Vida listed on the signature pages thereto	8-K	333-161943	4.1	05/10/2019

10.16	Registration Rights Agreement, dated as of May 6, 2019, by and among Better Choice Company Inc. and the former member of TruPet listed on the signature pages thereto	8-K	333-161943	4.2	05/10/2019

10.17	Form of Registration Rights Agreement by and among the Company and the persons listed on the signature pages thereto in connection with the November 2019 private placement	8-K	333-161943	4.3	11/15/2019

10.18	Form of Subscription Agreement in connection with the November 2019 private placement	8-K	333-161943	10.1	11/15/2019

10.19†	Better Choice Company Inc. Amended and Restated 2019 Incentive Award Plan					*

10.20†	Form of 2019 Incentive Aware Plan Stock Option Agreement	S-1	333-234349	10.7	10/28/2019

10.21†	Form of Indemnification Agreement by and among the Company and its officers and directors	S-1	333-234349	10.8	10/28/2019

10.22†	Independent Contractor Agreement, dated September 17, 2019, by and between the Company and Bruce Linton	8-K	333-161943	10.1	09/23/2019

10.23†	Employment Agreement, dated February 1, 2019, for David Lelong	8-K	333-161943	10.1	02/07/2019

10.24†	Employment Agreement, dated as of May 6, 2019, by and between the Company and Damian Dalla-Longa	10-Q	333-161943	10.6	10/09/2019

10.25†	Resignation Letter from Damian Dalla-Longa, dated February 5, 2020	8-K	333-161943	10.3	02/11/2020

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date	Filed / Furnished Herewith
10.26†	Amendment to Employment Agreement, dated February 10, 2020, by and between Damian Dalla-Longa and the Company	8-K	333-161943	10.4	02/11/2020

10.27†	Employment Agreement, dated as of May 6, 2019, by and between the Company and Lori Taylor	10-Q	333-161943	10.7	10/09/2019

10.28†	Separation Agreement, dated as of September 13, 2019, by and between the Company and Lori Taylor					*

10.29†	Employment Agreement, dated May 6, 2019, by and among the Company and Anthony Santarsiero	S-1	333-234349	10.11	10/28/2019

10.30†	Employment Agreement, dated June 29, 2019, by and among the Company and Andreas Schulmeyer	S-1	333-234349	10.12	10/28/2019

10.31†	Employment Agreement, dated December 19, 2019, by and between the Company, Werner von Pein, and Halo	8-K	333-161943	10.1	02/11/2020

10.32†	Amendment to Employment Agreement, dated February 10, 2020, by and between Werner von Pein and the Company	8-K	333-161943	10.2	02/11/2020

21.1	Subsidiaries of the Company					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					*

101.PRE	XBRL Taxonomy Extension Presentation Link Document.					*

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date	Filed / Furnished Herewith
Document.

†	Indicates a management contract or any compensatory plan, contract or arrangement.

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

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTER CHOICE COMPANY INC.

Date: June 25, 2020	By:	/s/ Werner von Pein

Werner von Pein
Chief Executive Officer
(Principal Executive Officer)

Date: June 25, 2020	By:	/s/ SHARLA COOK

Sharla Cook
Principal Financial and Accounting Officer