Form 10-Q
period 2020-06-30
Better Choice Co Inc.
filed 2020-08-14
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

(Registrant’s Telephone Number, Including Area Code): (813) 659-5921

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 48,939,708 shares of $0.001 par value common stock outstanding as of August 12, 2020.

Better Choice Company Inc.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report are “forward-looking statements” for purposes of federal and state securities laws, including statements regarding our expectations and projections regarding future developments, operations and financial conditions, and the anticipated impact of COVID-19 and our acquisitions, business strategy, and strategic priorities. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,”or “continue,”or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties, and assumptions. Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise. You should, however, consult further disclosures we make in future filings and public disclosures, including without limitation, our Annual Report on Form 10-K, Transition Report on Form 10-KT, Quarterly Reports on Forms 10-Q, and Current Reports on Forms 8-K.

PART I

ITEM 1.	FINANCIAL STATEMENTS

Better Choice Company Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2020 and December 31, 2019
(Dollars in thousands, except share and per share amounts)

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$3,462	$2,361
Restricted cash	25	173
Accounts receivable, net	4,203	5,824
Inventories, net	5,420	6,580
Prepaid expenses and other current assets	3,317	2,641
Total Current Assets	16,427	17,579
Property and equipment, net	321	417
Right-of-use assets, operating leases	801	951
Intangible assets, net	13,878	14,641
Goodwill	18,614	18,614
Other assets	687	1,330
Total Assets	$50,728	$53,532

Liabilities & Stockholders’ Deficit
Current Liabilities
Short term loan, net	$18,157	$16,061
Line of credit, net	5,687	4,819
PPP loans	333	-
Other liabilities	209	500
Accounts payable	4,044	4,049
Accrued liabilities	4,731	4,721
Deferred revenue	354	311
Operating lease liability, current portion	341	345
Warrant derivative liability	4,315	2,220
Total Current Liabilities	38,171	33,026
Noncurrent Liabilities
Notes payable, net	17,594	16,370
PPP loans	519	-
Operating lease liability	492	641
Total Noncurrent Liabilities	18,605	17,011
Total Liabilities	56,776	50,037
Redeemable Series E Convertible Preferred Stock
Redeemable Series E preferred stock, $0.001 par value, 2,900,000 shares authorized, 1,387,378 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	10,566	10,566
Stockholders’ Deficit
Common stock, $0.001 par value, 88,000,000 shares authorized, 48,939,708 and 47,977,390 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	49	48
Additional paid-in capital	212,532	194,150
Accumulated deficit	(229,195)	(201,269)
Total Stockholders’ Deficit	(16,614)	(7,071)
Total Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit	$50,728	$53,532

See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(Dollars in thousands, except share and per share amounts)

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019

Net sales	$22,167	$7,635	$9,941	$4,084
Cost of goods sold	13,886	4,082	5,817	2,421
Gross profit	8,281	3,553	4,124	1,663
Operating expenses:
General and administrative	19,650	7,174	11,594	5,211
Share-based compensation	5,504	4,212	3,020	4,006
Sales and marketing	3,807	5,597	1,848	3,412
Customer service and warehousing	352	551	162	297
Total operating expenses	29,313	17,534	16,624	12,926
Loss from operations	(21,032)	(13,981)	(12,500)	(11,263)
Other expense:
Interest expense, net	4,731	124	2,430	62
Loss on acquisitions	-	149,988	-	149,988
Change in fair value of warrant derivative liability	2,095	193	3,474	193
Total other expense, net	6,826	150,305	5,904	150,243
Net and comprehensive loss	(27,858)	(164,286)	(18,404)	(161,506)
Preferred dividends	68	27	34	27
Net and comprehensive loss available to common stockholders	(27,926)	(164,313)	(18,438)	(161,533)
Weighted average number of shares outstanding, basic and diluted	48,733,052	21,202,188	48,939,708	30,638,048
Loss per share, basic and diluted	$(0.57)	$(7.75)	$(0.38)	$(5.27)

See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
For the Six Months Ended June 30, 2020
(unaudited)
(Dollars in thousands except shares)

	Common Stock					Redeemable Series E Convertible Preferred Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit	Shares	Amount
Balance as of December 31, 2019	47,977,390	$48	$194,150	$(201,269)	$(7,071)	1,387,378	$10,566
Shares issued pursuant to a private placement	308,642	-	500	-	500	-	-
Share-based compensation	455,956	1	2,484	-	2,485	-	-
Shares and warrants issued to third party for contract termination	72,720	-	198	-	198	-	-
Shares issued to third parties for services	125,000	-	125	-	125	-	-
Warrants issued to third parties for services	-	-	2,594	-	2,594	-	-
Net and comprehensive loss available to common stockholders	-	-	-	(9,488)	(9,488)	-	-
Balance as of March 31, 2020	48,939,708	$49	$200,051	$(210,757)	$(10,657)	1,387,378	$10,566
Warrants issued to third parties for services	-	-	7,390	-	7,390	-	-
Share-based compensation	-	-	3,020	-	3,020	-	-
Warrants issued in connection with June 2020 Notes	-	-	337	-	337	-	-
Beneficial conversion feature of June 2020 Notes	-	-	1,163	-	1,163	-	-
Modification of conversion feature for November 2019 Notes, Seller Notes, and ABG Notes	-	-	528	-	528	-	-
Modification of warrants	-	-	43	-	43	-	-
Net and comprehensive loss available to common stockholders	-	-	-	(18,438)	(18,438)	-	-
Balance as of June 30, 2020	48,939,708	$49	$212,532	$(229,195)	$(16,614)	1,387,378	$10,566

See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Condensed Consolidated Statements of Stockholders’ Deficit For the Six Months Ended June 30, 2019
(unaudited)
(Dollars in thousands except shares)

	Common Stock		Series A Preferred Units					Redeemable Series E Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Stockholders’ Deficit	Shares	Amount
Balance as of December 31, 2018	11,661,485	$12	2,391,403	$2	$13,642	$(16,698)	$(3,042)	-	$-
Shares issued pursuant to a private placement – net proceeds	-	-	69,115	-	150	-	150
Share-based compensation	18,964	-	-	-	206	-	206	-	-
Net and comprehensive loss available to common stockholders	-	-	-	-	-	(2,776)	(2,776)	-	-
Balance as of March 31,2019	11,680,449	$12	2,460,518	$2	$13,998	$(19,474)	$(5,462)	-	$-
Share-based compensation	1,199,822	2	-	-	4,006	-	4,008	-	-
Conversion of Series A shares to common stock	2,460,518	2	(2,460,518)	(2)	-	-	-	-	-
Acquisition of treasury shares	(1,011,748)	(1)	-	-	(2,199)	-	(2,200)	-	-
Acquisition of Better Choice	3,915,856	3	-	-	23,490	-	23,493	2,633,678	20,059
Acquisition of Bona Vida	18,003,273	18	-	-	108,002	-	108,020	-	-
Shares and warrants issued pursuant to private issuance of public equity (PIPE) – net proceeds	5,744,991	6	-	-	15,670	-	15,676	-	-
Conversion of Series E Preferred Stock	1,175,000	1	-	-	7,050	-	7,051	(925,758)	(7,052)
Net and comprehensive loss available to common stockholders	-	-	-	-	-	(161,533)	(161,533)	-	-
Balance as of June 30, 2019	43,168,161	$43	-	$-	$170,017	$(181,007)	$(10,947)	1,707,920	$13,007

See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flow from Operating Activities:
Net and comprehensive loss available to common stockholders	$(27,926)	$(164,313)
Adjustments to reconcile net and comprehensive loss to net cash used in operating activities:
Non-cash expenses
Shares and warrants issued to third parties for services	10,182	-
Modification of warrants	43	-
Contract termination costs	649	-
Depreciation and amortization	866	45
Amortization of debt issuance costs and discounts	2,353	-
Share-based compensation	5,504	4,212
Lease expenses	(3)	2
Change in fair value of warrant derivative liability	2,095	193
Payment In Kind (PIK) interest expense on notes payable	939	-
Loss on acquisitions	-	149,988
Changes in operating assets and liabilities, net of effects of business acquisition:
Accounts receivable, net	1,621	(27)
Inventories, net	1,161	42
Prepaid expenses and other current assets	176	(466)
Other assets	(84)	(457)
Accounts payable	(5)	(32)
Accrued liabilities	10	1,627
Deferred revenue	43	252
Change in lease liability	-	457
Other	208	(4)
Cash Used in Operating Activities	$(2,168)	$(8,481)

Cash Flow from Investing Activities
Cash acquired in the May Acquisitions	$-	$1,955
Security deposits	-	(81)
Acquisition of property and equipment, net	(6)	(4)
Cash (Used in) Provided by Investing Activities	$(6)	$1,870

Cash Flow from Financing Activities
Proceeds from shares issued pursuant to private placement, net	$-	$15,826
Payment of old debt	-	(6,200)
Proceeds from issuance of debt	-	6,200
Proceeds from revolving line of credit	1,075	-
Payments on revolving line of credit	(300)	-
Proceeds from PPP loans	852	-
Proceeds from June 2020 Notes	1,500	-
Cash advance, net	-	(1,899)
Cash Provided by Financing Activities	$3,127	$13,927

Net Increase in Cash and cash equivalents and Restricted cash	$953	$7,316
Total Cash and cash equivalents, Beginning of Period	2,534	3,946
Total Cash and cash equivalents and Restricted cash, End of Period	$3,487	$11,262

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

The Company paid no income taxes during the six months ended June 30, 2020 and 2019.

The Company paid interest of $1.4 million and $0.1 million during the six months ended June 30, 2020 and 2019, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Nature of Business and Summary of Significant Accounting Policies Nature of the Business

Better Choice Company Inc. is a rapidly growing animal health and wellness company committed to leading the industry shift toward pet products and services that help dogs and cats live heathier, happier and longer lives. The Company sells the majority of its dog food, cat food and treats under the Halo and TruDog brands, which are focused, respectively, on providing sustainably sourced kibble and canned food derived from real whole meat, and minimally processed raw-diet dog food and treats.

On May 6, 2019, the Company completed the reverse acquisition of TruPet LLC (“TruPet”) and Bona Vida Inc. (“Bona Vida”) in a pair of all stock transactions (together referred to as the “May Acquisitions”) through the issuance of shares of common stock. Following the completion of the May Acquisitions, the business conducted by the Company became primarily the businesses conducted by TruPet and Bona Vida. As a result, the consolidated financial statements for the year ended December 31, 2019 are comprised of the results of TruPet for the period between January 1, 2019 and December 31, 2019 and the results of Bona Vida beginning May 6, 2019 through December 31, 2019. The Company completed the acquisition of Halo on December 19, 2019 (see “Note 2 – Acquisitions”). Accordingly, Halo’s operations are included in the Company’s consolidated financial statements beginning on December 19, 2019.

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

Tables are presented in U.S. dollars (thousands) and percentage as rounded up or down. In the notes, the Company represents U.S. dollars (millions) and percentage as rounded up or down.

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

Going Concern Considerations

The Company is subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of its products, the successful protection of its proprietary technologies, ability to grow into new markets, and compliance with government regulations. In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. Uncertainties regarding the economic impact of COVID-19, the disease caused by the novel coronavirus, are likely to result in sustained market turmoil which could also negatively impact the Company’s business, financial condition, and cash flows. The Company has continually incurred losses and has an accumulated deficit. The Company continues to rely on current investors and the public markets to finance these losses through debt and/or equity issuances. These operating losses and the outstanding debt create substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these interim condensed consolidated financial statements are issued. The Company is implementing plans to achieve cost savings and other strategic objectives to address these conditions. The Company expects cost savings from consolidation of third-party manufacturers, optimizing shipping and warehousing as well as overhead cost reductions. The business is focused on growing the most profitable channels while reducing investments in areas that are not expected to have long-term benefits. The accompanying interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and payments of liabilities in the ordinary course of business. Accordingly, the interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

Restricted cash

The Company is required to maintain a restricted cash balance of less than $0.1 million and $0.2 million as of June 30, 2020 and December 31, 2019 associated with a business credit card and credit card clearance operations.

Allowance for doubtful accounts

Accounts receivable consist of unpaid buyer invoices from the Company’s Retail customers and credit card payments receivable from third-party credit card processing companies. Accounts receivable is stated at the amount billed to customers, net of point of sale and cash discounts. The Company recorded a less than $0.1 million allowance for doubtful accounts as of June 30, 2020 and December 31, 2019, respectively.

Goodwill

Goodwill of $18.6 million was recognized as of December 31, 2019 in connection with the Halo Acquisition (see “Note 2 – Acquisitions”). No impairment was recognized as of June 30, 2020 and December 31, 2019, respectively.

Intangible assets

The Company acquired an intangible asset related to the Houndog license with the acquisition of Bona Vida on May 6, 2019. The Company fully impaired the asset as of December 31, 2019 as the Company terminated the contract on January 13, 2020. The Company also acquired intangible assets consisting of customer relationships and trade name with the acquisition of Halo on December 19, 2019. There were no indicators of impairment of intangible assets as of June 30, 2020.

Leases

The Company’s leases relate to its corporate offices and warehouses. Effective January 1, 2019, the Company adopted the FASB guidance on leases (“Topic 842”), which requires leases with durations greater than twelve months to be recognized on the balance sheets. The Company adopted Topic 842 using the modified retrospective transition approach.

Redeemable convertible preferred stock

The Company’s Redeemable Series E Convertible Preferred Stock (the “Series E”) contains redemption provisions that require it to be presented outside of stockholders’ deficit. Changes in the redemption value of the redeemable convertible preferred stock, if any, are recorded immediately in the period occurred as an adjustment to additional paid-in capital in the condensed consolidated balance sheets.

Income taxes

The Company was incorporated on May 6, 2019. Prior to this date, the Company operated as a flow through entity for state and United States federal tax purposes. The Company files a U.S. federal and state income tax return including its wholly owned subsidiaries. As of June 30, 2020 and December 31, 2019, the Company does not have any uncertain income tax positions.

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

Issued but not Yet Adopted:

ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)” Codification Improvements to Financial Instruments-Credit Losses (Topic 326). Subsequent updates were released in November 2018 (ASU No. 2018-19), November 2019 (ASU No. 2019-10 and 2019-11) and February 2020 (ASU No. 2020-02) that provided additional guidance on this Topic. This ASU introduces the current expected credit loss (CECL) model, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The standard is effective for the Company on January 1, 2023, and early adoption is permitted. The Company is currently evaluating the impact the new standard will have on its consolidated financial statements and related disclosures.

ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019- 12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

ASU 2020-04 “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting”

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (IBORs) and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The ASU can be adopted no later than December 1, 2022 with early adoption permitted. The Company is currently evaluating the impact the standard will have on its consolidated financial statements and related disclosures.

ASU 2020-03 “Codification Improvements to Financial Instruments”

In March 2020, FASB issued ASU 2020-03. This ASU improves and clarifies various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. The Company is evaluating the impact the accounting guidance will have on its consolidated financial statements and related disclosures.

The Company has carefully considered other new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported balance sheets or operations.

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

The excess of purchase price over the fair value amounts assigned to the identifiable assets acquired and liabilities assumed represents goodwill from the acquisition. The Company believes the factors that contributed to goodwill include the acquisition of a talented workforce and administrative cost synergies. The Company does not expect any portion of this goodwill to be deductible for tax purposes. See “Note 9 – Intangible assets, royalties, and goodwill” for more information.

Reverse Acquisitions of Better Choice and Bona Vida by TruPet

On May 6, 2019, Better Choice Company completed the reverse acquisitions of TruPet and Bona Vida whereby TruPet is considered the acquirer for accounting and financial reporting purposes. The acquisitions were accounted for as asset acquisitions.

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

On May 6, 2019, the fair value of assets and liabilities acquired was:

Dollars in thousands	Better Choice Company	Bona Vida	Total
Total Purchase Price	$37,949	$108,620	$146,569
Net Assets (Liabilities) Acquired:
Assets
Cash and cash equivalents	7	384	391
Restricted cash	-	25	25
Accounts receivable	-	69	69
Inventories	-	95	95
Prepaid expenses and other current assets	32	348	380
Intangible assets	986	-	986
Other assets	-	74	74
Total Assets	1,025	995	2,020
Liabilities
Warrant derivative liability	(2,130)	-	(2,130)
Accounts payable & accrued liabilities	(544)	(153)	(697)
Total Liabilities	(2,674)	(153)	(2,827)
Net Assets (Liabilities) Acquired	(1,649)	842	(807)
Loss on Acquisitions	$(39,598)	$(107,778)	$(147,376)
Correction recorded in the third quarter of 2019			(2,612)
Loss on acquisitions as reported for the six months ended June 30, 2019			$(149,988)

In connection with the preparation of the Company’s consolidated financial statements for the period ended September 30, 2019, the Company identified an error in the consolidated financial statements for the six month period ended June 30, 2019 related to the overstatement of loss on acquisitions of $2.6 million in the consolidated statement of operations and comprehensive loss. This was primarily due to a change in the estimated purchase price, which also resulted in errors in the statement of stockholders’ deficit and statement of cash flows. The errors were all corrected during the three-month period ended September 30, 2019. The Company believes the correction of these errors is not material to the consolidated financial statements as of and for the period ended June 30, 2019.

Note 3 - Revenue

The Company has two categories of revenue channels: retail-partner based (“Retail”), which includes the sale of product to e-commerce retailers, pet specialty chains, grocery, mass and distributors, and direct to consumer (“DTC”), which is focused on driving consumers to directly purchase product through its online web platform.

Retail-partner based channel

The Company’s Retail channel includes the sale of goods to customers for resale. The Company records revenue net of discounts. Discounts primarily consist of early pay discounts, general percentage allowances and contractual trade promotions such as auto-ship subscriptions, and cooperative agreements with third party distributors. Retail-partner based customers are not subject to sales tax. The Retail channel represents 73% and 75% of consolidated revenue for the three and six months ended June 30, 2020, respectively, and 11% for the three and six months ended June 30, 2019.

Shipping costs associated with moving finished products to customers through third party carriers were less than $0.1 million and $0.1 million for the three and six months ended June 30, 2020, respectively, and no shipping costs were recorded for the three and six months ended June 30, 2019, respectively. Such shipping costs are recorded as part of general and administrative expenses.

Direct to consumer channel

The Company’s DTC products are offered through online stores where customers place orders directly for delivery across the United States. The DTC channel represents 27% and 25% of consolidated revenue of the Company for the three and six months ended June 30, 2020, respectively, and 89% for the three and six months ended June 30, 2019.

The Company excludes sales taxes collected from revenues. Revenue is deferred for orders that have been paid for, but not shipped. Based on historical experience, the Company records an estimated liability for returns. Product returns were $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively, and $0.2 million for the three and six months ended June 30, 2019.

Shipping costs associated with moving finished products to customers were $0.3 million and $0.7 million for the three and six months ended June 30, 2020, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2019, respectively. Such shipping costs are recorded as part of general and administrative expenses.

The Company’s DTC loyalty program enables customers to accumulate points based on spending. A portion of revenue is deferred at the time of the sale when points are earned and recognized when the loyalty points are redeemed. As of June 30, 2020 and December 31, 2019, customers held unredeemed loyalty program awards of $0.3 million and $0.2 million, respectively. The Company recognized revenue of $0.1 million and $0.3 million from the loyalty program for the three and six months ended June 30, 2020, respectively, and less than $0.1 million and $0.1 million for the three and six months ended June 30, 2019, respectively.

The amount included in net sales related to recoveries of shipping costs from customers for direct to consumer sales was $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively.

Note 4 - Inventories

Inventories are summarized as follows:

Dollars in thousands	June 30, 2020	December 31, 2019

Food, treats and supplements	$5,454	$6,425
Inventory packaging and supplies	512	504
Other products and accessories	17	73
Total Inventories	5,983	7,002
Inventory reserve	(563)	(422)
Inventories, net	$5,420 $	$6,580

Note 5 – Prepaid expenses and other current assets

On August 28, 2019, the Company entered into a radio advertising agreement with iHeart and issued 1,000,000 shares of common stock valued at $3.4 million for future advertising to be provided to the Company from August 2019 to August 2021. The Company issued an additional 125,000 shares valued at $0.1 million on March 5, 2020 pursuant to the agreement. The agreement requires the Company to spend a minimum amount for talent and other direct iHeart costs. The Company committed to using $1.7 million of the media inventory by August 28, 2020, with the remainder of the advertising available through August 28, 2021. The Company is in the process of amending the contract to extend the dates by which the related media spend is to be used and expects an amendment to be finalized prior to the first commitment date. Prepaid advertising was $3.0 million as of June 30, 2020 and $2.8 million as of December 31, 2019. Of the total prepaid amount, $2.6 million and $1.7 million is recorded in prepaid expenses and other current assets and $0.4 million and $1.1 million in other noncurrent assets as of June 30, 2020 and December 31, 2019, respectively.

Note 6 - Property and equipment

Property and equipment consist of the following:

Dollars in thousands	June 30, 2020	December 31, 2019
Equipment	$225	$222
Furniture and fixtures	164	138
Computer software	115	115
Computer equipment	4	4
Total property and equipment	508	479
Accumulated depreciation	(187)	(62)
Property and equipment, net	$321	$417

Depreciation expense was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2020, respectively, and less than $0.1 million for both the three and six months ended June 30, 2019. Depreciation expense is included as a component of general and administrative expenses.

Note 7 – Accrued liabilities

Accrued liabilities consist of the following:

Dollars in thousands	June 30,2020	December 31, 2019
Accrued professional fees	$2,039	$1,695
Accrued sales tax	1,028	1,233
Accrued payroll and benefits	916	994
Accrued trade promotions	186	357
Accrued dividends	324	256
Accrued interest	228	109
Other	10	77
Total accrued liabilities	$4,731	$4,721

Pursuant to waiver letters executed by each investor, the holders of the Company’s Series E preferred stock agreed to waive their right to the distribution of dividends until October 22, 2020. Accrued dividends related to the Series E are $0.3 million as of June 30, 2020 and December 31, 2019, respectively, and remain unpaid.

Note 8 – Operating leases

The table below presents certain information related to the lease costs for operating leases for the three and six months ended June 30, 2020 and 2019:

	For the Six Months Ended		For the Three Months Ended
Dollars in thousands	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Operating lease costs	$221	$124	$111	$80
Variable lease costs	16	16	8	8
Total operating lease costs	$237	$140	$119	$88

As of June 30, 2020, the weighted-average remaining operating lease term was 2.1 years and the incremental borrowing rate was 12.5% for operating leases recognized on the Company’s condensed consolidated balance sheets. Short term lease costs, excluding expenses relating to leases with a lease term of one month or less, were less than $0.1 million for both the three and six months ended June 30, 2020, respectively. During the three and six months ended June 30, 2019, the Company recorded no short term lease costs.

Rent expense was $0.1 and $0.2 million for the three and six months ended June 30, 2020, respectively, and $0.1 million for both the three and six months ended June 30, 2019.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows for the remaining term of the operating lease liabilities recorded on the condensed consolidated balance sheets.

Operating Leases
Remainder of 2020	$226
2021	464
2022	246
2023	7
Total minimum lease payments	$943
Less: amount of lease payments representing interest	110
Present value of future minimum lease payments	$833
Less: current obligations under leases	341
Long-term lease obligations	$492

Note 9 – Intangible assets, royalties, and goodwill Intangible assets and royalties

The Company’s intangible assets as of June 30, 2020 and December 31, 2019 consist of customer relationships and trade name acquired in the Halo Acquisition. The customer relationships and trade name are amortized over their estimated useful lives of 7 and 15 years respectively, using the straight-line method.

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

As part of the termination, the Company: (1) paid ABG $0.1 million in cash upon the signing of the termination agreement on January 13, 2020, (2) issued ABG 72,720 shares of the Company’s common stock on January 13, 2020, (3) agreed to pay ABG $0.1 million in cash in four equal installments each month from July 31, 2020 through October 31, 2020, (4) issued ABG $0.6 million aggregate principal amount of Subordinated Promissory Notes (the “ABG Notes”) effective January 20, 2020, and (5) issued ABG a common stock purchase warrant (the “ABG Warrants”) equal to a fair value of $150,000 on January 20, 2020. The terms of the ABG Notes match those of the Seller Notes, including convertible features exercisable any time after the date of issuance, a 10% interest rate and maturity date of June 30, 2023. The ABG Warrants are exercisable for 24 months from the date of the consummation of an IPO (as defined in the ABG Warrants) and carried an initial exercise price equal to the greater of (i) $5.00 per share or (ii) the price at which the common stock was sold in the IPO. The fair values of the ABG Notes and ABG Warrants on their issuance dates were $0.6 million and less than $0.1 million, respectively. On June 24, 2020, the exercise price of the ABG Warrants was amended in connection with the issuance of the June 2020 Notes (defined below) to lower the maximum exercise price from $5.00 to $4.25 per share.

The total cost of the contract termination noted above is measured at its fair value of $1.1 million and is included in general and administrative expense.

The Company’s intangible assets are as follows:

Dollars in thousands
		June 30, 2020
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	7	$7,500	$(577)	$6,923
Trade name	15	7,190	(235)	6,955
Total intangible assets		$14,690	$(812)	$13,878

		December 31, 2019
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	7	$7,500	$(35)	$7,465
Trade name	15	7,190	(14)	7,176
Total intangible assets		$14,690	$(49)	$14,641

The Company did not have intangible assets or amortization expense during the three and six months ended June 30, 2019.

The estimated future amortization of intangible assets over the weighted average remaining useful life of 10.5 years is as follows:

Dollars in thousands Years ended December 31,
Remainder of 2020	$739
2021	1,551
2022	1,551
2023	1,551
2024	1,551
Thereafter	6,935
$13,878

Note 10 - Debt

The components of the Company’s debt consist of the following:

	June 30, 2020			December 31, 2019
	Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
Short term loan, net	$18,157	(1)	12/19/2020	$16,061	(1)	12/19/2020
Line of credit, net	5,687	(1)	12/19/2020	4,819	(1)	12/19/2020

November 2019 notes payable, net (November 2019 Notes)	2,644	10%	6/30/2023	2,769	10%	11/4/2021
December 2019 senior notes payable, net (Seller Notes)	9,664	10%	6/30/2023	9,191	10%	6/30/2023
December 2019 junior notes payable, net (Seller Notes)	4,626	10%	6/30/2023	4,410	10%	6/30/2023
ABG Notes	660	10%	6/30/2023	-	-	-
June 2020 notes payable, net (June 2020 Notes)	-	10%	6/30/2023	-	-	-
Halo PPP Loan	431	1%	5/3/2022	-	-
TruPet PPP Loan	421	.98%	4/6/2022	-	-	-
Total debt	$42,290			$37,250

(1)	Interest at Bank of Montreal Prime plus 8.05%

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

As of June 30, 2020 and December 31, 2019, the term loan outstanding was $18.2 million and $16.1 million, net of debt issuance costs and discounts of $2.3 million and $4.4 million, respectively, and the line of credit outstanding was $5.7 million and $4.8 million, respectively, net of debt issuance costs of $0.1 million and $0.2 million, respectively. The debt issuance costs and discounts are amortized using the effective interest method. The term loan and line of credit are scheduled to mature on December 19, 2020 or such earlier date on which a demand is made by the Agent or any Lender.

Certain directors and shareholders of the Company (“Shareholder Guarantors”) agreed to enter into a Continuing Guaranty (the “Shareholder Guaranties”) in the amount of $20.0 million and guarantee the Company’s obligations under the agreement. As consideration for the Shareholder Guaranties, the Company agreed to issue common stock purchase warrants to the Shareholder Guarantors in an amount equal to 0.325 warrants for each dollar of debt under the agreement guaranteed by such Shareholder Guarantors (the “Guarantor Warrants”). The Guarantor Warrants are exercisable any time from the date of issuance for up to 24 months from the date of the consummation of an IPO (as defined therein) at an exercise price $1.82 per share. The Guarantor Warrants had a fair value of $4.2 million on the date of issuance.

As of June 30, 2020 and December 31, 2019, the Company was in compliance with its debt covenants.

Notes payable

On November 4, 2019, the Company issued $2.8 million of subordinated convertible notes (the “November 2019 Notes”) which carry a 10% interest rate and mature on November 4, 2021. The interest is payable in arrears on March 31, June 30, September 30 and December 31 of each year. Payment in kind (“PIK”) interest is payable by increasing the aggregate principal amount of the November 2019 Notes. The November 2019 Notes are exercisable any time from the date of issuance and carried an initial conversion price of the lower of (a) $4.00 per share or (b) the IPO Price. The IPO Price is the price at which the Company’s stock will be sold in a future IPO. The Company issued incremental warrants associated with the November 2019 Notes with a fair value of less than $0.1 million on the date of issuance.

The November 2019 Notes were amended on January 6, 2020. The amendment incorporates only the preferable terms of the Seller Notes as noted below, and all other terms and provisions of the November 2019 Notes remain in full force and effect. Pursuant to the amended November 2019 Notes, PIK interest shall be payable by increasing the aggregate principal amount of the November 2019 Notes. As amended, for so long as any event of default (as defined in the November 2019 Note) exists, interest shall accrue on the November 2019 Note principal at the default interest rate of 12.0% per annum, and such accrued interest shall be immediately due and payable.

The November 2019 Notes were amended for the second time on June 24, 2020 in connection with the issuance of the June 2020 Notes. The amendment lowers the maximum conversion price applicable to the conversion of these notes from $4.00 per share to $3.75 per share and extends the maturity date from November 4, 2021 to June 30, 2023. Under the applicable accounting guidance, the Company accounted for the change in conversion price as a modification of the debt instrument. The Company recognized the increase in the fair value of the conversion option of $0.3 million as a reduction to the carrying amount of the debt instrument by increasing the associated debt discount with a corresponding increase in additional paid-in capital.

As of June 30, 2020 and December 31, 2019, the aggregate amount of November 2019 Notes outstanding was $2.6 million and $2.8 million, respectively, net of discounts of less than $0.3 million and less than $0.1 million, respectively. The discounts are being amortized over the life of the November 2019 Notes using the effective interest method.

On December 19, 2019, the Company issued $10.0 million and $5.0 million in senior subordinated convertible notes (the “Senior Seller Notes”) and junior subordinated convertible notes (the “Junior Seller Notes”), jointly the “Seller Notes” to the sellers of Halo. The Seller Notes are exercisable any time from the date of issuance and carry a 10% interest rate and mature on June 30, 2023. Interest is payable in arrears on March 31, June 30, September 30 and December 31 of each year. PIK interest is payable by increasing the aggregate principal amount of the Seller Notes. The Seller Notes carried an initial conversion price of the lower of (a) $4.00 per share or (b) the IPO Price.

The Seller Notes were amended on June 24, 2020 in connection with the issuance of the June 2020 Notes. The amendment lowers the maximum conversion price applicable to the conversion of these notes from $4.00 per share to $3.75 per share. The Company accounted for the change in the conversion price as a modification of the debt instrument. The Company recognized the increase in the fair value of the conversion option of less than of $0.3 million as a reduction to the carrying amounts of the debt instruments by increasing the associated debt discounts with a corresponding increase in additional paid-in capital.

As of June 30, 2020, the Senior Seller Notes outstanding were $9.7 million, net of discounts of $0.9 million, and the Junior Seller Notes outstanding were $4.6 million, net of discounts of $0.6 million. As of December 31, 2019, the Senior Seller Notes outstanding were $9.2 million, net of discounts of $0.9 million, and the Junior Seller Notes outstanding were $4.4 million, net of discounts of $0.5 million. The discounts are being amortized over the life of the Seller Notes using the effective interest method.

On January 13, 2020, the Company issued $0.6 million in senior subordinated convertible notes to ABG. The ABG Notes are exercisable any time from the date of issuance and carry a 10% interest rate and mature on June 30, 2023. The interest is payable in arrears on March 31, June 30, September 30 and December 31 of each year. PIK interest is payable by increasing the aggregate principal amount of the ABG Notes. The ABG Notes carried an initial conversion price of the lower of (a) $4.00 per share or (b) the IPO Price.

The ABG Notes were amended on June 24, 2020 in connection with the issuance of the June 2020 Notes. The amendment lowers the maximum conversion price applicable to the conversion of these notes from $4.00 per share to $3.75 per share. The Company accounted for the change in the conversion price as a modification of the debt instrument. The Company recognized the increase in the fair value of the conversion option of less than $0.1 million as a reduction to the carrying amount of the debt instrument by decreasing the associated debt premium with a corresponding increase in additional paid-in capital.

As of June 30, 2020, the ABG Notes outstanding was $0.7 million, including a debt premium of less than $0.1 million. The debt premium is being amortized over the life of the ABG Notes using the effective interest method.

On June 24, 2020, the Company issued $1.5 million in subordinated convertible promissory notes (the “June 2020 Notes”) which carry a 10% interest rate and mature on June 30, 2023. The interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. PIK interest is payable by increasing the aggregate principal amount of the June 2020 Notes. The June 2020 Notes are exercisable any time from the date of issuance and carry a conversion price $0.75 per share. The June 2020 Notes are also convertible automatically upon the Company’s consummation of an initial public offering or change in control (each as defined in the June 2020 Notes).

The Company evaluated the conversion option within the June 2020 Notes to determine whether the conversion price was beneficial to the note holders. The Company recorded a beneficial conversion feature (“BCF”) related to the issuance of the June 2020 Notes. The BCF for the June 2020 Notes was recognized and measured by allocating a portion of the proceeds to beneficial conversion feature, based on relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature. The Company will accrete the discount recorded in connection with the BCF valuation as interest expense over the term of the June 2020 Notes, using the effective interest rate method.

As of June 30, 2020, the amount outstanding on the June 2020 Notes was $0.0 million, net of discounts of $1.5 million. The discounts are being amortized over the life of the June 2020 Notes using the effective interest method.

The exercise, conversion or exchange of convertible securities, including for other securities, will dilute the percentage ownership of the Company’s stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect the Company’s ability to obtain additional capital.

As of June 30, 2020 and December 31, 2019, the Company was in compliance with all covenant requirements and there were no events of default. All notes payable are subordinated to the short term loan and line of credit.

PPP loans

On April 10, 2020, TruPet, LLC, a wholly owned subsidiary of Better Choice Company Inc., was granted a loan from JPMorgan Chase Bank, N.A. in the aggregate amount of $0.4 million, pursuant to the Paycheck Protection Program (PPP) under Division A, Title I of the CARES Act (the “TruPet PPP Loan”). The loan matures on April 6, 2022, and bears interest at a rate of 0.98% per annum, payable monthly, commencing on November 6, 2020. As of June 30, 2020, the TruPet PPP Loan outstanding was $0.4 million.

On May 7, 2020, Halo, Purely for Pets, Inc., a wholly owned subsidiary of Better Choice Company Inc., was granted a loan from JPMorgan Chase Bank, N.A. in the aggregate amount of $0.4 million, pursuant to the PPP (the “Halo PPP Loan”). The loan matures on May 3, 2022, and bears interest at a rate of 1.00% per annum, payable monthly, commencing on November 1, 2020. As of June 30, 2020, the Halo PPP Loan outstanding was $0.4 million.

Under the terms of the PPP, certain amounts of the loans may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company intends to use the entire loan amounts for qualifying expenses.

The Company recorded interest expense related to its outstanding indebtedness of $2.4 million and $4.7 million for the three and six months ended June 30, 2020, respectively, and less than $0.1 million and $0.1 million for the three and six months ended June 30, 2019, respectively.

The carrying amounts of the November 2019, Senior Seller Notes and Junior Seller Notes, ABG Notes, June 2020 Notes and PPP loans were approximately $2.6 million, $9.7 million $4.6 million, $0.7 million, $0.0 million, and $0.9 million, respectively, as of June 30, 2020. The carrying amounts of these debt instruments approximate fair value which is based on observable inputs, including quoted and market prices (Level 2).

The carrying amount of the Company’s short term loan approximates fair value due to its short term nature. The carrying amount for the Company’s line of credit approximates fair value as the instrument has a variable interest rate that approximates market rates.

Note 11 – Warrant derivative liability

On December 12, 2018, the Company closed a private placement offering (the “December Offering”) of 1,425,641 units (the “Units”), each unit consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one half of a share of common stock. The Units were offered at a fixed price of $1.95 per Unit for gross proceeds of $2.8 million. Costs associated with the December Offering were $0.1 million, and net proceeds were $2.7 million. The December Offering generated $2.6 million of net proceeds that were received by the Company during the year ended December 31, 2018 for the sale of 1,400,000 Units, and $0.1 million of the net proceeds were received on January 8, 2019 for the sale of 25,641 Units. The warrants are exercisable anytime from the date of issuance over a two-year period and carried an initial exercise price of $3.90 per share.

The warrants include an option to settle in cash in the event of a change of control of the Company and a reset feature if the Company issues shares of common stock with a strike price below the exercise price of the warrants, which requires the Company to record the warrants as a derivative liability. The Company calculates the fair value of the derivative liability through a Monte Carlo Model that values the warrants based upon a probability weighted discounted cash flow model.

During January 2020, the Company issued shares below the exercise price of the warrants acquired on May 6, 2019. Pursuant to the warrant agreement, the Company issued an additional 1,003,232 warrants on March 17, 2020 to certain of its warrant holders at an exercise price of $1.62 and modified the exercise price of the existing warrants to
$1.62.

During June 2020, the Company issued common stock equivalents below the exercise price of the warrants issued on March 17, 2020. Pursuant to the warrant agreement, the Company will issue an additional 1,990,624 warrants to certain of its warrant holders at an exercise price of $0.75 and will modify the exercise price of the existing warrants to $0.75.

The warrants are valued based on future assumptions and, as the reset triggers were known events on June 30, 2020 and December 31, 2019, the Company included the triggers in the valuations performed as of June 30, 2020 and December 31, 2019.

The following schedule shows the fair value of the warrant derivative liability as of June 30, 2020 and December 31, 2019, and the change in fair value during the three and six months ended June 30, 2020:

Dollars in thousands	Warrant derivative liability
Balance as of December 31, 2019	$2,220
Change in fair value of derivative liability	(1,379)
Balance as of March 31, 2020	$841
Change in fair value of derivative liability	3,474
Balance as of June 30, 2020	$4,315

Warrant derivative liability	May 6, 2019	December 31, 2019	June 30, 2020
Stock price	$6.00	$2.70	$1.90
Exercise price	$3.90	$1.62	$0.75
Expected remaining term (in years)	1.60 - 1.68	0.95 - 1.02	0.472
Volatility	64%	69%	85%
Risk-free interest rate	2.39%	1.60%	0.18%

The valuation of the warrants is subject to uncertainty as a result of the unobservable inputs. If the volatility rate or risk-free interest rate were to change, the value of the warrants would be impacted.

As of June 30, 2020, the Company would be required to pay $4.4 million if all warrants were settled in cash or issue 3,706,679 shares if all warrants were settled in shares.

Note 12 – Other liabilities

As of June 30, 2020 and December 31, 2019, other liabilities consisted of $0.2 million related to a reserve for a potential customer dispute settlement and $0.5 million as a prepayment for the issuance of common stock, respectively.

Note 13 – Commitments and contingencies

In the normal course of business, the Company may be subject to various legal claims and contingencies that arise, including claims related to commercial transactions, product liability, health and safety, taxes, environmental matters, employee matters and other matters. Litigation is subject to numerous uncertainties and the outcome of individual claims and contingencies is not predictable. It is possible that some legal matters for which reserves have or have not been established could result in an unfavorable outcome for the Company and any such unfavorable outcome could be of a material nature or have a material adverse effect on the Company’s consolidated financial condition, results of operations and cash flows. Management is not aware of any claims or lawsuits that may have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Company had no purchase obligations as of June 30, 2020 and December 31, 2019.

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

A summary of equity transactions for the six months ended June 30, 2020 and 2019 is set forth below:

On February 12, 2019, the Company issued 69,115 Series A Preferred Units in a private placement at $2.17 per unit. The proceeds were approximately $0.2 million, net of share issuance costs. On May 6, 2019, all Series A Preferred Shares were converted to 2,460,518 shares of common stock.

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

On March 30, 2020, the Company issued 5,956 restricted shares of common stock to an officer of the Company.

The Company has reserved common stock for future issuance as follows:

	June 30, 2020 December 31, 2019
Conversion of Series E	1,760,903	1,760,903
Exercise of options to purchase common stock	7,471,608	7,791,833
Warrants to purchase common stock	17,087,976	16,981,854
Notes payable	7,163,589	4,437,500
Total	33,484,076	30,972,090

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

On September 17, 2019, a Company advisor was issued 2,500,000 warrants with an exercise price of $0.10 and 1,500,000 warrants with an exercise price of $10.00. The warrants were exercisable as follows: 1,250,000 of the warrants with the $0.10 exercise price (the “Tranche 1 Warrants”) were exercisable on the earlier of the twelve- month anniversary of the issuance date or immediately prior to a change in control subject to the advisor’s continued service to the Company; the remaining 1,250,000 of the warrants with the $0.10 exercise price (the “Tranche 2 Warrants”) and the 1,500,000 warrants with the $10.00 exercise price (the Tranche 3 Warrants) were exercisable on the earlier of the eighteen-month anniversary of the issuance date or immediately prior to a change in control subject to the advisor’s continued service to the Company.

On June 1, 2020, the Company entered into a termination agreement (the “Termination Agreement”) with the advisor. Pursuant to the terms of the Termination Agreement, the Tranche 1 Warrants were amended to reduce the number of shares of common stock purchasable thereunder to 1,041,666 shares, and the Tranche 2 Warrants and Tranche 3 Warrants were cancelled. The Tranche 1 Warrants (as amended pursuant to the Termination Agreement) were fully vested as of the date of the termination of the agreement and will remain exercisable until September 17, 2029. Furthermore, if the Company engages in any restricted business line as defined in the Termination Agreement, the Company will issue to the former advisor additional shares of common stock based on formulas intended to compensate the former advisor for the warrants that were reduced or terminated.

In connection with the Termination Agreement, the Company recorded expense of $5.7 million during the three and six months ended June 30, 2020. This amount is included in general and administrative expense.

On November 4, 2019, the Company issued 11,000 warrants in connection with the November 2019 Notes. The warrants are exercisable on the date of issuance and expire 24 months from the date of the consummation of a future initial public offering (“IPO”). The warrants carried an initial exercise price equal to the greater of (i) $5.00 per share or (ii) the price at which the common stock of the Company was sold in the IPO.

On December 19, 2019, the Company issued 937,500 warrants in connection with the Seller Notes. The warrants are exercisable on the date of issuance and expire 24 months from the date of the consummation of a future initial public offering (“IPO”). The warrants carried an initial exercise price equal to the greater of (i) $5.00 per share or (ii) the price at which the common stock of the Company was sold in the IPO.

On June 24, 2020, the warrants related to the November 2019 Notes and Seller Notes were amended in connection with the issuance of the June 2020 Notes to lower the maximum exercise price applicable to these warrants from $5.00 to $4.25 per share. The decrease in the exercise price resulted in an increase to the fair value of the warrants of less than $0.2 million which the Company recognized in general and administrative expense.

On December 19, 2019 the Company issued 6,500,000 warrants with an exercise price of $1.82 in conjunction with the short term loan (the “Guarantor Warrants”). The warrants are exercisable on the date of issuance and expire 24 months from the date of the consummation of a future IPO.

On March 17, 2020, 1,003,232 warrants were issued to holders of warrants issued on May 6, 2019 due to the dilutive impact of subsequent issuances. The Company will issue an additional 1,990,624 warrants to holders of these warrants due to the further dilutive impact of subsequent issuances.

On June 24, 2020, the Company issued common stock purchase warrants (the “June 2020 Warrants”) to purchase up to 1,000,000 shares of the Company’s common stock at $1.25 per share in connection with the June 2020 Notes. The June 2020 Warrants are exercisable on the date of issuance and expire on the earlier of (i) 84 months from the date of the consummation of an underwritten public offering or other uplist transaction or (ii) June 30, 2030.

On June 24, 2020, the Company issued warrants to purchase up to 1,000,000 shares of the Company’s common stock at $1.25 per share to two nonemployee directors. The warrants are exercisable on the date of issuance and expire on the earlier of (i) 84 months from the date of the consummation of an underwritten public offering or other uplist transaction or (ii) June 30, 2030.

	Warrants	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2019	16,981,854	$3.23
Issued	3,064,456	1.15
Terminated	(2,958,334)	(5.12)
Warrants outstanding as of June 30, 2020	17,087,976	$2.37

The intrinsic value of outstanding warrants was $5.7 million and $12.2 million as of June 30, 2020 and December 31, 2019, respectively.

Note 15 - Share-based compensation

The Company recognizes compensation cost for stock awards with only service conditions that have a graded vesting schedule on a straight-line basis over the service period for each separate vesting portion of the award as if the award was, in-substance, multiple awards. During the three and six months ended June 30, 2020, the Company recognized $3.0 million and $5.5 million of share-based compensation expense, respectively. During the three and six months ended June 30, 2019 $4.0 million and $4.2 million of share-based compensation expense was recognized, respectively.

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

During the three and six months ended June 30, 2020, the Company granted 200,000 and 300,000 stock options, respectively. During the three and six months ended June 30, 2019, the Company granted 5,833,000 stock options.

Note 16 - Related party transactions

Marketing services

A company controlled by a member of the board of directors provides online traffic acquisition marketing services for the Company. The Company incurred immaterial amounts for their services during the three and six months ended June 30, 2020 and 2019, respectively. The service contract has a 30-day termination clause. As of June 30, 2020 and December 31, 2019 the outstanding balance was less than $0.1 million and was included in accounts payable in the condensed consolidated balance sheets.

Notes payable

The Company issued $1.4 million of subordinated convertible notes to a member of the board of directors during the year ended December 2019, and $0.8 million of subordinated convertible notes to the same director during June 2020. The notes remain outstanding as of June 30, 2020. Interest related to the subordinated convertible notes was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2020, respectively.

Halo transaction bonus and notes payable

The Company issued $0.1 million of subordinated convertible notes to an executive in satisfaction of a transaction bonus as per his employment agreement upon the close of the Halo Acquisition in December 2019. These convertible notes are outstanding as of June 30, 2020.

Note 17 - Income taxes

For the periods ended June 30, 2020 and 2019, the Company recorded no current or deferred income tax expense.

The Company’s effective tax rate of 0% differs from the United States federal statutory rate of 21% primarily because the Company’s losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of net operating losses (“NOLs”) for the periods ended June 30, 2020 and year ended December 31, 2019.

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

The Company has no accrued interest and penalties related to uncertain income tax positions. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. As of June 30, 2020 and December 31, 2019, the Company does not have any significant uncertain tax positions. If incurred, the Company would classify interest and penalties on uncertain tax positions as income tax expense.

The Company’s income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

For the period ended May 6, 2019, the Company was a limited liability company, taxed as a partnership. Thus, all of the Company’s income and losses flowed through to the owners. The company converted to a C-corporation, subject to income tax on May 6, 2019, the date of the May Acquisitions.

Note 18 - Major suppliers

The Company sourced approximately 77% of its inventory purchases from three vendors for the six months ended June 30, 2020. The Company sourced approximately 83% of its inventory purchases from one vendor for the six months ended June 30, 2019.

Note 19 - Concentration of credit risk and off-balance sheet risk

Cash and cash equivalents and accounts receivable potentially subject the Company to concentrations of credit risk. As of June 30, 2020 and December 31, 2019 the Company’s cash and cash equivalents were deposited in accounts at several financial institutions. The Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company may maintain balances with financial institutions in excess of federally insured limits.

The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements. Accounts receivable from two customers represented 71% of accounts receivable as of June 30, 2020. Accounts receivable from one customer represented 44% of accounts receivable as of December 31, 2019.

Two customers represented 39% of gross sales for the six months ended June 30, 2020. None of the Company’s customers represented greater than 10% of gross sales for the six months ended June 30, 2019.

Note 20 - Net loss per share

Basic and diluted net loss per share attributable to common stockholders is presented using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that has not yet been recognized are collectively assumed to be used to repurchase shares.

Basic and diluted net loss per share is calculated by dividing net and comprehensive loss attributable to common stockholders by the weighted-average shares outstanding during the period. For the three and six months ended June 30, 2020 and 2019, the Company’s basic and diluted net and comprehensive loss per share attributable to common stockholders are the same, because the Company has generated a net loss to common stockholders and common stock equivalents are excluded from diluted net loss per share as they have an antidilutive impact.

The following table sets forth basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2020 and 2019:

Dollars in thousands except per share amounts

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Common stockholders
Numerator:
Net and comprehensive loss	$(27,858)	$(164,286)	$(18,404)	$(161,506)
Less: Preferred stock dividends	68	27	34	27
Net and comprehensive loss available to common stockholders	$(27,926)	$(164,313)	$(18,438)	$(161,533)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	48,733,052	21,202,188	48,939,708	30,638,048
Net loss per share attributable to common stockholders, basic and diluted	$(0.57)	$(7.75)	$(0.38)	$(5.27)

Note 21 - Subsequent events

Revolving line of credit and guarantor warrants

On July 16, 2020, the Company received a revolving line of credit in the aggregate amount of $7.5 million (the “ABL Facility”) from Citizens Business Bank, a California banking corporation, pursuant to a business loan agreement (the “ABL Agreement”). The proceeds of the ABL Facility will be used (i) to repay all principal, interest and fees outstanding under the Company’s existing revolving credit facility and (ii) for general corporate purposes.

The ABL Facility matures on July 5, 2022 and bears interest at a variable rate of LIBOR plus 250 basis points, with an interest rate floor of 3.25% per annum. Accrued interest on the ABL Facility is payable monthly, commencing on August 5, 2020. The ABL Facility provides for customary financial covenants that commence on December 31, 2020 and customary events of default. The Company may prepay the principal of the ABL Facility at any time without penalty.

The ABL Facility is secured by a general security interest on the assets of the Company and is personally guaranteed by a member of the Company’s board of directors. In consideration of the personal guaranty, the Company issued common stock purchase warrants to purchase up to 300,000 shares of the Company’s common stock at a price equal to $1.05 per share (the “July 2020 Guarantor Warrants”). The July 2020 Guarantor Warrants are exercisable on the date of issuance and expire on the earlier of (i) 84 months from the date of the consummation of an underwritten public offering or other uplist transaction or (ii) June 30, 2030.

Warrant issuances

On July 20, 2020, the Company issued common stock purchase warrants to purchase up to 200,000 shares of the Company’s common stock to two nonemployee directors at a price equal to $1.05 per share (the “July 2020 Director Warrants,” and together with the July 2020 Guarantor Warrants, the “July 2020 Warrants”). The July 2020 Warrants are exercisable on the date of issuance and expire on the earlier of (i) 84 months from the date of the consummation of an underwritten public offering or other uplist transaction or (ii) June 30, 2030.

Common Stock

On July 31, 2020, Better Choice Company Inc. filed a certificate of incorporation with the State of Delaware which increased the number of authorized shares of common stock from 88,000,000 to 200,000,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. The financial condition, results of operations and cash flows discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of Better Choice Company Inc. and its consolidated subsidiaries, collectively, the “Company,” “Better Choice,” “we,” “our,” or “us”. These statements represent projections, beliefs, and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. Accordingly, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview and Outlook

Better Choice Company is a rapidly growing animal health and wellness company committed to leading the industry shift toward pet products and services that help dogs and cats live heathier, happier and longer lives. We take an alternative, nutrition-based approach to animal health relative to conventional dog and cat food offerings and position our portfolio of brands to benefit from the mainstream trends of growing pet humanization and consumer focus on health and wellness. We have a demonstrated, multi-decade track record of success selling trusted animal health and wellness products and leverage our established digital footprint to provide pet parents with the knowledge to make informed decision about their pet’s health. We sell the majority of our dog food, cat food and treats under the Halo and TruDog brands, which are focused, respectively, on providing sustainably sourced kibble and canned food derived from real whole meat, and minimally processed raw-diet dog food and treats.

Our diverse product offering has enabled us to penetrate multiple channels of trade, which we believe provides us with broad demographic exposure and appeal. We group these channels of trade into two distinct categories: retail- partner based (“Retail”), which includes the sale of product to e-commerce retailers, pet specialty chains, grocery, mass and distributors, and direct to consumer (“DTC”), which is focused on driving consumers to directly purchase product through our online web platform. With regard to our channels of trade, the online purchase of pet food continues to take market share from brick and mortar retail, with Packaged Facts reporting internet shopping growing from 7% of U.S. pet product sales in 2015 to 22% in 2019. We believe that the trend toward online shopping will continue, and we will continue to reach a growing base of diverse customers through our DTC and e- commerce partner channels. Because our DTC strategy leverages one-on-one customer relationships and utilizes a targeted, data-driven approach to reach customers, we can gather valuable market and consumer behavior data that will allow our brands to be more competitive in the Retail channel. Conversely, we believe Halo’s long-established relationships with key Retail customers will enable us to more effectively launch additional brands in the rapidly evolving retail environment. In addition, Halo has successfully launched into high growth markets in Asia. We intend to build on that success by expanding our products consumer reach through online marketplaces in these markets based on the DTC team experience.

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

Our established supply and distribution infrastructure allow us to develop, manufacture and commercialize new products generally in under 12 weeks. We will continue to deliver innovation to expand our product offerings and improve the health and well-being of pets. We leverage our proprietary behavioral database, customer feedback and analytics capabilities to derive valuable insights and launch new products. We recently launched a line extension of our Halo brand to offer vegan alternatives for our customers. In addition to our domestic capabilities, we have partnered with a leading Israeli research and development center, Cannasoul, to create a portfolio of indication- specific intellectual property focused on hemp-derived CBD formulations.

Our experienced management and board members have an established track record across the retail, consumer packaged goods, pet health and wellness industries, and they share a common vision to build the premier provider of health and wellness pet products.

The impact that COVID-19 will have on our consolidated results of operations is uncertain. As of July 2020, we have not seen a material decline in sales. We will continue to evaluate the nature and extent of COVID-19’s impact to our business, consolidated results of operations, financial condition and liquidity, and our results presented herein are not necessarily indicative of the results to be expected for future periods in 2020 or the full fiscal year.

Management cannot predict the full impact of the COVID-19 pandemic on our sourcing, manufacturing and distribution of our products or to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Fiscal Year End

On May 21, 2019, our board of directors approved a change in fiscal year end from August 31 to December 31 to align with the TruPet fiscal year end. The fiscal year change became effective with our 2019 fiscal year, which begins January 1, 2019 and ends December 31, 2019. Following its acquisition by us, Halo has adopted the same fiscal year end.

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

Key factors that affect our future sales growth include: our continued expansion in Retail and other specialty channels, international expansion and our new product introduction. We recognize revenue to depict the transfer of promised goods to the customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods. We have two categories of revenue channels: Retail, which includes the sale of product to e-commerce retailers, pet specialty chains, grocery, mass and distributors, and DTC, which is focused on driving consumers to directly purchase product through our online web platform.

A significant portion of our revenue is derived from the DTC channel which represents 25% of consolidated revenue; the Retail channel represents 75% of consolidated revenue for the six months ended June 30, 2020. The majority of these sales transactions are single performance obligations that are recorded when control is transferred to the customer. DTC revenue is recognized at the time the order is shipped to the DTC customers. For the majority of Retail customers, we recognize revenue when the product is shipped from our distribution centers, when control transfers. For the remaining customers, we defer revenue based on average shipping times to those customers. We record a revenue reserve based on past return rates to account for customer returns.

For our DTC loyalty program, a portion of revenue is deferred at the time of the sale as points are earned based on the relative stand-alone selling price, and not recognized until the redemption of the loyalty points, which do not expire. We have applied a redemption rate based on historical experience.

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

Cost of goods sold consists primarily of the cost of product obtained from third-party contract manufacturing plants, packaging materials, CBD oils directly sourced by us, inventory freight for shipping product from third-party contract manufacturing plants to our warehouse and third party fulfillment and royalties. We review inventory on hand periodically to identify damages, slow moving inventory, and/or aged inventory. Based on the analysis, we record inventories at the lower of cost or net realizable value, with any reduction in value expensed as cost of goods sold.

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

Operating Expenses

General and administrative expenses include management and office personnel compensation and bonuses, share- based compensation, corporate level information technology related costs, rent, travel, professional service fees, costs related to merchant credit card fees, insurance, product development costs, shipping DTC orders to customers and general corporate expenses.

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

On December 19, 2019, we entered into a loan facilities agreement with a private debt lender (the “Facilities Agreement”) that provided for a short term loan facility of $20.5 million and a revolving line of credit not to exceed $7.5 million. The short term loan and revolving line of credit are scheduled to mature on December 19, 2020 or such earlier date on which a demand is made by the agent or any lender.

On January 13, 2020, we issued $0.6 million in senior subordinated convertible notes to ABG. These notes accrue interest payable in kind until maturity or conversion to equity.

On June 24, 2020, we issued $1.5 million in subordinated convertible promissory notes. These notes accrue interest payable in kind until maturity or conversion to equity.

Income Taxes

Our income tax provision consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for any allowable credits, deductions and uncertain tax positions as they arise. We did not record income tax expense for the three and six months ended June 30, 2020 due to the continued losses incurred by us. Prior to the May Acquisitions, TruPet was a limited liability company.

Results of Operations

Six Months Ended June 30, 2020 versus Six Months Ended June 30, 2019

$ in thousands	2020	2019	Change	%
Net sales	$22,167	$7,635	$14,532	190%
Cost of goods sold	13,886	4,082	9,804	240%
Gross profit	8,281	3,553	4,728	133%
Operating expenses:
General and administrative expense	19,650	7,174	12,476	174%
Share-based compensation	5,504	4,212	1,292	31%
Sales and marketing	3,807	5,597	(1,790)	(32%)
Customer service and warehousing	352	551	(199)	(36%)
Total operating expenses	29,313	17,534	11,779	67%
Loss from operations	$(21,032)	$(13,981)	$(7,051)	50%

Net Sales

Net sales increased $14.5 million, or 190%, to $22.2 million for the six months ended June 30, 2020 compared to $7.6 million for the six months ended June 30, 2019. Net sales include $15.9 million from Halo for the six months ended June 30, 2020 following the closing of the Halo Acquisition in December 2019. This was partially offset by a $1.5 million decrease for the six months ended June 30, 2020 in net sales related to TruPet as compared to the comparable prior year period.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased $9.8 million, or 240%, to $13.9 million for the six months ended June 30, 2020 compared to $4.1 million for the six months ended June 30, 2019. As a percentage of revenue, cost of goods sold increased to 63% during the six months ended June 30, 2020 compared to 53% for the six months ended June 30, 2019. Cost of goods sold includes $11.0 million of Halo product costs for the six months ended June 30, 2020 following the closing of the Halo Acquisition in December 2019. In addition, cost of goods sold during the first two quarters included $0.9 million of non-cash expense related to the amortization of a purchase accounting adjustment to inventory recorded in connection with the Halo Acquisition. These increases were offset by a comparable decrease in cost of goods sold related to the decrease in TruPet sales.

During the six months ended June 30, 2020, gross profit increased $4.7 million, or 133%, to $8.3 million compared to $3.6 million during the six months ended June 30, 2019. Gross profit margin decreased to 37% from 47% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Gross profit includes $4.9 million from Halo for the six months ended June 30, 2020, following the closing of the Halo Acquisition. The Halo line of products for the current period carried a profit margin of 31% compared to TruPet’s margin of 56%. TruPet products have higher margins as compared to the Halo product line as Halo’s food and pet food topper products have higher costs than the TruPet dental products. Halo also incurred storage and fulfillment center costs of $0.4 million, an inventory reserve of $0.3 million and product obsolescence costs of $0.3 million due to the nature of Halo’s products.

Operating Expenses

During the six months ended June 30, 2020, general and administrative expenses increased $12.5 million, or 174%, to $19.7 million compared to $7.2 million for the six months ended June 30, 2019. General and administrative expenses include expenses of $2.6 million incurred by Halo for the six months ended June 30, 2020, following the closing of the Halo Acquisition. Halo general and administrative expenses include non-cash amortization of $0.8 million related to the trade name and customer relationship intangible assets acquired as part of the Halo acquisition, salaries and wages and related costs of $1.1 million, as well as other costs such as professional and consulting fees, charitable contributions, and other miscellaneous costs. Better Choice general and administrative expenses accounted for the remaining increase, driven by warrant expense ($10.0 million), consulting and other professional fees ($0.7 million) and salaries and wages and related costs ($1.4 million) as we continued building the infrastructure to support our status as a public company and the expansion of our corporate staff.

During the six months ended June 30, 2020, share-based compensation increased $1.3 million, or 31%, to $5.5 million, as compared to share based compensation of $4.2 million during the six months ended June 30, 2019. The increase was driven by $1.0 million related to a catch up of unrecognized stock-based compensation expense, $0.9 million of add-on warrants issued to two nonemployee directors, and $0.5 million related to restricted shares issued to three nonemployee directors, partially offset by the acceleration of vesting of option awards in connection with the May Acquisitions in the prior year period.

During the six months ended June 30, 2020, sales and marketing expenses, including paid media, decreased $1.8 million, or 32%, to $3.8 million from $5.6 million during the six months ended June 30, 2019. Marketing expenses include $2.0 million incurred by Halo for the six months ended June 30, 2020, following the closing of the Halo Acquisition in December 2019. TruPet’s sales and marketing expenses decreased from $5.6 million for the six months ended June 30, 2019 to $1.8 million for the six months ended June 30, 2020.

During the six months ended June 30, 2020, customer service and warehousing decreased $0.2 million, or 36%, to $0.4 million, as compared to $0.6 million during the six months ended June 30, 2019 due to a reduction in staff and related operating costs.

Interest Expense, Net

During the six months ended June 30, 2020, interest expense increased $4.6 million to $4.7 million from $0.1 million for the six months ended June 30, 2019. Interest expense relates primarily to existing and prior indebtedness including short term loans, lines of credit and subordinated convertible notes.

Income Taxes

No provision has been made for federal and state income taxes prior to the date of the May Acquisitions as the proportionate share of TruPet’s income or loss was included in the personal tax returns of its members as TruPet was a limited liability company. Subsequent to the acquisitions, we, as a corporation are required to provide for income taxes.

The effective tax rate subsequent to the acquisitions is 0%. The effective tax rate differs from the U.S. Federal statutory rate of 21% as our reported losses are offset by a valuation allowance due to uncertainty as to the realization of those losses.

Three Months Ended June 30, 2020 versus Three Months Ended June 30, 2019

$ in thousands	2020	2019	Change	%
Net sales	$9,941	$4,084	$5,857	143%
Cost of goods sold	5,817	2,421	3,396	140%
Gross profit	4,124	1,663	2,461	148%
Operating expenses:
General and administrative expense	11,594	5,211	6,383	122%
Share-based compensation	3,020	4,006	(986)	(25%)
Sales and marketing	1,848	3,412	(1,564)	(46%)
Customer service and warehousing	162	297	(135)	(45%)
Total operating expenses	16,624	12,926	3,698	29%
Loss from operations	$(12,500)	$(11,263)	$(1,237)	11%

Net Sales

Net sales increased $5.9 million, or 143%, to $9.9 million for the three months ended June 30, 2020 compared to $4.1 million for the three months ended June 30, 2019. Net sales include $7.0 million from Halo for the three months ended June 30, 2020 following the closing of the Halo Acquisition in December 2019. This was partially offset by a $1.1 million decrease for the three months ended June 30, 2020 in net sales related to TruPet as compared to the comparable prior year period.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased $3.4 million, or 140%, to $5.8 million for the three months ended June 30, 2020 compared to $2.4 million for the three months ended June 30, 2019. As a percentage of revenue, cost of goods sold was consistent at 59% during the three months ended June 30, 2020 compared to 59% for the three months ended June 30, 2019. Cost of goods sold includes $4.5 million of Halo product costs for the three months ended June 30, 2020 following the closing of the Halo Acquisition in December 2019. These increases were offset by a comparable decrease in cost of goods sold related to the decrease in TruPet sales.

During the three months ended June 30, 2020, gross profit increased $2.5 million, or 148%, to $4.1 million compared to $1.7 million during the three months ended June 30, 2019. Gross profit margin was consistent at 41% for the three months ended June 30, 2020 and the three months ended June 30, 2019. Gross profit includes $2.4 million from Halo for the three months ended June 30, 2020, following the closing of the Halo Acquisition. The Halo line of products for the current period carried a profit margin of 35% compared to TruPet’s margin of 58%. TruPet products have higher margins as compared to the Halo product line as Halo’s food and pet food topper products have higher costs than the TruPet dental products. Halo also incurred storage and fulfillment center costs of $0.2 million, an inventory reserve of $0.1 million and product obsolescence costs of $0.1 million due to the nature of Halo’s products.

Operating Expenses

During the three months ended June 30, 2020, general and administrative expenses increased $6.4 million, or 122%, to $11.6 million compared to $5.2 million for the three months ended June 30, 2019. General and administrative expenses include expenses of $1.2 million incurred by Halo for the three months ended June 30, 2020, following the closing of the Halo Acquisition. Halo general and administrative expenses include non-cash amortization of $0.4 million related to the trade name and customer relationship intangible assets acquired as part of the Halo acquisition, salaries and wages and related costs of $0.5 million, as well as other costs such as professional and consulting fees, charitable contributions, and other miscellaneous costs. Better Choice general and administrative expenses accounted for the remaining increase, driven by warrant expense ($7.5 million), and salaries and wages and related costs ($0.8 million) as we continued building the infrastructure to support our status as a public company and the expansion of our corporate staff, partially offset by lower consulting and other professional fees ($0.4 million).

During the three months ended June 30, 2020, share-based compensation decreased $1.0 million, or 25%, to $3.0 million, as compared to share-based compensation of $4.0 million during the three months ended June 30, 2019. The decrease was driven by the acceleration of vesting of option awards in connection with the May Acquisitions in the prior year period.

During the three months ended June 30, 2020, sales and marketing expenses, including paid media, decreased $1.6 million, or 46%, to $1.8 million from $3.4 million during the three months ended June 30, 2019. Marketing expenses include $1.1 million incurred by Halo for the three months ended June 30, 2020, following the closing of the Halo Acquisition in December 2019. TruPet’s sales and marketing expenses decreased from $3.4 million for the three months ended June 30, 2019 to $0.7 million for the three months ended June 30, 2020.

During the three months ended June 30, 2020, customer service and warehousing decreased $0.1 million, or 45%, to $0.2 million, as compared to $0.3 million during the three months ended June 30, 2019 due to a reduction in staff and related operating costs.

Interest Expense, Net

During the three months ended June 30, 2020, interest expense increased $2.4 million to $2.4 million from less than $0.1 million for the three months ended June 30, 2019. Interest expense relates primarily to existing and prior indebtedness including short term loans, lines of credit and subordinated convertible notes.

Income Taxes

No provision has been made for federal and state income taxes prior to the date of the May Acquisitions as the proportionate share of TruPet’s income or loss was included in the personal tax returns of its members as TruPet was a limited liability company. Subsequent to the acquisitions, we, as a corporation are required to provide for income taxes.

The effective tax rate subsequent to the acquisitions is 0%. The effective tax rate differs from the U.S. Federal statutory rate of 21% as our reported losses are offset by a valuation allowance due to uncertainty as to the realization of those losses.

Liquidity and Capital Resources

Since our founding, we have financed our operations primarily through sales of member units while a limited liability company, sales of shares of our common stock and warrants since becoming a corporation, preferred stock and loans. On June 30, 2020 and December 31, 2019, we had cash and cash equivalents and restricted cash of $3.5 million and $2.5 million, respectively.

We are subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of its products, the successful protection of its proprietary technologies, ability to grow into new markets, and compliance with government regulations. In late 2019, a novel strain of coronavirus (“COVID-19”) began to spread globally. Uncertainties regarding the economic impact of COVID-19 are likely to result in sustained market turmoil, which could negatively impact our business, financial condition, and cash flows.

We have incurred losses over the last three years and has an accumulated deficit. We expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. We are implementing plans to achieve cost savings and other strategic objectives to address these conditions. We expect cost savings from consolidation of third-party manufacturers, optimizing shipping and warehousing as well as overhead cost reductions. The business is focused on growing the most profitable channels while reducing investments in areas that are expected to have lower long-term benefits.

If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. If we are unable to raise the necessary funds when needed or achieve planned cost savings, or other strategic objectives are not achieved, we may not be able to continue our operations, or we could be required to modify our operations that could slow future growth. The accompanying interim condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and payments of liabilities in the ordinary course of business. Accordingly, the interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should we be unable to continue as a going concern.

A summary of our cash flows for the six months ended June 30, 2020 and 2019 is as follows:

	Six Months Ended June 30,
$ in thousands	2020	2019
Cash flows (used in) provided by:
Operating activities	$(2,168)	$(8,481)
Investing activities	(6)	1,870
Financing activities	3,127	13,927
Net increase in cash and cash equivalents and restricted cash	$953	$7,316

Cash flows from Operating Activities

Cash used in operating activities consisted of net loss adjusted for non-cash items such as share-based compensation expense and depreciation and amortization as well as changes in working capital and other activities.

Cash used in operating activities decreased $6.3 million, or 74%, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Cash used in operating activities was $2.2 million for the six months ended June 30, 2020, which consisted of the net loss from operations of $27.9 million, partially offset by $10.2 million in shares issued for services, $5.5 million of share-based compensation, $2.4 million for amortization of debt issuance costs and discounts, $0.9 million in depreciation and amortization, $2.1 million in the change in fair value warrant derivative liability, $0.9 million of payments in kind interest, $0.6 million of contract termination costs, less than $0.1 million in the increase in fair value of warrants in connection with modification to exercise price, and a combined $3.1 million of net cash generated from changes in operating assets and liabilities.

Cash flows from Investing Activities

Cash used in investing activities was less than $0.1 million during the six months ended June 30, 2020. Cash provided by operating activities was $1.8 million during the six months ended June 30, 2019.The cash used in investing activities for the six months ended June 30, 2020 is related to the purchase of property and equipment. The cash flow from investing activities for the six months ended June 30, 2019 is primarily due to cash acquired in the merger, partially offset by cash used to pay security deposits and purchase property and equipment.

Cash flows from Financing Activities

Cash provided by financing activities was $3.1 million for the six months ended June 30, 2020 compared to cash provided of $13.9 million during the six months ended June 30, 2019. The cash flow from financing activities for the six months ended June 30, 2020 was provided by proceeds from the revolving line of credit of $0.8 million, proceeds from the PPP loans of $0.8 million and proceeds of $1.5 million from the June 2020 Notes. Net cash provided during the six months ended June 30, 2019 was related to proceeds from a private issuance of public equity and proceeds from private placement of Series A Preferred Units, partially offset by a repayment of a cash advance. For details about the terms, covenants and restrictions contained in the Facilities Agreement and the subordinated convertible notes, see “Note 10 - Debt” to our interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

We have identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. Our most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, share-based compensation, and the accounting for convertible notes, warrants and business combinations. Details regarding our use of these policies and the related estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on May 1, 2020,

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management evaluated its internal control over financial reporting for the quarter ended June 30, 2020. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses described in the Company’s Annual Report on Form 10-K are remediated.

Changes in Internal Control Over Financial Reporting

As part of our acquisition of Halo, the existing Halo finance team will support the process of bringing current outsourced processes in house. Additionally, the Company hired the Principal Financial and Accounting Officer of the Company, effective May 12, 2020, to help improve internal control over financial reporting. There were no other changes in internal control over financial reporting during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have previously disclosed all sales of securities without registration under the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith.

EXHIBIT INDEX

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date	Filed / Furnished Herewith
2.1	Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc. and Bona Vida, Inc.	8-K	333-161943	2.1	05/10/2019

2.2	First Amendment to Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc., and Bona Vida, Inc., dated May 3, 2019	8-K	333-161943	2.2	05/10/2019

2.3	Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC	8-K	333-161943	2.3	05/10/2019

2.4	First Amendment to Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC, dated May 6, 2019	8-K	333-161943	2.4	05/10/2019

2.5#	Amended and Restated Stock Purchase Agreement, dated December 18, 2019, by and among the Company, Halo, Purely For Pets, Inc., Thriving Paws, LLC and HH-Halo LP	8-K	333-161943	2.1	12/26/2019

3.1	Certificate of Incorporation, dated January 1, 2019	10-Q	333-161943	3.1	04/15/2019

3.2	Certificate of Amendment to Certificate of Incorporation, dated February 1, 2019	10-Q	333-161943	3.2	04/15/2019

3.3	Certificate of Amendment to Certificate of Incorporation, dated March 13, 2019	8-K	333-161943	3.1	03/20/2019

3.4	Certificate of Amendment to Certificate of Incorporation, dated April 18, 2019	10-KT	333-161943	3.5	07/25/2019

3.5	Certificate of Amendment to Certificate of Incorporation, dated July 30, 2020	8-K	333-161943	99.1	07/30/2020

3.6	Certificate of Merger of Sport Endurance, Inc. with and into the Company	10-Q	333-161943	3.4	04/15/2019

3.7	Bylaws	10-Q	333-161943	3.5	04/15/2019

3.8	Amended and Restated Certificate of Designation for Series E Convertible Preferred Stock	8-K	333-161943	3.1	05/23/2019

4.1	Form of Common Stock Purchase Warrant in connection with the May 2019 private placement	8-K	333-161943	4.1	04/30/2019

4.2	Form of Tranche 1 Common Stock Purchase Warrant, dated September 17, 2019, by and between the Registrant and Bruce Linton	8-K	333-161943	4.1	09/23/2019

4.3	Form of Tranche 2 Common Stock Purchase Warrant, dated September 17, 2019, by and between the Company and Bruce Linton	8-K	333-161943	4.2	09/23/2019

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date	Filed / Furnished Herewith
4.4	Form of Additional Common Stock Purchase Warrant, dated September 17, 2019, by and between the Company and Bruce Linton	8-K	333-161943	4.3	09/23/2019

4.5	Form of Subordinated Convertible Promissory Note in connection with the November 2019 private placement	8-K	333-161943	4.1	11/15/2019

4.6	Form of Common Stock Purchase Warrant in connection with the November 2019 private placement	8-K	333-161943	4.2	11/15/2019

4.7	Form of Subordinated Convertible Promissory Note, dated December 19, 2019, by and among the Company and the Halo Sellers listed on the signature pages thereto	10-Q	333-161943	4.7	01/31/2020

4.8	Form of Common Stock Purchase Warrant, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	4.8	01/31/2020

4.9	Form of Common Stock Purchase Warrant, dated December 19, 2019, by and among the Company and the Shareholder Personal Guarantors	10-Q	333-161943	4.10	01/31/2020

4.10	Form of Common Stock Purchase Warrant Agreement in connection with the December 2018 private placement	8-K	333-161943	4.1	12/13/2018

4.11	Form of Common Stock Purchase Warrant in connection with the June 2020 private placement.	10-Q	333-161943	4.11	06/25/2020

4.12	Form of Subordinated Convertible Promissory Note in connection with the June 2020 private placement.	10-Q	333-161943	4.12	06/25/2020

4.13	Form of Subscription Agreement in connection with the June 2020 private placement.	10-Q	333-161943	4.13	06/25/2020

4.14	Form of Registration Rights Agreement by and among the Company and the persons listed on the signature pages thereto in connection with the June 2020 private placement.	10-Q	333-161943	4.14	06/25/2020

4.15	Form of Amendment to November 2019 Notes, Seller Notes and ABG Notes					*

4.16	Form of July 2020 Common Stock Purchase Warrants	8-K	333-161943	10.5	07/21/2020

10.1	Loan Agreement dated May 6, 2019, between the Company and Franklin Synergy Bank	8-K	333-161943	10.1	05/10/2019

10.2	Security Agreement dated May 6, 2019, between the Company and Franklin Synergy Bank	8-K	333-161943	10.2	05/10/2019

10.3	Guaranty Agreement, dated April 8, 2019, by TruPet LLC in favor of Franklin Synergy Bank	S-1	333-234349	10.17	10/28/2019

10.4	Form of Revolving Line of Credit Promissory Note dated 2019	8-K	333-161943	10.3	05/10/2019

10.5	Guaranty Agreement, dated April 8, 2019, by Bona Vida, Inc. in favor of Franklin Synergy Bank	S-1	333-234349	10.16	10/28/2019

10.6***	Loan Facilities Credit Letter Agreement, dated December 19, 2019, by and among the Better Choice Company Inc., Halo, Purely for Pets, Inc., Bona Vida Inc., TruPet LLC and Bridging Finance Inc., as agent.	10-Q	333-161943	10.1	01/31/2020

10.7	Pledge and Security Agreement, dated December 19, 2019, by and among the Company, Halo, Purely or Pets, Inc., Bona Vida, Inc., TruPet LLC and Bridging Finance Inc., as Administrative Agent	10-Q	333-161943	10.2	01/31/2020

10.8	Continuing Guaranty of Halo, Purely for Pets, Inc., Bona Vida Inc., TruPet LLC, dated December 19, 2019	10-Q	333-161943	10.3	01/31/2020

10.9	Form of Subscription Agreement, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	10.6	01/31/2020

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date	Filed / Furnished Herewith
10.10	Continuing Personal Guaranty of John Word, Lori Taylor and Michael Young, dated December 19, 2019	10-Q	333-161943	10.4	01/31/2020

10.11	Registration Rights Agreement, dated May 6, 2019, by and among the Company and the persons listed on the signature pages thereto in connection with the May 2019 private placement	S-1	333-234349	10.2	10/28/2019

10.12	First Amendment, dated June 10, 2019, to Registration Rights Agreement, dated May 6, 2019, by and among the Company and the stockholders party thereto	S-1	333-234349	10.3	10/28/2019

10.13	Form of Subscription Agreement dated April 25, 2019 in connection with the May 2019 private placement	8-K	333-161943	10.1	04/30/2019

10.14	Registration Rights Agreement, dated as of May 6, 2019, by and among Better Choice Company Inc. and the former stockholders of Bona Vida listed on the signature pages thereto	8-K	333-161943	4.1	05/10/2019

10.15	Registration Rights Agreement, dated as of May 6, 2019, by and among Better Choice Company Inc. and the former member of TruPet listed on the signature pages thereto	8-K	333-161943	4.2	05/10/2019

10.16	Form of Registration Rights Agreement by and among the Company and the persons listed on the signature pages thereto in connection with the November 2019 private placement	8-K	333-161943	4.3	11/15/2019

10.17	Form of Subscription Agreement in connection with the November 2019 private placement	8-K	333-161943	10.1	11/15/2019

10.18	Business Loan Agreement, dated as of July 16, 2020, by and among the Company, Halo, TruPet, Bona Vida (the “Credit Parties”), and Citizens Bank	8-K	333-161943	10.1	07/21/2020

10.19	Promissory Note, dated as of July 16, 2020, issued by the Credit Parties in favor of Citizens Bank	8-K	333-161943	10.2	07/21/2020

10.20	Commercial Security Agreement, dated as of July 16, 2020, by and among the Credit Parties and Citizens Bank	8-K	333-161943	10.3	07/21/2020

10.21	Commercial Guaranty, dated as of July 16, 2020, by and between Citizens Bank and John M. Word, III	8-K	333-161943	10.4	07/21/2020

10.22†	Better Choice Company Inc. Amended and Restated 2019 Incentive Award Plan	10-K	333-161943	10.19	5/4/2020

10.23†	Form of 2019 Incentive Aware Plan Stock Option Agreement	S-1	333-234349	10.7	10/28/2019

10.24†	Form of Indemnification Agreement by and among the Company and its officers and directors	S-1	333-234349	10.8	10/28/2019

10.25†	Independent Contractor Agreement, dated September 17, 2019, by and between the Company and Bruce Linton	8-K	333-161943	10.1	09/23/2019

10.26†	Employment Agreement, dated February 1, 2019, for David Lelong	8-K	333-161943	10.1	02/07/2019

10.27†	Employment Agreement, dated as of May 6, 2019, by and between the Company and Damian Dalla-Longa	10-Q	333-161943	10.6	10/09/2019

10.28†	Resignation Letter from Damian Dalla-Longa, dated February 5, 2020	8-K	333-161943	10.3	02/11/2020

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date	Filed / Furnished Herewith
10.29†	Amendment to Employment Agreement, dated February 10, 2020, by and between Damian Dalla-Longa and the Company	8-K	333-161943	10.4	02/11/2020

10.30†	Employment Agreement, dated as of May 6, 2019, by and between the Company and Lori Taylor	10-Q	333-161943	10.7	10/09/2019

10.31†	Separation Agreement, dated as of September 13, 2019, by and between the Company and Lori Taylor	10-K	333-161943	10.28	5/4/2020

10.32†	Employment Agreement, dated May 6, 2019, by and among the Company and Anthony Santarsiero	S-1	333-234349	10.11	10/28/2019

10.33†	Employment Agreement, dated June 29, 2019, by and among the Company and Andreas Schulmeyer	S-1	333-234349	10.12	10/28/2019

10.34†	Employment Agreement, dated December 19, 2019, by and between the Company, Werner von Pein, and Halo	8-K	333-161943	10.1	02/11/2020

10.35†	Amendment to Employment Agreement, dated February 10, 2020, by and between Werner von Pein and the Company	8-K	333-161943	10.2	02/11/2020

21.1	Subsidiaries of the Company	10-K	333-161943	21.1	5/4/2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002					*

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					*

101.PRE	XBRL Taxonomy Extension Presentation Link Document.					*

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date	Filed / Furnished Herewith
Document.

†	Indicates a management contract or any compensatory plan, contract or arrangement.

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

BETTER CHOICE COMPANY INC.

Date: August 14, 2020	By:	/s/ WERNER VON PEIN

Werner von Pein
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2020	By:	/s/ SHARLA COOK

Sharla Cook
Principal Financial and Accounting Officer