Form 10-Q
period 2020-09-30
Better Choice Co Inc.
filed 2020-11-16
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
_______________________________________________
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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 49,139,708 shares of $0.001 par value common stock outstanding as of November 12, 2020.

Better Choice Company Inc.

PRESENTATION OF FINANCIAL AND OTHER INFORMATION
This Quarterly Report on Form 10-Q (“Quarterly Report”) is filed by Better Choice Company Inc. (“Better Choice Company” or the “Company”) and as discussed in more detail in our Annual Report on Form 10-K, filed on May 4, 2020 (the “Annual Report”), the Company completed its acquisitions of TruPet LLC (“TruPet”) and Bona Vida, Inc. (“Bona Vida”) on May 6, 2019 (the “May Acquisitions”). The acquisition of TruPet is treated as a reverse merger with TruPet determined to be the accounting acquirer of the Company. As such, the historical financial statements of the registrant prior to the May Acquisitions are those of TruPet and TruPet’s equity has been re-cast to reflect shares of Better Choice Company common stock received in the May Acquisitions. The acquisition of Better Choice Company and Bona Vida were treated as asset acquisitions. On December 19, 2019, Better Choice Company acquired (the “Halo Acquisition,” and together with the May Acquisitions, the “Acquisitions”) 100% of the issued and outstanding capital stock of Halo, Purely for Pets, Inc. (“Halo”). Unless otherwise stated or the context otherwise requires, the historical business information described in this Quarterly Report prior to consummation of the May Acquisitions is that of TruPet and, following consummation of the May Acquisitions through December 19, 2019, reflects business information of the Company, TruPet, and Bona Vida. From December 19, 2019 onward, the results of operations reflects business information of the Company and Halo as a combined business.
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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,”or “continue,”or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements contained herein include, among others, statements concerning management's expectations about future events and the Company’s operating plans and performance, the effects of the COVID-19 outbreak, including levels of consumer, business and economic confidence generally, the regulatory environment, litigation, sales, and the expected benefits of acquisitions, and such statements are based on the current beliefs and expectations of the Company’s management, as applicable, and are subject to known and unknown risks and uncertainties. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties, and assumptions. Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.
These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise. You should, however, consult further disclosures we make in future filings and public disclosures, including without limitation, our Annual Report, Transition Report on Form 10-KT, Quarterly Reports on Forms 10-Q, and Current Reports on Forms 8-K.

PART I
ITEM 1.    FINANCIAL STATEMENTS
Better Choice Company Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2020 and December 31, 2019
(Dollars in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	Unaudited	Audited
Assets
Cash and cash equivalents	$563	$2,361
Restricted cash	1,518	173
Accounts receivable, net	5,629	5,824
Inventories, net	5,122	6,580
Prepaid expenses and other current assets	2,005	2,641
Total Current Assets	14,837	17,579
Property and equipment, net	305	417
Right-of-use assets, operating leases	718	951
Intangible assets, net	13,496	14,641
Goodwill	18,614	18,614
Other assets	1,876	1,330
Total Assets	$49,846	$53,532
Liabilities & Stockholders’ Deficit
Current Liabilities
Short term loan, net	$19,369	$16,061
Line of credit, net	—	4,819
PPP loans	458	—
Other liabilities	1,727	500
Accounts payable	4,090	4,049
Accrued liabilities	5,371	4,721
Deferred revenue	305	311
Operating lease liability, current portion	395	345
Warrant derivative liability	102	2,220
Total Current Liabilities	31,817	33,026
Non-current Liabilities
Notes payable, net	18,240	16,370
Line of credit, net	5,048	—
PPP loans	394	—
Operating lease liability	350	641
Total Non-current Liabilities	24,032	17,011
Total Liabilities	55,849	50,037
Redeemable Series E Convertible Preferred Stock
Redeemable Series E preferred stock, $0.001 par value, 2,900,000 shares authorized, 1,387,378 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	10,566	10,566
Stockholders’ Deficit
Common stock, $0.001 par value, 200,000,000 and 88,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively, and 49,139,708 and 47,977,390 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	49	48
Additional paid-in capital	214,305	194,150
Accumulated deficit	(230,923)	(201,269)
Total Stockholders’ Deficit	(16,569)	(7,071)
Total Liabilities, Redeemable Preferred Stock, and Stockholders’ Deficit	$49,846	$53,532
See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(Dollars in thousands, except share and per share amounts)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Net sales	$33,302	$11,567	$11,135	$3,932
Cost of goods sold	20,567	7,178	6,681	3,096
Gross profit	12,735	4,389	4,454	836
Operating expenses:
General and administrative	23,298	12,031	3,648	4,856
Share-based compensation	7,047	6,708	1,543	2,496
Sales and marketing	6,203	8,452	2,396	2,856
Customer service and warehousing	500	854	148	303
Total operating expenses	37,048	28,045	7,735	10,511
Loss from operations	(24,313)	(23,656)	(3,281)	(9,675)
Other expense (income):
Interest expense, net	7,268	165	2,537	41
Loss on extinguishment of debt	88	—	88	—
Loss on acquisitions	—	147,376	—	(2,612)
Change in fair value of warrant derivative liability	(2,118)	(886)	(4,213)	(1,079)
Total other expense (income), net	5,238	146,655	(1,588)	(3,650)
Net and comprehensive loss	(29,551)	(170,311)	(1,693)	(6,025)
Preferred dividends	103	70	35	43
Net and comprehensive loss available to common stockholders	$(29,654)	$(170,381)	$(1,728)	$(6,068)

Weighted average number of shares outstanding, basic and diluted	48,809,740	28,624,230	48,961,447	43,575,010
Loss per share, basic and diluted	$(0.61)	$(5.95)	$(0.04)	$(0.14)
See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
For the Nine Months Ended September 30, 2020
(unaudited)
(Dollars in thousands except shares)

	Common Stock					Redeemable Series E Convertible Preferred Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit	Shares	Amount
Balance as of December 31, 2019	47,977,390	$48	$194,150	$(201,269)	$(7,071)	1,387,378	$10,566
Shares issued pursuant to a private placement	308,642	—	500	—	500	—	—
Share-based compensation	455,956	1	2,484	—	2,485	—	—
Shares and warrants issued to third party for contract termination	72,720	—	198	—	198	—	—
Shares issued to third parties for services	125,000	—	125	—	125	—	—
Warrants issued to third parties for services	—	—	2,594	—	2,594	—	—
Net and comprehensive loss available to common stockholders	—	—	—	(9,488)	(9,488)	—	—
Balance as of March 31, 2020	48,939,708	$49	$200,051	$(210,757)	$(10,657)	1,387,378	$10,566
Warrants issued to third parties for services	—	—	7,390	—	7,390	—	—
Share-based compensation	—	—	3,020	—	3,020	—	—
Warrants issued in connection with June 2020 Notes	—	—	337	—	337	—	—
Beneficial conversion feature of June 2020 Notes	—	—	1,163	—	1,163	—	—
Modification of conversion feature for November 2019 Notes, Seller Notes, and ABG Notes	—	—	528	—	528	—	—
Modification of warrants	—	—	43	—	43	—	—
Net and comprehensive loss available to common stockholders	—	—	—	(18,438)	(18,438)	—	—
Balance as of June 30, 2020	48,939,708	$49	$212,532	$(229,195)	$(16,614)	1,387,378	$10,566
Shares issued pursuant to warrant exercise	200,000	—	—	—	—	—	—
Share-based compensation	—	—	1,543	—	1,543	—	—
Warrants issued in connection with ABL Facility	—	—	230	—	230	—	—
Net and comprehensive loss available to common stockholders	—	—	—	(1,728)	(1,728)	—	—
Balance as of September 30, 2020	49,139,708	$49	$214,305	$(230,923)	$(16,569)	1,387,378	$10,566
See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
For the Nine Months Ended September 30, 2019
(unaudited)
(Dollars in thousands except shares)

	Common Stock		Series A Preferred Units					Redeemable Series E Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Stockholders’Deficit	Shares	Amount
Balance as of December 31, 2018	11,661,485	$12	2,391,403	$2	$13,642	$(16,698)	$(3,042)	—	$—
Shares issued pursuant to a private placement – net proceeds	—	—	69,115	—	150	—	150
Share-based compensation	18,964	—	—	—	206	—	206	—	—
Net and comprehensive loss available to common stockholders	—	—	—	—	—	(2,776)	(2,776)	—	—
Balance as of March 31, 2019	11,680,449	$12	2,460,518	$2	$13,998	$(19,474)	$(5,462)	—	$—
Share-based compensation	1,199,822	2	—	—	4,006	—	4,008	—	—
Conversion of Series A shares to common stock	2,460,518	2	(2,460,518)	(2)	—	—	—	—	—
Acquisition of treasury shares	(1,011,748)	(1)	—	—	(2,199)	—	(2,200)	—	—
Acquisition of Better Choice	3,915,856	3	—	—	23,490	—	23,493	2,633,678	20,059
Acquisition of Bona Vida	18,003,273	18	—	—	108,002	—	108,020	—	—
Shares and warrants issued pursuant to private issuance of public equity (PIPE) – net proceeds	5,744,991	6	—	—	15,670	—	15,676	—	—
Conversion of Series E Preferred Stock	1,175,000	1	—	—	7,050	—	7,051	(925,758)	(7,052)
Net and comprehensive loss available to common stockholders	—	—	—	—	—	(161,533)	(161,533)	—	—
Balance as of June 30, 2019	43,168,161	$43	—	$—	$170,017	$(181,007)	$(10,947)	1,707,920	$13,007
Share-based compensation	—	—	—	—	2,496	—	2,496	—	—
Stock issued to third parties for services	1,000,000	1	—	—	3,439	—	3,440	—	—
Acquisition of treasury shares	—	—	—	—	(3,870)	—	(3,870)	—	—
Acquisition of Better Choice	—	—	—	—	69	—	69	—	—
Acquisition of Bona Vida	—	—	—	—	600	—	600	—	—
Private issuance of public equity ("PIPE") warrant exercise	1,259,498	1	—	—	4,006	—	4,007	—	—
Net and comprehensive loss available to common stockholders	—	—	—	—	—	(6,068)	(6,068)	—	—
Balance as of Balance as of September 30, 2019	45,427,659	$45	—	$—	$176,757	$(187,075)	$(10,273)	1,707,920	$13,007
See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flow from Operating Activities:
Net and comprehensive loss available to common stockholders	$(29,654)	$(170,381)
Adjustments to reconcile net and comprehensive loss to net cash used in operating activities:
Non-cash expenses:
Shares and warrants issued to third parties for services	10,182	—
Modification of warrants	43	—
Contract termination costs	649	—
Depreciation and amortization	1,298	76
Amortization of debt issuance costs and discounts	3,723	—
Share-based compensation	7,047	6,708
Lease expenses	(8)	39
Change in fair value of warrant derivative liability	(2,118)	(886)
Payment In Kind (PIK) interest expense on notes payable	1,465	—
Loss on extinguishment of debt	88	—
Loss on acquisitions	—	146,980
Changes in operating assets and liabilities, net of effects of business acquisition:
Accounts receivable, net	195	76
Inventories, net	1,458	(705)
Prepaid expenses and other current assets	224	437
Other assets	(9)	31
Accounts payable	41	889
Accrued liabilities	650	3,357
Deferred revenue	(6)	172
Other	209	(17)
Cash Used in Operating Activities	$(4,523)	$(13,224)

Cash Flow from Investing Activities
Cash acquired in the May Acquisitions	$—	$416
Acquisition of property and equipment	(42)	(52)
Cash (Used in) Provided by Investing Activities	$(42)	$364

Cash Flow from Financing Activities
Proceeds from shares issued pursuant to private placement, net	$—	$15,826
Payment of related party note payable	—	(1,600)
Proceeds from issuance of debt	—	6,200
Proceeds from revolving lines of credit	6,624	—
Payments on revolving lines of credit	(6,297)	(4,600)
Proceeds from PPP loans	852	—
Proceeds from June 2020 Notes	1,500	—
Cash advance, net	—	(1,898)
Proceeds from investor prepayment	1,518	—
PIPE warrant exercise	—	4,007
Debt issuance costs	(85)	(20)
Cash Provided by Financing Activities	$4,112	$17,915

Net (decrease) increase in Cash and cash equivalents and Restricted cash	$(453)	$5,055
Total Cash and cash equivalents, Beginning of Period	2,534	3,946
Total Cash and cash equivalents and Restricted cash, End of Period	$2,081	$9,001

Supplemental cash flow information
The following represent noncash financing and investing activities and other supplemental disclosures related to the statement of cash flows:
On January 1, 2019, the Company adopted ASC 842 which resulted in the acquisition of right-of-use assets and operating lease liabilities as follows:

Right-of-use assets and operating lease liability acquired under operating leases
Right-of-use assets recorded upon adoption of ASC 842	$421
Operating lease liability recorded upon adoption of ASC 842	$(429)
Noncash acquisition of right-of-use assets for leases entered into during period	$607
Noncash acquisition of operating lease liability for leases entered into during the period	$(594)
The Company paid no income taxes during the nine months ended September 30, 2020 and 2019.
The Company paid interest of $1.7 million and $0.2 million during the nine months ended September 30, 2020 and 2019, respectively.
The Company issued warrants with a fair value of $0.2 million on July 20, 2020 in connection with a personal guarantee related to the ABL Facility (as defined herein).
See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - Nature of business and summary of significant accounting policies
Nature of the Business
Better Choice Company Inc. is a growing animal health and wellness company committed to leading the industry shift toward pet products and services that help dogs and cats live healthier, happier and longer lives. The Company sells the majority of its dog food, cat food and treats under the Halo and TruDog brands, which are focused, respectively, on providing sustainably sourced kibble and canned food derived from real whole meat, and minimally processed raw-diet dog food and treats.
On May 6, 2019, the Company completed the reverse acquisition of TruPet LLC (“TruPet”) and Bona Vida Inc. (“Bona Vida”) in a pair of all stock transactions (together referred to as the “May Acquisitions”) through the issuance of shares of common stock. Following the completion of the May Acquisitions, the business conducted by the Company became primarily the businesses conducted by TruPet and Bona Vida. As a result, the condensed consolidated financial statements for the year ended December 31, 2019 are comprised of the results of TruPet for the period between January 1, 2019 and December 31, 2019 and the results of Bona Vida beginning May 6, 2019 through December 31, 2019. The Company completed the acquisition of Halo on December 19, 2019 (see "Note 2 - Acquisitions"). Accordingly, Halo’s operations are included in the Company’s condensed consolidated financial statements beginning on December 19, 2019.
Basis of Presentation
The condensed consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair statement of the results for interim periods. Results of operations for interim periods may not be representative of results to be expected for the full year.
These condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”).
Tables are presented in U.S. dollars (thousands) and percentage as rounded up or down. In the notes, the Company represents U.S. dollars (millions) and percentage as rounded up or down.
Consolidation
The Company’s interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial statements are presented on a condensed consolidated basis subsequent to acquisitions and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Going Concern Considerations
The Company is subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of its products, the successful protection of its proprietary technologies, ability to grow into new markets, and compliance with government regulations. In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. As of November 2020, the Company has not experienced a significant adverse impact to its business, financial condition or cash flows resulting from the pandemic. However, uncertainties regarding the continued economic impact of COVID-19, the disease caused by the novel coronavirus, are likely to result in sustained market turmoil which could also negatively impact the Company’s business, financial condition, and cash flows in the future. The Company has continually incurred losses and has an accumulated deficit. The Company continues to rely on current investors and the public markets to finance these losses through debt and/or equity issuances. These operating losses and the outstanding debt create substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these interim condensed consolidated financial statements are issued. The Company is implementing plans to achieve cost savings and other strategic objectives to address these conditions. The Company expects cost savings from consolidation of third-party manufacturers, optimizing shipping and warehousing as well as overhead cost reductions. The business is focused on growing the most profitable channels while reducing investments in areas that are not expected to have long-term benefits. The accompanying interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and payments of liabilities in the ordinary course of business. Accordingly, the interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.
Restricted cash
The Company was required to maintain a restricted cash balance of less than $0.1 million and $0.2 million as of September 30, 2020 and December 31, 2019, respectively, associated with a business credit card and credit card clearance operations.
During the third quarter of 2020, the Company received investor prepayment funds of $1.5 million related to the issuance of Series F Preferred Stock that was completed in October 2020 (see "Note 21 - Subsequent events").
Allowance for doubtful accounts
Accounts receivable consist of unpaid buyer invoices from the Company’s Retail customers and credit card payments receivable from third-party credit card processing companies. Accounts receivable is stated at the amount billed to customers, net of point of sale and cash discounts. The Company recorded a less than $0.1 million allowance for doubtful accounts as of September 30, 2020 and December 31, 2019, respectively.
Goodwill
Goodwill of $18.6 million was recognized as of December 31, 2019 in connection with the Halo Acquisition (see "Note 2 - Acquisitions"). No impairment was recognized as of September 30, 2020 and December 31, 2019, respectively.
Intangible assets
The Company acquired an intangible asset related to the Houndog license with the acquisition of Bona Vida on May 6, 2019. The Company fully impaired the asset as of December 31, 2019 as the Company terminated the contract on January 13, 2020. The Company also acquired intangible assets consisting of customer relationships and trade name with the acquisition of Halo on December 19, 2019. There were no interim indicators or impairment of intangible assets as of September 30, 2020 and December 31, 2019, respectively.
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
Income taxes
The Company was incorporated on May 6, 2019. Prior to this date, the Company operated as a flow through entity for state and United States federal tax purposes. The Company files a U.S. federal and state income tax return including its wholly owned subsidiaries. As of September 30, 2020 and December 31, 2019, the Company does not have any uncertain income tax positions.
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
ASU 2018-15 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40)”
In August 2018, the FASB issued ASU 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)” to amend ASU 2015-5 in an effort to provide additional guidance on the accounting for costs implementation activities performed in a cloud computing arrangement that is a service contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update also require the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalizing implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. The new standard was effective for the Company on January 1, 2020. The Company has no internal use software.
Issued but not Yet Adopted:
ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)” Codification Improvements to Financial Instruments-Credit Losses (Topic 326). Subsequent updates were released in November 2018 (ASU No. 2018-19), November 2019 (ASU No. 2019-10 and 2019-11) and February 2020 (ASU No. 2020-2) that provided additional guidance on this Topic. This ASU introduces the current expected credit loss (CECL) model, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The standard is effective for the Company on January 1, 2023, and early adoption is permitted. The Company is currently evaluating the impact the new standard will have on its condensed consolidated financial statements and related disclosures.
ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for the Company beginning January 1, 2021 with early adoption permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

ASU 2020-04 “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting”
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (IBORs) and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The ASU can be adopted no later than December 1, 2022 with early adoption permitted. The Company is currently evaluating the impact the standard will have on its condensed consolidated financial statements and related disclosures.
ASU 2020-03 “Codification Improvements to Financial Instruments”
In March 2020, FASB issued ASU 2020-03, Codification Improvement to Financial Instruments. This ASU improves and clarifies various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. The Company is evaluating the impact the accounting guidance will have on its condensed consolidated financial statements and related disclosures.
ASU 2020-06 "Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, FASB issued ASU 2020-06, Debt - Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This ASU reduces the number of accounting models for convertible instruments, amends diluted EPS calculations for convertible instruments, and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity’s own shares to be classified in equity. This standard is effective for the Company beginning on January 1, 2024 with early adoption permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.
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
The excess of purchase price over the fair value amounts assigned to the identifiable assets acquired and liabilities assumed represents goodwill from the acquisition. The Company believes the factors that contributed to goodwill include the acquisition of a talented workforce and administrative cost synergies. The Company does not expect any portion of this goodwill to be deductible for tax purposes. See "Note 9 - Intangible assets, royalties, and goodwill" for more information.
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

On May 6, 2019, the fair value of assets and liabilities acquired was:

Dollars in thousands	Better Choice Company	Bona Vida	Total
Total purchase price	$37,949	$108,620	$146,569
Net Assets (Liabilities) Acquired:
Assets
Cash and cash equivalents	7	384	391
Restricted cash	—	25	25
Accounts receivable	—	69	69
Inventories	—	95	95
Prepaid expenses and other current assets	32	348	380
Intangible assets	986	—	986
Other assets	—	74	74
Total assets	1,025	995	2,020
Liabilities
Warrant derivative liability	(2,130)	—	(2,130)
Accounts payable & accrued liabilities	(544)	(153)	(697)
Total liabilities	(2,674)	(153)	(2,827)
Net assets (liabilities) acquired	(1,649)	842	(807)
Loss on acquisitions	$(39,598)	$(107,778)	$(147,376)
In connection with the preparation of the Company’s condensed consolidated financial statements for the period ended September 30, 2019, the Company identified an error in the condensed consolidated financial statements for the six month period ended June 30, 2019 related to the overstatement of loss on acquisitions of $2.6 million in the condensed consolidated statement of operations and comprehensive loss. This was primarily due to a change in the estimated purchase price, which also resulted in errors in the statement of stockholders’ deficit and statement of cash flows. The errors were all corrected during the three-month period ended September 30, 2019. The Company believes the correction of these errors is not material to the condensed consolidated financial statements as of and for the period ended September 30, 2019.
Note 3 - Revenue
The Company has two categories of revenue channels: retail-partner based (“Retail”), which includes the sale of product to e-commerce retailers, pet specialty chains, grocery, mass and distributors, and direct to consumer (“DTC”), which is focused on driving consumers to directly purchase product through its online web platform.
Retail-partner based channel
The Company’s Retail channel includes the sale of goods to customers for resale. The Company records revenue net of discounts. Discounts primarily consist of early pay discounts, general percentage allowances and contractual trade promotions such as auto-ship subscriptions, and cooperative agreements with third party distributors. Retail-partner based customers are not subject to sales tax. The Retail channel represents 76% and 75% of consolidated revenue for the three and nine months ended September 30, 2020, respectively, and 9% and 10% for the three and nine months ended September 30, 2019.
Shipping costs associated with moving finished products to customers through third party carriers were less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2020, respectively, and no shipping costs were recorded for the three and nine months ended September 30, 2019, respectively. Such shipping costs are recorded as part of general and administrative expenses.
Direct to consumer channel
The Company’s DTC products are offered through online stores where customers place orders directly for delivery across the United States. The DTC channel represents 24% and 25% of consolidated revenue of the Company for the three and nine months ended September 30, 2020, respectively, and 91% and 90% for the three and nine months ended September 30, 2019, respectively.

The Company excludes sales taxes collected from revenues. Revenue is deferred for orders that have been paid for, but not shipped. Based on historical experience, the Company records an estimated liability for returns. Product returns were $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2019.
Shipping costs associated with moving finished products to customers were $0.3 million and $1.0 million for the three and nine months ended September 30, 2020, respectively, and $0.6 million and $1.8 million for the three and nine months ended September 30, 2019, respectively. Such shipping costs are recorded as part of general and administrative expenses.
The Company’s DTC loyalty program enables customers to accumulate points based on spending. A portion of revenue is deferred at the time of the sale when points are earned and recognized when the loyalty points are redeemed. As of September 30, 2020 and December 31, 2019, customers held unredeemed loyalty program awards of $0.3 million and $0.2 million, respectively. The Company recognized revenue of $0.1 million and $0.4 million from the loyalty program for the three and nine months ended September 30, 2020, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2019, respectively.
The amount included in net sales related to recoveries of shipping costs from customers for direct to consumer sales was $0.2 million and $0.4 million for the three and nine months ended September 30, 2020, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2019, respectively.
Note 4 - Inventory
Inventories are summarized as follows:

Dollars in thousands	September 30, 2020	December 31, 2019
Food, treats and supplements	$5,054	$6,425
Inventory packaging and supplies	564	504
Other products and accessories	12	73
Total Inventories	5,630	7,002
Inventory reserve	(508)	(422)
Inventories, net	$5,122	$6,580
Note 5 - Prepaid expenses and other current assets
On August 28, 2019, the Company entered into a radio advertising agreement with iHeart and issued 1,000,000 shares of common stock valued at $3.4 million for future advertising to be provided to the Company from August 2019 to August 2021. The Company issued an additional 125,000 shares valued at $0.1 million on March 5, 2020 pursuant to the agreement. The agreement requires the Company to spend a minimum amount for talent and other direct iHeart costs. The Company committed to using $1.7 million of the media advertising inventory by August 28, 2020, with the remainder of the advertising available through August 28, 2021. On August 28, 2020 the contract was amended to extend the commitment dates by one year, whereas $1.7 million of the advertising media inventory will now be used by August 28, 2021, with the remainder available through August 28, 2022. Prepaid advertising was $3.0 million as of September 30, 2020 and $2.8 million as of December 31, 2019. Of the total prepaid advertising amount, $1.3 million and $1.7 million is recorded in prepaid expenses and other current assets and $1.7 million and $1.1 million in other non-current assets as of September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2019, $0.6 million of the $3.4 million of the prepaid advertising was incurred.

Note 6 - Property and equipment
Property and equipment consist of the following:

Dollars in thousands	September 30, 2020	December 31, 2019
Equipment	$216	$222
Furniture and fixtures	199	138
Computer software	111	115
Computer equipment	2	4
Total property and equipment	528	479
Accumulated depreciation	(223)	(62)
Property and equipment, net	$305	$417
Depreciation expense was less than $0.1 million and less than $0.2 million for the three and nine months ended September 30, 2020, respectively, and less than $0.1 million for both the three and nine months ended September 30, 2019. Depreciation expense is included as a component of general and administrative expenses.
Note 7 - Accrued liabilities
Accrued liabilities consist of the following:

Dollars in thousands	September 30, 2020	December 31, 2019
Accrued professional fees	$1,802	$1,695
Accrued sales tax	1,041	1,233
Accrued payroll and benefits	1,154	994
Accrued trade promotions	360	357
Accrued dividends	359	256
Accrued interest	359	109
Other	296	77
Total accrued liabilities	$5,371	$4,721
Accrued dividends related to the Series E are $0.4 million and $0.3 million as of September 30, 2020 and December 31, 2019, respectively. In connection with the issuance of Series F Preferred Stock in October 2020, all accrued dividends were settled through the terms of the exchange agreement related to the Series E preferred stock. See "Note 21 - Subsequent events" for additional information.
Note 8 - Operating leases
The table below presents certain information related to the lease costs for operating leases for the three and nine months ended September 30, 2020 and 2019:

Dollars in thousands	For the Nine Months Ended		For the Three Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease costs	$331	$219	$110	$95
Variable lease costs	27	24	11	8
Total operating lease costs	$358	$243	$121	$103
As of September 30, 2020, the weighted-average remaining operating lease term was 1.9 years and the incremental borrowing rate was 12.5% for operating leases recognized on the Company’s condensed consolidated balance sheets. Short term lease costs, excluding expenses relating to leases with a lease term of one month or less, were less than $0.1 million for the nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, the Company recorded less than $0.1 million of short term lease costs, respectively.
Rent expense was $0.2 and $0.4 million for the three and nine months ended September 30, 2020, respectively, and $0.2 million and $0.3 million for the three and nine months ended September 30, 2019, respectively.

Undiscounted cash flows
The table below reconciles the undiscounted cash flows for the remaining term of the operating lease liabilities recorded on the condensed consolidated balance sheets:

Dollars in thousands	Operating Leases
Remainder of 2020	$114
2021	464
2022	246
2023	7
Total minimum lease payments	$831
Less: amount of lease payments representing interest	86
Present value of future minimum lease payments	$745
Less: current obligations under leases	395
Long-term lease obligations	$350
Note 9 - Intangible assets, royalties, and goodwill
Intangible assets and royalties
The Company’s intangible assets as of September 30, 2020 and December 31, 2019 consist of customer relationships and trade name acquired in the Halo Acquisition. The customer relationships and trade name are amortized over their estimated useful lives of 7 and 15 years respectively, using the straight-line method.
In May 2019, the Company acquired a licensing agreement with Authentic Brands and Elvis Presley Enterprises (“ABG”) whereby Better Choice Company was to sell newly developed hemp-derived CBD products that were to be marketed under the Elvis Presley Houndog name. The license agreement required an upfront equity payment of $1.0 million worth of common stock and the license was recorded at its amortized cost which approximated fair value. The Company did not plan to use the license in the future and therefore terminated the agreement on January 13, 2020. The Company recognized an impairment charge for the net book value of the licensing agreement as of and for the year ended December 31, 2019.
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

The Company’s intangible assets are as follows:

Dollars in thousands	Estimated Useful Life	September 30, 2020
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	7	$7,500	$(848)	$6,652
Trade name	15	7,190	(346)	6,844
Total intangible assets		$14,690	$(1,194)	$13,496

Dollars in thousands	Estimated Useful Life	December 31, 2019
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	7	$7,500	$(35)	$7,465
Trade name	15	7,190	(14)	7,176
Total intangible assets		$14,690	$(49)	$14,641
The Company did not have intangible assets or amortization expense during the three and nine months ended September 30, 2019.
The estimated future amortization of intangible assets over the weighted average remaining useful life of 10.3 is as follows:

Dollars in thousands
Remainder of 2020	$357
2021	1,551
2022	1,551
2023	1,551
2024	1,551
Thereafter	6,935
$13,496

Note 10 - Debt
The components of the Company’s debt consist of the following:

Dollars in thousands	September 30, 2020			December 31, 2019
	Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
Short term loan, net	$19,369	(1)	12/19/2020	$16,061	(1)	12/19/2020
Line of credit, net	5,048	(2)	7/5/2022	4,819	(1)	12/19/2020

November 2019 notes payable, net (November 2019 Notes)	2,736	10%	6/30/2023	2,769	10%	11/4/2021
December 2019 senior notes payable, net (Seller Notes)	9,993	10%	6/30/2023	9,191	10%	6/30/2023
December 2019 junior notes payable, net (Seller Notes)	4,797	10%	6/30/2023	4,410	10%	6/30/2023
ABG Notes	674	10%	6/30/2023	—	—	—
June 2020 notes payable, net (June 2020 Notes)	40	10%	6/30/2023	—	—	—
Halo PPP Loan	431	1%	5/3/2022	—	—
TruPet PPP Loan	421	.98%	4/6/2022	—	—	—
Total debt	43,509			37,250
Less current portion	19,827			20,880
Total long term debt	$23,682			$16,370
(1)Interest at Bank of Montreal Prime plus 8.05%
(2)Interest at a variable rate of LIBOR plus 250 basis points with an interest rate floor of 3.25% per annum
Short term loan and line of credit
On the Halo Acquisition date, December 19, 2019, the Company entered into a Loan Facilities Agreement (the “Facilities Agreement”) by and among the Company, as the borrower, the several lenders from time to time parties thereto (collectively, the “Lenders”) and a private debt lender, as agent (the “Agent”). The Facilities Agreement provided for (i) a term loan facility of $20.5 million and (ii) a revolving demand loan facility not to exceed $7.5 million. The term loan is scheduled to mature on December 19, 2020 or such earlier date on which a demand is made by the Agent or any Lender. The remaining revolving credit facility balance of $5.1 million was repaid in full with a portion of the proceeds from the ABL Facility, discussed below, and resulted in a loss on debt extinguishment of $0.1 million.
As of September 30, 2020 and December 31, 2019, the term loan outstanding was $19.4 million and $16.1 million, net of debt issuance costs and discounts of $1.1 million and $4.4 million, respectively, and the line of credit outstanding was $5.0 million and $4.8 million, respectively, net of debt issuance costs and discounts of $0.3 million and $0.2 million, respectively. The debt issuance costs and discounts are amortized using the effective interest method.
Certain directors and shareholders of the Company (“Shareholder Guarantors”) agreed to enter into a Continuing Guaranty (the “Shareholder Guaranties”) in the amount of $20.0 million and guarantee the Company’s obligations under the Facilities Agreement. As consideration for the Shareholder Guaranties, the Company issued common stock purchase warrants to the Shareholder Guarantors in an amount equal to 0.325 warrants for each dollar of debt under the agreement guaranteed by such Shareholder Guarantors (the “Guarantor Warrants”). The Guarantor Warrants are exercisable any time from the date of issuance for up to 24 months from the date of the consummation of an IPO (as defined therein) at an exercise price $1.82 per share. The Guarantor Warrants had a fair value of $4.2 million on the date of issuance.
On July 16, 2020, the Company entered into a revolving line of credit with Citizens Business Bank in the aggregate amount of $7.5 million (the “ABL Facility”). The proceeds of the ABL Facility were used (i) to repay all principal, interest and fees outstanding under the Company’s existing revolving credit facility and (ii) for general corporate purposes. Debt issuance costs of less than $0.1 million were incurred related to the Company entering into this revolving line of credit.

The ABL Facility matures on July 5, 2022 and bears interest at a variable rate of LIBOR plus 250 basis points, with an interest rate floor of 3.25% per annum. Accrued interest on the ABL Facility is payable monthly commencing on August 5, 2020. The ABL Agreement provides for customary financial covenants, such as maintaining a specified adjusted EBITDA and a maximum senior debt leverage ratio, that commence on December 31, 2020 and customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company may prepay the principal of the ABL Facility at any time without incurring any prepayment charges.
The ABL Facility is secured by a general security interest on the assets of the Company and is personally guaranteed by a member of the Company’s board of directors.
As of September 30, 2020 and December 31, 2019, the Company was in compliance with its debt covenants.
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
As of September 30, 2020 and December 31, 2019, the aggregate amount of November 2019 Notes outstanding was $2.7 million and $2.8 million, respectively, net of discounts of less than $0.3 million and less than $0.1 million, respectively. The discounts are being amortized over the life of the November 2019 Notes using the effective interest method.
On December 19, 2019, the Company issued $10.0 million and $5.0 million in senior subordinated convertible notes (the “Senior Seller Notes”) and junior subordinated convertible notes (the “Junior Seller Notes” and together with the Senior Seller Notes, the “Seller Notes”), respectively, to the sellers of Halo. The Seller Notes are exercisable any time from the date of issuance and carry a 10% interest rate and mature on June 30, 2023. Interest is payable in arrears on March 31, June 30, September 30, and December 31 of each year. PIK interest is payable by increasing the aggregate principal amount of the Seller Notes. The Seller Notes carried an initial conversion price of the lower of (a) $4.00 per share or (b) the IPO Price.
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
As of September 30, 2020, the Senior Seller Notes outstanding were $10.0 million, net of discounts of less than $0.9 million, and the Junior Seller Notes outstanding were $4.8 million, net of discounts of less than $0.6 million. As of December 31, 2019, the Senior Seller Notes outstanding were $9.2 million, net of discounts of $0.9 million, and the Junior Seller Notes outstanding were $4.4 million, net of discounts of $0.5 million. The discounts are being amortized over the life of the Seller Notes using the effective interest method.

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
As of September 30, 2020, the ABG Notes outstanding was $0.7 million, including a debt premium of less than $0.1 million. The debt premium is being amortized over the life of the ABG Notes using the effective interest method.
On June 24, 2020, the Company issued $1.5 million in subordinated convertible promissory notes (the “June 2020 Notes”) which carry a 10% interest rate and mature on June 30, 2023. The interest is payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year. PIK interest is payable by increasing the aggregate principal amount of the June 2020 Notes. The June 2020 Notes are convertible any time from the date of issuance and carry a conversion price $0.75 per share. The June 2020 Notes are also convertible automatically upon the Company’s consummation of an initial public offering or change in control (each as defined in the June 2020 Notes).
The Company evaluated the conversion option within the June 2020 Notes to determine whether the conversion price was beneficial to the note holders. The Company recorded a beneficial conversion feature (“BCF”) related to the issuance of the June 2020 Notes. The BCF for the June 2020 Notes was recognized and measured by allocating a portion of the proceeds to the beneficial conversion feature, based on relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature limited to the proceeds amount allocated to the instrument. The Company will accrete the discount recorded in connection with the BCF valuation as interest expense over the term of the June 2020 Notes, using the effective interest rate method.
As of September 30, 2020, the amount outstanding on the June 2020 Notes was $0.0 million, net of discounts of $1.5 million. The discounts are being amortized over the life of the June 2020 Notes using the effective interest method.
The exercise, conversion or exchange of convertible securities, including for other securities, will dilute the percentage ownership of the Company’s stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect the Company’s ability to obtain additional capital.
As of September 30, 2020 and December 31, 2019, the Company was in compliance with all covenant requirements and there were no events of default. All notes payable are subordinated to the short term loan and line of credit.
PPP loans
On April 10, 2020, TruPet, LLC, a wholly owned subsidiary of Better Choice Company Inc., was granted a loan from JPMorgan Chase Bank, N.A. in the aggregate amount of $0.4 million, pursuant to the Paycheck Protection Program (PPP) under Division A, Title I of the CARES Act (the “TruPet PPP Loan”). The loan matures on April 6, 2022 and bears interest at a rate of 0.98% per annum, with interest and principal payable monthly, commencing on November 6, 2020. As of September 30, 2020, the TruPet PPP Loan outstanding was $0.4 million.
On May 7, 2020, Halo, Purely for Pets, Inc., a wholly owned subsidiary of Better Choice Company Inc., was granted a loan from JPMorgan Chase Bank, N.A. in the aggregate amount of $0.4 million, pursuant to the PPP (the “Halo PPP Loan”). The loan matures on May 3, 2022 and bears interest at a rate of 1.00% per annum, with interest and principal payable monthly, commencing on November 1, 2020. As of September 30, 2020, the Halo PPP Loan outstanding was $0.4 million.
Under the terms of the PPP, certain amounts of the loans may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company has used the entire loan amounts for qualifying expenses.
The Company recorded interest expense related to its outstanding indebtedness of $2.6 million and $7.3 million for the three and nine months ended September 30, 2020, respectively, and less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2019, respectively.

The fair value of the November 2019, Senior Seller Notes and Junior Seller Notes, ABG Notes, June 2020 Notes and PPP loans were approximately $2.9 million, $10.4 million, $5.1 million, $0.6 million, $1.5 million, and $0.7 million, respectively, as of September 30, 2020. Fair value was determined by applying the income approach using a discounted cash flow model which primarily uses unobservable inputs (Level 3).
The carrying amount of the Company’s short term loan approximates fair value due to its short term nature. The carrying amount for the Company’s line of credit approximates fair value as the instrument has a variable interest rate that approximates market rates.
Note 11 - Warrant derivative liability
On December 12, 2018, the Company closed a private placement offering (the “December Offering”) of 1,425,641 units (the “Units”), each unit consisting of (i) one share of the Company’s common stock and (ii) a warrant (the "December 2018 Warrants") to purchase one half of a share of common stock. The Units were offered at a fixed price of $1.95 per Unit for gross proceeds of $2.8 million. Costs associated with the December Offering were $0.1 million, and net proceeds were $2.7 million. The December Offering generated $2.6 million of net proceeds that were received by the Company during the year ended December 31, 2018 for the sale of 1,400,000 Units, and $0.1 million of the net proceeds were received on January 8, 2019 for the sale of 25,641 Units. The warrants are exercisable anytime from the date of issuance over a two-year period and carried an initial exercise price of $3.90 per share.
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
During June 2020, the Company issued common stock equivalents below the exercise price of the warrants issued on March 17, 2020. Pursuant to the warrant agreement, the Company issued an additional 1,990,624 warrants to certain of its warrant holders at an exercise price of $0.75 and modified the exercise price of the existing warrants to $0.75.
During September 2020, the Company amended all of the common stock purchase warrants issued in connection with the December 2018 Warrants to eliminate certain anti-dilution rights, fix the number of shares of common stock purchasable under each of the outstanding December 2018 Warrants, and set the exercise price thereof at $0.65 per share. Pursuant to the warrant agreement, the Company issued an additional 570,258 warrants to certain of its warrant holders at an exercise price of $0.65.
The warrants are valued based on future assumptions and, as the reset triggers were known events on September 30, 2020 and December 31, 2019, the Company included the triggers in the valuations performed as of September 30, 2020 and December 31, 2019.
The following schedule shows the fair value of the warrant derivative liability as of September 30, 2020 and December 31, 2019, and the change in fair value during the three and nine months ended September 30, 2020:

Dollars in thousands	Warrant derivative liability
Balance as of December 31, 2019	$2,220
Change in fair value of derivative liability	(1,379)
Balance as of March 31, 2020	$841
Change in fair value of derivative liability	3,474
Balance as of June 30, 2020	$4,315
Change in fair value of derivative liability	(4,213)
Balance as of September 30, 2020	$102

Warrant derivative liability	May 6, 2019	December 31, 2019	September 30, 2020
Stock price	$6.00	$2.70	$0.49
Exercise price	$3.90	$1.62	$0.65
Expected remaining term (in years)	1.60 - 1.68	0.95 - 1.02	0.22
Volatility	64%	69%	75%
Risk-free interest rate	2.39%	1.60%	0.09%
The valuation of the warrants is subject to uncertainty as a result of the unobservable inputs. If the volatility rate or risk-free interest rate were to change, the value of the warrants would be impacted.
As of September 30, 2020, the Company would be required to pay $0.2 million if all warrants were settled in cash or issue 4,276,937 shares if all warrants were settled in shares.
Note 12 - Other liabilities
As of September 30, 2020, other liabilities totaled $1.7 million consisting of $0.2 million related to a reserve for a potential customer dispute and $1.5 million of investor prepayment funds related to the issuance of Series F preferred stock. As of December 31, 2019, other liabilities consisted of a settlement of $0.5 million as a prepayment for the issuance of common stock.
Note 13 - Commitments and contingencies
In the normal course of business, the Company may be subject to various legal claims and contingencies that arise, including claims related to commercial transactions, product liability, health and safety, taxes, environmental matters, employee matters and other matters. Litigation is subject to numerous uncertainties and the outcome of individual claims and contingencies is not predictable. It is possible that some legal matters for which reserves have or have not been established could result in an unfavorable outcome for the Company and any such unfavorable outcome could be of a material nature or have a material adverse effect on the Company’s consolidated financial condition, results of operations and cash flows. Management is not aware of any claims or lawsuits that may have a material adverse effect on the consolidated financial position or results of operations of the Company.
The Company had no purchase obligations as of September 30, 2020 or December 31, 2019.
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
A summary of equity transactions for the nine months ended September 30, 2020 and 2019 is set forth below:
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
On May 6, 2019, the Company issued 5,744,991 units for gross proceeds of $3.00 per unit in a PIPE transaction.  Each unit included one share of common stock of Better Choice Company stock and a warrant to purchase an additional share. The funds raised from the PIPE were used to fund the operations of the combined company. Net proceeds of $15.7 million were received in the private placement, allocable between shares of common stock and warrants.
On May 6, 2019, the Company acquired 2,633,678 outstanding shares of Series E, which represented an element of the purchase price and were recorded at fair value (on an as converted into common stock basis) based on the $6.00 per share closing price of Better Choice Company’s shares of common stock as they remained outstanding after the reverse acquisitions discussed in "Note 2 - Acquisitions" above. The Series E has a stated value of $0.99 per share; is convertible to common stock at a price of $0.78 per share.

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
On August 28, 2019, the Company issued 1,000,000 shares of Common Stock valued at $3.4 million to iHeartMedia for future advertising to be incurred from August 2019 to August 2021. Refer to "Note 5 - Prepaid expenses and other current assets" for more information.
On January 2, 2020, the Company issued 308,642 shares of common stock to an investor for net proceeds of $0.5 million, net of issuance costs of less than $0.1 million.
On January 13, 2020, the Company issued 72,720 shares of common stock to ABG in connection with the termination of a licensing agreement discussed in "Note 9 - Intangible assets, royalties, and goodwill".
On March 3, 2020, the Company issued 450,000 shares of restricted common stock to three non-employee directors in return for services provided in their capacity as directors.
On March 5, 2020, the Company issued 125,000 shares of common stock for advertising services.
On March 30, 2020, the Company issued 5,956 restricted shares of common stock to an officer of the Company.
On September 22, 2020, the Company issued 200,000 shares of Common Stock in connection with a warrant exercise.
The Company has reserved common stock for future issuance as follows:

	September 30, 2020	December 31, 2019
Conversion of Series E	1,760,903	1,760,903
Exercise of options to purchase common stock	7,241,942	7,791,833
Warrants to purchase common stock	19,898,859	16,981,854
Notes payable	7,346,568	4,437,500
Total	36,248,272	30,972,090
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
On September 17, 2019, a Company advisor was issued 2,500,000 warrants with an exercise price of $0.10 and 1,500,000 warrants with an exercise price of $10.00. The warrants were exercisable as follows: 1,250,000 of the warrants with the $0.10 exercise price (the “Tranche 1 Warrants”) were exercisable on the earlier of the twelve-month anniversary of the issuance date or immediately prior to a change in control subject to the advisor’s continued service to the Company; the remaining 1,250,000 of the warrants with the $0.10 exercise price (the “Tranche 2 Warrants”) and the 1,500,000 warrants with the $10.00 exercise price (the Tranche 3 Warrants) were exercisable on the earlier of the eighteen-month anniversary of the issuance date or immediately prior to a change in control subject to the advisor’s continued service to the Company.
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

In connection with the Termination Agreement, the Company recorded expense of $5.7 million during the nine months ended September 30, 2020. This amount is included in general and administrative expense.
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
On March 17, 2020, 1,003,232 warrants were issued to holders of warrants issued on May 6, 2019 due to the dilutive impact of subsequent issuances. The Company issued an additional 2,560,883 warrants to holders of these warrants due to the further dilutive impact of subsequent issuances.
On June 24, 2020, the Company issued common stock purchase warrants (the “June 2020 Warrants”) to purchase up to 1,000,000 shares of the Company’s common stock at $1.25 per share in connection with the June 2020 Notes. The June 2020 Warrants are exercisable on the date of issuance and expire on the earlier of (i) 84 months from the date of the consummation of an underwritten public offering or other up-list transaction or (ii) June 30, 2030.
On June 24, 2020, the Company issued warrants to purchase up to 1,000,000 shares of the Company’s common stock at $1.25 per share to two non-employee directors. The warrants are exercisable on the date of issuance and expire on the earlier of (i) 84 months from the date of the consummation of an underwritten public offering or other up-list transaction or (ii) June 30, 2030.
On July 20, 2020, the Company issued common stock purchase warrants to purchase up to 300,000 shares of the Company’s common stock at a price equal to $1.05 per share in consideration for a personal guarantee by a member of the Company's board of directors on the ABL Facility (the "July 2020 Guarantor Warrants"). Additionally, on July 20, 2020, the Company issued common stock purchase warrants to purchase up to 200,000 shares of the Company's common stock to two non-employee directors at a price of $1.05 per share (the "July 2020 Director Warrants" and together with the July 2020 Guarantor Warrants, the "July 2020 Warrants"). The July 2020 Warrants are exercisable on the date of issuance and expire on the earlier of (i) 84 months from the date of the consummation of an underwritten public offering or other up-list transaction or (ii) June 30, 2030.

	Warrants	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2019	16,981,854	$3.23
Issued	6,125,339	0.91
Exercised	(250,000)	(0.10)
Terminated	(2,958,334)	(5.12)
Warrants outstanding as of September 30, 2020	19,898,859	$2.13
The intrinsic value of outstanding warrants was $0.3 million and $12.2 million as of September 30, 2020 and December 31, 2019, respectively.
Note 15 - Share-based compensation

The Company recognizes compensation cost for stock option awards with only service conditions that have a graded vesting schedule on a straight-line basis over the service period for each separate vesting portion of the award as if the award was, in-substance, multiple awards. During the three and nine months ended September 30, 2020, the Company recognized $1.5 million and $7.0 million of share-based compensation expense, respectively. During the three and nine months ended September 30, 2019 the Company recognized $2.5 million and $6.7 million of share-based compensation expense, respectively.
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
During the nine months ended September 30, 2020, the Company granted 300,000 stock options. During the three and nine months ended September 30, 2019, the Company granted 160,000 and 5,993,000 stock options, respectively.
Note 16 - Related party transactions
Marketing services
A company controlled by a member of the board of directors provided online traffic acquisition marketing services for the Company. The Company incurred immaterial amounts for their services during the nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, the Company incurred less than $0.1 million and $0.2 million, respectively. As of September 30, 2020, the Company had no outstanding balance and as of December 31, 2019 the outstanding balance was less than $0.1 million and was included in accounts payable in the condensed consolidated balance sheets.
Notes payable
The Company issued $1.4 million of subordinated convertible notes to a member of the board of directors during the year ended December 2019, and $0.8 million of subordinated convertible notes to the same director during June 2020. The notes remain outstanding as of September 30, 2020. Interest related to the subordinated convertible notes was less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2020, respectively.
Halo transaction bonus and notes payable
The Company issued $0.1 million of subordinated convertible notes to an executive in satisfaction of a transaction bonus as per his employment agreement upon the close of the Halo Acquisition in December 2019. These convertible notes are outstanding as of September 30, 2020.
Note 17- Income taxes
For the periods ended September 30, 2020 and 2019, the Company recorded no current or deferred income tax expense.
The Company’s effective tax rate of 0% differs from the United States federal statutory rate of 21% primarily because the Company’s losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of net operating losses (“NOLs”) for the periods ended September 30, 2020 and year ended December 31, 2019.
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

The Company has no accrued interest and penalties related to uncertain income tax positions. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. As of September 30, 2020 and December 31, 2019, the Company does not have any significant uncertain tax positions. If incurred, the Company would classify interest and penalties on uncertain tax positions as income tax expense.
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
Note 18 - Major suppliers
The Company sourced approximately 78% of its inventory purchases from three vendors for the nine months ended September 30, 2020. The Company sourced approximately 85% of its inventory purchases from one vendor for the nine months ended September 30, 2019.
Note 19 - Concentration of credit risk and off-balance sheet risk
Cash and cash equivalents and accounts receivable potentially subject the Company to concentrations of credit risk. As of September 30, 2020 and December 31, 2019 the Company’s cash and cash equivalents were deposited in accounts at several financial institutions. The Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company may maintain balances with financial institutions in excess of federally insured limits.
The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements. Accounts receivable from three customers represented 70% of accounts receivable as of September 30, 2020. Accounts receivable from one customer represented 44% of accounts receivable as of December 31, 2019.
Two customers represented 35% of gross sales for the nine months ended September 30, 2020. None of the Company’s customers represented greater than 10% of gross sales for the nine months ended September 30, 2019.
Note 20- Net loss per share
Basic and diluted net loss per share attributable to common stockholders is presented using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that has not yet been recognized are collectively assumed to be used to repurchase shares.
Basic and diluted net loss per share is calculated by dividing net and comprehensive loss attributable to common stockholders by the weighted-average shares outstanding during the period. For the three and nine months ended September 30, 2020 and 2019, the Company’s basic and diluted net and comprehensive loss per share attributable to common stockholders are the same, because the Company has generated a net loss to common stockholders and common stock equivalents are excluded from diluted net loss per share as they have an antidilutive impact.

The following table sets forth basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2020 and 2019:

Dollars in thousands	Nine Months Ended September 30,		Three Months Ended September 30,
Common stockholders	2020	2019	2020	2019
Numerator:
Net and comprehensive loss	$(29,551)	$(170,311)	$(1,693)	$(6,025)
Less: Preferred stock dividends	103	70	35	43
Net and comprehensive loss available to common stockholders	$(29,654)	$(170,381)	$(1,728)	$(6,068)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	48,809,740	28,624,230	48,961,447	43,575,010
Net loss per share attributable to common stockholders, basic and diluted	$(0.61)	$(5.95)	$(0.04)	$(0.14)
Note 21 - Subsequent events

Issuance of Series F Preferred Stock and Exchange of Series E Preferred Stock

During October, 2020, the Company consummated an insider-led equity financing, including the transactions contemplated by a securities purchase agreement (the “Securities Purchase Agreement”) between the Company and certain accredited and sophisticated investors (the “Purchasers”) and an exchange agreement (the “Series E Exchange Agreement”) between the Company and Cavalry Fund LP ("Cavalry"), the holder of all of the Company’s outstanding Series E preferred stock.

Pursuant to the Securities Purchase Agreement, the Company, in a private placement (the “Series F Private Placement”), issued and sold units (the “Series F Units”) to the Purchasers for a purchase price of $1,000 per Unit. Each Unit consists of: (i) one share of the Company’s Series F convertible preferred stock, par value $0.001 per share (the “Series F Preferred Stock”), which is convertible into shares of the Company’s common stock, par value $0.001 per share, at a value per share of common stock of $0.50; and (ii) a warrant to purchase for a six year period such number of shares of common stock (the “Warrant Shares”) into which such share of Series F Preferred Stock is convertible at an exercise price per Warrant Share of $0.75. Pursuant to the Series F Private Placement, the Company raised approximately $21.7 million in gross cash proceeds, approximately $11.5 million of which was invested by certain officers and directors of the Company.

Concurrently with the execution of the Securities Purchase Agreement, the Company and the Purchasers entered into a registration rights agreement, (the "Registration Rights Agreement") and as amended by a certain first amendment to the Registration Rights Agreement"), dated October 29,2020, pursuant to which the Company agreed to file a registration statement with the SEC by December 1, 2020 to register the Warrant Shares and the shares of common stock issuable upon conversion of the Series F Preferred Stock.

In connection with the consummation of the Series F Private Placement, on October 1, 2020, the Company filed with the Secretary of State of Delaware a Certificate of Designations which authorizes a total of 30,000 shares of Series F Preferred Stock and sets forth the designations, preferences, and rights of the Company's Series F Preferred Stock.

Pursuant to the Series E Exchange Agreement, the Company issued 3,500 Series F Units to Cavalry in exchange for all of its outstanding Series E Preferred Stock (the “Exchange Transaction”).

In addition, on October 2, 2020, the Company entered into an amendment to its Facilities Agreement to permit the Company to use a portion of the net proceeds of the Series F Private Placement to make a partial repayment of the outstanding term loan thereunder.

Repricing of Stock Options

Effective October 1, 2020, outstanding stock option awards held by current employees as of October 1, 2020 were repriced concurrent with the closing of the Series F Private Placement. In total, 6,077,731 stock options were repriced. The exercise price was set at a 20% premium to the Series F Preferred Stock conversion price, or $0.60 per share.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. The financial condition, results of operations and cash flows discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of Better Choice Company Inc. and its consolidated subsidiaries, collectively, the “Company,” “Better Choice Company,” “we,” “our,” or “us”. These statements represent projections, beliefs, and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. Accordingly, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview and Outlook
We are a growing animal health and wellness company committed to leading the industry shift toward pet products and services that help dogs and cats live healthier, happier and longer lives. We take an alternative, nutrition-based approach to animal health relative to conventional dog and cat food offerings and position our portfolio of brands to benefit from the mainstream trends of growing pet humanization and consumer focus on health and wellness. We have a demonstrated, multi-decade track record of success selling trusted animal health and wellness products and leverage our established digital footprint to provide pet parents with the knowledge to make informed decision about their pet’s health. We sell the majority of our dog food, cat food and treats under the Halo and TruDog brands, which are focused, respectively, on providing sustainably sourced kibble and canned food derived from real whole meat, and minimally processed raw-diet dog food and treats.
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
The impact that COVID-19 will have on our results of operations is uncertain. As of October 2020, we have not seen a material decline in sales. We will continue to evaluate the nature and extent of COVID-19’s impact to our business, results of operations, financial condition and liquidity. Our results presented herein are not necessarily indicative of the results to be expected for future periods in 2020 or the full fiscal year.
Management cannot predict the full impact of the COVID-19 pandemic on our sourcing, manufacturing and distribution of our products or to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on us is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.
Fiscal Year End
On May 21, 2019, our board of directors approved a change in fiscal year end from August 31 to December 31 to align with the TruPet fiscal year end. The fiscal year change became effective with our 2019 fiscal year, which begins January 1, 2019 and ends December 31, 2019. Following its acquisition by us, Halo has adopted the same fiscal year end.
Components of Our Results of Operations
Net sales
We sell pet food and related items, including private branded freeze dried and dehydrated raw foods, supplements, dental care products for dogs, and treats and accessories for dogs, cats, and pet parents. We sell our products through pet specialty retailers, online retailers, our online portal directly to our consumers and internationally through domestic distributors. We have a deep portfolio of premium animal health and wellness products for dogs and cats sold under the Halo, TruDog, TruGold, Rawgo! and Orapup brand names across multiple forms and classes, including foods, treats, toppers, dental products, chews, tinctures, grooming products and supplements.

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
A significant portion of our revenue is derived from the DTC channel which represents 25% of consolidated revenue; the Retail channel represents 75% of consolidated revenue for the nine months ended September 30, 2020. The majority of these sales transactions are single performance obligations that are recorded when control is transferred to the customer. DTC revenue is recognized at the time the order is shipped to the DTC customers. For the majority of Retail customers, we recognize revenue when the product is shipped from our distribution centers, when control transfers. For the remaining customers, we defer revenue based on average shipping times to those customers. We record a revenue reserve based on past return rates to account for customer returns.
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
Operating Expenses
General and administrative expenses include management and office personnel compensation and bonuses, warrant expense, corporate level information technology related costs, rent, travel, professional service fees, costs related to merchant credit card fees, insurance, product development costs, shipping DTC orders to customers and general corporate expenses.
Share-based compensation includes expenses related to stock options and warrants issued to non-employee directors.
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
Interest expense, net
On November 4, 2019 and December 19, 2019, we issued $2.8 million and $15.0 million, respectively, in aggregate principal amount of subordinated convertible notes. These notes accrue interest payable in kind until maturity or conversion to equity.
On December 19, 2019, we entered into a loan facilities agreement with a private debt lender (the “Facilities Agreement”) that provided for a short term loan facility of $20.5 million and a revolving line of credit not to exceed $7.5 million. The short term loan is scheduled to mature on December 19, 2019 or such earlier date on which a demand is made by the agent or any lender. The revolving line of credit was paid in full with a portion of the proceeds of the ABL facility, discussed below.
On January 13, 2020, we issued $0.6 million in senior subordinated convertible notes to ABG. These notes accrue interest payable in kind until maturity or conversion to equity.
On June 24, 2020, we issued $1.5 million in subordinated convertible promissory notes. These notes accrue interest payable in kind until maturity or conversion to equity.
On July 16, 2020, we received a revolving line of credit in the aggregate amount of $7.5 million from Citizens Business Bank. The proceeds of this ABL Facility were used (i) to repay all principal, interest and fees outstanding under our existing revolving credit facility and (ii) for general corporate purposes. The ABL Facility matures on July 5, 2022 and bears interest at a variable rate of LIBOR plus 0.025 basis points, with an interest rate floor of 3.25% per annum. Accrued interest on the ABL Facility is payable monthly commencing on August 5, 2020.
Income Taxes
Our income tax provision consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for any allowable credits, deductions and uncertain tax positions as they arise. We did not record income tax expense for the three and nine months ended September 30, 2020 due to the continued losses incurred by us. Prior to the May Acquisitions, TruPet was a limited liability company.
Results of Operations for the nine months ended September 30, 2020 and 2019

Dollars in thousands	2020	2019	Change	%
Net sales	$33,302	$11,567	$21,735	188%
Cost of goods sold	20,567	7,178	13,389	187%
Gross profit	12,735	4,389	8,346	190%
Operating expenses:
General and administrative	23,298	12,031	11,267	94%
Share-based compensation	7,047	6,708	339	5%
Sales and marketing	6,203	8,452	(2,249)	(27)%
Customer service and warehousing	500	854	(354)	(41)%
Total operating expenses	37,048	28,045	9,003	32%
Loss from operations	$(24,313)	$(23,656)	$(657)	3%
Net sales
Net sales increased $21.7 million, or 188%, to $33.3 million for the nine months ended September 30, 2020 compared to $11.6 million for the nine months ended September 30, 2019. Net sales include $23.9 million from Halo for the nine months ended September 30, 2020 following the closing of the Halo Acquisition in December 2019. This was partially offset by a $2.2 million decrease for the nine months ended September 30, 2020 in net sales related to TruPet as compared to the comparable prior year period.
Cost of goods sold and Gross profit
Cost of goods sold increased $13.4 million, or 187%, to $20.6 million for the nine months ended September 30, 2020 compared to $7.2 million for the nine months ended September 30, 2019. As a percentage of revenue, cost of goods sold remained consistent at 62% during the nine months ended September 30, 2020 and September 30, 2019, respectively. Cost of goods sold includes $16.3 million of Halo product costs for the nine months ended September 30, 2020 following the closing of the Halo Acquisition in December 2019. In addition, cost of goods sold during the first three quarters of 2020 included $0.9 million of non-cash expense related to the amortization of a purchase accounting adjustment to inventory recorded in connection with the Halo Acquisition. These increases were offset by a comparable decrease in cost of goods sold related to the decrease in TruPet sales.
During the nine months ended September 30, 2020, gross profit increased $8.3 million, or 190%, to $12.7 million compared to $4.4 million during the nine months ended September 30, 2019. Gross profit margin remained flat at 38% for the nine months ended September 30, 2020 and September 30, 2019, respectively. Gross profit includes $7.6 million from Halo for the nine months ended September 30, 2020, following the closing of the Halo Acquisition. The Halo line of products for the current period carried a gross profit margin of 32% compared to TruPet’s gross margin of 55%. TruPet products have higher margins as compared to the Halo product line as Halo’s food and pet food topper products have higher costs than the TruPet products. During the first three quarters of 2020, Halo also incurred storage and fulfillment center costs of $0.6 million, an inventory reserve of $0.2 million and product obsolescence costs of $0.2 million due to the nature of Halo’s products.
Operating Expenses
During the nine months ended September 30, 2020, general and administrative expenses increased $11.3 million, or 94%, to $23.3 million compared to $12.0 million for the nine months ended September 30, 2019. This increase includes expenses of $3.8 million incurred by Halo for the nine months ended September 30, 2020, following the closing of the Halo Acquisition. Halo general and administrative expenses include non-cash amortization of $1.2 million related to the trade name and customer relationship intangible assets acquired as part of the Halo acquisition, salaries and wages and related costs of $1.6 million, as well as other costs such as professional and consulting fees, charitable contributions, and other miscellaneous costs. Better Choice general and administrative expenses accounted for the remaining increase, primarily driven by higher warrant expense of $9.6 million, an increase in consulting and other professional fees of $0.5 million, and higher salaries and wages and related costs of $0.9 million as we continued building the infrastructure to support our status as a public company and the expansion of our corporate staff. These increases were partially offset by a decrease in TruPet general and administrative expenses of $3.5 million as compared to the prior year period driven by reductions in compensation costs, professional fees, and outbound shipping costs.
During the nine months ended September 30, 2020, share-based compensation increased $0.3 million, or 5%, to $7.0 million, as compared to share-based compensation of $6.7 million during the nine months ended September 30, 2019. The increase was driven by $1.0 million related to a catch up of unrecognized stock-based compensation expense, $1.0 million of add-on warrant expense issued to two non-employee directors, and $0.5 million related to restricted shares issued to three non-employee directors, mostly offset by the acceleration of vesting of option awards in connection with the May Acquisitions in the prior year period.
During the nine months ended September 30, 2020, sales and marketing expenses, including paid media, decreased $2.3 million, or 27%, to $6.2 million from $8.5 million during the nine months ended September 30, 2019. Marketing expenses include $3.1 million incurred by Halo for the nine months ended September 30, 2020, following the closing of the Halo Acquisition in December 2019 and $0.4 million incurred by Bona Vida for the nine months ended September 30, 2020 related to the write off of a prepaid expense associated with a marketing contract that was terminated. TruPet’s sales and marketing expenses decreased from $8.5 million for the nine months ended September 30, 2019 to $2.7 million for the nine months ended September 30, 2020.
During the nine months ended September 30, 2020, customer service and warehousing decreased $0.4 million, or 41%, to $0.5 million, as compared to $0.9 million during the nine months ended September 30, 2019 due to a reduction in staff and related operating costs.
Interest expense, net
During the nine months ended September 30, 2020, interest expense increased $7.1 million to $7.3 million from $0.2 million for the nine months ended September 30, 2019. Interest expense relates primarily to existing and prior indebtedness including short term loans, lines of credit and subordinated convertible notes.
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
Results of Operations for the three months ended September 30, 2020 and 2019

Dollars in thousands	2020	2019	Change	%
Net sales	$11,135	$3,932	$7,203	183%
Cost of goods sold	6,681	3,096	3,585	116%
Gross profit	4,454	836	3,618	433%
Operating expenses:
General and administrative	3,648	4,856	(1,208)	(25)%
Share-based compensation	1,543	2,496	(953)	(38)%
Sales and marketing	2,396	2,856	(460)	(16)%
Customer service and warehousing	148	303	(155)	(51)%
Total operating expenses	7,735	10,511	(2,776)	(26)%
Loss from operations	$(3,281)	$(9,675)	$6,394	(66)%
Net sales
Net sales increased $7.2 million, or 183%, to $11.1 million for the three months ended September 30, 2020 compared to $3.9 million for the three months ended September 30, 2019. Net sales include $8.0 million from Halo for the three months ended

September 30, 2020 following the closing of the Halo Acquisition in December 2019. This was partially offset by a $0.8 million decrease for the three months ended September 30, 2020 in net sales related to TruPet as compared to the comparable prior year period.
Cost of goods sold and Gross profit
Cost of goods sold increased $3.6 million, or 116%, to $6.7 million for the three months ended September 30, 2020 compared to $3.1 million for the three months ended September 30, 2019. As a percentage of revenue, cost of goods sold was 60% during the three months ended September 30, 2020 compared to 79% for the three months ended September 30, 2019. Cost of goods sold includes $5.3 million of Halo product costs for the three months ended September 30, 2020 following the closing of the Halo Acquisition in December 2019. These increases were offset by a comparable decrease in cost of goods sold related to the decrease in TruPet sales, a reduction in product costs, and lower inventory reserve charges.
During the three months ended September 30, 2020, gross profit increased $3.6 million, or 433%, to $4.5 million compared to $0.8 million during the three months ended September 30, 2019. Gross profit margin increased to 40% for the three months ended September 30, 2020 from 21% for the three months ended September 30, 2019. Gross profit includes $2.7 million from Halo for the three months ended September 30, 2020, following the closing of the Halo Acquisition. The Halo line of products for the current period carried a gross profit margin of 34% compared to TruPet’s margin of 54%. TruPet products have higher margins as compared to the Halo product line as Halo’s food and pet food topper products have higher costs than the TruPet products. Halo also incurred storage and fulfillment center costs of $0.2 million for the three months ended September 30, 2020 due to the nature of Halo’s products.
Operating Expenses
During the three months ended September 30, 2020, general and administrative expenses decreased $1.3 million, or 25%, to $3.6 million compared to $4.9 million for the three months ended September 30, 2019. The decrease is primarily driven by a reduction in TruPet general and administrative expenses of $1.1 million consisting primarily of decreases in sales tax expense, partially offset by an increase in professional fees. Better Choice general and administrative expenses accounted for the remaining decrease, driven by lower consulting and professional fees of $1.0 million and lower warrant compensation of $0.4 million. The decrease is offset by $1.2 million of general and administrative expenses incurred by Halo for the three months ended September 30, 2020, following the closing of the Halo Acquisition. Halo general and administrative expenses include non-cash amortization of $0.4 million related to the trade name and customer relationship intangible assets acquired as part of the Halo acquisition, salaries and wages and related costs of $0.5 million, as well as other costs such as professional and consulting fees, charitable contributions, and other miscellaneous costs.
During the three months ended September 30, 2020, share-based compensation decreased $1.0 million, or 38%, to $1.5 million, as compared to share-based compensation of $2.5 million during the three months ended September 30, 2019. The decrease was driven by the acceleration of vesting of option awards in connection with an executive termination in the prior year period.
During the three months ended September 30, 2020, sales and marketing expenses, including paid media, decreased $0.5 million, or 16%, to $2.4 million from $2.9 million during the three months ended September 30, 2019. Sales and marketing expenses include $1.1 million incurred by Halo for the three months ended September 30, 2020, following the closing of the Halo Acquisition in December 2019 and $0.4 million incurred by Bona Vida for the three months ended September 30, 2020 related to the write off of a prepaid expense associated with a marketing contract that was terminated. TruPet’s sales and marketing expenses decreased from $2.9 million for the three months ended September 30, 2019 to $0.9 million for the three months ended September 30, 2020.
During the three months ended September 30, 2020, customer service and warehousing decreased $0.2 million, or 51%, to $0.1 million, as compared to $0.3 million during the three months ended September 30, 2019 due to a reduction in staff and related operating costs.
Interest expense, net
During the three months ended September 30, 2020, interest expense increased $2.5 million to $2.5 million from less than $0.1 million for the three months ended September 30, 2019. Interest expense relates primarily to existing and prior indebtedness including short term loans, lines of credit and subordinated convertible notes.

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
Liquidity and Capital Resources
Since our founding, we have financed our operations primarily through sales of member units while a limited liability company, and since becoming a corporation, through the sales of shares of our common stock, warrants, preferred stock, and loans. On September 30, 2020 and December 31, 2019, we had cash and cash equivalents and restricted cash of $2.1 million and $2.5 million, respectively.
We are subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of its products, the successful protection of its proprietary technologies, ability to grow into new markets, and compliance with government regulations. In late 2019, a novel strain of coronavirus (“COVID-19”) began to spread globally. As of November 2020, we have not experienced a significant adverse impact to our business, financial condition or cash flows resulting from the pandemic. However, uncertainties regarding the continued economic impact of COVID-19 are likely to result in sustained market turmoil, which could negatively impact our business, financial condition, and cash flows in the future.

We have incurred losses over the last three years and have an accumulated deficit. We expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. We have implemented and continue to implement plans to achieve cost savings and other strategic objectives to address these conditions. We expect cost savings from consolidation of third-party manufacturers, optimizing shipping and warehousing as well as overhead cost reductions. The business is focused on growing the most profitable channels while reducing investments in areas that are expected to have lower long-term benefits.
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
A summary of our cash flows for the nine months ended September 30, 2020 and 2019 is as follows:

Dollars in thousands	Nine Months Ended September 30,
	2020	2019
Cash flows (used in) provided by:
Operating activities	$(4,523)	$(13,224)
Investing activities	(42)	364
Financing activities	4,112	17,915
Net (decrease) increase in cash and cash equivalents and restricted cash	$(453)	$5,055
Cash flows from Operating Activities
Cash used in operating activities consisted of net loss from operations adjusted for non-cash items such as warrant issuances, share-based compensation expense and depreciation and amortization as well as changes in working capital and other activities.

Cash used in operating activities decreased $8.7 million, or 66%, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Net loss from operations adjusted for non-cash expenses was $7.0 million for the nine months ended September 30, 2020 compared to $17.5 million for the comparable prior year period. The improvement was driven by an increase in revenue from the Halo Acquisition and a reduction in sales and marketing and customer services and warehouse expenses. While general and administrative costs increased $11.3 million for the nine months ended September 30, 2020 compared to the comparable prior year period, a majority of the increase was related to non-cash expenses. As a percentage of revenue, cash expenses from general and administrative activity decreased year over year, reflecting continued optimization and leverage of operating costs as a combined company.
Cash flows from Investing Activities
Cash used in investing activities was less than $0.1 million during the nine months ended September 30, 2020. Cash provided by investing activities was $0.4 million during the nine months ended September 30, 2019.The cash used in investing activities for the nine months ended September 30, 2020 is related to the purchase of property and equipment. The cash flow from investing activities for the nine months ended September 30, 2019 is primarily due to cash acquired in the merger, partially offset by cash used to purchase property and equipment.
Cash flows from Financing Activities
Cash provided by financing activities was $4.1 million for the nine months ended September 30, 2020 compared to cash provided by financing activities of $17.9 million during the nine months ended September 30, 2019. The cash provided by financing activities for the nine months ended September 30, 2020 was related to proceeds from the revolving line of credit of $0.3 million, proceeds from the PPP loans of $0.9 million, proceeds of $1.5 million from the June 2020 Notes and $1.5 million related to investor prepayments associated with the issuance of preferred stock, slightly offset by less than $0.1 million in debt issuance costs. Net cash provided by financing activities during the nine months ended September 30, 2019 was related to net proceeds from a private placement of $15.8 million and a PIPE warrant exercise of $4.0 million, offset by payments to eliminate the balance due under a cash advance agreement of $1.9 million. We refinanced debt acquired in the merger of $1.6 million with the proceeds from the issuance of new debt of $6.2 million. For details about the terms, covenants and restrictions contained in the Facilities Agreement and the subordinated convertible notes, see "Note 10 - Debt" to our interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies
We have identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. Our most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, share-based compensation, and the accounting for convertible notes, warrants and business combinations. Details regarding our use of these policies and the related estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on May 4, 2020.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management evaluated its internal control over financial reporting for the quarter ended September 30, 2020. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2020. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses described in the Company’s Annual Report on Form 10-K are remediated.

Changes in Internal Control Over Financial Reporting
As part of the Halo acquisition, the existing Halo finance team will support the process of bringing current outsourced processes in house. Additionally, the Company hired the Principal Financial and Accounting Officer of the Company, effective May 12, 2020, to help improve internal control over financial reporting. There were no other changes in internal control over financial reporting during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS
The following exhibits are filed herewith.
EXHIBIT INDEX

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date	Filed / Furnished Herewith
2.1	Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc. and Bona Vida, Inc.	8-K	333-161943	2.1	05/10/2019

2.2	First Amendment to Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc., and Bona Vida, Inc., dated May 3, 2019	8-K	333-161943	2.2	05/10/2019

2.3	Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC	8-K	333-161943	2.3	05/10/2019

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date	Filed / Furnished Herewith
2.4	First Amendment to Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC, dated May 6, 2019	8-K	333-161943	2.4	05/10/2019

2.5#	Amended and Restated Stock Purchase Agreement, dated December 18, 2019, by and among the Company, Halo, Purely For Pets, Inc., Thriving Paws, LLC and HH-Halo LP	8-K	333-161943	2.1	12/26/2019

3.1	Certificate of Incorporation, dated January 1, 2019	10-Q	333-161943	3.1	04/15/2019

3.2	Certificate of Amendment to Certificate of Incorporation, dated February 1, 2019	10-Q	333-161943	3.2	04/15/2019

3.3	Certificate of Amendment to Certificate of Incorporation, dated March 13, 2019	8-K	333-161943	3.1	03/20/2019

3.4	Certificate of Amendment to Certificate of Incorporation, dated April 18, 2019	10-KT	333-161943	3.5	07/25/2019

3.5	Certificate of Amendment to Certificate of Incorporation, dated July 30, 2020	8-K	333-161943	99.1	07/30/2020

3.6	Certificate of Merger of Sport Endurance, Inc. with and into the Company	10-Q	333-161943	3.4	04/15/2019

3.7	Bylaws	10-Q	333-161943	3.5	04/15/2019

3.8	Amended and Restated Certificate of Designation for Series E Convertible Preferred Stock	8-K	333-161943	3.1	05/23/2019

3.9	Certificate of Designation for Series F Convertible Preferred Stock	8-K	333-161943	3.1	10/02/2020

4.1	Form of Common Stock Purchase Warrant in connection with the May 2019 private placement	8-K	333-161943	4.1	04/30/2019

4.2	Form of Tranche 1 Common Stock Purchase Warrant, dated September 17, 2019, by and between the Registrant and Bruce Linton	8-K	333-161943	4.1	09/23/2019

4.3	Form of Tranche 2 Common Stock Purchase Warrant, dated September 17, 2019, by and between the Company and Bruce Linton	8-K	333-161943	4.2	09/23/2019

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date	Filed / Furnished Herewith
4.4	Form of Additional Common Stock Purchase Warrant, dated September 17, 2019, by and between the Company and Bruce Linton	8-K	333-161943	4.3	09/23/2019

4.5	Form of Subordinated Convertible Promissory Note in connection with the November 2019 private placement	8-K	333-161943	4.1	11/15/2019

4.6	Form of Common Stock Purchase Warrant in connection with the November 2019 private placement	8-K	333-161943	4.2	11/15/2019

4.7	Form of Subordinated Convertible Promissory Note, dated December 19, 2019, by and among the Company and the Halo Sellers listed on the signature pages thereto	10-Q	333-161943	4.7	01/31/2020

4.8	Form of Common Stock Purchase Warrant, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	4.8	01/31/2020

4.9	Form of Common Stock Purchase Warrant, dated December 19, 2019, by and among the Company and the Shareholder Personal Guarantors	10-Q	333-161943	4.10	01/31/2020

4.10	Form of Common Stock Purchase Warrant Agreement in connection with the December 2018 private placement	8-K	333-161943	4.1	12/13/2018

4.11	Form of Common Stock Purchase Warrant in connection with the June 2020 private placement.	10-Q	333-161943	4.11	06/25/2020

4.12	Form of Subordinated Convertible Promissory Note in connection with the June 2020 private placement.	10-Q	333-161943	4.12	06/25/2020

4.13	Form of Subscription Agreement in connection with the June 2020 private placement.	10-Q	333-161943	4.13	06/25/2020

4.14	Form of Registration Rights Agreement by and among the Company and the persons listed on the signature pages thereto in connection with the June 2020 private placement.	10-Q	333-161943	4.14	06/25/2020

4.15	Form of Amendment to November 2019 Notes, Seller Notes and ABG Notes	10-Q	333-161943	4.15	8/14/2020

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date	Filed / Furnished Herewith
4.16	Form of July 2020 Common Stock Purchase Warrants	8-K	333-161943	10.5	07/21/2020

4.17	Form of Warrant in connection with the October 2020 Series F Private Placement	8-K	333-161943	4.1	10/02/2020

10.1	Loan Agreement dated May 6, 2019, between the Company and Franklin Synergy Bank	8-K	333-161943	10.1	05/10/2019

10.2	Security Agreement dated May 6, 2019, between the Company and Franklin Synergy Bank	8-K	333-161943	10.2	05/10/2019

10.3	Guaranty Agreement, dated April 8, 2019, by TruPet LLC in favor of Franklin Synergy Bank	S-1	333-234349	10.17	10/28/2019

10.4	Form of Revolving Line of Credit Promissory Note dated 2019	8-K	333-161943	10.3	05/10/2019

10.5	Guaranty Agreement, dated April 8, 2019, by Bona Vida, Inc. in favor of Franklin Synergy Bank	S-1	333-234349	10.16	10/28/2019

10.6***	Loan Facilities Credit Letter Agreement, dated December 19, 2019, by and among the Better Choice Company Inc., Halo, Purely for Pets, Inc., Bona Vida Inc., TruPet LLC and Bridging Finance Inc., as agent.	10-Q	333-161943	10.1	01/31/2020

10.7	Pledge and Security Agreement, dated December 19, 2019, by and among the Company, Halo, Purely or Pets, Inc., Bona Vida, Inc., TruPet LLC and Bridging Finance Inc., as Administrative Agent	10-Q	333-161943	10.2	01/31/2020

10.8	Continuing Guaranty of Halo, Purely for Pets, Inc., Bona Vida Inc., TruPet LLC, dated December 19, 2019	10-Q	333-161943	10.3	01/31/2020

10.9	Form of Subscription Agreement, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	10.6	01/31/2020

10.10	Continuing Personal Guaranty of John Word, Lori Taylor and Michael Young, dated December 19, 2019	10-Q	333-161943	10.4	01/31/2020

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date	Filed / Furnished Herewith
10.11	Registration Rights Agreement, dated May 6, 2019, by and among the Company and the persons listed on the signature pages thereto in connection with the May 2019 private placement	S-1	333-234349	10.2	10/28/2019

10.12	First Amendment, dated June 10, 2019, to Registration Rights Agreement, dated May 6, 2019, by and among the Company and the stockholders party thereto	S-1	333-234349	10.3	10/28/2019

10.13	Form of Subscription Agreement dated April 25, 2019 in connection with the May 2019 private placement	8-K	333-161943	10.1	04/30/2019

10.14	Registration Rights Agreement, dated as of May 6, 2019, by and among Better Choice Company Inc. and the former stockholders of Bona Vida listed on the signature pages thereto	8-K	333-161943	4.1	05/10/2019

10.15	Registration Rights Agreement, dated as of May 6, 2019, by and among Better Choice Company Inc. and the former member of TruPet listed on the signature pages thereto	8-K	333-161943	4.2	05/10/2019

10.16	Form of Registration Rights Agreement by and among the Company and the persons listed on the signature pages thereto in connection with the November 2019 private placement	8-K	333-161943	4.3	11/15/2019

10.17	Form of Subscription Agreement in connection with the November 2019 private placement	8-K	333-161943	10.1	11/15/2019

10.18	Business Loan Agreement, dated as of July 16, 2020, by and among the Company, Halo, TruPet, Bona Vida (the “Credit Parties”), and Citizens Bank	8-K	333-161943	10.1	07/21/2020

10.19	Promissory Note, dated as of July 16, 2020, issued by the Credit Parties in favor of Citizens Bank	8-K	333-161943	10.2	07/21/2020

10.20	Commercial Security Agreement, dated as of July 16, 2020, by and among the Credit Parties and Citizens Bank	8-K	333-161943	10.3	07/21/2020

10.21	Commercial Guaranty, dated as of July 16, 2020, by and between Citizens Bank and John M. Word, III	8-K	333-161943	10.4	07/21/2020

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date	Filed / Furnished Herewith
10.22†	Better Choice Company Inc. Amended and Restated 2019 Incentive Award Plan	10-K	333-161943	10.19	05/04/2020

10.23†	Form of 2019 Incentive Aware Plan Stock Option Agreement	S-1	333-234349	10.7	10/28/2019

10.24†	Form of Indemnification Agreement by and among the Company and its officers and directors	S-1	333-234349	10.8	10/28/2019

10.25†	Independent Contractor Agreement, dated September 17, 2019, by and between the Company and Bruce Linton	8-K	333-161943	10.1	09/23/2019

10.26†	Employment Agreement, dated February 1, 2019, for David Lelong	8-K	333-161943	10.1	02/07/2019

10.27†	Employment Agreement, dated as of May 6, 2019, by and between the Company and Damian Dalla-Longa	10-Q	333-161943	10.6	10/09/2019

10.28†	Resignation Letter from Damian Dalla-Longa, dated February 5, 2020	8-K	333-161943	10.3	02/11/2020

10.29†	Amendment to Employment Agreement, dated February 10, 2020, by and between Damian Dalla-Longa and the Company	8-K	333-161943	10.4	02/11/2020

10.30†	Employment Agreement, dated as of May 6, 2019, by and between the Company and Lori Taylor	10-Q	333-161943	10.7	10/09/2019

10.31†	Separation Agreement, dated as of September 13, 2019, by and between the Company and Lori Taylor	10-K	333-161943	10.28	05/04/2020

10.32†	Employment Agreement, dated May 6, 2019, by and among the Company and Anthony Santarsiero	S-1	333-234349	10.11	10/28/2019

10.33†	Employment Agreement, dated June 29, 2019, by and among the Company and Andreas Schulmeyer	S-1	333-234349	10.12	10/28/2019

10.34†	Employment Agreement, dated December 19, 2019, by and between the Company, Werner von Pein, and Halo	8-K	333-161943	10.1	02/11/2020

10.35†	Amendment to Employment Agreement, dated February 10, 2020, by and between Werner von Pein and the Company	8-K	333-161943	10.2	02/11/2020

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date	Filed / Furnished Herewith

10.36	Form of Securities Purchase Agreement in connection with the October 2020 Series F Private Placement	8-K	333-161943	10.1	10/2/2020

10.37	Form of Registration rights Agreement in connection with the October 2020 Series F Private Placement	8-K	333-161943	10.2	10/2/2020

10.38	Exchange Agreement by and between the Company and Cavalry Fund LP dated September 30, 2020	8-K	333-161943	10.3	10/2/2020

10.39	Limited Consent and Second Amendment to Loan Facilities Letter Agreement by and among the Company, Halo, Purely for Pets, Inc., a Delaware limited liability company, Bona Vida, Inc., a Delaware corporation, and TruPet LLC, a Delaware limited liability company	8-K	333-161943	10.4	10/2/2020

10.40	Form of First Amendment to Registration Rights Agreement in connection with the October 2020 Series F Private Placement	8-K				*

21.1	Subsidiaries of the Company	10-K	333-161943	21.1	5/4/2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002					*

101.INS	iXBRL Instance Document					*

101.SCH	iXBRL Taxonomy Extension Schema Document					*

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date	Filed / Furnished Herewith
101.CAL	iXBRL Taxonomy Extension Calculation Document					*

101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	iXBRL Taxonomy Extension Labels Linkbase Document					*

101.PRE	iXBRL Taxonomy Extension Presentation Link Document					*

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)					*
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

BETTER CHOICE COMPANY INC.

Date: November 16, 2020	By:	/s/ WERNER VON PEIN

Werner von Pein
Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2020	By:	/s/ SHARLA COOK

Sharla Cook
Principal Financial and Accounting Officer