Form 10-K
period 2020-12-31
Better Choice Co Inc.
filed 2021-03-30
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 333-161943
Better Choice Company Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-4284557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12400 Race Track Road
Tampa, Florida 33626
(Address of Principal Executive Offices) (Zip Code)
(Registrant’s Telephone Number, Including Area Code)
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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price of $1.90 as reported on the OTCQB was: $64,769,594.
The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 65,907,126 shares of $0.001 par value common stock outstanding as of March 26, 2021.

Better Choice Company Inc.
Annual Report on Form 10‑K for the Fiscal Year Ended December 31, 2020

PRESENTATION OF FINANCIAL AND OTHER INFORMATION
On May 6, 2019, Better Choice Company Inc. (“Better Choice Company”, ‘‘we’’, ‘‘us’’ or the “Company”) acquired TruPet LLC (“TruPet”) and Bona Vida, Inc. (“Bona Vida”) in a pair of all-stock transactions (together referred to as the “May Acquisitions”). The acquisition of TruPet was treated as a reverse merger with TruPet determined to be the accounting acquirer of Better Choice Company. As such, the historical financial statements of the registrant are those of TruPet and TruPet’s equity has been re-cast to reflect shares of Better Choice Company common stock received in the TruPet acquisition. The acquisitions of Better Choice Company and Bona Vida were treated as asset acquisitions. Unless otherwise stated or the context otherwise requires, the historical business information described in this Annual Report on Form 10-K prior to consummation of the May Acquisitions is that of TruPet and, following consummation of the May Acquisitions, reflects business information of Better Choice Company, TruPet and Bona Vida as a combined business.
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

FORWARD‑LOOKING STATEMENTS
This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•the impact of COVID-19 on the U.S. and global economies, our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations;
•our ability to successfully implement our growth strategy;
•our ability to generate sufficient cash flow or raise capital on acceptable terms;
•the loss of key members of our senior management team;
•allegations that our products cause injury or illness or fail to comply with government regulations;
•the loss of a significant customer, suppliers, distributors, or retail partners;
•the entrance of new competitors into our industry;
•the effectiveness of our marketing and trade spending programs;
•our ability to introduce new products and improve existing products;
•our ability to manage our supply chain effectively;
•our ability to match our supply with the demand for our products;
•the impact of government regulation, scrutiny, warning and public perception;
•the effect of false marketing claims;
•our ability to develop and maintain our brand;
•the effect of potential price increases and shortages on the inputs, commodities and ingredients that we require;
•volatility in the price of our common stock; and
•other factors discussed under the headings “Risk Factors,” “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.
While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.
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

PART I
ITEM 1. BUSINESS
Our History
On December 17, 2018, Better Choice Company made a $2.2 million investment in TruPet, an online seller of pet foods, pet nutritional products and related pet supplies. On February 2, 2019, Better Choice Company entered into a definitive agreement to acquire the remainder of TruPet. In connection with the acquisition, 15,027,533 shares of Better Choice Company common stock were issued to TruPet’s members for the remaining 93% of the issued and outstanding membership interests of TruPet. We closed the acquisition on May 6, 2019.
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
On October 15, 2019, the Company entered into a Stock Purchase Agreement (as amended, the “Halo Agreement”) with Halo, Thriving Paws, LLC, a Delaware limited liability company (“Thriving Paws”), HH-Halo LP, a Delaware limited partnership (“HH-Halo” and, together with Thriving Paws, the “Sellers”) and HH-Halo, in the capacity of the representative of the Sellers. Pursuant to the terms and subject to the conditions of the Halo Agreement, among other things, we agreed to purchase from the Sellers one hundred percent (100%) of the issued and outstanding capital stock of Halo. The aggregate consideration payable by us under the Halo Agreement was $38.2 million, subject to customary adjustments for Halo’s net working capital, cash, and indebtedness, and consisted of a combination of (i) cash, (ii) shares of our common stock, par value $0.001 per share, and (iii) convertible subordinated notes and accompanying stock purchase warrants. We closed this acquisition, which we refer to as the Halo Acquisition, on December 19, 2019.
Overview of Our Business
Better Choice is a growing animal health and wellness company ready to lead the global industry shift toward pet products and services that help dogs and cats live healthier, happier and longer lives. Our mission is to become the most innovative premium pet food company in the world, and we are motivated by our commitment to making products with integrity and treating pets and their parents with respect. We position our portfolio of brands to benefit from the trends of growing pet humanization and an increased consumer focus on health and wellness, and have adopted a laser focused approach to growth that is driven by new product innovation. Our executive team has a proven history of success in both pet and consumer-packaged goods, and has over 50 years of combined experience in the pet industry and over 100 years of combined experience in the consumer-packaged goods industry.
Better Choice’s best-in-class product offering is sold today under the Halo and TruDog brands and has enabled the Company to penetrate multiple channels of trade, which we believe enables us to deliver on core consumer needs and respond to changing channel dynamics that have only accelerated as a result of the COVID-19 pandemic. We group these channels of trade into four distinct categories: E-Commerce, which includes the sale of product to online retailers such as Amazon and Chewy; Brick & Mortar, which includes the sale of product to pet specialty chains such as Petco, PetSmart, select grocery chains and neighborhood pet stores; Direct to Consumer (“DTC”) which includes the sale of product through our online web platform; and International, which includes the sale of product to foreign distribution partners and to select international retailers. We believe our omni-channel approach is a significant competitive advantage, as it allows us to design and sell products purpose-built for success in specific channels while maintaining our ability to leverage marketing and sales resources cross-channel.
New product innovation represents the cornerstone of our growth plan, and our established supply and distribution infrastructure allows us to develop, manufacture and bring new products to market in generally under nine months. Our flexible and scalable outsourced manufacturing model also promotes innovation, as we offer a wide variety of dog and cat food products under the Halo and TruDog brands that serve many different consumer needs. Founded in 1986, the Halo brand consists of a diversified, premium natural dog and cat portfolio, with products derived from real whole meat, no rendered meat meal and non-genetically modified (non-"GMO") fruits and vegetables, unlike many other kibble and canned products currently in the marketplace. In addition to its dry kibble and canned wet food offering, Halo also has a successful line of freeze-dried treats for dogs and cats and a growing line of award-winning vegan products for dogs. Founded in 2013, the TruDog brand offers ultra-premium, freeze-dried raw dog food, toppers, treats and supplements sold predominantly on its DTC website. Freeze-dried raw dog food is one of the fastest growing sub-category of premium pet food, with Packaged Facts reporting 39% YoY growth in the sub-category in 2019. We strongly believe that both brands are well positioned to take advantage of pet parents’ increasing desire to feed only the highest quality ingredients to their pets, and that there will continue to be innovative opportunities for brand consolidation over time.

Product Lines
We have a strong portfolio of premium animal health and wellness products for dogs and cats sold under the Halo, TruDog, and Rawgo! brand names across multiple forms and classes, including foods, treats, toppers, dental products, chews, grooming products and supplements. Our products consist of naturally formulated premium kibble and canned dog and cat food, freeze-dried raw dog food and treats, vegan dog food and treats, oral care products, supplements and grooming aids. Our core products sold under the Halo brand are sustainably sourced, derived from real whole meat and no rendered meat meal and include non-GMO fruits and vegetables. Our core products sold under the TruDog brand are made according to our nutritional philosophy of fresh, meat-based nutrition and minimal processing.
We offer our customers over 100 active stock keeping units (“SKUs”), and all of our products are sold under the Halo, TruDog, or Rawgo! brand name, with ingredients, packaging and labeling customized by SKU.
Although Bona Vida remains a wholly owned subsidiary of the Better Choice Company, as of December 31, 2020 Better Choice does not currently sell or market any CBD products, does not currently own any CBD related inventory or raw materials and does not currently have plans to re-enter the CBD market at this time.
Supply, Manufacturing and Logistics
Our products sold under the Halo brand are made strictly from naturally raised animals on sustainable farms and are manufactured in the United States. By sourcing cage-free poultry, pasture-raised beef, and wild-caught fish from certified sustainable fisheries and not including meat meals or other animal byproducts in its formulations, Halo is able to provide pets and pet parents with a nutritious and highly digestible suite of food and treats. Halo partners with a number of co-manufacturing partners to produce its products. Halo’s dog and cat foods meet The Association of American Feed Control Officials (“AAFCO”) guidelines and are small-batch tested for common contaminants prior to leaving the manufacturer.
Our products sold under the TruDog brand are manufactured and sourced from a variety of third-party and suppliers in both the United States and New Zealand and use healthy, natural ingredients, with all purchases transacted in U.S. dollars. Many products are preserved using either freeze drying or gentle air dehydration to eliminate the need for artificial preservatives and added chemicals. Our treats and chews are oven-baked, using natural ingredients for maximum nutrition and protein content. Like Halo, TruDog raw dog foods meet AAFCO guidelines and are small-batch tested for common contaminants prior to leaving the manufacturer.
We utilize logistics service providers as a part of our supply chain, primarily for shipping and logistics support. Fulfillment of orders for both the Halo and Trudog brands is managed by a third-party warehousing and logistics partner based in Lebanon, Tennessee. Our DTC ecosystem allows us to efficiently manage and customize the online shopping experience for customers, including a customer dashboard where shoppers can manage and track orders and order history. Our products are shipped by trusted carriers for expeditious and reliable delivery.
Customers
The following chart provides a breakdown of net sales by channel for the year ended December 31, 2020:
E-Commerce partners include Amazon, Chewy, Petflow, Thrive Market and Vitacost. While the industry-wide E-Commerce sales have retreated somewhat following the March 2020 pantry stocking, the sale of pet food and supplies online has increased 35% year-over-year according to Packaged Facts, with subscription sales nearly equal to the March 2020 peak. We anticipate our ability to reach a growing base of diverse customers online will only increase as E-Commerce penetration increases as a result of the COVID-19 pandemic.
Our DTC website also has a loyalty program called the TruDog Love Club (“TLC”), which incentivizes repeat purchases and customer loyalty.

Brick & Mortar partners include Petco, Petsmart, neighborhood pet stores and select grocery accounts. Although E-Commerce led industry growth in 2020 as a result of the COVID-19 pandemic, we strongly believe Better Choice’s long-established relationships with key Brick & Mortar customers will enable us to jointly launch new products in the future that are designed for in-store success.
International distribution partners are driven by purchases in China, Korea, Japan and Taiwan. We believe that our growth in Asia is fueled by increasing levels of economic financial status and demand for premium, western manufactured products, with China representing the largest market opportunity for growth and 48% of Better Choice’s international sales in 2020. According to Euromonitor, the Chinese market for premium dry dog and cat food is anticipated to grow at a 20% CAGR and 28% CAGR, respectively, from 2015 through 2025.
Sales and Marketing
Our marketing strategies are designed to clearly communicate to consumers about the benefits of our products and to build awareness of our brands. We deploy a broad set of marketing tools across various forms of media to reach consumers through multiple touch points and engage with a number of marketing agencies to develop content and product packaging. Our marketing initiatives include the use of social and digital marketing, Search Engine Optimization, email and SMS marketing, and paid media (Facebook, Instagram & YouTube), among other proven strategies to generate and convert sales prospects into loyal, satisfied customers. In addition to directly targeting and educating consumers of our products, we partner with a number of retailers such as Amazon, Chewy and Petco to develop joint sales and marketing initiatives to increase sales and acquire new customers.
As a result of the COVID-19 pandemic and related stay at home orders, consumer purchasing behaviors have shifted dramatically in the U.S. According to the U.S. Department of Commerce, E-Commerce penetration increased from 13% in 2019 to 34% at the end of Q1 2020. Although approximately 59% of Better Choice’s sales are made online today, we remain committed to partnering with select Brick & Mortar retailers in pet specialty and neighborhood pet, as in-store recommendation and trial represent a significant opportunity for new customer acquisition. We believe that these in-store partnerships are complementary to the incentives that our E-Commerce partners offer to drive monthly subscriptions, and build upon the recurring revenue that we generate online.
Competition
The pet health and wellness industry is highly competitive. Competitive factors include product quality, ingredients, brand awareness and loyalty, product variety, product packaging and design, reputation, price, advertising, promotion, and nutritional claims. We believe that we compete effectively with respect to each of these factors.
We compete with manufacturers of conventional pet food such as Mars, Nestlé and Big Heart Pet Brands (part of the J.M. Smucker Company), and manufacturers of specialty and natural pet food such as Blue Buffalo (part of General Mills), Wellness, Fromm, Orijen, Merrick (part of Nestlé), Stella and Chewy, I and Love and You, and Freshpet. In addition, we compete with many regional niche brands in individual geographic markets.
Raw Materials and Principal Suppliers
We rely upon the supply of raw materials that meet our specifications, such as USA farm-raised beef, Global Animal Partnership Certified Step 2 ("GAP 2") cage-free whole chicken and associated broths, GAP 2 certified cage-free whole turkey and associated broths, Marine Stewardship Council ("MSC") certified wild-caught salmon and MSC certified wild-caught whitefish and associated broths, and select non-GMO fruits and vegetables, such as peas, sweet potatoes and lentils. If any raw material is adulterated and does not meet our specifications, it could significantly impact our ability to source manufactured products and could materially and adversely impact our business, financial condition and results of operations.
We rely on Alphia, Inc. (“Alphia” f/k/a “C.J. Foods”) for the supply and co-manufacturing of dry kibble sold under the Halo brand, Simmons Pet Food, Inc. (“Simmons”) for the supply and co-manufacturing of the majority of canned wet food sold under the Halo brand, and Carnivore Meat Company, LLC (“Carnivore”) for the supply and co-manufacturing of freeze-dried food and treats sold under the TruDog brand. Together, CJ Foods, Simmons, and Carnivore represent more than 75% of product volume sold across the Better Choice platform. In addition, we sourced approximately 76% of inventory purchases from three vendors for the year ended December 31, 2020 and approximately 74% from one vendor for the year ended December 31, 2019.
Employees and Human Capital Resources
As of December 31, 2020, we had 45 employees, all of which are full-time. Our employees are not represented by any labor union or any collective bargaining arrangement with respect to their employment with us. We have never experienced any work stoppages or strikes as a result of labor disputes. We believe that our employee relations are good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.
Many of our employees, including members of our management team, have been reporting to work remotely due to the COVID-19 outbreak, which has resulted in the closure of our offices in Florida, Ohio and New York. Our operations or productivity may continue to be impacted throughout the duration of the COVID-19 outbreak and government-mandated closures.
Government Regulation
The regulation of animal food products in the United States is complex, multi-faceted, and currently undergoing significant change. The U.S. Food and Drug Administration ("FDA"), the U.S. Federal Trade Commission ("FTC"), the U.S. Department of Agriculture ("USDA") and other regulatory authorities at the federal, state and local levels, as well as authorities in foreign countries, extensively regulate, among other things, the research, development, testing, composition, manufacture, import, export, labeling, storage, distribution, promotion, marketing, and post-market reporting of animal foods. We, along with our third-party contractors, are required to navigate a complex regulatory framework in the countries in which we wish to manufacture, test, import, export, or sell our products.
We are also subject to labor and employment laws, laws governing advertising, privacy laws, safety regulations and other laws, including consumer protection regulations that regulate retailers or govern the promotion and sale of merchandise. Our operations, and those of our distributors and suppliers, are subject to various laws and regulations relating to environmental protection and worker health and safety matters. We monitor changes in these laws and believe that we are in material compliance with applicable laws.
FDA Regulation of Animal Foods
The FDA regulates foods, including foods intended for animals, under the Federal Food, Drug and Cosmetic Act ("FDCA") and its implementing regulations. The FDCA defines “food” as articles used for food or drink for man or other animals, which includes products that are intended primarily for nutritional use, taste, or aroma and the components of such products. For animal foods in particular, this definition applies based on their intended use regardless of labelling as animal food, treats, or supplements. The FDA also imposes certain requirements on animal foods relating to their composition, manufacturing, labeling, and marketing. Among other things, the facilities in which our products and ingredients are manufactured must register with the FDA, comply with current good manufacturing practices (“cGMPs”) and comply with a range of food safety requirements.
Although pet foods are not required to obtain premarket approval from the FDA, any substance that is added to or is expected to become a component of a pet food must be used in accordance with a food additive regulation, unless it is generally recognized as safe (“GRAS”) under the conditions of its intended use or if it appears on an FDA-recognized list of acceptable animal food ingredients in the Official Publication of the Association of American Feed Control Officials ("AAFCO"). A food may be adulterated if it uses an ingredient that is neither GRAS nor an approved food additive, and that food may not be legally marketed in the United States.
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
Under the FDCA, the FDA may require the recall of an animal food product if there is a reasonable probability that the product is adulterated or misbranded, and the use of or exposure to the product will cause serious adverse health consequences or death. In addition, pet food manufacturers may voluntarily recall or withdraw their products from the market. If the FDA believes that our products are adulterated, misbranded or otherwise marketed in violation of the FDCA, the agency make take further enforcement action, including:
•restrictions on the marketing or manufacturing of a product;
•required modification of promotional materials or issuance of corrective marketing information;

•issuance of safety alerts, press releases, or other communications containing warnings or other safety information about a product;
•warning or untitled letters;
•product seizure or detention;
•refusal to permit the import or export of products;
•fines, injunctions, or consent decrees; and
•imposition of civil or criminal penalties.
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
Corporate Information
We were incorporated in the State of Nevada in 2001 under the name Cayenne Construction, Inc., and in 2009, changed our name to Sports Endurance, Inc. Effective March 11, 2019, we changed our name to Better Choice Company Inc. after reincorporating in Delaware. Our principal executive offices are located at 12400 Race Track Road, Tampa, FL 33626, and our telephone number is (813) 659-5921. Our website is available at https://www.betterchoicecompany.com. Our website and the information contained on or connected to that site are not incorporated into this Annual Report on Form 10-K.
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
The COVID-19 outbreak has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses and facilities. These restrictions, and future prevention and mitigation measures, have had and could have in the future an adverse impact on global economic conditions and are likely to have an adverse impact on consumer confidence and spending, which could materially adversely affect the supply of, as well as the demand for, our products. Uncertainties regarding the economic impact of COVID-19 is likely to result in sustained market turmoil, which could also negatively impact our business, financial condition and cash flows.
The COVID-19 pandemic could disrupt our third-party business partners' ability to meet their obligations to us, which may negatively affect our operations. These third parties include those who supply our ingredients, packaging, and other necessary operating materials, contract manufacturers, distributors, and logistics and transportation services providers. The impact of COVID-19 on these third party business partners, may negatively affect the price and availability of our ingredients and/or packaging materials and impact our supply chain. If the disruptions caused by COVID-19 continue for an extended period of time, our ability to meet the demands of our customers may be materially impacted. To date, we have not experienced any reduction in the available supply of our products.
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
Our future success depends on our ability to implement our growth strategy of introducing new products and expanding into new markets and new distribution channels and attracting new consumers to our brand and sub-brands. Our ability to implement this growth strategy depends, among other things, on our ability to: establish our brands and reputation as a well-managed enterprise committed to delivering premium quality products to the pet health and wellness industry; partner with retailers and other potential distributors of our products; continue to effectively compete in specialty channels and respond to competitive developments; continue to market and sell our products through a multi-channel distribution strategy and achieve joint growth targets with our distribution partners; expand and maintain brand loyalty; develop new proprietary value-branded products and product line extensions that appeal to consumers; maintain and, to the extent necessary, improve our high standards for product quality, safety and integrity; maintain sources from suppliers that comply with all federal, state and local laws for the required supply of quality ingredients to meet our growing demand; identify and successfully enter and market our products in new geographic markets and market segments; execute value-focused pricing strategies; and attract, integrate, retain and motivate qualified personnel.
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
If we succeed in growing our business, such growth could strain our management team and capital resources. Our ability to manage operations and control growth will be dependent on our ability to raise and spend capital to successfully attract, train, motivate, retain and manage new members of senior management and other key personnel and continue to update and improve our management and operational systems, infrastructure and other resources, financial and management controls, and reporting systems and procedures. Failure to manage our growth effectively could cause us to misallocate management or financial resources, and result in additional expenditures and inefficient use of existing human and capital resources. Such slower than expected growth may require us to restrict or cease our operations and go out of business. Additionally, our anticipated growth will increase the demands placed on our suppliers, resulting in an increased need for us to manage our suppliers and monitor for quality assurance and comply with all applicable laws. Any failure by us to manage our growth effectively could impair our ability to achieve our business objectives.

We have a history of losses, we expect to incur losses in the future and we may not be able to achieve or maintain profitability.
Because we have a short operating history at scale, it is difficult for us to predict our future operating results. Thus, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all. Also, we expect our operating expenses to increase over the next several years as we further increase marketing spend, hire more employees, continue to develop new products and services, and expand internationally. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring new customers or expanding our business, our business, financial condition and operating results may be materially adversely affected.
Our outstanding debt could reduce our strategic flexibility and liquidity and may have other adverse effects on our results of operations.
Our ability to meet our debt service obligations depends upon our operating and financial performance, which is subject to general economic and competitive conditions and to financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to service our debt, we may need to sell inventory and other material assets, restructure or refinance our debt, or seek additional equity capital. If our inability to meet our debt service obligations results in an event of default as defined under our subordinated convertible promissory notes or our senior credit facility, the lenders thereunder may be able to take possession of substantially all of the assets of the Company. Prevailing economic conditions and global credit markets could adversely impact our ability to do so. Our debt agreements contain limits on our ability to, among other things, incur additional debt, grant liens, undergo certain fundamental changes, make investments, and dispose of inventory. For information regarding our outstanding debt, refer to "Note 10 - Debt" in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this report, which is incorporated into this Item 1A by reference.
Our recurring losses and significant accumulated deficit have raised substantial doubt regarding our ability to continue as a going concern.
We have experienced recurring operating losses over the last two years and have a significant accumulated deficit. We expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. Without generating sufficient cash flow from operations or additional debt or equity financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. If we need to seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.
Due to inherent limitations, there can be no assurance that our system of disclosure and internal controls and procedures will be successful in preventing all errors and fraud, or in making all material information known in a timely manner to management.
Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.
The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations, misstatements due to error or fraud may occur and not be detected.

The combined business may be unable to integrate Bona Vida, Halo and TruPet’s businesses successfully and realize the anticipated benefits of the acquisitions.
In 2019, we completed three significant acquisitions that involved the combination of three businesses that historically have operated as independent companies. The success of the acquisitions will depend in large part on the success of the management of the combined business in integrating the operations, strategies, technologies and personnel of the companies. We may fail to realize some or all of the anticipated benefits of the acquisitions if the integration process takes longer than expected or is more costly than expected. Our failure to meet the challenges involved in successfully integrating the operations of Bona Vida, Halo or TruPet or to otherwise realize any of the anticipated benefits of the acquisitions could impair our operations.
Potential issues and difficulties the combined business may encounter in the integration process include the following:
•the inability to integrate the respective businesses of Bona Vida, Halo and TruPet in a manner that permits the combined business to achieve the synergies anticipated to result from the acquisitions, which could result in the anticipated benefits of the acquisitions not being realized partly or wholly in the time frame currently anticipated or at all;
•integrating personnel from the three companies while maintaining focus on safety and providing consistent, high quality products and customer service; and
•performance shortfalls at one or all of the companies as a result of the diversion of management's attention caused by the acquisitions and integrating the companies' operations.
We may seek to grow our company and business through acquisitions, investments or through strategic alliances, as we have with the acquisitions of Bona Vida, Halo and TruPet and our failure to identify and successfully integrate and manage these assets could have a material adverse effect on the anticipated benefits of the acquisition and our business, financial condition or results of operations.
From time to time we expect to consider opportunities to acquire or make investments in new or complementary businesses, facilities, technologies or products, or enter into strategic alliances, that may enhance our capabilities, expand our network, complement our current products or expand the breadth of our markets. In 2019, we completed three significant acquisitions that involved the combination of three businesses that historically have operated as independent companies. The success of these completed acquisitions and any future acquisitions will depend in large part on the success of our management team in integrating the operations, strategies, technologies and personnel.
Potential and completed acquisitions and investments and other strategic alliances involve numerous risks, including: problems integrating the purchased business, facilities, technologies or products; issues maintaining uniform standards, procedures, controls and policies; assumed liabilities; unanticipated costs associated with acquisitions, investments or strategic alliances; diversion of management's attention from our existing business; adverse effects on existing business relationships with suppliers, manufacturers, and retail customers; risks associated with entering new markets in which we have limited or no experience; potential write-offs of acquired assets and/or an impairment of any goodwill recorded as a result of an acquisition; potential loss of key employees of acquired businesses; and increased legal and accounting compliance costs.
We may fail to realize some or all of the anticipated benefits of the acquisitions if the integration process takes longer than expected or is more costly than expected. Our failure to meet the challenges involved in successfully integrating acquisitions, including the operations of Halo or TruPet, or to otherwise realize any of the anticipated benefits of the acquisitions could impair our financial condition and results of operations. Furthermore, we do not know if we will be able to identify additional acquisitions or strategic relationships we deem suitable or whether we will be able to successfully complete any such transactions on favorable terms or at all. Our ability to successfully grow through strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, facilities, technologies and products and to obtain any necessary financing. These efforts could be expensive and time-consuming and may disrupt our ongoing business.
We are a holding company and rely on payments, advances and transfers of funds from our subsidiaries to meet our obligations and pay any dividends.
We have limited direct operations and significant assets other than ownership of 100% of the capital stock of our subsidiaries. Because we primarily conduct our operations through our subsidiaries, we depend on those entities for payments to generate the funds necessary to meet our financial obligations, and to pay any dividends with respect to our common stock. Legal and contractual restrictions in our subordinated convertible notes, term loan, and revolving line of credit agreement and other agreements that may govern future indebtedness of our subsidiaries, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. The earnings from, or other available assets of, our subsidiaries might not be sufficient to make distributions or loans to enable us to meet certain of our obligations. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and cash flows.

If we do not successfully develop additional products and services, or if such products and services are developed but not successfully commercialized, we could lose revenue opportunities.
Our future success will depend, in part, on our ability to develop and market new products and improvements to our existing products, including those that we may develop through partnerships, strategic relationships or licensing arrangements. We are always assessing and identifying new opportunities to provide additional products and related services to our customers. The process of identifying and commercializing new products is complex, uncertain and may involve considerable costs, and if we fail to accurately predict customers' changing needs and preferences, our business could be harmed. The success of our innovation and product development efforts is affected by the technical capability of our product development staff, the ability to establish new supplier relationships and third-party consultants in developing and testing new products, including complying with governmental regulations, our attractiveness as a partner for outside research and development scientists and entrepreneurs and the success of our management and sales team in introducing and marketing new products. We have already and may have to continue to commit significant resources to commercializing new products before knowing whether our investments will result in products the market will accept. We may not always be able to respond quickly and effectively to changes in customer taste and demand due to the amount of time and financial resources that may be required to bring new products to market. Implementation of these plans may also divert management's attention from other aspects of our business and place a strain on management, operational and financial resources, as well as our information systems. Launching new products or updating existing products may also leave us with obsolete inventory that we may not be able to sell or we may sell at significantly discounted prices. Furthermore, we may not execute successfully on commercializing those products because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and a reduction in net sales and earnings. If we are unable to successfully develop or otherwise acquire new products, our business, financial condition and results of operations may be materially adversely affected.
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
Many of our current competitors have, and potential competitors may have, longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater technical capabilities, significantly greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to derive greater net sales and profits from their existing customer base, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in consumer preferences or habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies (including but not limited to predatory pricing policies and the provision of substantial discounts), which may allow them to build larger customer bases or generate net sales from their customer bases more effectively than we do.
Our competitors may be able to identify and adapt to changes in consumer preferences more quickly than us due to their resources and scale. They may also be more successful in marketing and selling their products, better able to increase prices to reflect cost pressures and better able to increase their promotional activity, which may impact us and the entire pet health and wellness industry. Increased competition as to any of our products could result in price reduction, increased costs, reduced margins and loss of market share, which could negatively affect our profitability. While we believe we are better equipped to customize products for the pet health and wellness market generally as compared to other companies in the industry, there can be no assurance that we will be able to successfully compete against these other companies. Expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could materially adversely affect our business, financial condition and results of operations.

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
We are vulnerable to fluctuations in the price and supply of key inputs, including ingredients, packaging materials, and freight.
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
We use significant quantities of food ingredients and other products as well as plastic packaging materials provided by third-party suppliers. We buy from a variety of producers and manufacturers, some of which may only be available from a single supplier or a limited group of suppliers. Alternate sources of supply are generally available, however, the supply and price are subject to market conditions and are influenced by other factors beyond our control, including the continued impact of COVID-19. We do not have long-term contracts with many of our suppliers, and, as a result, they could increase prices or fail to deliver. The occurrence of any of the foregoing could increase our , disrupt our operations, or could have a materially adverse impact on our business, financial condition, results of operations or prospects.
We may be subject to product liability claims or regulatory action if our products are alleged to have caused significant loss or injury.
We may be subject to product liability claims, regulatory action and litigation if our products are alleged to have caused loss or injury or failed to include adequate instructions for use or failed to include adequate warnings concerning possible side effects or interactions with other substances. In addition, the sale of any ingested product involves a risk of injury due to tampering by unauthorized third parties or product contamination. Our products may also be subject to product recalls, including voluntary recalls or withdrawals. A product liability claim or regulatory action against us could result in increased costs and could adversely affect our reputation and goodwill with our patients and consumers generally. There can be no assurance that we will be able to maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could result in us becoming subject to significant liabilities that are uninsured and also could adversely affect our commercial arrangements with third parties. If there is a product liability judgment against us or a settlement agreement related to a product liability claim, our business, financial condition and results of operations may be materially adversely affected. In addition, even if product liability claims against us are not successful or are not fully pursued, these claims could be costly and time-consuming and may require management to spend time defending claims rather than operating our business.
We may face difficulties as we expand our business and operations into jurisdictions in which we have no prior operating experience.
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
We must accurately forecast demand for all of our products in order to ensure that we have enough products available to meet the needs of our customers. Our forecasts are based on multiple assumptions that may cause our estimates to be inaccurate and affect our ability to obtain adequate third-party contract manufacturing capacity in order to meet the demand for our products. If we do not accurately align our manufacturing capabilities with demand, our business, financial condition and results of operations may be materially adversely affected.
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
We depend upon independent third-party contract manufacturers for the manufacture of all of our products. We cannot control all of the various factors, which include inclement weather; natural disasters, such as earthquakes, hurricanes, tornadoes, floods and other adverse weather and climate conditions; political and financial instability; strikes; unforeseen public health crises, such as pandemics and epidemics such as the COVID-19 pandemic; acts of war or terrorism and other catastrophic events, whether occurring in the United States or internationally, that might affect a manufacturer's ability to ship orders of our products to customers from or to the impacted region in a timely manner or to meet our quality standards.
We also receive and warehouse a portion of our inventory in Tampa, Florida, a city that is particularly vulnerable to hurricanes, floods, tornadoes and sinkholes. If any such disaster were to impact this facility, our operations would be materially disrupted. Inadequate labor conditions, health or safety issues in the factories where goods are produced can negatively impact our brand reputation. From time to time, a third-party contract manufacturer may experience financial difficulties, bankruptcy or other business disruptions, which could disrupt our supply of products or require that we incur additional expense by providing financial accommodations to the third-party contract manufacturer or taking other steps to seek to minimize or avoid supply disruption, such as establishing a new third-party contract manufacturing arrangement with another provider. Further, we may be unable to locate an additional or alternate third-party contract manufacturing arrangement in a timely manner or on commercially reasonable terms, if at all. Any delay, interruption or increased cost in the proprietary value-branded products that might occur for any reason could affect our ability to meet customer demand, adversely affect our net sales, increase our cost of sales and hurt our results of operations, which in turn may injure our reputation and customer relationships, thereby harming our business.
If the ingredients used in our products are contaminated, alleged to be contaminated or are otherwise rumored to have adverse effects, our results of operations could be adversely affected.
We buy ingredients from a variety of third-party suppliers. If these materials are alleged or prove to include contaminants that affect the safety or quality of our products or are otherwise rumored to have adverse effects, for any reason, we may sustain the costs of and possible litigation resulting from a product recall and need to find alternate ingredients, delay production, or discard or otherwise dispose of products, which could adversely affect our business, financial condition and results of operations. In addition, if any of our competitors experience similar events, our reputation could be damaged, including as a result of a loss of consumer confidence in the types of products we sell. We also may be subject to product liability claims and adverse public relations if consumption or use of our products is alleged to cause injury or illness.
If any of our independent transportation providers experience delays or disruptions, our business could be adversely affected.
We currently rely on independent transportation service providers both to ship raw materials and products to our manufacturing and distribution warehouses from our third-party suppliers and third-party contract manufacturers and to ship products from our manufacturing and distribution warehouses to our customers. Our utilization of these delivery services, or those of any other shipping companies that we may elect to use, is subject to risks, including increases in fuel prices, which would increase our shipping costs, employee strikes, organized labor activities and inclement weather, which may impact the shipping company's ability to provide delivery services sufficient to meet our shipping needs. Furthermore, if we are not able to negotiate acceptable terms with these companies or they experience performance problems or other difficulties, it could negatively impact our operating results and customer experience. If any of the foregoing occurs, our business, financial condition and results of operations may be materially adversely affected.

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
Further, it is critically important for us to maintain the confidentiality and integrity of our information technology systems. To the extent that we have information in our databases that our customers consider confidential or sensitive, any unauthorized disclosure of, or access to, such information could result in a violation of applicable data privacy and security, data protection, and consumer protection laws and regulations, legal and financial exposure, damage to our reputation, a loss of confidence of our customers, suppliers and manufacturers and lost sales. Despite the implementation of certain security measures, our systems may still be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. If any of these risks materialize, our reputation and our ability to conduct our business may be materially adversely affected.
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
Our ability to utilize our federal net operating loss carryforwards and federal tax credit may be limited under Section 382 of the Code as amended by the Tax Cut and Jobs Act (the “TCJA”). The limitations apply if we experience an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period). Similar provisions of state tax law may also apply. We have not assessed, including with respect to acquisition of Halo, whether such an ownership change has previously occurred. If we have experienced an ownership change at any time since our formation, we may already be subject to limitations on our ability to utilize our existing net operating losses to offset taxable income. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change and, consequently, the limitations under Section 382. As a result, if or when we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset such taxable income may be subject to limitations, which could adversely affect our future cash flows.
Risks Related to the Regulation of our Business and Products
We and our third-party contract manufacturers and suppliers are subject to extensive governmental regulation and may be subject to enforcement if we are not in compliance with applicable requirements.
We and our third-party contract manufacturers and suppliers are subject to a broad range of federal, state and local laws and regulations governing, among other things, the testing, development, manufacture, distribution, marketing and post-market reporting of animal foods. These include laws administered by the FDA, the FTC, the USDA, and other federal, state and local regulatory authorities. Because we market food, supplements and other products that are regulated as food and cosmetic care products for animals, we and the companies that manufacture our products are subject to the requirements of the FDCA and regulations promulgated thereunder by the FDA. The statute and regulations govern, among other things, the manufacturing, composition, ingredients, packaging, labeling and safety of food for animals. The FDA requires that facilities that manufacture animal food products comply with a range of requirements. If our third-party contract manufacturers cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements of the FDA and applicable state and local laws, they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, could result in their inability to continue manufacturing for us or could result in a recall of our products that have already been distributed. If the FDA or other regulatory authority determines that we or they have not complied with the applicable regulatory requirements, our business, financial condition and results of operations may be materially adversely impacted. If we do not comply with labeling requirements, including making unlawful claims about our products, we could be subject to public warning letters and possible further enforcement. Failure by us or our third-party contract manufacturers and suppliers to comply with applicable laws and regulations or to obtain and maintain necessary permits, licenses and registrations relating to our or our partners’ operations could subject us to administrative and civil penalties, including fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of our products, or refusals to permit the import or export of products, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material effect on our operating results and business. See “Business—Government Regulation.”

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
The manufacture and marketing of animal food products is highly regulated, and we and our third-party contract manufacturers and suppliers are subject to a variety of federal and state laws and regulations applicable to pet food and treats. These laws and regulations apply to many aspects of our business, including the manufacture, packaging, labeling, distribution, advertising, sale, quality and safety of our products. We could incur costs, including fines, penalties, and third-party claims, in the event of any violations of, or liabilities under, such requirements, including any competitor or consumer challenges relating to compliance with such requirements. For example, in connection with the marketing and advertisement of our products, we could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and state consumer protection statutes. The regulatory environment in which we operate could change significantly and adversely in the future. The laws and regulations that apply to our products and business may change in the future and we may incur (directly or indirectly) material costs to comply with current or future laws and regulations or any required product recalls. New or revised government laws and regulations could significantly limit our ability to run our business as it is currently conducted, result in additional compliance costs and, in the event of noncompliance, lead to administrative or civil remedies, including fines, injunctions, withdrawals, recalls or seizures and confiscations, as well as potential criminal sanctions. Any such changes or actions by the FDA or other regulatory agencies could have a material adverse effect on our third-party manufacturers, our suppliers or our business, financial condition and results of operations.
Risks Related to an Investment in Our Common Stock
There is currently a limited public market for our common stock, a trading market for our common stock may never develop, and our common stock prices may be volatile and could decline substantially.
Although our common stock is quoted on OTCQX tier of OTC Markets Group Inc., an over-the-counter quotation system, under the symbol “BTTR,” there has been no material public market for our common stock. In these marketplaces, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our common stock, and may find few buyers to purchase their stock and few market makers to support its price. As a result of these and other factors, investors may be unable to resell shares of our common stock at or above the price for which they purchased them, at or near quoted bid prices, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future, and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration.
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
We are quoted on the OTCQX marketplace and are not subject to the rules of a national securities exchange, such as the New York Stock Exchange or the Nasdaq Stock Market. National securities exchanges generally require more rigorous measures relating to corporate governance designed to enhance the integrity of corporate management. The requirements of the OTCQX afford our stockholders fewer corporate governance protections than those of a national securities exchange. Until we comply with such greater corporate governance measures, regardless of whether such compliance is required, our stockholders will have fewer protections such as those related to director independence, stockholder approval rights and governance measures designed to provide board oversight of management.
The “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.
The SEC has adopted Rule 3a51-1, which establishes the definition of a “penny stock” as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. As of the date of this report, our common stock is deemed to be a penny stock. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires that a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.
We may have material liabilities that have not been discovered since the closing of the acquisitions.
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
Our common stock prices may be volatile.
The market price of our common stock may be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates and market conditions in general could have a significant impact on the future market price of our common stock.
The public price of our common stock following the date of this report also could be subject to wide fluctuations in response to the risk factors described in this report and others beyond our control, including: the number of shares of our common stock publicly owned and available for trading; actual or anticipated quarterly variations in our results of operations or those of our competitors; our actual or anticipated operating performance and the operating performance of similar companies in our industry; our announcements or our competitors’ announcements regarding, significant contracts, acquisitions, or strategic investments; general economic conditions and their impact on the pet food markets; the overall performance of the equity markets; threatened or actual litigation; changes in laws or regulations relating to our industry; any major change in our board of directors or management; publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts; and sales or expected sales of shares of our common stock by us, and our officers, directors, and significant stockholders.
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
We cannot be certain if the reduced disclosure requirements resulting from our “smaller reporting company,” status will make our common stock less attractive to investors.
We are a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. As a smaller reporting company we are eligible for exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to:

•Reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements;
•Not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002; and
•Reduced disclosure obligations for our annual and quarterly reports, proxy statements and registration statements.
We do not expect to pay any cash dividends to the holders of the common stock in the foreseeable future and the availability and timing of future cash dividends, if any, is uncertain.
We expect to use cash flow from future operations to repay debt and support the growth of our business and do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. Our Wintrust Credit Facility, subordinated convertible notes, term loan and revolving line of credit place certain restrictions on the ability of us and our subsidiaries to pay cash dividends. We may amend our current credit facilities or enter into new debt arrangements that also prohibit or restrict our ability to pay cash dividends on our common stock.
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
We may in the future issue our previously authorized and unissued securities. We are authorized to issue 200,000,000 shares of common stock and 4,000,000 shares of preferred stock with such designations, preferences and rights as determined by our board of directors. The potential issuance of such additional shares of common stock will result in the dilution of the ownership interests of the holders of our common stock and may create downward pressure on the trading price, if any, of our common stock. The registration rights of certain of our stockholders and the sales of substantial amounts of our common stock following the effectiveness of the registration statement of which this report is a part or other effective registration statements of the Company, or the perception that these sales may occur, could cause the market price of our common stock to decline and impair our ability to raise capital. These shares also may be sold pursuant to Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. We also may grant additional registration rights in connection with any future issuance of our capital stock.
For information regarding our outstanding stockholders’ equity and potentially dilutive securities, refer to "Note 10 - Debt", "Note 13 - Redeemable convertible preferred stock", "Note 14 - Stockholders’ deficit" and "Note 15 - Share-based compensation" in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this report, which is incorporated into this Item 1A by reference.
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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC, impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly, particularly after we are no longer a smaller reporting company. We expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

To achieve compliance with Section 404 within the prescribed period, we will be engaged in a costly and challenging process to document and evaluate our internal control over financial reporting. In this regard, we will need to continue to dedicate internal resources and potentially engage outside consultants or hire an internal audit resource to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. Moreover, if we are not able to comply with the requirements or regulations as a public reporting company in any regard, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
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
See “Description of Capital Stock—Anti-Takeover Effects of Provisions of Our Certificate of Incorporation, Our Bylaws and Delaware Law.” These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.
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
Our certificate of incorporation provides that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the Delaware General Corporation Law, our certificate of incorporation and our indemnification agreements that we have entered into with our directors and officers provide that:

•We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe such person’s conduct was unlawful.
•We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.
•We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.
•We will not be obligated pursuant to the indemnification agreements entered into with our directors and executive officers to indemnify a person with respect to proceedings initiated by that person, except with respect to proceedings to enforce an indemnitees right to indemnification or advancement of expenses, proceedings authorized by our board of directors and if offered by us in our sole discretion.
•The rights conferred in our certificate of incorporation are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.
•We may not retroactively amend our certificate of incorporation or indemnification agreement provisions to reduce our indemnification obligations to directors, officers, employees and agents.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our principal place of business is located at 12400 Race Track Road, Tampa, FL 33626, which consists of approximately 5,000 square feet of office space which we lease. Our lease for this location is scheduled to expire on January 31, 2023. We have a lease at 4025 Tampa Road, Oldsmar, FL 34677, which consists of approximately 9,200 square feet and formerly housed our customer care center. Our lease for this location is scheduled to expire on October 31, 2022.
We do not own any properties or land.
We believe our facilities are adequate and suitable for our current needs and that suitable additional or alternative space will be available if the need arises in the future.
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we are subject to litigation and other proceedings that arise in the ordinary course of our business. Subject to the inherent uncertainties of litigation and although no assurances are possible, we believe that there are no pending lawsuits or claims that, individually or in the aggregate, will have a material adverse effect on our business, financial condition or our yearly results of operations.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the OTC Market Group Inc.'s OTCQX market under the symbol “BTTR” after being upgraded from the OTCQB on December 28, 2020 where it had been trading since June 2010. The following table sets forth, for the periods indicated and as reported on the OTC Markets, the high and low bid prices for our common stock. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions:

	High	Low
2019
First Quarter (1)	$13.26	$1.33
Second Quarter (1)	$9.15	$3.40
Third Quarter (1)	$6.46	$3.12
Fourth Quarter (1)	$4.35	$1.31
2020
First Quarter (1)	$2.70	$0.50
Second Quarter (1)	$2.00	$0.60
Third Quarter (1)	$2.00	$0.24
Fourth Quarter (2)	$1.28	$0.45
(1) The high and low bid prices for this quarter were reported by the OTCQB marketplace.
(2) The high and low bid prices for this quarter were reported by the OTCQB & OTCQX marketplaces.
Holders of Common Stock
As of March 26, 2021, we had 65,907,126 shares of our common stock issued and outstanding. As of March 26, 2021, there were 174 record holders of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We do not currently anticipate declaring or paying cash dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings, if any, to finance the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations and financial condition, capital requirements, business prospects, statutory and contractual restrictions on our ability to pay cash dividends, including restrictions contained in the credit agreements governing our Facilities Agreement, and other factors our board of directors may deem relevant. Accordingly, you may need to sell your shares of our common stock to realize a return on your investment, and you may not be able to sell your shares at or above the price you paid for them. Our Series F Preferred Stock ranks on parity with our common stock with respect to dividend rights.
Securities Authorized for Issuance under Equity Compensation Plans
Information about our equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10‑K.
Recent Sales of Unregistered Securities
Since January 1, 2016, the registrant made the following issuances of its unregistered securities as described below. All share amounts have been retroactively adjusted to give effect to the reverse stock split of 26-for-1 of the registrant’s common stock effected on March 15, 2019.
(1) On May 11, 2016, the registrant issued 200,000 shares of common stock, valued at $360,000 as commitment shares to convertible note holders of the registrant. These shares were issued at fair value based on the market price at issuance of $1.80 per share.
(2) On May 11, 2016, the registrant issued senior secured convertible promissory notes to an investor in the principal amount of $440,000 with an original issue discount of 3.5% (the “3.5% OID Convertible Notes”).

(3) On December 28, 2016, the registrant issued an investor of the registrant 35,000 shares of common stock as partial consideration for entering into a forbearance agreement with respect to debt held by such investor.
(4) In January 2017 and February 2017, the registrant entered into restructuring agreements with holders of its 3.5% OID Convertible Notes. Pursuant to these agreements, the registrant agreed to issue new notes (the “January and February 2017 Convertible Notes”) for the amounts due under the 3.5% OID Convertible Notes; penalties, fees, and accrued interest in the aggregate amount of $212,702 would be added to the principal amount due under the January and February 2017 Convertible Notes; 35,000 shares of common stock were issued as a commitment fee.
(5) On May 2, 2017, the registrant issued 208,333 shares of common stock, for the conversion of $15,000 of principal and $10,000 of accrued interest of convertible notes payable.
(6) On June 2, 2017, the registrant issued 208,333 shares of common stock as consideration for the conversion of $25,000 of principal of convertible notes.
(7) On November 17, 2017, the registrant issued a senior secured convertible note to an investor in the principal amount of $250,000 with an original issue discount of 3.5% and received gross proceeds of $241,250.
(8) On January 29, 2018, the registrant issued 998,540 shares of common stock in exchange for the conversion of $28,148 of principal and $1,808 of accrued interest of convertible notes payable.
(9) On February 15, 2018, the registrant issued (i) senior secured convertible promissory notes to an investor in the amount of $250,000 with an original issue discount of 3.5% and (ii) 500,000 five-year warrants to purchase the registrant’s common stock, exercisable at $0.01 per share, and received gross proceeds of $241,250.
(10) On March 14, 2018, a subsidiary of the registrant issued (i) a 10% original issue discount senior secured convertible note in the principal amount of $5,500,000 and (ii) 25,000,000 five-year warrants to purchase the registrant’s common stock, exercisable at $0.01 per share, and received $5,000,000 of bitcoin valued as of such date.
(11) On March 19, 2018, the registrant issued (i) a senior secured convertible note to an investor in the principal amount of $777,202 with an original issue discount of 3.5% and (ii) 1,554,405 five-year warrants to purchase the registrant’s common stock, exercisable at $0.01 per share, and received gross proceeds of $750,000.
(12) On October 22, 2018, the registrant issued 2,846,356 shares of Series E Convertible Preferred Stock to existing holders of the registrant’s securities in exchange for the cancellation of all outstanding secured promissory notes, 803,969.73 shares of Series B Convertible Preferred Stock and 12,054,405 of the registrant’s outstanding warrants. The shares of Series E Convertible Preferred Stock were issued and sold in reliance upon the exemption from registration contained in Section 3(a)(9) of the Securities Act.
(13) On December 12, 2018, the registrant issued 1,425,641 units to new investors, with each unit consisting of (i) one share of our common stock and (ii) a warrant to purchase one half of a share of common stock. The units were offered at a fixed price of $1.95 per unit for gross proceeds of approximately $2.7 million.
(14) On December 21, 2018, the registrant issued certain directors and employees stock options to purchase 38,462 shares of the registrant’s common stock. The stock options have an exercise price of $6.76 per share.
(15) In connection with the acquisition of Bona Vida, Inc., on May 6, 2019, the registrant issued an aggregate of 18,003,273 shares of common stock to new investors and certain of our directors and executive officers in exchange for all outstanding shares of common stock of Bona Vida, Inc.
(16) In connection with the acquisition of TruPet LLC, on May 6, 2019, the registrant issued an aggregate of 15,027,533 shares of common stock to new investors and certain of our directors and executive officers in exchange for all remaining outstanding membership interests of TruPet LLC.
(17) On May 6, 2019, the registrant issued an aggregate of 5,744,991 shares of common stock and 5,744,991 warrants at an offering price of $3.00 per share to new investors and certain of our directors. The warrants have an exercise price of $4.25 per share.
(18) On May 6, 2019, the registrant issued certain directors and employees stock options to purchase 5,520,000 shares of the registrant’s common stock. The stock options have an exercise price of $5.00 per share.
(19) On August 28, 2019, the registrant issued an aggregate of 1,000,000 shares of common stock at a price per share of $5.00 to an affiliate of iHeartMedia + Entertainment, Inc. (“iHeart”) as consideration for iHeart’s provision of advertising inventory with an aggregate value of $5.0 million.

(20) On September 17, 2019, the registrant issued Bruce Linton (i) 2,500,000 share purchase warrants, with each warrant entitling Mr. Linton to acquire one share of common stock at a price of $0.10 per share and (ii) an additional 1,500,000 share purchase warrants entitling Mr. Linton to acquire one share of common stock at a price of $10.00 per share as consideration for Mr. Linton’s services as a special advisor to our Chief Executive Officer, other senior executives and our board of directors.
(21)On November 11, 2019, the registrant issued subordinated convertible notes and warrants to one of our directors and an investor in an aggregate principal amount of $2,750,000.
(22) On December 19, 2019, the registrant issued a total of 2,134,390 shares of common stock, 937,500 warrants and an aggregate amount of $15,000,000 of convertible subordinated notes as consideration to the former stockholders of Halo as part of the Halo Acquisition.
(23) On December 19, 2019, the registrant issued a total of 6,500,000 warrants to certain of our directors as consideration for the shareholder guaranty in connection with the Halo Acquisition.
(25) On January 2, 2020, the registrant issued 308,642 shares of common stock to an investor for net proceeds of $0.5 million, net of issuance costs of less than $0.1 million.
(26) On January 13, 2020 and January 20, 2020, respectively, the registrant issued 72,720 shares of common stock and 61,224 common stock warrants to a third party in connection with a contract termination.
(27) On March 3, 2020, the registrant issued 450,000 shares of restricted common stock to three non-employee directors in return for services provided in their capacity as directors.
(28) On March 5, 2020, the registrant issued 125,000 shares of common stock to an affiliate of iHeartMedia Entertainment, Inc. (“iHeart”) for future advertising to be incurred through August 2021 .
(29) On March 17, 2020, the registrant issued an additional 1,003,232 warrants to holders of warrants acquired on May 6, 2019 due to dilutive impact of subsequent issuances.
(30) On March 30, 2020, the registrant issued 5,956 restricted shares of common stock to an officer of the Company.
(31) On June 24, 2020, the registrant issued an aggregate principal amount of $1.5 million subordinated convertible promissory notes and 1,000,000 warrants to one of our directors and one of our shareholders. The subordinated convertible promissory notes are convertible at a conversion price of $0.75 per share and the warrants have an exercise price of $1.25 per share.
(32) On June 24, 2020, the registrant issued 1,000,000 warrants to two of our directors. The warrants have an exercise price of $1.25 per share.
(33) On July 20, 2020, the registrant issued a total of 300,000 common stock purchase warrants to certain of our directors as consideration for the shareholder guaranty in connection with the Citizens ABL Agreement. The warrants are exercisable at a price equal to $1.05 per share.
(34) On July 20, 2020, the registrant issued a total of 200,000 common stock purchase warrants to certain of our directors. The warrants are exercisable at a price equal to $1.05 per share.
(35) On October 1, 2020, October 12, 2020 and October 23, 2020, the registrant issued (i) 17,763.550 shares, 1,106.015 shares and 2,832 shares, respectively, of Series F Preferred Stock and (ii) 35,527,100 warrants, 2,212,030 warrants, 5,664,000 warrants, respectively, to acquire shares of registrant’s common stock. The Series F Preferred Stock and related warrants were issued as units, with each (i) share of Series F Preferred Stock having a Stated Value of $1,000 and is convertible into shares of registrant’s common stock at a price of $.50 per share and (ii) related warrant being exercisable to acquire such number of shares of common stock as the related share of Series F Preferred Stock is convertible into with an exercise price of $.75 per share of common stock.
(36) On October 23, 2020, the registrant issued (i) a total of 100 shares of Series F Preferred Stock and (ii) 200,000 warrants to acquire shares of registrant’s common stock, each in connection with a marketing agreement. The Series F Preferred Stock and related warrants were issued as units, with each (i) share of Series F Preferred Stock having a Stated Value of $1,000 and is convertible into shares of registrant’s common stock at a price of $.50 per share and (ii) related warrant being exercisable to acquire such number of shares of common stock as the related share of Series F Preferred Stock is convertible into with an exercise price of $.75 per share of common stock.
(37) On November 30, 2020, the registrant issued (i) 400,000 warrants to acquire shares of the registrants common stock to a third-party as consideration for services.

(38) On January 22, 2021, the registrant issued (i) a total of 2,488,400 shares of common stock and (ii) 2,488,400 shares of common stock purchase warrants to acquire shares of registrant’s common stock. The common stock and related warrants were issued as units, with each (i) share of common stock having a par value of $.001 and (ii) related warrant being exercisable to acquire the same number of shares common stock issued, at an exercise price of $1.45 per share of common stock. The Company received a $1.0 million commitment for the purchase of 800,000 common shares and 800,000 common stock purchase warrants that will be executed upon the declaration of effectiveness of this registration statement.
(39) On February 1, 2021, the registrant issued (i) 97,222 shares of common stock in connection with a separation agreement between Mr. Santarsiero and the Company.
(40) On February 2, 2021, the registrant issued (i) 30,000 shares of common stock to a third-party as consideration for services.
Unless otherwise stated above, the issuances of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act, or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were placed upon the stock certificates issued in these transactions.
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
Overview and Outlook
Better Choice is a growing animal health and wellness company ready to lead the global industry shift toward pet products and services that help dogs and cats live healthier, happier and longer lives. Our mission is to become the most innovative premium pet food company in the world, and we are motivated by our commitment to making products with integrity and treating pets and their parents with respect. We position our portfolio of brands to benefit from the trends of growing pet humanization and an increased consumer focus on health and wellness, and have adopted a laser focused approach to growth that is driven by new product innovation. Our executive team has a proven history of success in both pet and consumer-packaged goods, and has over 50 years of combined experience in the pet industry and over 100 years of combined experience in the consumer-packaged goods industry.
Better Choice’s best-in-class product offering is sold today under the Halo and TruDog brands and has enabled the Company to penetrate multiple channels of trade, which we believe enables us to deliver on core consumer needs and respond to changing channel dynamics that have only accelerated as a result of the COVID-19 pandemic. We group these channels of trade into four distinct categories: E-Commerce, which includes the sale of product to online retailers such as Amazon and Chewy; Brick & Mortar, which includes the sale of product to pet specialty chains such as Petco, PetSmart, select grocery chains and neighborhood pet stores; Direct to Consumer (“DTC”) which includes the sale of product through our online web platform; and International, which includes the sale of product to foreign distribution partners and to select international retailers. We believe our omni-channel approach is a significant competitive advantage, as it allows us to design and sell products purpose-built for success in specific channels while maintaining our ability to leverage marketing and sales resources cross-channel.
Although the COVID-19 pandemic has dramatically changed the U.S. retail landscape, the pet industry has proven to be resilient, with Packaged Facts recently increasing their projected 2021 growth rate for U.S. retail sales of pet food and supplies from 5.3% to 7.6%. While the industry-wide E-Commerce sales have retreated somewhat following the March 2020 pantry stocking, the sale of pet food and supplies online has increased 35% year-over-year according to Packaged Facts, with subscription sales nearly equal to the March 2020 peak. We anticipate our ability reach a growing base of diverse customers online will only increase as approximately 59% of Better Choice’s sales in 2020 were made via our DTC and E-Commerce channels. Conversely, we believe that our long-established relationships with key Brick & Mortar customers will enable us to jointly launch new products in the future that are designed for in-store success.

In addition to our domestic sales channels, the Halo brand’s international sales grew in 2020, driven primarily by Halo’s ability to secure Product Import Registrations for 15 Dog and Cat Food Diets from the Ministry of Agriculture and Rural Affairs of China (“MOA”) in June 2020. We believe that our growth in Asia is fueled by increasing levels of economic financial status and demand for premium, western manufactured products, with China representing the largest market opportunity for growth and 48% of Better Choice’s international sales in 2020. According to Euromonitor, the Chinese market for premium dry dog and cat food is anticipated to grow at a 20% CAGR and 28% CAGR, respectively, from 2015 through 2025. This growth rate is driven by dramatic increases in pet ownership, which has seen the number of dog-owning Chinese households increase from 12% in 2015 to 20% in 2020. On a relative basis, 67% of U.S. households owned a pet in 2020 according to the American Pet Products Association, suggesting that the Chinese pet market has significant room to grow in the foreseeable future.
New product innovation represents the cornerstone of our growth plan, and our established supply and distribution infrastructure allows us to develop, manufacture and bring new products to market in generally under nine months. Our flexible and scalable outsourced manufacturing model also promotes innovation, as we offer a wide variety of dog and cat food products under the Halo and TruDog brands that serve many different consumer needs. Founded in 1986, the Halo brand consists of a diversified, premium natural dog and cat portfolio, with products derived from real whole meat, no rendered meat meal and non-genetically modified (non-"GMO") fruits and vegetables, unlike many other kibble and canned products currently in the marketplace. In addition to its dry kibble and canned wet food offering, Halo also has a successful line of freeze-dried treats for dogs and cats and a growing line of award-winning vegan products for dogs. Founded in 2013, the TruDog brand offers ultra-premium, freeze-dried raw dog food, toppers, treats and supplements sold predominantly on its DTC website. Freeze-dried raw dog food is one of the fastest growing sub-category of premium pet food, with Packaged Facts reporting 39% YoY growth in the sub-category in 2019. We strongly believe that both brands are well positioned to take advantage of pet parents’ increasing desire to feed only the highest quality ingredients to their pets, and that there will continue to be innovative opportunities for brand consolidation over time.
Our marketing strategies are designed to clearly communicate to consumers about the benefits of our products and to build awareness of our brands. We deploy a broad set of marketing tools across various forms of media to reach consumers through multiple touch points and engage with a number of marketing agencies to develop content and product packaging. Our marketing initiatives include the use of social and digital marketing, Search Engine Optimization, email and SMS marketing, and paid media (Facebook, Instagram & YouTube), among other proven strategies to generate and convert sales prospects into loyal, satisfied customers. In addition to directly targeting and educating consumers of our products, we partner with a number of retailers such as Amazon, Chewy and Petco to develop joint sales and marketing initiatives to increase sales and acquire new customers.
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
On December 19, 2019, the Company acquired 100% of the issued and outstanding capital stock of Halo, Purely for Pets, Inc., in exchange for a combination of cash consideration, shares of our common stock, and convertible subordinated notes and accompanying stock purchase warrants. Unless otherwise stated or the context otherwise requires, the historical business information described in this report prior to consummation of the May Acquisitions is that of TruPet and, following consummation of the May Acquisitions through December 19, 2019, reflects business information of the Company, TruPet, and Bona Vida. From December 19, 2019 onward, the results of operations reflects business information of the Company and Halo as a combined business. See "Note 2 - Acquisitions" to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.
Although Bona Vida remains a wholly owned subsidiary of the Better Choice Company, as of December 31, 2020 Better Choice does not currently sell or market any CBD products, does not currently own any CBD related inventory or raw materials and does not currently have plans to re-enter the CBD market at this time.
The impact that COVID-19 will have on our consolidated results of operations is uncertain. Although we have not observed a material reduction in sales as of December 2020 as a result of the COVID-19 pandemic, we will continue to evaluate the nature and extent of COVID-19’s impact to our business, consolidated results of operations, financial condition, and liquidity, and our results presented herein are not necessarily indicative of the results to be expected for future periods in 2021 or the full fiscal year. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sourcing, manufacturing and distribution of its products or to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Fiscal Year End
On May 21, 2019, our board of directors approved a change in fiscal year end from August 31 to December 31 to align with the TruPet fiscal year end. The fiscal year change became effective with our 2019 fiscal year, which began January 1, 2019 and ended December 31, 2019. Following its acquisition by us, Halo has adopted the same fiscal year end.
Results of Operations for the Years Ended December 31, 2020 and 2019
The following table sets forth our consolidated results for the periods presented (in thousands):

	Years Ended December 31,		Change
	2020	2019	$	%
Net sales	$42,590	$15,577	$27,013	173%
Cost of goods sold	26,491	9,717	16,774	173%
Gross profit	16,099	5,860	10,239	175%
Operating expenses:
General and administrative	25,966	19,782	6,184	31%
Share-based compensation	8,940	10,280	(1,340)	(13)%
Sales and marketing	7,892	10,138	(2,246)	(22)%
Customer service and warehousing	623	1,097	(474)	(43)%
Impairment of intangible asset	—	889	(889)	(100)%
Total operating expenses	43,421	42,186	1,235	3%
Loss from operations	$(27,322)	$(36,326)	$9,004	(25)%
Net Sales
We sell our products through online retailers, pet specialty retailers, our online portal directly to our consumers and internationally through domestic distributors. During 2019, our net sales were primarily driven by our distribution of TruPet products through our DTC channel. However, with the acquisition of Halo, our sales became more diversified through the E-commerce, Brick & Mortar and International channels.
For many customers, sales transactions are single performance obligations that are recorded at the time the product is shipped from our distribution centers, when control transfers. We record a revenue reserve based on past return rates to account for customer returns. DTC net sales include revenue derived from the sale of our products and related shipping fees offset by promotional discounts, refunds and loyalty points earned. We offer a variety of promotions and incentives to our customers including daily discounts, multi-bag purchase discounts and coupon codes for initial purchases. For our DTC loyalty program, a portion of revenue is deferred at the time of the sale as points are earned based on the relative stand-alone selling price, and not recognized until the redemption of the loyalty points, which do not expire. We have applied a redemption rate based on historical experience.
Information about the Company’s revenue channels is as follows (in thousands):

	Twelve Months Ended December 31,
	2020		2019
E-commerce	$14,218	34%	$1,952	13%
Brick & Mortar	8,982	21%	194	1%
DTC	10,778	25%	13,392	86%
International	8,612	20%	39	—%
Net Sales	$42,590	100%	$15,577	100%
Net sales increased $27.0 million, or 173%, to $42.6 million for the year ended December 31, 2020 compared to $15.6 million for the year ended December 31, 2019. Net sales include an increase of $29.6 million from Halo for the year ended December 31, 2020 compared to December 31, 2019 following the closing of the Halo acquisition in December 2019 and an increase of $0.2 million in net sales for the year ended December 31, 2020 related to Bona Vida as compared to the comparable prior period. This was partially offset by a $2.8 million decrease for the year ended December 31, 2020 in net sales related to TruPet as compared to the comparable prior period.
Key factors that affect our future sales growth include new product innovation and expansion in each of the sales channels.

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
Cost of goods sold consists primarily of the cost of product obtained from third-party contract manufacturing plants, packaging materials, inventory freight for shipping product from third-party contract manufacturing plants to our warehouse and third-party fulfillment and royalties. We review inventory on hand periodically to identify damages, slow moving inventory, and/or aged inventory. Based on the analysis, we record inventories at the lower of cost or net realizable value, with any reduction in value expensed as cost of goods sold.
We calculate gross profit as net sales, including any shipping revenue collected from our customers, less cost of goods sold. Our gross profit has been and will continue to be affected by a variety of factors, primarily product sales mix, volumes sold, discounts offered to newly acquired and recurring customers, the cost of our manufactured products, and the cost of freight from the manufacturer to the warehouse.
Cost of goods sold increased $16.8 million, or 173%, to $26.5 million for the year ended December 31, 2020 compared to $9.7 million for the year ended December 31, 2019. As a percentage of revenue, cost of goods sold remained consistent at 62% for the years ended December 31, 2020 and 2019. Cost of goods sold includes an additional $19.9 million of Halo product costs for the year ended December 31, 2020 following the closing of the Halo Acquisition in December 2019. In addition, cost of goods sold during the year ended December 31, 2020 included $0.9 million of non-cash expense related to the amortization of a purchase accounting adjustment to inventory recorded in connection with the Halo Acquisition. These increases were partially offset by a comparable decrease in cost of goods sold related to lower TruPet sales.
During the year ended December 31, 2020, gross profit increased $10.2 million, or 175%, to $16.1 million compared to $5.9 million during the year ended December 31, 2019. Gross profit margin remained consistent at 38% for the years ended December 31, 2020 and 2019. Gross profit includes an additional $9.7 million from Halo for the year ended December 31, 2020 following the closing of the Halo Acquisition in December 2019. The Halo line of products for the current period carried a gross profit margin of 32% compared to TruPet’s gross margin of 53%. TruPet products have higher margins as compared to the Halo product line as Halo’s food and pet food topper products have higher costs than the TruPet products. During the year ended December 31, 2020, Halo incurred storage and fulfillment center costs of $0.7 million compared to $0.1 million for TruPet due to the outsourcing of the TruPet warehouse operations in November 2020. During 2020, Halo also incurred an inventory reserve of $0.2 million and product obsolescence costs of $0.2 million.
Operating Expenses
General and administrative expenses include management and office personnel compensation and bonuses, warrant expense, information technology related costs, rent, travel, professional service fees, costs related to merchant credit card fees, insurance, product development costs, shipping DTC orders and general corporate expenses. During the year ended December 31, 2020, General and administrative expenses increased $6.2 million, or 31% to $26.0 million compared to $19.8 million in the year ended December 31, 2019. The increase includes additional expenses of $4.8 million during the year ended December 31, 2020 following the closing of the Halo Acquisition, including non-cash amortization of $1.5 million related to the trade name and customer relationship intangible assets acquired, additional salaries and wages and related costs of $2.2 million, as well as other costs such as professional and consulting fees, charitable contributions, and other miscellaneous costs. The remaining increase was primarily driven by higher warrant expense of $7.2 million and higher salaries and wages and related costs of $0.4 million as we continued building the infrastructure to support our status as a public company and the expansion of our corporate staff. These increases were partially offset by a decrease of $4.0 million as compared to the prior year period driven by reductions in TruPet compensation costs, professional fees, and outbound shipping costs and a decrease in consulting and other professional fees of $2.1 million mainly driven by a favorable legal settlement during the fourth quarter of 2020.

Share-based compensation includes expenses related to stock options and warrants issued to employees and non-employee directors. During the year ended December 31, 2020, Share-based compensation decreased $1.3 million, or 13%, to $8.9 million, as compared to share-based compensation of $10.3 million during the year ended December 31, 2019. The decrease in equity-based compensation is primarily driven by terminations during 2020 and the acceleration of vesting of option awards in connection with the May Acquisitions in the prior year period, partially offset by $1.0 million related to a catch up of unrecognized stock-based compensation expense, $1.0 million of add-on warrant expense issued to two non-employee directors, and $0.5 million related to restricted shares issued to three non-employee directors during 2020.
Sales and marketing expenses include costs related to compensation for sales personnel, other costs related to the selling platform, as well as marketing, including paid media and content creation expenses. Marketing expenses consist primarily of Facebook, Amazon and other media ads, and other advertising and marketing costs, all geared towards acquiring new customers and building brand awareness. During the year ended December 31, 2020, Sales and marketing expenses, including paid media, decreased approximately $2.2 million or 22%, to $7.9 million from $10.1 million during the year ended December 31, 2019. Marketing expenses include additional expenses of $3.6 million related to Halo products during the year ended December 31, 2020 following the closing of the Halo Acquisition and $0.4 million incurred by Bona Vida related to the write-off of a prepaid expense associated with a marketing contract that was terminated during 2020. This was partially offset by a decrease sales and marketing expenses related to TruPet products from $9.9 million for the year ended December 31, 2019 to $3.6 million for the year ended December 31, 2020.
Customer service and warehousing costs include the cost of our customer service department, including our in-house call center, and costs associated with warehouse operations. During the year ended December 31, 2020, Customer service and warehousing decreased $0.5 million, or 43%, to $0.6 million, as compared to $1.1 million during the year ended December 31, 2019 due to a reduction in staff and related operating costs, as well as the full outsourcing of TruPet warehouse operations in November 2020.
Impairment of intangible asset consists of amortization expense recognized for impairment of a license intangible in connection with a contract termination. During the year ended December 31, 2019, we recognized an impairment loss of $0.9 million related to the Elvis Presley Houndog license agreement which was terminated on January 13, 2020. We did not record any impairment losses during the year ended December 31, 2020.
Interest Expense, Net
During the year ended December 31, 2020, interest expense increased $8.6 million, or 1,280% to $9.2 million from $0.7 million for the fiscal year ended December 31, 2019. Interest expense is comprised of interest on our term loan, revolving credit facility, PPP loans, payable in kind interest on our senior subordinated convertible notes, and the amortization of debt issuance costs and accretion of debt discounts. See "Note 10 - Debt" to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information regarding our outstanding debt.
Change in Fair Value of Warrant Liability
Common stock warrants classified as liabilities are revalued at each balance sheet date subsequent to the initial issuance and changes in the fair value are reflected in the consolidated statement of operations as change in fair value of warrant liability. The change in fair value for the year ended December 31, 2020 relates to the increase in the fair value of common stock warrants issued in connection with the Series F Private Placement between the date of issuance and December 31, 2020.
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
During the fiscal years ended December 31, 2020 and December 31, 2019, we did not record income tax expense due to the continued losses incurred by the Company. The effective tax rate subsequent to the acquisitions is 0%, which differs from the U.S. Federal statutory rate of 21% as our reported losses are offset by a valuation allowance due to uncertainty as to the realization of those losses.
Liquidity and Capital Resources
Since our founding, we have financed our operations primarily through sales of member units while a limited liability company, and since becoming a corporation, through the sales of shares of our common stock, warrants, preferred stock, and loans. On December 31, 2020 and December 31, 2019, we had cash and cash equivalents and restricted cash of $4.0 million and $2.5 million, respectively.

We are subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of its products, the successful protection of its proprietary technologies, ability to grow into new markets, and compliance with government regulations. As of December 2020, we have not experienced a significant adverse impact to our business, financial condition or cash flows resulting from the COVID-19 pandemic. However, uncertainties regarding the continued economic impact of COVID-19 are likely to result in sustained market turmoil, which could negatively impact our business, financial condition, and cash flows in the future.
We have historically incurred losses and have an accumulated deficit. We expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. We have implemented and continue to implement plans to achieve cost savings and other strategic objectives to address these conditions. We have achieved cost savings from the consolidation of our third-party logistics operations and reduction of overhead costs and we expect to achieve further cost savings from the consolidation of third-party manufacturers and optimization of shipping costs. The business is focused on growing the most profitable channels while reducing investments in areas that are expected to have lower long-term benefits.
If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. If we are unable to raise the necessary funds when needed or achieve planned cost savings, or other strategic objectives are not achieved, we may not be able to continue our operations, or we could be required to modify our operations that could slow future growth. The accompanying audited consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and payments of liabilities in the ordinary course of business. Accordingly, the audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should we be unable to continue as a going concern.
A summary of our cash flows is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash flows (used in) provided by:
Operating activities	$(7,505)	$(20,969)
Investing activities	(151)	(20,207)
Financing activities	9,111	39,764
Net increase (decrease) in cash and cash equivalents	$1,455	$(1,412)
Cash flows from Operating Activities
Cash used in operating activities decreased $13.5 million, or 64%, during the year ended December 31, 2020 compared to the year ended December 31, 2019. Net loss from operations adjusted for non-cash expenses was $7.7 million for the year ended December 31, 2020 compared to $22.2 million for the comparable prior year period. The improvement was driven by an increase in revenue from the Halo acquisition and a reduction in sales and marketing and customer service and warehousing expenses. While general and administrative increased $6.2 million for the year ended December 31, 2020 compared to the comparable prior year period, a majority of the increase was related to non-cash expenses. As a percentage of revenue, cash expenses from general and administrative activity decreased year over year, reflecting continued optimization and leverage of operating costs as a combined company.
Cash flows from Investing Activities
Cash used in investing activities decreased to $0.2 million during the year ended December 31, 2020 from $20.2 million during the year ended December 31, 2019. The cash used in investing activities for the year ended December 31, 2020 is related to the purchase of property and equipment. The cash used in investing activities for the year ended December 31, 2019 is related to the Halo Acquisition.

Cash flows from Financing Activities
Cash provided by financing activities decreased by $30.7 million, to $9.1 million, during the year ended December 31, 2020 from $39.8 million during the year ended December 31, 2019. The cash provided by financing activities for the year ended December 31, 2020 was related to proceeds of $18.1 million associated with the Series F Private Placement, proceeds of $1.5 million from the June 2020 Notes, proceeds from warrant exercises of $1.0 million, proceeds from the PPP loans of $0.9 million and net proceeds from the revolving line of credit of $0.3 million, partially offset by a $12.5 million pay down on the term loan and debt issuance costs of $0.1 million. Net cash provided by financing activities during the year ended December 31, 2019 was related to proceeds from short term loan of $20.5 million, net proceeds from shares issued pursuant to private placement of $15.8 million, net proceeds from the exercise of warrants of $4.0 million, proceeds from November 2019 notes of $2.8 million, proceeds from an investor prepayment of $0.5 million and net proceeds from lines of credit of $0.4 million, partially offset by a $1.9 million payment of a cash advance, payment of a related party note for $1.6 million and $0.7 million of debt issuance costs.
Indebtedness
Our indebtedness includes a term loan, a revolving credit facility, various convertible notes payable, and PPP loans. See "Note 10 - Debt" to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.
Short term loan and line of credit
The short-term loan and line of credit were issued with customary affirmative and negative covenants relating to the incurrence of debt, liens, declaring and paying dividends, purchasing or redeeming our common stock, the making of restricted payments and asset sales and certain fundamental changes and events of default such as maintaining timely payments, filing tax and regulatory documents in a timely manner, continuing the existing business with control over existing assets, default on senior debt, and voluntary or involuntary bankruptcy or insolvency proceedings. The term loan and line of credit are secured by substantially all of our assets and our subsidiary guarantors, who include Halo, TruPet and Bona Vida.
As of December 31, 2020, the Company was in compliance with its debt covenants.
See "Note 21 - Subsequent events" for additional information related to changes in our term loan and line of credit subsequent to December 31, 2020.
Notes Payable
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
As of December 31, 2020, the Company was in compliance with all covenant requirements and there were no events of default. All notes payable are subordinated to the short term loan and line of credit.
PPP Loans
Pursuant to the Paycheck Protection Program ("PPP") under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act") we received two PPP loans in response to the economic impact of COVID-19. Under the terms of the PPP, certain amounts of the loans may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company has used the entire loan amounts for qualifying expenses and expects the full loan amounts to be forgiven.
Contractual Commitments and Obligations
The Company is contractually obligated to to make future cash payments for various items, including debt arrangements, lease arrangements, as well as certain purchase obligations. See "Note 10 - Debt" to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information about our debt obligations. See "Note 8 – Operating leases" to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information about our lease obligations. Our purchase obligations include certain software subscriptions as well as in-transit or in-production purchase orders with our suppliers, for which amounts vary depending on the purchasing cycle. The majority of our software subscriptions are not under long-term contracts, and we do not have long-term contracts or commitments with any of our suppliers beyond active purchase orders. These purchase obligations were not material as of the date of this Annual Report.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net sales, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See "Note 1 - Nature of business and summary of significant accounting policies" to our audited consolidated financial statements included in this Annual Report on Form 10-K for a description of our significant accounting policies.
Accounting for Warrants
The fair value of warrants is estimated using a Monte Carlo and/or Black-Scholes valuation model. The assumptions used in these models included the simulation of future stock prices based on future financing events, likelihood of mandatory exercise of the warrants, and timing and likelihood of fundamental transactions, such as a change in control. Both valuation methodologies use key inputs, including expected stock volatility, the risk–free interest rate, the expected life of the option and the expected dividend yield. Expected volatility is calculated based on the analysis of other public companies within the pet wellness and internet commerce (e-commerce) sectors. Risk–free interest rates are calculated based on risk–free rates for the appropriate term. The expected life is estimated based on contractual terms as well expected exercise dates. The divided yield is based on the historical dividends issued by the Company. The valuation of the warrants is subject to uncertainty as a result of the unobservable inputs. If the volatility rate or risk-free interest rate were to change, the value of the warrants would be impacted.
Warrants that are classified as liabilities due to the terms of the warrant obligation are measured at fair value on a recurring basis at the end of each reporting period. The warrants accounted for as a derivative included a reset function which is triggered if the Company issues or sells shares of common stock or common stock equivalents at a price per share that is less than the exercise price of the warrants. Subsequent to the issuance of the warrants, additional common stock equivalents were awarded, triggering the reset clause under the terms of the warrants. Accordingly, the fair value analysis performed during the period ended December 31, 2019 included the impact of the trigger. As a result, we recorded an adjustment to the derivative liability to reflect its fair value as of December 31, 2019. Warrants that are classified as equity or considered compensation are measured at fair value on a non-recurring basis on the date of issuance. See "Note 11 - Warrants" to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.
Share-Based Compensation
Share-based compensation expense is measured based on the estimated fair value of awards granted to employees, directors, officers and consultants on the grant date. Forfeitures are accounted for as they occur, therefore there are no forfeiture related estimates required.
The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model, which requires the development of input assumptions, as described in "Note 15 - Share-based compensation". Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of the subjective assumptions described in "Note 15 - Share-based compensation". The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. See "Note 15 - Share-based compensation" to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.

Accounting for Convertible Notes
Notes payable consist of the November 2019 Notes, the Seller Notes, ABG Notes and June 2020 Notes. These subordinated convertible notes were measured at fair value on a non-recurring basis. In connection with the issuance of the June 2020 Notes, the Company lowered the maximum conversion price of the November 2019 Notes, Seller Notes and ABG Notes from $4.00 to $3.75, and as such, the Company was required to re-value these notes. These notes were valued based on a risk-neutral Monte Carlo simulation-based approach. The stock price was simulated based on a Geometric Brownian Motion process, with a trend equal to the risk-free rate. The fair value analysis included assumptions about the probability of the occurrence of future events such as a change of control and initial public offering. See "Note 10 - Debt" to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.
Goodwill Impairment
The Company evaluates goodwill for impairment at least annually. The Company monitors the existence of potential impairment indicators throughout the year and will evaluate for impairment whenever events or circumstances indicate that the fair value of a reporting unit is below its carrying value. Impairment testing is based on the Company's current business strategy in light of present industry and economic conditions, as well as future expectations.
When performing a quantitative assessment, the fair value units is determined using widely accepted valuation techniques, including the discounted cash flow, guideline transaction and guideline company methods. These types of analyses contain uncertainties because they require management to make significant assumptions and judgments including: (1) an appropriate rate to discount the expected future cash flows; (2) the inherent risk in achieving forecasted operating results; (3) long-term growth rates; (4) expectations for future economic cycles; (5) market comparable companies and appropriate adjustments thereto; and (6) market multiples. When performing a qualitative assessment, qualitative factors are assessed to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the reporting unit was less than its carrying amount. Fair value measurements used in the impairment review of goodwill are Level 3 measurements. See "Note 1 - Nature of business and summary of significant accounting policies" for further information about our policy for fair value measurements. See "Note 9 - Intangible assets, royalties, and goodwill" to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.
Revenue
The Company applies judgment in the determination of the amount of consideration the Company receives from its customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Revenue the Company recognizes varies with changes in trade incentives the Company offers to its customers and their consumers, which is net of trade incentives and allowances. Trade incentives consist primarily of customer pricing allowances and merchandising funds. Estimates of trade promotion expense and coupon redemption costs are based upon programs offered, timing of those offers, estimated redemption/usage rates from historical performance, management’s experience and current economic trends.
The TLC loyalty program is a membership club where members enjoy certain benefits including auto-shipments, free shipping, VIP access to TruDog’s Happiness Concierge and invitations to secret sales only for TLC members as well as earning reward points with every TLC order, which can be used to purchase TruDog products. For this program, a portion of revenue is deferred at the time of the sale as points are earned based on the relative stand-alone selling price, and not recognized until the redemption of the loyalty points. The Company has applied a redemption rate based on historical experience. See "Note 3 - Revenue" to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.
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
In May 2019, the Company completed a reverse acquisition, resulting in the combined operations of TruPet and Bona Vida. In December 2019, the Company acquired Halo. See "Note 2 - Acquisitions" to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.
Income Taxes
Deferred taxes are recorded using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities and for loss and credit carryforwards using enacted tax rates anticipated to be in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence and management's estimates and judgments, it is more likely than not that some or all the deferred tax assets will not be realized. See "Note 18 - Income taxes" to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.
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
Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, and as a result of the remediation of previously identified material weaknesses, as described below, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting
Due to the material weakness described in our 2019 Annual Report on Form 10-K, we implemented and executed on a remediation plan, as described below.
1.The Company hired additional resources to effectively allow for segregation of duties, formally document accounting policies, and ensure compliance with accounting requirements.
2.The Company implemented a company-wide accounting system to support a timely financial statement close, secondary reviews, and consolidation of the Company’s subsidiaries within an integrated financial solution,
3.The Company implemented a sales tax solution in order to ensure sales tax compliance.
As of December 31, 2020, management concluded that the remediated controls were operating effectively and the deficiencies that contributed to the material weaknesses had been effectively corrected.
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
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth the names and positions of our executive officers and directors serving as of such date of filing of this annual report on Form 10-K. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Position	Director Since
Scott Lerner	48	Chief Executive Officer	n/a
Sharla Cook	40	Chief Financial Officer	n/a
Donald Young	57	Executive Vice President, Sales	n/a
Robert Sauermann	29	Executive Vice President, Strategy	n/a
Michael Young	42	Chairman of the Board of Directors	2019
Michael Close	60	Director	2020
Damian Dalla-Longa	36	Director	2019
Jeff D. Davis	60	Director	2019
Clinton Gee	56	Director	2020
Lori Taylor	51	Director	2019
John M. Word III	71	Director	2020
Scott Lerner. Mr. Lerner was appointed as Chief Executive Officer of the Company in January 2021. Prior to joining the Company, Mr. Lerner served as the Chief Executive Officer of Farmhouse Culture where he partnered with private equity investors to reposition the brand to capitalize on health and wellness trends. Previously, Mr. Lerner held positions with PepsiCo, ConAgra Foods and Kimberly-Clark, where he managed iconic brands such as Naked Juice, Quaker Oats, Scott Tissue and Parkay Margarine. In 2008, Scott created his own functional beverage brand called Solixir, resulting in a successful exit in 2014. Following the sale of Solixir, Scott partnered with the private equity group VMG partners to become the CEO of Kernel Season’s, where he introduced new product lines, increased profitability by 30% and oversaw the sale of the company to Hilghlander Partners.
Sharla Cook. Sharla Cook was appointed as our Chief Financial Officer in October 2020 after having served as Vice President, Finance and Accounting since May 2020. Prior to joining the Company, Ms. Cook served as Vice President, Accounting, and Corporate Controller at InvestRes from May 2019 until April 2020. Prior to that, Ms. Cook was Corporate Controller at Checkers Drive-In Restaurants, Inc. from December 2015 until April 2019 and prior to that, Senior Director of SEC Reporting at Syniverse Technologies, Inc. Ms. Cook is a Certified Public Accountant in the state of Florida and holds a Bachelor of Science in Accounting from Southeastern University.
Donald Young. Mr. Young joined Better Choice Company in January of 2021 with more than 29 years of experience leading the sales organizations of several prominent pet specialty pet food brands including The Nutro Company (Natural Choice, MAX, and Greenies Brands) and Merrick Pet Care, Inc. (Merrick, Backcountry, Purrfect Bistro and Fresh Kisses Brands). Following his success at The Nutro Company, Mr. Young led the turnaround and expansion of Merrick Pet Care’s Pet Specialty business from 2010 - 2020, where he was directly responsible for growing the company from a niche brand to the #3 natural player in the pet specialty retail channel. Merrick Pet Care more than quadrupled its sales during this period, surpassing $500m in the process and ultimately leading to the sale of Merrick Pet Care to the Nestle Purina Company. Donald has also been recognized by his peers in the Pet Industry for his track record of success, winning numerous sales awards throughout his career including recognition as one of Pet Age Magazine’s 2019 ICON Winners.
Robert Sauermann. Mr. Sauermann joined Better Choice Company in December 2019, concurrent with the acquisition of Halo, and currently serves as the Executive Vice President of Strategy & Finance for Better Choice. Prior to joining the Halo team full-time in October 2019 as its Chief Strategy Officer, Mr. Sauermann served as an Investment Professional at Pegasus Capital Advisors. In that role, he also served on the board of Halo from 2017 through 2019, and led the successful restructuring and sale of the company to Better Choice. While at Pegasus, he deployed approximately $100 million of growth equity capital across various sectors, with a particular focus on animal health and wellness focused investments. Mr. Sauermann previously served on the boards of Organix Recycling, National Strategies, and currently serves on the board of SGV International. Mr. Sauermann began his career at Credit Suisse in New York. Mr. Sauermann is a graduate of Harvard College and holds a degree in Economics and Earth and Planetary Science.

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
Damian M. Dalla-Longa. Mr. Dalla-Longa joined Better Choice Company in May 2019, concurrent with the acquisition of Bona Vida, and currently serves as our Executive Vice President of Capital Markets & Corporate Development. Previously, Mr. Dalla-Longa served as our Chief Executive Officer and served as the Chief Executive Officer of Bona Vida, Inc. from October 2018 until its acquisition by the Company. Mr. Dalla-Longa is a Partner at Albaron Partners, a private equity fund focused on acquiring and operating medical practices and other healthcare businesses, where he has served since August 2017. Prior to August 2017, Mr. Dalla-Longa served as a Sector Head at Magnetar Capital, a privately owned hedge fund sponsor, and an Investment Analyst at King Street Capital Management, a global investment management company. Mr. Dalla-Longa holds a Bachelor of Science in Economics from the University of Pennsylvania and a Master of Business Administration from the Wharton School at the University of Pennsylvania. We believe Mr. Dalla-Longa’s qualifications to serve as a director of our Company include his experience investing in, and operating, commodity-related and consumer-facing business and his institutional knowledge of the animal health and wellness space.
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
Clinton Gee. Mr. Gee has served as a director of the Company since January 2020. Mr. Gee has been the Chief Financial Officer for all of The Word and Brown Companies (the Word & Brown General Agency, CHOICE Administrators, and California Rx Card Program) since June of 2006. In addition, Mr. Gee oversees Information Technology, Human Resources, Security & Compliance, Legal, Marketing, and Strategic Business Development. Mr. Gee also is a Certified Public Accountant and a Licensed Life and Health Agent in California. Before joining The Word and Brown Companies, he worked as Vice President of Finance and Vice President of Sales for Nationwide Insurance Companies; Vice President of Finance, Vice President of Operations, and Vice President and Controller at CalFarm Insurance Company; Vice President of Finance for Foundation Health Plans. In addition, he worked as an Audit Manager for KPMG where he managed audits of various manufacturing, retail and distribution customers. Mr. Gee holds a Bachelor of Science in Accounting and Computer Science from California State University, Chico. We believe Mr. Gee’s qualifications to serve as a director of our Company include his financial and operational acumen and his relationships with financial institutions.

Lori Taylor. Ms. Taylor founded TruPet, LLC, a direct to consumer dog food and supplement company, where she served as its Chief Executive Officer from August 2013 to April 2019. Ms. Taylor also founded RevMedia Marketing LLC, a full-service marketing consultation and product innovation firm, and has served as its Chief Executive Officer since April 2009. From February 1992 to March 2009, Ms. Taylor served as Senior Account Director at RR Donnelley, the largest direct marketer in the United States, during which time she managed direct marketing activity for Fortune 50 accounts, including Proctor and Gamble and was instrumental in the launch of national brands including Tide, Crest White Strips, Charmin, Puffs, and IAMS. Ms. Taylor’s accolades include being named a Forbes Top 50 Social Media Power Influencer in 2012 and a Forbes Top 20 Female Social Media Influencer in 2013. During her time at RR Donnelley, Ms. Taylor also won the Direct Marketing Association’s prestigious Gold, Silver, and Bronze Awards. Ms. Taylor holds a Bachelor of Arts in Marketing and a Bachelor of Science in Business Logistics from the University of Missouri. We believe Ms. Taylor’s qualifications to serve as a director of our Company include her marketing expertise, direct response acumen entrepreneurial experience. Ms. Taylor holds a Bachelor of Arts in Marketing and a Bachelor of Science in Business Logistics from the University of Missouri.
John M. Word III. Mr. Word has served as a director of the Company since January 2020. Mr. Word founded the Word & Brown General Agency in 1984 to market and distribute health plans through California’s huge brokerage community; by 1986, the company was recognized as the largest independent small group health distributor in the nation. That same year, the company launched the nation’s first COBRA administration operation, sensing that employers needed assistance and qualified support with federal COBRA laws. CaliforniaChoice®, a groundbreaking enterprise empowering small business employees to select from multiple health plans within one program, was launched in 1996. Mr. Word’s professional credentials include Chartered Life Underwriter (CLU), Registered Health Underwriter (RHU), and Registered Employee Benefits Consultant (REBC). He has served as President of the California Association of Health Underwriters (CAHU), President of the Orange County Association of Health Underwriters (OCAHU), and Chairman of the National Association of Health Underwriters (NAHU) Leading Producers Roundtable program. Mr. Word holds a Bachelor of Science in Marketing and Finance from William Jewell College in Liberty, MO. We believe Mr. Word’s qualifications to serve as a director of our Company include his background in running successful organizations, understanding of consumer needs and marketing to those needs. Mr. Word holds a Bachelor of Science in Marketing and Finance from William Jewel College in Liberty, MO.
Board of Directors
The number of members of our board of directors will be determined from time to time by resolution of the board of directors. Currently, our board of directors consists of seven persons. Our directors hold office until the earlier of their death, resignation, retirement, disqualification or removal or until their successors have been duly elected and qualified. We did not have an annual meeting of shareholders in 2020 or 2019, and the Board does not currently have a policy regarding director attendance at annual meetings.
Committees of the Board
We have an audit committee, a compensation committee and a nominating and governance committee. Each such committee of the board of directors has or will have the composition and responsibilities described below.
Audit Committee
The audit committee assists the board in overseeing our accounting and financial reporting processes and the audits of our financial statements. The audit committee’s responsibilities include, among other matters: appointing, approving the compensation of, and assessing the independence of our registered public accounting firm; overseeing the work of our registered public accounting firm, including through the receipt and consideration of reports from such firm; reviewing and discussing with management and the registered public accounting firm our annual and quarterly financial statements and related disclosures; coordinating our board of directors’ oversight of our internal control over financial reporting, disclosure controls and procedures; discussing our risk management policies; meeting independently with our internal auditing staff, if any, registered public accounting firm and management; reviewing and approving or ratifying any related person transactions; and preparing the audit committee report required by the SEC.
We have a separately-standing audit committee, whose members are Messrs. Young, Gee and Davis, with Mr. Young serving as chairperson of this committee. Our Board has determined that each of Messrs. Young, Gee and Davis is independent under the applicable independence standards of Rule 10A-3 under the Exchange Act applicable to audit committee members. In addition, our Board has determined that Clinton Gee, who was appointed to the Board in January 2020, qualifies as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K. The audit committee met 8 times during 2020. The audit committee has adopted a charter, which is available for viewing on our website at www.betterchoicecompany.com.

Compensation Committee
The compensation committee’s responsibilities include, among other matters: reviewing and approving, or recommending for approval by the board of directors, the compensation of our Chief Executive Officer and our other executive officers; overseeing and administering our cash and equity incentive plans; reviewing and making recommendations to our board of directors with respect to director compensation; reviewing and discussing annually with management our “Compensation Discussion and Analysis,” to the extent required; reviewing and discussing the voting recommendations of our stockholders on matters involving executive compensation, to the extent required; and preparing the annual compensation committee report required by SEC rules, to the extent required. No compensation consultant was engaged to provide advice or recommendations on our executive or director compensation for 2020.
The members of our compensation committee are Messrs. Close, Young and Davis, and Mr. Close serves as chairman of this committee. The compensation committee met 9 times during 2020. The compensation committee has adopted a charter, which is available for viewing on our website at www.betterchoicecompany.com.
Nominating and Governance Committee
The nominating and corporate governance committee’s responsibilities include, among other matters: identifying individuals qualified to become board of directors members; recommending to our board of directors the persons to be nominated for election as directors and to each board committee; developing and recommending to our board of directors corporate governance guidelines, and reviewing and recommending to our board of directors proposed changes to our corporate governance guidelines from time to time; and overseeing a periodic evaluation of our board of directors.
The members of our nominating and corporate governance committee are Messrs. Gee, Young and Davis, and Mr. Davis serves as chairperson of this committee. The nominating and corporate governance committee did not met separately during 2020. The nominating and corporate governance committee has adopted a charter, which is available for viewing on our website at www.betterchoicecompany.com.
Family Relationships
Two of our directors have a family relationship; Ms. Taylor is the daughter of Mr. Word. Our board of directors has determined that this relationship would not interfere with the exercise of independent judgment in carrying out the responsibilities of a director. There are no other family relationships amongst any of our other executive officers or directors.
Risk Oversight
Our audit committee is responsible for overseeing our risk management process. Our audit committee focuses on our general risk management policies and strategy, the most significant risks facing us, and oversees the implementation of risk mitigation strategies by management. Our board of directors is also apprised of particular risk management matters in connection with its general oversight and approval of corporate matters and significant transactions.
Compensation Committee Interlocks and Insider Participation
None of our executive officers serves as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee.
Code of Ethics and Code of Conduct
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
ITEM 11.    EXECUTIVE COMPENSATION
The following is a discussion and analysis of the compensation arrangements for our named executive officers, or NEOs. We are currently considered a “smaller reporting company” for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are providing a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table as well as narrative disclosures regarding our executive compensation program. For 2020, our named executive officers were Werner von Pein our former Chief Executive Officer, Sharla Cook our Chief Financial Officer, Damian Dalla-Longa our Executive Vice President of Capital Markets and Corporate Development, Anthony Santarsiero our Executive Vice President of Direct to Consumer, Robert Sauermann our Executive Vice President of Strategy and Finance and Andreas Schulmeyer our former Chief Financial Officer.

Summary Compensation Table
The following table sets forth information with respect to compensation earned by our named executive officers for the fiscal years ended December 31, 2020 and 2019, as applicable:

Name and Principal Position	Year(1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Werner von Pein (3) Chief Executive Officer	2020	$316,712	$103,087	$0	$367,196	$0	$39,175	$826,170

Sharla Cook (4) Chief Financial Officer	2020	$143,562	$45,313	$0	$79,721	$0	$3,385	$271,981

Damian Dalla-Longa (5) Executive Vice President, Capital Markets and Corporate Development	2020	$291,644	$56,642	$0	$106,571	$0	$0	$454,857
	2019	$192,857	$100,000	$600,000	$3,572,699	$0	$0	$4,465,556

Anthony Santarsiero (6) Executive Vice President, Direct to Consumer	2020	$250,000	$56,642	$0	$74,013	$0	$8,414	$389,069
	2019	$166,047	$25,000	$0	$3,077,101	$0	$5,740	$3,273,888

Robert Sauermann (7) Executive Vice President, Strategy & Finance	2020	$216,712	$50,977	$0	$56,131	$0	$6,501	$330,321

Andreas Schulmeyer (8) Former Chief Financial Officer	2020	$97,945	$0	$5,956	$174,327	$0	$3,556	$281,784
	2019	$105,769	$0	$0	$1,877,285	$0	$37,011	$2,020,065
(1)Ms. Cook commenced employment with us in April 2020 and was appointed as our Chief Financial Officer in October 2020. Mr. Schulmeyer’s employment with us terminated on May 22, 2020 and Mr. von Pein’s employment terminated on December 31, 2020.
(2)The values in this column reflect for 2019 awards the aggregate grant date fair value of the stock option awards and the incremental value due to the repricings on December 19, 2019 and October 1, 2020 as computed in accordance with ASC Topic 718. The value of stock options granted subsequent to October 1, 2020 are based on their aggregate grant date fair values.
(3)Mr. von Pein received (i) $6,297 in car allowance payments, (ii) $2,752 in auto insurance payments (iii) $20,625 in housing allowance payments and (iv) $9,501 in matching 401(k) payments. On December 28, 2020, we entered into an agreement with Mr. von Pein pursuant to which he retired from his role as Chief Executive Officer of the Company effective on December 31, 2020.
(4)Ms. Cook received $3,385 in matching 401(k) payments.
(5)During 2019, Mr. Dalla-Longa received (i) a signing bonus of $100,000 as per his employment contract with Better Choice, and (ii) an award of 100,000 shares in lieu of the change of control payment contained in his Bona Vida employment contract. On February 5, 2020, Mr. Dalla-Longa resigned as our Chief Executive Officer and was simultaneously appointed to Executive Vice President, Corporate Development. Mr. Dalla-Longa separated from the Company February 8, 2021.
(6)During 2020, Mr. Santarsiero received $8,414 in matching 401(k) payments. During 2019, Mr. Santarsiero received (i) a signing bonus of $25,000 as per his employment contract and (ii) $5,740 in matching 401(k) payments. Mr. Santarsiero separated from the Company on February 1, 2021.
(7)During 2020, Mr. Sauermann received $6,501 in matching 401(k) payments.
(8)During 2020, Mr. Schulmeyer received (i) $5,956 in restricted stock awards for services performed and (ii) $3,556 in matching 401(k) payments. During 2019, Mr. Schulmeyer received (i) $32,876 in compensation for work prior to joining the Company and (ii) $4,135 in matching 401(k) payments. On May 8, 2020, we entered into an agreement with Mr. Schulmeyer pursuant to which he resigned as our Chief Financial Officer effective on May 22, 2020.
Employment Agreements
We entered into employment agreements with Mr. Dalla-Longa and Mr. Santarsiero effective as of May 6, 2019 (each such employment agreements, the “May 2019 NEO Employment Agreements”). We entered into an employment agreement with Mr. Schulmeyer effective as of July 29, 2019 (the “Schulmeyer Employment Agreement”). We entered into employment agreements with Mr. von Pein and Mr. Sauermann effective as of December 19, 2019 (the “December 2019 NEO Employment Agreements” and together with the May 2019 NEO Employment Agreements and the Schulmeyer Employment agreement, the “2019 NEO Employment Agreements”). The 2019 NEO Employment Agreements had an initial two-year term commencing on the applicable effective date and, unless earlier terminated by us or the executive, automatically renewed for successive two-year terms. Pursuant to each NEO Employment Agreement, the executive’s base salary was subject to review each year at the sole discretion of the compensation committee. Each executive was also eligible to earn an annual cash performance bonus as determined by the board, but in an amount no less than 25% of such executive’s base salary, prorated for any partial year of service.

We entered into new employment agreements with Mr. von Pein and Mr. Sauermann effective as of September 27, 2020 which terminated the December 2019 NEO Employment Agreements. We entered into new employment agreements with Mr. Santarsiero and Mr. Dalla-Longa effective as of October 7, 2020 and November 1, 2020, respectively, which terminated the May 2019 NEO Employment Agreements. We entered into an employment agreement with Ms. Cook effective as of October 8, 2020. The NEO employment agreements entered into during 2020 are collectively referred to as the 2020 NEO Employment Agreements.
Pursuant to the 2020 NEO Employment Agreements, each NEO is employed on an at-will basis. The executive’s base salary is subject to review each year at the sole discretion of the compensation committee. Each executive is also eligible to earn an annual cash performance bonus in an amount of at least 16%, but not greater than 40%, of such executive’s annual base salary, as determined by the board based on the achievement of performance goals and objectives established by the Company and such executive.
Pursuant to the 2020 NEO Employment Agreement, in the event the executive’s employment is terminated due to death, disability (as defined in the 2020 NEO Employment Agreement), for any reason by the executive provided three months’ advance written notice is given by the executive to the Company, or for any reason by the Company provided at least thirty days advance written notice is given from the Company to the executive, the executive will be eligible to receive: (i) any accrued but unpaid base salary for services rendered to the date of termination and any accrued but unpaid expenses required to be reimbursed under such employment agreement, (ii) for all NEO’s excluding Mr. Dalla-Longa, severance equal to six months of executive’s base salary paid in the form of continuing installments on the Company’s ordinary payroll schedule and for Mr. Dalla-Longa severance equal to 12 months of executive’s base salary paid in the form of continuing installments on the Company’s ordinary payroll schedule; and (iii) a lump sum payment equal to the executive’s target bonus that remains unpaid for the previous completed year. In addition, pursuant to the terms of Mr. Dalla-Longa’s employment agreement, his unvested equity awards shall become fully vested on the date of termination and any exercise of options may, at his election, be exercised with a cashless exercise. The receipt of the foregoing described severance payment and benefits is subject to the executive’s continued compliance with all of his obligations to the Company, including under the executive’s confidential information and non-compete agreements with the Company, and the executive’s execution and delivery of a release of claims against the Company.
Pursuant to the 2020 NEO Employment Agreement, in the event of a “merger” (as defined in the 2020 NEO Employment Agreement), (i) if the executive’s employment is terminated for “cause” within twelve months following a merger (as defined in the 2020 NEO Employment Agreement), executive will be entitled to the severance the payments described above, or (ii) if the executive’s employment is terminated for “good reason” or “without cause” within twelve months following a merger, the executive will be entitled to the severance payments described above, plus a lump sum payment equal to one-half of such executive’s annual base salary. In addition, immediately preceding a merger, all of the executive’s unvested stock options shall vest and become exercisable in their entirety and may be exercised with a cashless exercise.
For purposes of the 2020 NEO Employment Agreement:
•“cause” means (i) any act of personal dishonesty taken by the Executive in connection with their responsibilities as an employee which is intended to result in personal enrichment of the Executive, (ii) the Executive’s conviction of a felony that the Board of Directors reasonably believes has had or will have a material detrimental effect on the Company’s reputation or business, (iii) a willful act by the Executive that constitutes misconduct and is injurious to the Company, including without limitation any breach of Section 11 hereof, and (iv) continued willful violations by the Executive of the Executive’s obligations to the Company for a period of thirty (30) days after there has been delivered to the Executive a written demand for performance from the Company which describes the basis for the Company’s belief that the Executive has not substantially performed their duties.
•“good reason” shall exist if one or more of the following circumstances exists uncured for a period of thirty (30) days after the Executive has notified the Company of the existence of such circumstance(s) after a merger: (i) without the Executive’s express written consent, a significant reduction of the Executive’s duties, position or responsibilities relative to the Executive’s duties, position or responsibilities in effect immediately prior to such reduction, or the removal of the Executive from such position, duties, and responsibilities, unless the Executive is provided with comparable duties, position and responsibilities, it being understood that the Executive shall not be deemed to have been removed from such position if and as long as the Executive shall be offered or shall have an executive position within their area of experience or expertise; (ii) without the Executive’s express written consent, a substantial reduction, without good business reasons, of the facilities and tools (including office space and location) available to the Executive immediately prior to such reduction; (iii) a reduction by the Company of the Executive’s base salary as in effect immediately prior to such reduction; (iv) a material reduction by the Company in the kind or level of employee benefits to which the Executive is entitled immediately prior to such a reduction with the result that the Executive’s overall benefits package is significantly reduced; or (v) without the Executive’s express written consent, the relocation of the Executive to a facility or a location more than fifty (50) miles from their then-current location.

The 2020 NEO Employment Agreements also contain standard confidentiality, non-competition and non-solicitation covenants.
On May 8, 2020, we entered into a separation and release agreement with Mr. Schulmeyer effective as of May 22, 2020 (the “Termination Date”). The agreement provided for the accelerated vesting of 50% of unvested stock options held by Mr. Schulmeyer as of the Termination Date, as well as continuation of his salary through the Termination Date. Mr. Schulmeyer’s remaining unvested stock options were forfeited on the Termination Date.
The Company and Mr. von Pein entered into a separation and retirement agreement effective as of December 31, 2020 (“the Separation Date”). The agreement provides for continuation of payment by the Company of Mr. von Pein’s salary for a period of six months; the payment of Mr. von Pein’s 2020 annual bonus in accordance with the Company’s Management Incentive Plan; the accelerated vesting of 75% of unvested stock options held by Mr. von Pein as of the Separation Date and the payment of unused paid time off as of the Separation Date. In addition, the Separation Agreement includes a general release by Mr. von Pein related to Mr. von Pein’s employment with the Company.
Executive Compensation Components
2020 Salaries
The named executive officers receive a base salary to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. For 2020, our board of directors established an annual base salary for each of our NEOs as follows:

Named Executive Officer	Annual Base Salary
Werner von Pein	$325,000	(1)
Sharla Cook	$200,000
Damian Dalla-Longa	$250,000	(2)
Anthony Santarsiero	$250,000
Robert Sauermann	$225,000	(3)
Andreas Schulmeyer	$250,000
(1)Increased from $300,000 effective May 1, 2020.
(2)Decreased from $300,000 effective November 1, 2020.
(3)Increased from $200,000 effective May 1, 2020.
Equity Compensation
The goals of our long-term, equity-based incentive awards are to align the interests of our named executive officers and other employees, non-employee directors and consultants with the interests of our stockholders. Because vesting is based on continued employment, our equity-based incentives also encourage the retention of our named executive officers through the vesting period of the awards.
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
On April 13, 2020, Ms. Cook was granted 200,000 stock options. On October 8, 2020, Mr. Sauermann and Mr. von Pein were each granted 100,000 options. On November 1, 2020, Mr. Dalla-Longa was granted 50,000 stock options. In each case, the options vest over a period of three years subject to continued employment with the Company as follows: one-third of the options will vest on the first anniversary of the grant date and the remaining options will vest monthly in equal amounts over the remaining 24-month period. In the event of a change in control the options shall immediately vest and become exercisable in their entirety.

On May 2, 2019, Mr. Dalla-Longa and Mr. Santarsiero were granted 1,200,000 and 1,000,000 stock options, respectively. Mr. Santarsiero was granted an additional 100,000 options on December 19, 2019. Mr. Schulmeyer was granted 500,000 options on June 29, 2019, 100,000 options of August 30, 2019, 250,000 options on December 11, 2019 and 20,371 options on December 31, 2019. In each case, the stock options vest and become exercisable monthly over 2 years in equal installments of 1/24 each month, subject to the executive’s continuous service with the Company through the vesting date(s). The stock options will be accelerated upon a termination without cause or for good reason within two years following a change in control (as defined under our 2019 Incentive Award Plan).
On May 6, 2019 Mr. Dalla-Longa waived the change of control payment provided for in his employment agreement with Bona Vida of $500,000 and received a grant of 100,000 shares of common stock.
Other Elements of Compensation
Retirement Plans. We currently maintain a 401(k) retirement savings plan that allows eligible employees to contribute a portion of their compensation, within limits prescribed by the Internal Revenue Code, on a pre-tax basis through contributions to the plan. Our named executive officers are eligible to participate in the 401(k) plan. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our named executive officers in accordance with our compensation policies. During 2020, the Company had a separate 401(k) plans for TruPet and Halo and provided an employer matching contribution under each plan. Beginning in 2021, the Company provides an employer matching contribution of 50% up to 5% of compensation under our 401(k) plan.
Employee Benefits and Perquisites. All of our full-time employees, including our named executive officers, are eligible to participate in our employee benefit plans and programs, including medical, dental, and vision benefits, health spending accounts, short and long-term disability and life insurance, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans. During 2020, the Company paid certain auto and housing costs on Mr. von Pein’s behalf.
Termination and Change in Control Benefits. Our named executive officers may become entitled to certain benefits or enhanced benefits in connection with certain qualifying terminations of employment and/or a change in control of our Company. Each of our named executive officers’ employment agreements entitles them to severance in the event of their termination without cause or their resignation for good reason and upon termination by reason of death or disability.
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
Effective October 1, 2020, all outstanding stock option awards under the 2019 Equity Incentive Plan held by current employees as of October 1, 2020 were repriced concurrent with the closing of the Company’s Series F Private Placement. In total, 6,077,731 stock options were repriced. The exercise price was set at a 20% premium to the Series F conversion price, or $0.60 per share. No other terms of the stock options were changed.
The board of directors effectuated the repricing, in each case, to realign the value of the stock options with their intended purpose, which is to retain and motivate the holders of the stock options to continue to work in the best interests of the Company. Prior to the repricing, many of the stock options had exercise prices well above the then recent market prices of our common stock. The stock options were repriced unilaterally and the consent of holders was neither necessary nor obtained.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth outstanding stock option awards held by our named executive officers at December 31, 2020. None of our named executive officers hold stock awards:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Werner von Pein	575,000		(a)	—	$0.60	Various
Sharla A. Cook	—	—	(b)	200,000	0.60	4/13/2030
Damian Dalla-Longa	950,000	—	(c)	300,000	various	various
Robert Sauermann	133,333	—	(d)	366,667	0.60	various
Anthony Santarsiero	841,666	—	(e)	258,334	0.60	various
(a)Options to vest as to 1/3rd of the shares on the first anniversary of the grant date and 1/36th of the shares to vest monthly thereafter. Mr. von Pein’s options were granted at various times as shown below:
•600,000 options were issued on December 19, 2019 at $0.60.
•100,000 options were issued on October 8, 2020 at $0.60.
•Mr. von Pein retired from the Company on December 28, 2020 at which time 75% of Mr. von Pein’s unvested options became fully vested per the separation agreement by and between the Company and Mr. von Pein.
(b)Options to vest as to 1/3rd of the shares on the first anniversary of the grant date and 1/36th of the shares to vest monthly thereafter. Ms. Cook’s options were granted as shown below:
•200,000 options were issued on April 13, 2020 at $0.60.
(c)Options to vest as follows:
•1,200,000 options were issued on May 2, 2019 at $0.60. Options to vest on a monthly basis over a two year period (1/24th of award per month).
•50,000 options were issued on November 1, 2020 at $0.82. Options to vest as to 1/3rd of the shares on the first anniversary of the grant date and 1/36th of the shares to vest monthly thereafter.
(d)Options to vest as to 1/3rd of the shares on the first anniversary of the grant date and 1/36th of the shares to vest monthly thereafter. Mr. Sauermann’s options were granted at various times as shown below:
•400,000 options were issued on December 19, 2019 at $0.60.
•100,000 options were issued on October 8, 2020 at $0.60.
(e)Options to vest as follows:
•1,000,000 options were issued on May 2, 2019 at $0.60. Options to vest on a monthly basis over a two year period (1/24th of award per month).
•100,000 options were issued on December 19, 2019 at $0.60. Options to vest on a monthly basis over a two year period (1/24th of award per month).
Director Compensation Table
The following table sets forth compensation information for the fiscal year ended December 31, 2020 for our non-employee directors (other than Mr. Dalla-Longa whose compensation is shown above under “Summary Compensation Table”):

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	All Other Compensation (1)	Total Compensation
Michael Young	$—	$—	$33,988	$—	$—	$33,988
Jeff Davis	$—	$—	$33,988	$—	$—	$33,988
Michael Close	$—	$150,000	$—	$—	$510,469	$660,469
Clinton Gee	$—	$150,000	$—	$—	$510,469	$660,469
Lori Taylor	$—	$—	$78,173	$—	$—	$78,173
John Word	$—	$150,000	$—	$—	$—	$150,000
(1) Includes compensation expense related to warrants issued in connection with the June 2020 Notes and Citizens ABL Facility. See "Note 11 - Warrants" to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.

The table below shows the aggregate numbers of option awards (exercisable and unexercisable) held as of December 31, 2020 by each non-employee director who was serving as of December 31, 2020 (other than Mr. Dalla-Longa whose awards are shown above under “Outstanding Equity Awards at Year End”):

Name	Options Outstanding at Fiscal Year End
Michael Young	519,231
Jeff Davis	500,000
Michael Close	—
Clinton Gee	—
Lori Taylor	1,150,000
John Word	—
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information about the beneficial ownership of our capital stock by (i) each of our current directors, (ii) each of our named executive officers (iii) all our current directors and executive officers as a group, and (iv) each person or group known by us to own more than 5% of our common stock. The percentages reflect beneficial ownership, as determined in accordance with the SEC’s rules, as of March 26, 2021, and are based on 65,907,126 shares of common stock outstanding. Except as noted below, the address for all beneficial owners in the table below is 12400 Race Track Road, Tampa, FL 33626:

	Amount and Nature of Beneficial Ownership(1)		% of Total Voting Power
	Common Stock	%
Name of Beneficial Owner
Holders of More than 5%
Thriving Paws LLC (2)	3,372,176	5.1%	5.4%
HH-Halo LP (3)	3,252,417	4.9%	5.6%
Edward J. Brown Jr TTEE (4)	22,863,442	34.7%	26.0%
Directors and Executive Officers
Scott Lerner (5)	48,000	0.1%	0.1%
Donald Young (6)	195,000	0.3%	0.3%
Robert Sauermann (7)	671,053	1.0%	1.0%
Sharla Cook (8)	112,222	0.2%	0.2%
Damian Dalla-Longa (9)	3,089,891	4.7%	4.6%
Michael Young (10)	3,831,346	5.8%	6.3%
John M. Word III (11)	33,085,267	50.2%	35.4%
Michael Close (12)	1,190,000	1.8%	1.8%
Clinton Gee (13)	1,190,000	1.8%	1.8%
Jeff Davis (14)	499,999	0.8%	0.8%
Lori Taylor (15)	8,082,027	12.3%	11.8%
All directors and executive officers as a group (11 persons)	51,994,805	79.0%	64.1%
*Represents less than 1% of the number of shares of our common stock outstanding.
(1)Beneficial ownership of shares and percentage ownership are determined in accordance with the SEC’s rules. In calculating the number of shares beneficially owned by an individual or entity and the percentage ownership of that individual or entity, shares underlying options, warrants or restricted stock units held by that individual or entity that are either currently exercisable or exercisable within 60 days from the date hereof are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other individual or entity. Unless otherwise indicated and subject to community property laws where applicable, the individuals and entities named in the table above have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

(2)Includes (i) 1,884,989 shares of common stock and (ii) 1,487,187 shares of common stock underlying subordinated convertible notes exercisable within 60 days of March 26, 2021. The holder disclaims beneficial ownership of 306,994 shares of common stock underlying warrants due to beneficial ownership limitations. Thriving Paws, LLC (“Thriving Paws”) is controlled by Pegasus Partners III, L.P. (“PP III”). PP III is managed by Pegasus Capital Advisors III, L.P. (“PCA III”), which is controlled, indirectly, by Craig Cogut. As a result of the foregoing, each of Mr. Cogut, PCA III and PP III may be deemed to have beneficial ownership (as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended) of the shares of common stock beneficially owned by Thriving Paws.
(3)Includes (i) 232,976 shares of common stock and (ii) 3,019,441 shares of common stock underlying subordinated convertible notes exercisable within 60 days of March 26, 2021. The holder disclaims beneficial ownership of 623,291 shares of common stock underlying warrants due to beneficial ownership limitations. Thomas O. Hicks is the managing member of HEP Partners LLC, which is the investment manager of HH-Halo LP (“HH-Halo”), and consequently has voting control and investment discretion over securities held by HH-Halo. Mack H. Hicks is the manager of HH-Halo GP LLC, which is the general partner of HH-Halo GP LP, the general partner of HH-Halo. As a result of the foregoing, each of Thomas O. Hicks and Mack H. Hicks may be deemed to have beneficial ownership (as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended) of the shares of common stock beneficially owned by HH-Halo. Each of Thomas O. Hicks and Mack H. Hicks disclaims beneficial ownership of such shares.
(4)Includes (i) 779,999 shares of common stock, (ii) 1,497,943 shares of common stock underlying subordinated convertible notes exercisable within 60 days of March 26, 2021, (iii) 10,585,500 shares of common stock underlying warrants exercisable within 60 days of March 26, 2021 and (iv) 10,000,000 shares of common stock underlying preferred stock convertible within 60 days of March 26, 2021. Edward Brown may be deemed to have beneficial ownership of such shares.
(5)Includes (i) 24,000 shares of common stock and (ii) 24,000 shares of common stock underlying warrants exercisable within 60 days of March 26, 2021.
(6)Includes (i) 135,000 shares of common stock and (ii) 60,000 shares of common stock underlying warrants exercisable within 60 days of March 26, 2021.
(7)Includes (i) 20,000 shares of common stock, (ii) 227,215 shares of common stock underlying warrants exercisable within 60 days of March 26, 2021, (iii) 200,000 shares of common stock underlying preferred stock convertible within 60 days of March 26, 2021, (iv) 34,949 shares of common stock underlying subordinated convertible notes exercisable within 60 days of March 26, 2021 and (v) 188,889 shares of common stock underlying options exercisable within 60 days of March 26, 2021.
(8)Includes (i) 20,000 shares of common stock underlying warrants exercisable within 60 days of March 26, 2021, (ii) 20,000 shares of common stock underlying preferred stock convertible within 60 days of March 26, 2021 and 72,222 shares of common stock underling options exercisable within 60 days of March 26, 2021.
(9)Includes (i) 1,759,891 shares of common stock, (ii) 1,250,000 shares of common stock underlying options exercisable within 60 days of March 26, 2021, (iii) 40,000 shares of common stock underlying warrants exercisable within 60 days of March 26, 2021 and (iv) 40,000 shares of common stock underlying convertible preferred stock exercisable within 60 days of March 26, 2021.
(10)Includes (i) 3,086,281 shares of common stock, (ii) 519,230 shares of common stock underlying options exercisable within 60 days of March 26, 2021, (iii) 225,835 shares of common stock held by Cottingham Capital Partners LLC, which is managed by Mr. Young. Mr. Young disclaims beneficial ownership of (i) 365,000 shares of common stock underlying warrants due to beneficial ownership limitations.
(11)Includes (i) 5,406,824 shares of common stock, (ii) 1,497,943 shares of common stock underlying subordinated convertible notes exercisable within 60 days of March 26, 2021, (iii) 16,180,500 shares of common stock underlying warrants exercisable within 60 days of March 26, 2021 and (iv) 10,000,000 shares of common stock underlying preferred stock convertible within 60 days of March 26, 2021.
(12)Includes (i) 170,000 shares of common stock, (ii) 820,000 shares of common stock underlying warrants exercisable within 60 days of March 26, 2021 and (iii) 200,000 shares of common stock underlying preferred stock convertible within 60 days of March 26, 2021.
(13)Includes (i) 170,000 shares of common stock, (ii) 820,000 shares of common stock underlying warrants exercisable within 60 days of March 26, 2021 and (iii) 200,000 shares of common stock underlying preferred stock convertible within 60 days of March 26, 2021.
(14)Includes 499,999 shares of common stock underlying options exercisable within 60 days of March 26, 2021.
(15)Includes (i) 5,632,027 shares of common stock held directly by Blue Sky Holdings Trust which are beneficially owned by Lori Taylor, (ii) 1,150,000 shares of common stock underlying options exercisable within 60 days of March 26, 2021 held directly by Ms. Taylor and (iii) 1,300,000 shares of common stock underlying warrants held directly by Ms. Taylor. Ms. Taylor is the trustee, compliance officer, and protector of Blue Sky Holdings Trust.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information on our equity compensation plans as of December 31, 2020:

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	7,776,980	$0.81	1,223,020
Total	7,776,980	$0.81	1,223,020

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Security Issuances
TruPet and Bona Vida Acquisitions
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
Shareholder Guaranties
As consideration for the Shareholder Guaranties (as described below), we agreed to issue common stock purchase warrants to purchase shares of our common stock (the “Shareholder Guarantor Warrants”). The Shareholder Guarantor Warrants are exercisable any time from the date of issuance for up to 24 months from the date of the consummation of an IPO (as defined therein) at an exercise price $1.82 per share. We issued 4,875,000 Shareholder Guarantor Warrants to John M. Word III, 1,300,000 Shareholder Guarantor Warrants to Lori Taylor and 325,000 Shareholder Guarantor Warrants to Michael Young. Mr. Young and Ms. Taylor, each a Shareholder Guarantor, were directors of the Company as of the date of the Shareholder Guaranty. Mr. Word was elected to the Board in connection with the Shareholder Guaranty.
December Convertible Notes and Warrant Issuances
During the year ended December 2019, we issued $1.4 million of subordinated convertible notes to a member of the board of directors. The note remains outstanding as of December 31, 2020. Interest related to the subordinated convertible notes was less than $0.2 million for the year ended December 31, 2020.
We also issued $0.1 million of subordinated convertible notes to an executive in satisfaction of a transaction bonus as per his employment agreement upon the close of the Halo Acquisition in December 2019. These convertible notes are outstanding as of December 31, 2020. We also issued 7,215 stock purchase warrants to the same executive in December 2019.
June 2020 Convertible Notes and Warrant Issuances
On June 24, 2020, the Company issued $1.5 million in subordinated convertible promissory notes and common stock purchase warrants to purchase up to 2,000,000 shares of the Company's common stock to one of the Company's directors and a shareholder of the Company. The June 2020 Convertible Notes are convertible at a conversion price of $0.75 per share and the warrants have an exercise price of $1.25 per share.
July 2020 Shareholder Guaranty Warrants
In connection with the Citizens ABL Facility, John M. Word, a director and shareholder agreed to enter into the ABL Facility Guaranty in favor of the Company and guaranteeing our obligations under the Citizens ABL Facility. In consideration of the ABL Facility Guaranty, the Company issued the July 2020 Warrants to purchase up to 500,000 shares of the Company’s common stock at a price equal to $1.05 per share. 300,000 July 2020 Warrants were issued to Mr. Word, 100,000 July 2020 Warrants were issued to Michael Close, and 100,000 July 2020 Warrants were issued to Clinton Gee, each of whom is a member of the Company’s board of directors. The July 2020 Warrants are exercisable on the date of issuance and expire on the earlier of (i) 84 months from the date of the consummation of an underwritten public offering or other uplist transaction through which the Company lists its common stock on the New York Stock Exchange, The Nasdaq Global Select Market, The Nasdaq Global Market or another national securities exchange in the United States or Canada or (ii) June 30, 2030.
Series F Private Placement
In October, 2020, we consummated the Series F Private Placement in which we raised approximately $18.2 million, including an investment by certain of our officers and directors of approximately $6.5 million and an exchange of all of our outstanding Series E preferred stock of approximately $3.5 million. Each Series F Unit was sold in the Series F Private Placement at a per unit price of $1,000 and consisted of (i) one share of Series F Preferred Stock, which is convertible into shares of our common stock, at a value per share of common stock of $0.50 (subject to adjustment and certain beneficial ownership limitations); and (ii) a warrant to purchase for a six year period such number of shares of common stock into which such share of Series F Preferred Stock is convertible at an exercise price per share of $0.75 (subject to adjustment and certain beneficial ownership limitations).

January 2021 Private Placement
In January 2021, we consummated the January 2021 Private Placement in which we raised approximately $4.1 million, including an investment by certain of our officers and directors of approximately $1.6 million. The Company will receive $1.0 million of these cash proceeds upon the date of declaration of effectiveness of this registration statement. Each Unit was sold in the January 2021 Private Placement at a per unit price of $1.25 and consisted of (i) one share of the Company’s common stock, par value $0.001 per share; and (ii) a warrant to purchase for a six year period one share of common stock at an exercise price per share of $1.45 (subject to certain beneficial ownership limitations).
Registration Rights Agreements
TruPet and Bona Vida Acquisitions
In connection with the acquisition of TruPet, we entered into a registration rights agreement for the benefit of the recipients of common stock issued as the acquisition consideration.
In connection with the acquisition of Bona Vida, we entered into a registration rights agreement for the benefit of the recipients of common stock issued as the acquisition consideration.
May Private Placement
In connection with the May Private Placement, we entered into a registration rights agreement for the benefit of the investors in the May Private Placement.
June 2020 Convertible Notes and Warrant Issuances
In connection with the June 2020 Convertible Notes and Warrant Issuances, we entered into a registration rights agreement for the benefit of the investors in the June 2020 Convertible Notes and Warrant Issuances.
Series F Private Placement
In connection with the Series F Private Placement, we entered into a registration rights agreement for the benefit of the investors in the Series F Private Placement.
January 2021 Private Placement
In connection with the January 2021 Placement, we entered into a registration rights agreement for the benefit of the investors in the January 2021 Private Placement.
Shareholder Guaranty
In connection with the Facilities Agreement in December 2019, certain of our directors and shareholders agreed to enter into a Continuing Guaranty in favor of the Company and guaranteeing our obligations under the Facilities Agreement. Pursuant to the Shareholder Guaranty, John M. Word III agreed to personally guarantee our obligations in an amount not to exceed $15,000,000, Lori Taylor agreed to personally guarantee our obligations in an amount not to exceed $4,000,000 and Michael Young agreed to personally guarantee our obligations in an amount not to exceed $1,000,000.
In connection with the Citizens ABL Facility in July 2020, John M. Word III agreed to enter into the ABL Facility Guaranty, dated as of July 16, 2020 in favor of the Company and guaranteeing our obligations under the Citizens ABL Facility.
Director Independence
The Company is admitted to the OTCQX tier of the OTC Markets.  Under the OTCQX Standards, the Company is required to have a board of directors that includes at least two Independent Directors (as defined under the OTCQX Standards) and an audit committee, a majority of the members of which are Independent Directors.  An Independent Director is defined under the OTCQX Standards as a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities.  Each of our directors other than Mr. Dalla-Longa as our former Chief Executive Officer, Ms. Taylor as our former co-Chief Executive Officer and Mr. Word as the father of Ms. Taylor, has been determined independent.  Our Board has made a subjective determination that, as to each of Messrs. Close, Davis, Gee and Young, no relationships exist, which, in the opinion of our Board, would interfere with such person’s exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the directors and management with regard to each director’s business and personal activities and relationships as they may relate to the Company and our management.
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
•for any breach of their duty of loyalty to us or our stockholders;

•for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
•for unlawful payment of dividend or unlawful stock repurchase or redemption, as provided under Section 174 of the DGCL; or
•for any transaction from which the director derived an improper personal benefit.
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
•any person who is, or at any time during the applicable period was, one of our executive officers, one of our directors, or a nominee to become one of our directors;
•any person who is known by us to be the beneficial owner of more than 5.0% of any class of our voting securities;
•any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5.0% of any class of our voting securities, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5.0% of any class of our voting securities; and
•any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest in any class of the Company’s voting securities.
Our Related Party Transactions policy subjects these transactions to review and either approval or disapproval of entry into the Related Party Transaction, subject to certain limited exceptions, by our nominating and governance committee. In determining whether to approve or disapprove entry into a Related Party Transaction, our nominating and governance committee shall take into account, among other factors, the following: (i) whether the Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and (ii) the extent of the Related Person’s interest in the transaction. Further, the policy requires that all Related Party Transactions required to be disclosed in our filings with the SEC be so disclosed in accordance with applicable laws, rules and regulations.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table shows the fees paid or accrued for the audit and other services provided by Ernst & Young LLP, our independent auditors for the fiscal year ended December 31, 2020 and 2019:

	2020	2019
Audit fees (1)	$740,198	$1,086,600
Audit related fees (2)	93,000	—
Tax fees (3)	68,750	—
All other fees (4)	173,000	—
Total	$1,074,948	$1,086,600
(1)Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10–Q.
(2)Audit–related fees consist of fees reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as “Audit Fees.”
(3)Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice.
(4)All other fees consist of fees for other miscellaneous items, including fees related to our registration statements.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
(1)Financial Statements—See Index to Consolidated Financial Statements at Item 8 of this Annual Report on Form 10‑K, beginning on page F‑1.
(2)Financial Statement Schedules—Financial statement schedules have been omitted in this Annual Report on Form 10‑K because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.
(3)Exhibits—The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.
ITEM 16.    FORM 10‑K SUMMARY
None.
EXHIBIT INDEX

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
2.1	Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc. and Bona Vida, Inc.	8-K	333-161943	2.1	05/10/2019
2.2	First Amendment to Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc., and Bona Vida, Inc., dated May 3, 2019	8-K	333-161943	2.2	05/10/2019
2.3	Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC	8-K	333-161943	2.3	05/10/2019
2.4	First Amendment to Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC, dated May 6, 2019	8-K	333-161943	2.4	05/10/2019
2.5	Amended and Restated Stock Purchase Agreement, dated December 18, 2019, by and among the Company, Halo, Purely For Pets, Inc., Thriving Paws, LLC and HH-Halo LP	8-K	333-161943	2.1	12/26/2019
3.1	Certificate of Incorporation, dated January 1, 2019	10-Q	333-161943	3.1	04/15/2019
3.2	Certificate of Amendment to Certificate of Incorporation, dated February 1, 2019	10-Q	333-161943	3.2	04/15/2019
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 13, 2019	8-K	333-161943	3.1	03/20/2019
3.4	Certificate of Amendment to Certificate of Incorporation, dated April 18, 2019	10-KT	333-161943	3.5	07/25/2019
3.5	Certificate of Amendment to Certificate of Incorporation, dated July 30, 2020	8-K	333-161943	99.1	07/30/2020
3.6	Certificate of Merger of Sport Endurance, Inc. with and into the Company	10-Q	333-161943	3.4	04/15/2019
3.7	Bylaws	10-Q	333-161943	3.5	04/15/2019
3.8	Amended and Restated Certificate of Designation for Series E Convertible Preferred Stock	8-K	333-161943	3.1	05/23/2019
3.9	Certificate of Designation for Series F Convertible Preferred Stock	8-K	333-161943	3.1	10/02/2020
4.1	Form of Common Stock Purchase Warrant in connection with the May 2019 private placement	8-K	333-161943	4.1	04/30/2019
4.2	Form of Tranche 1 Common Stock Purchase Warrant, dated September 17, 2019, by and between the Registrant and Bruce Linton	8-K	333-161943	4.1	09/23/2019
4.3	Form of Tranche 2 Common Stock Purchase Warrant, dated September 17, 2019, by and between the Company and Bruce Linton	8-K	333-161943	4.2	09/23/2019
4.4	Form of Additional Common Stock Purchase Warrant, dated September 17, 2019, by and between the Company and Bruce Linton	8-K	333-161943	4.3	09/23/2019

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
4.5	Form of Subordinated Convertible Promissory Note in connection with the November 2019 private placement	8-K	333-161943	4.1	11/15/2019
4.6	Form of Common Stock Purchase Warrant in connection with the November 2019 private placement	8-K	333-161943	4.2	11/15/2019
4.7	Form of Subscription Agreement, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	10.6	01/31/2020
4.8	Form of Subordinated Convertible Promissory Note, dated December 19, 2019, by and among the Company and the Halo Sellers listed on the signature pages thereto	10-Q	333-161943	4.7	01/31/2020
4.9	Form of Common Stock Purchase Warrant, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	4.8	01/31/2020
4.10	Form of Common Stock Purchase Warrant, dated December 19, 2019, by and among the Company and the Shareholder Personal Guarantors	10-Q	333-161943	4.10	01/31/2020
4.11	Form of Common Stock Purchase Warrant Agreement in connection with the December 2018 private placement	8-K	333-161943	4.1	12/13/2018
4.12	Registration Rights Agreement, dated May 6, 2019, by and among the Company and the persons listed on the signature pages thereto in connection with the May 2019 private placement	S-1	333-234349	10.2	10/28/2019
4.13	First Amendment, dated June 10, 2019, to Registration Rights Agreement, dated May 6, 2019, by and among the Company and the stockholders party thereto	S-1	333-234349	10.3	10/28/2019
4.14	Form of Subscription Agreement dated April 25, 2019 in connection with the May 2019 private placement	8-K	333-161943	10.1	04/30/2019
4.15	Registration Rights Agreement, dated as of May 6, 2019, by and among Better Choice Company Inc. and the former stockholders of Bona Vida listed on the signature pages thereto	8-K	333-161943	4.1	05/10/2019
4.16	Registration Rights Agreement, dated as of May 6, 2019, by and among Better Choice Company Inc. and the former member of TruPet listed on the signature pages thereto	8-K	333-161943	4.2	05/10/2019
4.17	Form of Registration Rights Agreement by and among the Company and the persons listed on the signature pages thereto in connection with the November 2019 private placement	8-K	333-161943	4.3	11/15/2019
4.18	Form of Subscription Agreement in connection with the November 2019 private placement	8-K	333-161943	10.1	11/15/2019
4.19†	Better Choice Company Inc. Amended and Restated 2019 Incentive Award Plan	10-K	333-161943	10.19	05/04/2020
4.20†	Form of 2019 Incentive Aware Plan Stock Option Agreement	S-1	333-234349	10.7	10/28/2019
4.21	Form of Common Stock Purchase Warrant in connection with the June 2020 private placement.	10-Q	333-161943	4.11	06/25/2020
4.22	Form of Subordinated Convertible Promissory Note in connection with the June 2020 private placement.	10-Q	333-161943	4.12	06/25/2020
4.23	Form of Subscription Agreement in connection with the June 2020 private placement.	10-Q	333-161943	4.13	06/25/2020
4.24	Form of Registration Rights Agreement by and among the Company and the persons listed on the signature pages thereto in connection with the June 2020 private placement.	10-Q	333-161943	4.14	06/25/2020
4.25	Form of Amendment to November 2019 Notes, Seller Notes and ABG Notes	10-Q	333-161943	4.15	08/14/2020
4.26	Form of July 2020 Common Stock Purchase Warrants	8-K	333-161943	10.5	07/21/2020
4.27	Form of Warrant in connection with the October 2020 Series F Private Placement	8-K	333-161943	4.1	10/02/2020

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
4.28	Form of Securities Purchase Agreement in connection with the October 2020 Series F Private Placement	8-K	333-161943	10.1	10/02/2020
4.29	Form of Registration Rights Agreement in connection with the October 2020 Series F Private Placement	8-K	333-161943	10.2	10/02/2020
4.30	Exchange Agreement by and between the Company and Cavalry Fund LP dated September 30, 2020	8-K	333-161943	10.3	10/02/2020
4.31	Form of First Amendment to Registration Rights Agreement in connection with the October 2020 Series F Private Placement	10-Q	333-161943	10.40	11/16/2020
4.32	Form of warrant in connection with the January 2021 Private Placement	S-1/A	333-251241	4.22	02/16/2021
4.33	Form of Securities Purchase Agreement in connection with the January 2021 Private Placement	S-1/A	333-251241	4.23	02/16/2021
4.34	Form of Registration Rights Agreement in connection with the January 2021 Private Placement	S-1/A	333-251241	4.24	02/16/2021
10.1†	Form of Indemnification Agreement by and among the Company and its officers and directors	S-1	333-234349	10.8	10/28/2019
10.2†	Employment Agreement, dated February 1, 2019, for David Lelong	8-K	333-161943	10.1	02/07/2019
10.3†	Employment Agreement, dated as of May 6, 2019, by and between the Company and Damian Dalla-Longa	10-Q	333-161943	10.6	10/09/2019
10.4†	Resignation Letter from Damian Dalla-Longa, dated February 5, 2020	8-K	333-161943	10.3	02/11/2020
10.5†	Amendment to Employment Agreement, dated February 10, 2020, by and between Damian Dalla-Longa and the Company	8-K	333-161943	10.4	02/11/2020
10.6†	Employment Agreement, dated as of May 6, 2019, by and between the Company and Lori Taylor	10-Q	333-161943	10.7	10/09/2019
10.7†	Separation Agreement, dated as of September 13, 2019, by and between the Company and Lori Taylor	10-K	333-161943	10.28	05/04/2020
10.8†	Employment Agreement, dated May 6, 2019, by and among the Company and Anthony Santarsiero	S-1	333-234349	10.11	10/28/2019
10.9†	Employment Agreement, dated June 29, 2019, by and among the Company and Andreas Schulmeyer	S-1	333-234349	10.12	10/28/2019
10.10†	Employment Agreement, dated December 19, 2019, by and between the Company, Werner von Pein, and Halo	8-K	333-161943	10.1	02/11/2020
10.11†	Amendment to Employment Agreement, dated February 10, 2020, by and between Werner von Pein and the Company	8-K	333-161943	10.2	02/11/2020
10.12† *	Employment Agreement, dated October 8, 2020, by and between Sharla Cook and the Company
10.13† *	Employment Agreement, dated September 27, 2020, by and between Robert Sauermann and the Company
10.14† *	Employment Agreement, dated January 1, 2021, by and between Donald Young and the Company
10.15†	Separation and Retirement Agreement, Dated December 28, 2020 by and between Werner von Pein and the Company	8-K/A	333-161943	10.1	01/05/2021
10.16†	Employment Agreement, Dated December 28, 2020 by and between Scott Lerner and the Company	8-K/A	333-161943	10.2	01/05/2021
10.17	Loan and Security Agreement, dated as of January 6, 2021, by and between Old Plank Trail Community Bank, N.A. ("Lender") and Halo, Purely for Pets, Inc., a Delaware corporation ("Halo")	8-K	333-161943	10.1	01/11/2021
10.18	Revolving Promissory Note, dated as of January 6, 2021, issued by Halo in favor of Lender	8-K	333-161943	10.2	01/11/2021
10.19	Term Note A, dated as of January 6, 2021, issued by Halo in favor of Lender	8-K	333-161943	10.3	01/11/2021

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
10.20	Guaranty and Security Agreement, dated as of January 6, 2021, made by Better Choice Company Inc. (the "Company"), TruPet LLC, a Delaware limited liability company ("TruPet") and Bona Vida, Inc., a Delaware corporation ("Bona Vida"), in favor of Lender	8-K	333-161943	10.4	01/11/2021
10.21	Intellectual Property Security Agreement, dated as of January 6, 2021, executed and delivered by the Company, TruPet and Bona Vida in favor of Lender	8-K	333-161943	10.5	01/11/2021
10.22	Stock Pledge Agreement, dated as of January 6, 2021, executed and delivered by the Company in favor of Lender	8-K	333-161943	10.6	01/11/2021
10.23	Collateral Pledge Agreement, dated as of January 6, 2021, executed and delivered by John M. Word, III in favor of Lender	8-K	333-161943	10.7	01/11/2021
10.24	Agreement effective as of February 23, 2021 by and between Emerging Media Consulting, a Florida limited liability company, and Better Choice Company, Inc.	8-K	333-161943	10.1	02/18/2021
10.25	Terms and Conditions for Winning Media LLC effective as of February 17, 2021 by and between Winning Media LLC and Better Choice Company, Inc.	8-K	333-161943	10.2	02/18/2021
21.1 *	Subsidiaries of the Company
23.1 *	Consent of Ernst & Young LLP
24.1 *	Power of Attorney
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1 *	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes, tagged as blocks of text and including detailed tags.
104	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (included as Exhibit 101).
†Indicates a management contract or any compensatory plan, contract or arrangement.
*    Filed or furnished herewith.
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

BETTER CHOICE COMPANY INC.

Date: March 30, 2021	By:	/S/ SCOTT LERNER
Scott Lerner
Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2021	By:	/S/ SHARLA A. COOK
Sharla A. Cook
Chief Financial Officer (Principal Financial and Accounting Officer)
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sharla A. Cook his/her true and lawful attorney-in-fact, with full power of substitution and resubstitution for him/her and in his/her name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact or his/her substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/S/ SCOTT LERNER Scott Lerner	Chief Executive Officer (Principal Executive Officer)	March 30, 2021
/S/ SHARLA A. COOK Sharla A. Cook	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2021
/s/ MICHAEL CLOSE Michael Close	Director	March 30, 2021
/s/ DAMIAN DALLA-LONGA Damian Dalla-Longa	Director	March 30, 2021
/s/ JEFF D. DAVIS Jeff D. Davis	Director	March 30, 2021
/s/ CLINTON GEE Clinton Gee	Director	March 30, 2021
/s/ LORI TAYLOR Lori Taylor	Director	March 30, 2021
/s/ JOHN M. WORD III John M. Word III	Director	March 30, 2021
/s/ MICHAEL YOUNG Michael Young	Director	March 30, 2021

BETTER CHOICE COMPANY INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Better Choice Company Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Better Choice Company Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment analysis of goodwill
Description of the Matter
At December 31, 2020, the Company’s goodwill was $18.6 million related to its Halo reporting unit. As discussed in Note 1 and 9 to the consolidated financial statements, goodwill is tested for impairment annually as of October 1st or whenever events or circumstances indicate it is more likely than not that impairment may have occurred. The Company estimates the fair value of a reporting unit using a combination of the market approach and the income approach, using discounted cash flows.
Auditing management’s annual goodwill impairment assessment for the reporting unit was complex and highly judgmental due to the significant estimation required to determine the fair value of the Halo reporting unit. In particular, the fair value estimate was sensitive to changes in significant assumptions, such as revenue growth rates, the terminal growth rate, EBITDA margin, the weighted average cost of capital, and market multiples which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit	To test the estimated fair value of the Company’s Halo reporting unit, we performed audit procedures that included, among others, evaluating valuation methodologies and testing the significant assumptions discussed above used by the Company in its analysis. We involved our specialist to assist in the evaluation of the valuation methodologies and testing certain significant assumptions, including the discount rate and market multiples. We compared the significant assumptions used by management to current industry and economic trends, recent historical performance and other factors. We specifically evaluated the Company’s forecasted growth rates and EBITDA margins by comparing these assumptions to those of the Company’s peers and industry reports. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We also tested the underlying data used by the Company in its analysis for completeness and accuracy.
Issuance of convertible instruments and associated warrants
Description of the Matter
As described in Note 10 to the consolidated financial statements, on June 24, 2020, the Company issued $1.5 million in subordinated convertible promissory notes (the “Notes”). In connection with this issuance, each noteholder also received common stock purchase warrants (the “Warrants”) to purchase up to 500,000 shares of the Company’s common stock; 1,000,000 common stock purchase warrants were issued in total. The total cash proceeds received from the issuance of the Notes were allocated to the Notes and Warrants at the time of issuance.
As described in Note 13 to the consolidated financial statements, during October 2020 the Company consummated a private placement in which the Company issued and sold units (the “Series F Units”) to the investors for a purchase price of $1,000 per Unit. Each Unit consisted of one share of the Company’s Series F convertible preferred stock (“Series F Preferred”) and a warrant (“Series F Warrants”) to purchase shares of common stock. The Company issued 18,202 Series F Units for a total of $18.2 million in gross cash proceeds. The total cash proceeds received were allocated to the Series F Unit components (preferred stock and warrant) at the time of issuance.
Auditing the valuation of the Notes, Warrants, and Series F Units was complex due to the judgmental nature of the assumptions, which included stock price volatility (Warrants and Series F Warrants), debt discount rate (Notes), probability of exit events (Notes, Warrants, Series F Preferred, Series F Warrants), and expected life (Warrants and Series F Warrants). These assumptions had a significant effect on the fair value measurement of the Notes, Warrants, and Series F Units.

How We Addressed the Matter in Our Audit	To test the estimated fair value of the Notes, Warrants, and Series F Units, our audit procedures included, among others, evaluation of the significant assumptions discussed above and consideration of the appropriateness of related methodologies utilized for estimation. This included evaluating the volatility rate by assessing the guideline public companies (“GPC”) selected and the weighting applied between the GPCs and the Company’s historical volatility, evaluating the Company’s specific risk premium incorporated into the debt discount assumption, assessing the reasonableness of the probability of various exit events based on information available as of the observable transaction dates, and evaluating the expected time to exercise for all Warrants and Series F Warrants outstanding. We involved our specialist to assist with the evaluation of the assumptions as used by management.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Louisville, Kentucky
March 30, 2021

Better Choice Company Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$3,926	$2,361
Restricted cash	63	173
Accounts receivable, net	4,631	5,824
Inventories, net	4,869	6,580
Prepaid expenses and other current assets	4,074	2,641
Total Current Assets	17,563	17,579
Property and equipment, net	252	417
Right-of-use asset, operating lease	345	951
Intangible assets, net	13,115	14,641
Goodwill	18,614	18,614
Other assets	1,364	1,330
Total Assets	$51,253	$53,532
Liabilities & Stockholders’ Deficit
Current Liabilities
Short term loan, net	$7,826	$16,061
Line of credit, net	—	4,819
PPP loans	190	—
Other liabilities	47	500
Accounts payable	3,137	4,049
Accrued liabilities	3,003	4,721
Deferred revenue	350	311
Operating lease liability, current portion	173	345
Warrant liability	39,850	—
Warrant derivative liability	—	2,220
Total Current Liabilities	54,576	33,026
Noncurrent Liabilities
Notes payable, net	18,910	16,370
Line of credit, net	5,023	—
PPP loans	662	—
Operating lease liability	184	641
Total Noncurrent Liabilities	24,779	17,011
Total Liabilities	79,355	50,037
Redeemable Series E Convertible Preferred Stock
Redeemable Series E preferred stock, $0.001 par value, 2,900,000 shares authorized, 0 & 1,387,378 shares issued and outstanding at December 31, 2020 and 2019, respectively	—	10,566
Stockholders’ Deficit
Common stock, $0.001 par value, 200,000,000 and 88,000,000 shares authorized, 51,908,398 & 47,977,390 shares issued and outstanding at December 31, 2020 and 2019, respectively	52	48
Redeemable Series F Preferred Stock, $0.001 par value, 30,000 & 0 shares authorized, 21,754 & 0 shares issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Additional paid-in capital	232,487	194,150
Accumulated deficit	(260,641)	(201,269)
Total Stockholders’ Deficit	(28,102)	(7,071)
Total Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit	$51,253	$53,532

The accompanying notes are an integral part of these consolidated financial statements.

Better Choice Company Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Dollars in thousands, except share and per share amounts)

	Year ended December 31,
	2020	2019
Net sales	$42,590	$15,577
Cost of goods sold	26,491	9,717
Gross profit	16,099	5,860
Operating expenses:
General and administrative	25,966	19,782
Share-based compensation	8,940	10,280
Sales and marketing	7,892	10,138
Customer service and warehousing	623	1,097
Impairment of intangible asset	—	889
Total operating expenses	43,421	42,186
Loss from operations	(27,322)	(36,326)
Other expense (income):
Interest expense, net	9,247	670
Loss on extinguishment of debt	88	—
Loss on acquisitions	—	147,376
Change in fair value of warrant liability	24,898	—
Change in fair value of warrant derivative liability	(2,220)	90
Total other expense, net	32,013	148,136
Net and comprehensive loss	(59,335)	(184,462)
Preferred dividends	103	109
Net and comprehensive loss available to common stockholders	$(59,438)	$(184,571)
Weighted average number of shares outstanding, basic and diluted	49,084,432	33,238,600
Loss per share, basic and diluted	$(1.21)	$(5.55)
The accompanying notes are an integral part of these consolidated financial statements

Better Choice Company Inc.
Consolidated Statements of Stockholders’ Deficit
(Dollars in thousands, except shares)

	Common Stock		Redeemable Series F Convertible Preferred Stock					Redeemable Series E Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit	Shares	Amount
Balance at December 31, 2019	47,977,390	$48	—	$—	$194,150	$(201,269)	$(7,071)	1,387,378	$10,566
Shares issued pursuant to private placement	308,642	—	—	—	500	—	500	—	—
Share-based compensation	455,956	1	—	—	8,939	—	8,940	—	—
Shares and warrants issued to third party for contract termination	72,720	—	—	—	198	—	198	—	—
Shares issued to third parties for services	1,160,000	1	100	—	1,371	—	1,372	—	—
Warrants issued to third party for services	—	—	—	—	10,132	—	10,132	—	—
Warrants issued in connection with June 2020 Notes	—	—	—	—	337	—	337	—	—
Beneficial conversion feature of June 2020 Notes	—	—	—	—	1,163	—	1,163	—	—
Modification of conversion feature for November 2019 Notes, Seller Notes, and ABG Notes	—	—	—	—	528	—	528	—	—
Modification of warrants	—	—	—	—	43	—	43	—	—
Shares issued pursuant to warrant exercise	1,837,690	2	—	—	1,046	—	1,048	—	—
Warrants issued in connection with ABL Facility	—	—	—	—	230	—	230	—	—
Net and comprehensive loss available to common stockholders	—	—	—	—	—	(59,438)	(59,438)	—	—
Shares issued pursuant to Series F Private Placement and Exchange Transaction	—	—	21,702	—	8,501	5,415	13,916	(1,387,378)	(10,566)
Conversion of Series F shares to common stock	96,000	—	(48)	—	—	—	—	—	—
Beneficial conversion feature of Series F shares	—	—	—	—	5,349	(5,349)	—	—	—
Balance at December 31, 2020	51,908,398	$52	21,754	$—	$232,487	$(260,641)	$(28,102)	—	$—

Better Choice Company Inc.
Consolidated Statements of Stockholders’ Deficit
(Dollars in thousands, except shares)

	Common Stock		Convertible Series A Preferred Stock					Redeemable Series E Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit	Shares	Amount
Balance at December 31, 2018	11,661,485	$12	2,391,403	$2	$13,642	$(16,698)	$(3,042)	—	$—
Shares issued pursuant to a private placement – net proceeds	—	—	69,115	—	150	—	150	—	—
Shares and warrants issued pursuant to private issuance of public equity (PIPE)- net proceeds	5,744,991	6	—	—	15,670	—	15,676	—	—
Share-based compensation	1,118,786	1	—	—	10,280	—	10,281	—	—
Stock issued to third parties for services	1,008,500	1	—	—	3,476	—	3,477	—	—
Warrants issued to third parties for services	—	—	—	—	2,968	—	2,968	—	—
Conversion of Series A shares to common stock	2,460,518	2	(2,460,518)	(2)	—	—	—	—	—
Acquisition of treasury shares	(1,011,748)	(1)	—	—	(6,070)	—	(6,071)	—	—
Acquisition of Better Choice	3,915,856	4	—	—	23,560	—	23,564	2,633,678	20,058
Acquisition of Bona Vida	18,103,273	18	—	—	108,602	—	108,620	—	—
Guarantor warrants	—	—	—	—	4,180	—	4,180
Warrants issued in connection with the Notes	—	—	—	—	313	—	313	—	—
Acquisition of Halo	2,134,390	2	—	—	3,883	—	3,885	—	—
Conversion of Series E Preferred Stock	1,581,841	2	—	—	9,490	—	9,492	(1,246,300)	(9,492)
Warrant exercise	1,259,498	1	—	—	4,006	—	4,007	—	—
Net and comprehensive loss available to common stockholders	—	—	—	—		(184,571)	(184,571)	—	—
Balance at December 31, 2019	47,977,390	$48	—	$—	$194,150	$(201,269)	$(7,071)	1,387,378	$10,566
The accompanying notes are an integral part of these consolidated financial statements.

Better Choice Company Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2020	2019
Cash Flow from Operating Activities:
Net and comprehensive loss available to common stockholders	$(59,438)	$(184,571)
Adjustments to reconcile net and comprehensive loss to net cash used in operating activities:
Shares and warrants issued to third parties	10,330	3,548
Contract termination costs	649	—
Impairment of intangible asset	—	889
Depreciation and amortization	1,748	171
Amortization of debt issuance costs and discounts	4,875	346
Share-based compensation	8,940	10,280
Change in fair value of warrant derivative liability	(2,220)	90
Change in fair value of warrant liability	24,898	—
Payment In Kind (PIK) interest expense on notes payable	1,998	—
Loss on acquisitions	—	146,980
Other	540	41
Changes in operating assets and liabilities, net of effects of business acquisition:
Accounts receivable, net	1,193	(99)
Inventories, net	1,454	232
Prepaid expenses and other current assets	(186)	(241)
Accounts payable and accrued liabilities	(2,445)	1,152
Other	159	213
Cash Used in Operating Activities	$(7,505)	$(20,969)

Cash Flow from Investing Activities:
Acquisition of property and equipment	$(151)	$(110)
Cash acquired in the May Acquisitions	—	416
Acquisition of Halo	—	(20,513)
Cash Used in Investing Activities	$(151)	$(20,207)

Cash Flow from Financing Activities:
Cash advance, net	$—	$(1,899)
Proceeds from shares issued pursuant to private placement, net	18,053	15,826
Proceeds from warrant exercises	1,048	4,007
Proceeds from investor prepayment	—	500
Proceeds from revolving lines of credit	6,624	11,200
Payment on revolving lines of credit	(6,360)	(10,800)
Proceeds from PPP loans	852	—
Proceeds from notes payable	1,500	2,750
Payments on related party note	—	(1,600)
Proceeds from short term loan	—	20,500
Payments on short term loan	(12,521)	—
Debt issuance costs	(85)	(720)
Cash Provided by Financing Activities	$9,111	$39,764

Net Increase (decrease) in Cash and cash equivalents and Restricted cash	$1,455	$(1,412)
Total Cash and cash equivalents and Restricted cash, Beginning of Period	2,534	3,946
Total Cash and cash equivalents and Restricted cash, End of Period	$3,989	$2,534

Supplemental cash flow information

	Year Ended December 31,
	2020	2019
Cash paid during the year for:
Income taxes	$—	$—
Interest, net	$2,309	$265

Non-cash financing and investing transactions:
ABL guarantor warrants	$230	$—
Stock issued for services	$1,372	$—
Noncash acquisition of right-of-use asset for leases entered into during period	$—	$607
Noncash acquisition of operating lease liability for leases entered into during the period	$—	$(594)
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
On May 6, 2019, the Company completed the reverse acquisition of TruPet LLC (“TruPet”) and Bona Vida Inc. (“Bona Vida”) in a pair of all stock transactions (together referred to as the “May Acquisitions”) through the issuance of shares of common stock. Following the completion of the May Acquisitions, the business conducted by the Company became primarily the businesses conducted by TruPet and Bona Vida. As a result, the consolidated financial statements for the year ended December 31, 2019 are comprised of the results of TruPet for the period between January 1, 2019 and December 31, 2019 and the results of Bona Vida beginning May 6, 2019 through December 31, 2019. The Company completed the acquisition of Halo on December 19, 2019 (see "Note 2 - Acquisitions"). Accordingly, Halo's operations are included in the Company's consolidated financial statements beginning on December 19, 2019.
Basis of Presentation
The Company’s consolidated financial statements are prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for annual financial reports and accounting principles generally accepted in the United States ("GAAP"). Certain reclassifications have been made to conform the prior period data to the current presentation. These reclassifications had no material effect on the reported results.
Consolidation
The financial statements are presented on a consolidated basis subsequent to acquisitions and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates these assumptions, judgments and estimates. Actual results may differ from these estimates. In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive loss for the years ended December 31, 2020 and 2019, the financial position as of December 31, 2020 and 2019 and the cash flows for the years ended December 31, 2020 and 2019.
Going Concern Considerations
The Company is subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of its products, the successful protection of its proprietary technologies, ability to grow into new markets, and compliance with government regulations. As of March 2021, the Company has not experienced a significant adverse impact to its business, financial condition or cash flows resulting from the COVID-19 pandemic. However, uncertainties regarding the continued economic impact of COVID-19 are likely to result in sustained market turmoil which could also negatively impact the Company's business, financial condition, and cash flows in the future. The Company has continually incurred losses and has an accumulated deficit. The Company continues to rely on current investors and the public markets to finance these losses through debt and/or equity issuances. These operating losses, working capital deficit and the outstanding debt create substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these consolidated financial statements are issued. The Company is implementing plans to achieve cost savings and other strategic objectives to address these conditions. The Company expects cost savings from consolidation of third-party manufacturers, optimizing shipping and warehousing as well as overhead cost reductions. The business is focused on successful completion of capital raises and growing the most profitable channels while reducing investments in areas that are not expected to have long-term benefits. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and payments of liabilities in the ordinary course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

Summary of Significant Accounting Policies
Cash and cash equivalents
Cash and cash equivalents include demand deposits held with banks and highly liquid investments with original maturities of ninety days or less at acquisition date. For purposes of reporting cash flows, the Company considers all cash accounts that are not subject to withdrawal restrictions or penalties to be cash and cash equivalents.
Restricted cash
The Company was required to maintain a restricted cash balance of less than $0.1 million and $0.2 million as of December 31, 2020 and 2019, respectively, associated with a business credit card and credit card clearance operations.
Accounts receivable and allowance for doubtful accounts
Accounts receivable consist of unpaid buyer invoices from the Company’s Retail customers and credit card payments receivable from third-party credit card processing companies. Accounts receivable is stated at the amount billed to customers, net of point of sale and cash discounts. The Company assesses the collectability of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors. Based on this analysis, an allowance for doubtful accounts is recorded. The provision for doubtful accounts is included in general and administrative expense in the consolidated statements of operations. The Company recorded a $0.1 million allowance for doubtful accounts for the year ended December 31, 2020 and 2019, respectively.
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
Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of property or equipment retired or otherwise disposed of and the related accumulated depreciation are removed from the property and equipment accounts in the year of disposal with the resulting gain or loss reflected in general and administrative expenses. Depreciation expense is included as a component of general and administrative expenses.
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
Goodwill
Goodwill is evaluated for impairment either through a qualitative or quantitative approach annually, or more frequently if an event occurs or circumstances change that indicate the carrying value of a reporting unit may not be recoverable. If a quantitative assessment is performed that indicates the carrying amount of a reporting unit exceeds its fair market value, an impairment loss is recognized to reduce the carrying amount to its fair market value. The fair market value is determined based on a weighting of the present value of projected future cash flows (the “income approach”) and the use of comparative market approaches (“market approach”). Factors requiring significant judgment include, among others, the assumptions related to discount rates, forecasted operating results, long-term growth rates, the determination of comparable companies and market multiples. Changes in economic and operating conditions or changes in the Company's business strategies that occur after the annual impairment analysis may impact these assumptions and result in a future goodwill impairment charge, which could be material to our consolidated financial statements. Fair value measurements used in the impairment review of goodwill are Level 3 measurements. See further information about our policy for fair value measurements within this section below. See "Note 9 - Intangible assets, royalties, and goodwill" for additional information regarding the impairment test.

Intangible assets
Intangible assets acquired are carried at cost, less accumulated amortization. The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable and any not expected to be recovered through undiscounted future net cash flows are written down to current fair value. Amortization expense is included as a component of general and administrative expenses.
Redeemable convertible preferred stock
In accordance with Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 480, “Distinguishing Liabilities from Equity (ASC 480)”, preferred stock issued with redemption provisions that are outside of the control of the Company or that contain certain redemption rights in a deemed liquidation event is required to be presented outside of stockholders’ deficit on the face of the consolidated balance sheet. The Company’s Redeemable Series E Convertible Preferred Stock (the “Series E”) contained redemption provisions that required it to be presented outside of stockholders’ deficit. The Company's Redeemable Series F Preferred Stock (the "Series F") contains redemption provisions that require it to be presented within stockholder's deficit.
Common Stock Warrants
Common stock warrants are recorded in accordance ASC 480 as either liabilities or as equity instruments, depending on the specific terms of the warrant agreement. Warrants classified as liabilities are revalued at each balance sheet date subsequent to the initial issuance and changes in the fair value are reflected in the consolidated statement of operations as change in fair value of warrant liability. Upon exercise, the warrant is marked to fair value at the conversion date and the related fair value is reclassified to equity.
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that some or all the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2020 and 2019, the Company does not have any significant uncertain income tax positions. If incurred, the Company would classify interest and penalties on uncertain tax positions as income tax expense.
The Company was incorporated on May 6, 2019. Prior to this date, the Company operated as a flow through entity for state and United States federal tax purposes. The Company files a U.S. federal and state income tax return, including for its wholly owned subsidiaries.
Revenue
The Company recognizes revenue to depict the transfer of promised goods to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods in accordance with the provisions of FASB ASC Topic 606, “Revenue from Contracts with Customers (ASC 606).”
In order to recognize revenue, the Company applies the following five (5) steps:
•Identify a customer along with a corresponding contract;
•Identify the performance obligation(s) in the contract to transfer goods to a customer;
•Determine the transaction price the Company expects to be entitled to in exchange for transferring promised goods to a customer;
•Allocate the transaction price to the performance obligation(s) in the contract; and
•Recognize revenue when or as the Company satisfies the performance obligation(s).
Generally, revenue is recognized when the product is shipped as this is when it has been determined that control has been transferred. Amounts billed and due from our customers are classified as receivables and require payment on a short-term basis.

Cost of goods sold
Cost of goods sold consists primarily of the cost of product obtained from third-party contract manufacturing plants, packaging materials and inventory freight for shipping product.
Advertising
The Company charges advertising costs to expense as incurred and such charges are included in sales and marketing expenses in the Consolidated Statements of Operations and Comprehensive Loss. Our advertising expenses consisting primarily of online advertising, search costs, email advertising, and radio advertising. In addition, with the acquisition of Halo, we reimburse our customers and third parties for in store activities and record these costs as sales and marketing expenses. Advertising costs were $5.8 million and $6.7 million for the years ended December 31, 2020 and 2019, respectively.
Customer service and warehousing
Customer service and warehousing include wages associated with customer service and fulfillment of DTC customer orders.
Operating leases
We determine if a contract or arrangement meets the definition of a lease at inception. The Company’s operating leases relate to real estate. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Lease renewal options are not included in the measurement of the right-of-use assets and right-of-use liabilities unless the Company is reasonably certain to exercise the optional renewal periods. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Additionally, the Company’s leases contain rent escalations over the lease term and the Company recognizes expense for these leases on a straight-line basis over the lease term. Some of the Company’s leases include rent escalations based on inflation indexes. The Company has elected to make the accounting policy election for short-term leases. Consequently, short-term leases are recorded as an expense on a straight-line basis over the lease term.
In addition to base rent, certain of our operating leases require variable payments of property taxes, insurance and common area maintenance. These variable lease costs, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred.
The Company’s leases do not provide a readily available implicit rate. Therefore, the Company estimates the incremental borrowing discount rate based on information available at lease commencement. The discount rates used are indicative of a synthetic credit rating based on quantitative and qualitative analysis.
Fair value of financial instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy uses a framework which requires categorizing assets and liabilities into one of three levels based on the inputs used in valuing the asset or liability.
Level 1 inputs are unadjusted, quoted market prices in active markets for identical assets or liabilities.
Level 2 inputs are observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
Level 3 inputs include unobservable inputs that are supported by little, infrequent or no market activity and reflect management’s own assumptions about inputs used in pricing the asset or liability.
Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The Company’s financial instruments recognized on the Consolidated Balance Sheets consist of cash and cash equivalents, restricted cash, accounts receivable, prepaid deposits, accounts payable, short term loan, line of credit, subordinated convertible notes, accrued liabilities, other liabilities, and warrant liabilities. The warrant liability is remeasured at fair value each reporting period and represents a Level 3 financial instrument. The fair values for short term loan and PPP loans are deemed to be equivalent to their respective carrying values due to their relative short term nature. The fair value for the Company’s line of credit approximates carrying value as the instrument has a variable interest rate that approximates market rates. The fair values for the Notes Payable are determined by applying the income approach using a discounted cash flow model which primarily using unobservable inputs (Level 3).

Fair value measurements of non-financial assets and non-financial liabilities reflect Level 3 inputs and are primarily used to measure the estimated fair values of assets acquired and liabilities assumed in business combinations, for goodwill, other intangible assets and long-lived assets impairment analyses and the valuation of acquired intangibles.
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
Share-based compensation
The Company recognizes compensation expense for all share–based payments in accordance with FASB ASC Topic 718, "Compensation – Stock Compensation (ASC 718)". The Company follows the fair value method of accounting for awards granted to employees, directors, officers and consultants. Share-based awards are measured at their estimated fair value on each respective grant date. The Company recognizes share-based payment expenses over the vesting period. The Company’s share-based compensation awards are subject only to service based vesting conditions. Pursuant to ASC 718-10-35-8, the Company recognizes compensation cost for stock awards with only service conditions that have a graded vesting schedule on a straight-line basis over the service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Forfeitures are accounted for as they occur.
Segment information
Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker ("CODM") in making decisions regarding resource allocation and assessing performance. The Company has viewed its operations and manages its business as one segment. The Company’s CODM reviews operating results on an aggregated basis. All the assets and operations of the Company are in the United States.
Recently Issued Accounting Pronouncements
The Company has reviewed the Accounting Standards Updates ("ASU"), accounting pronouncements and interpretations thereof issued by the FASB that have effective dates during the reporting period and in future periods.
Recently adopted
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

Issued but not yet adopted
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326),” a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard is effective for the Company on January 1, 2023, and early adoption is permitted. The Company is currently evaluating the impact the new standard will have on its consolidated financial statements and does not expect the impact to be material.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (IBORs) and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. Topic 848 provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The ASU can be adopted no later than December 1, 2022 with early adoption permitted. The Company is currently evaluating the impact the standard will have on its consolidated financial statements and related disclosures, as well as the potential impact of reference rate reform on our debt instruments.
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
Note 2 - Acquisitions
Acquisition of Halo
On October 15, 2019, the Company entered into a Stock Purchase Agreement to acquire Halo and the acquisition (the "Halo Acquisition") was completed on December 19, 2019 (the “Halo Acquisition Date”), for $38.2 million. The consideration was subject to customary adjustments for Halo’s net working capital, cash, and indebtedness, and consisted of a combination of cash consideration ($20.5 million), shares of the Company’s common stock ($3.9 million), Seller Notes ($15 million), and Seller Warrants ($0.3 million). The Company incurred $0.9 million in transaction costs, which are included in general and administrative expenses.

The Halo Acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to the identifiable assets and liabilities based on their estimated fair values at the Halo Acquisition Date. The purchase price allocation is summarized as follows (in thousands):

Halo
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

On May 6, 2019, the fair values of the assets and liabilities acquired were (in thousands):

	Better Choice Company	Bona Vida	Total
Total Purchase Price	$37,949	$108,620	$146,569
Net Assets (Liabilities) Acquired:
Assets
Cash and cash equivalents	7	384	391
Restricted cash	—	25	25
Accounts receivable	—	69	69
Inventories	—	95	95
Prepaid expenses and other current assets	32	348	380
Intangible assets	986	—	986
Other assets	—	74	74
Total Assets	1,025	995	2,020
Liabilities
Warrant derivative liability	2,130	—	2,130
Accounts payable & accrued liabilities	544	153	697
Total Liabilities	2,674	153	2,827
Net Assets (Liabilities) Acquired	(1,649)	842	(807)
Loss on Acquisitions	$(39,598)	$(107,778)	$(147,376)
Note 3 – Revenue
The Company records revenue net of discounts. Discounts primarily consist of early pay discounts, general percentage allowances and contractual trade promotions such as auto-ship subscriptions.
The Company excludes sales taxes collected from revenues. Retail-partner based customers are not subject to sales tax.
Revenue is deferred for orders that have been paid for, but not shipped. Based on historical experience, the Company records an estimated liability for returns. Product returns were $0.3 million and less than $0.4 million in 2020 and 2019, respectively.
The TLC loyalty program enables customers to accumulate points based on their spending. A portion of revenue is deferred at the time of sale when points are earned and recognized when the loyalty points are redeemed. As of December 31, 2020 and 2019, customers held unredeemed loyalty program awards of $0.4 million and $0.2 million, respectively. The Company recognized revenue of $0.5 million and less than $0.2 million from the loyalty program for the years ended December 31, 2020 and 2019, respectively.
Shipping costs associated with moving finished products to customers were $1.5 million and $2.3 million for the years ended December 31, 2020 and 2019, respectively. Such shipping costs are recorded as part of general and administrative expenses.
We group our revenue channels into four distinct categories: E-Commerce, which includes the sale of product to online retailers such as Amazon and Chewy; Brick & Mortar, which includes the sale of product to pet specialty chains such as Petco, select grocery chains, and neighborhood pet stores; DTC which includes the sale of product through our online web platform; and International, which includes the sale of product to foreign distribution partners and to select international retailers. We believe our omni-channel approach is a significant competitive advantage, as it allows us to design and sell products purpose-built for success in specific channels while maintaining our ability to leverage marketing and sales resources cross-channel.

Information about the Company’s revenue channels is as follows (in thousands):

	Twelve Months Ended December 31,
	2020		2019
E-commerce	$14,218	34%	$1,952	13%
Brick & Mortar	8,982	21%	194	1%
DTC	10,778	25%	13,392	86%
International	8,612	20%	39	—%
Net Sales	$42,590	100%	$15,577	100%
Note 4 - Inventories
Inventories are summarized as follows (in thousands):

	December 31, 2020	December 31, 2019
Food, treats and supplements	$4,987	$6,425
Inventory packaging and supplies	596	504
Other products and accessories	—	73
Total inventories	5,583	7,002
Inventory reserve	(714)	(422)
Inventories, net	$4,869	$6,580
Note 5 – Prepaid expenses and other current assets

	December 31, 2020	December 31, 2019
Prepaid advertising contract with iHeart (1)	$1,788	$1,776
Other prepaid expenses and other current assets (2)	2,286	865
Total Prepaid expenses and other current assets	4,074	2,641
(1) On August 28, 2019, the Company entered into a radio advertising agreement with iHeart Media + Entertainment, Inc. and issued 1,000,000 shares of common stock valued at $3.4 million for future advertising to be provided to the Company from August 2019 to August 2021. The Company issued an additional 125,000 shares valued at $0.1 million on March 5, 2020 pursuant to the agreement. The agreement requires the Company to spend a minimum amount for talent fees or other direct iHeart costs. The company committed to using $1.7 million of the media inventory by August 28, 2020, with the remainder of the inventory available through August 28, 2021. On August 28, 2020 the contract was amended to extend the commitment dates by one year, whereas $1.7 million of the advertising media inventory will now be used by August 28, 2021, with the remainder available through August 28, 2022. The long-term portion of the contract balance of $1.2 million and $1.1 million was recorded in other non-current assets as of December 31, 2020 and 2019, respectively.
(2) As of December 31, 2020, this amount includes various other prepaid contracts. The Company entered into an agreement for access to an investment platform in exchange for 500,000 shares of common stock valued at $0.6 million for a period of one year. Additionally, the Company entered into an agreement for marketing services in exchange for 500,000 shares of common stock valued at $0.5 million from January 2021 to January 2022.
Note 6 - Property and equipment
Property and equipment consist of the following (in thousands):

	Estimated Useful Life	December 31, 2020	December 31, 2019
Equipment	3 - 7 years	$234	$222
Furniture and fixtures	5 - 7 years	150	138
Computer software	3 years	111	115
Computer equipment	2 - 3 years	4	4
Total property and equipment		499	479
Accumulated depreciation		(247)	(62)
Net property and equipment		$252	$417
Depreciation expense was $0.2 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively.

Note 7 – Accrued liabilities
Accrued liabilities consist of the following (in thousands):

	December 31, 2020	December 31, 2019
Accrued professional fees (1)	$704	$1,695
Accrued sales tax	1,009	1,233
Accrued payroll and benefits	913	994
Accrued trade promotions	106	357
Accrued dividends (2)	—	256
Accrued interest	86	109
Other	185	77
Total accrued liabilities	$3,003	$4,721
(1) The Company recognized a reduction in accrued legal fees related to a finalized settlement of amounts that were accrued for in 2019.
(2) Accrued dividends related to the Series E were less than $0.3 million as of December 31, 2019. In connection with the issuance of Series F Preferred Stock in October 2020, all accrued dividends were settled through the terms of the exchange agreement related to the Series E Preferred Stock. See "Note 13 - Redeemable convertible preferred stock" for additional information.
Note 8 – Operating leases
The table below presents certain information related to the lease costs for operating leases (in thousands):

	Year ended December 31
	2020	2019
Operating lease costs	$307	$369
Short-term lease costs	130	115
Variable lease costs	27	31
Total operating lease costs	$464	$515
The following table presents weighted-average terms for our operating leases:

	Year ended December 31
	2020	2019
Weighted-average remaining lease term	1.9	2.6
Weighted-average discount rate	12.5%	12.5%

The following table presents the maturities of operating lease liabilities as of December 31, 2020 (in thousands):

2021	204
2022	186
2023	7
Total maturities of operating lease liabilities	397
Less: imputed interest	40
Present value of future minimum lease payments	$357
Note 9 – Intangible assets, royalties, and goodwill
Intangible assets and royalties
In May 2019, the Company acquired a licensing agreement with Authentic Brands and Elvis Presley Enterprises (“ABG”).  The licensing agreement required an upfront equity payment of $1.0 million worth of common stock and the license was recorded at its amortized cost which approximated fair value. The Company did not plan to use the license in the future and therefore terminated the agreement on January 13, 2020. The Company recognized an impairment charge for the net book value of the licensing agreement as of and for the year ended December 31, 2019.

As part of the termination, the Company: (1) paid ABG $0.1 million in cash upon the signing of the termination agreement on January 13, 2020, (2) issued ABG 72,720 shares of the Company’s common stock on January 13, 2020, (3) agreed to pay ABG $0.1 million in cash in four equal installments each month from July 31, 2020 through October 31, 2020, (4) issued ABG $0.6 million aggregate principal amount of Subordinated Promissory Notes (the “ABG Notes”) effective January 20, 2020, and (5) issued ABG a common stock purchase warrant (the “ABG Warrants”) equal to a fair value of $150,000 on January 20, 2020. The terms of the ABG Notes match those of the Seller Notes, including convertible features exercisable any time after the date of issuance, a 10% interest rate and maturity date of June 30, 2023. The ABG Warrants are exercisable for 24 months from the date of the consummation of an IPO (as defined in the ABG Warrants) and carried an initial exercise price equal to the greater of (i) $5.00 per share or (ii) the price at which the common stock was sold in the IPO. The fair values of the ABG Notes and ABG Warrants on their issuance dates were $0.6 million and less than $0.1 million, respectively. On June 24, 2020, the exercise price of the ABG Warrants was amended in connection with the issuance of the June 2020 Notes (defined below) to lower the maximum exercise price from $5.00 to $4.25 per share. See "Note 10 - Debt" and "Note 11 - Warrants" for additional information. The total cost of the contract termination noted above is measured at its fair value of $1.1 million and is included in general and administrative expense.
The Company’s intangible assets (in thousands) and related useful lives (in years) are as follows:

			December 31, 2020		December 31, 2019
	Estimated Useful Life	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount (1)
Customer relationships	7	$7,190	$(1,059)	$6,131	$(35)	$7,155
Trade name	15	7,500	(516)	6,984	(14)	7,486
Total intangible assets		$14,690	$(1,575)	$13,115	$(49)	$14,641
(1) The gross intangible asset values and the net carrying amount as of December 31, 2019 have been updated to correct an immaterial disclosure reporting error in our 2019 Annual Report on Form 10-K.
Amortization expense was $1.5 million and less than $0.1 million for the years ended December 31, 2020 and 2019, respectively.
The estimated future amortization of intangible assets over the remaining weighted average useful life of 10.2 years is as follows (in thousands):

2021	$1,526
2022	1,526
2023	1,526
2024	1,526
2025	1,526
Thereafter	5,485
$13,115
There were no indicators or impairment of the intangible assets as of December 31, 2020.
Goodwill
Goodwill of $18.6 million was recognized in connection with the Halo Acquisition. The Company performed a quantitative assessment for its annual impairment test as of October 1, 2020. Under the quantitative approach, the Company makes various estimates and assumptions in determining the estimated fair value of the reporting unit using a combination of discount cash flow models and valuations based on earnings multiples for guideline public companies when externally quoted market prices are not readily available. As of and for the years ended December 31, 2020 and 2019, there was no accumulated impairment loss and no impairment expense related to goodwill.

Note 10 – Debt
The components of the Company’s debt consist of the following (in thousands):

	December 31, 2020			December 31, 2019
	Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
Short term loan, net	$7,826	(1)	1/15/2021	$16,061	(1)	12/19/2020
Line of credit, net	5,023	(2)	7/5/2022	4,819	(1)	12/19/2020
November 2019 notes payable, net (November 2019 Notes)	2,830	10%	6/30/2023	2,769	10%	11/4/2021
December 2019 notes payable, net (Senior Seller Notes)	10,332	10%	6/30/2023	9,191	10%	6/30/2023
December 2019 notes payable, net (Junior Seller Notes)	4,973	10%	6/30/2023	4,410	10%	6/30/2023
ABG notes payable, net (ABG Notes)	687	10%	6/30/2023	—	—	—
June 2020 notes payable, net (June 2020 Notes)	88	10%	6/30/2023	—	—	—
Halo PPP Loan	431	1%	5/3/2022	—	—
TruPet PPP Loan	421	.98%	4/6/2022	—	—	—
Total debt	32,611			37,250
Less current portion	8,016			20,880
Total long term debt	$24,595			$16,370
(1)Interest at Bank of Montreal Prime plus 8.05%
(2)Interest at a variable rate of LIBOR plus 250 basis points with and interest rate floor of 3.25% per annum
Short term loan and line of credit
On the Halo Acquisition date, December 19, 2019, the Company entered into a Loan Facilities Agreement (the “Facilities Agreement”) by and among the Company, as the borrower, the several lenders from time to time parties thereto (collectively, the “Lenders”) and a private debt lender, as agent (the “Agent”). The Facilities Agreement provided for (i) a term loan facility of $20.5 million and (ii) a revolving demand loan facility not to exceed $7.5 million. The term loan was scheduled to mature on December 19, 2020 or such earlier date on which a demand is made by the Agent or any Lender and was extended as discussed below. The remaining revolving credit facility balance of $5.1 million was repaid in full with a portion of the proceeds from the ABL Facility, discussed below, and resulted in a loss on debt extinguishment of $0.1 million.
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
On July 16, 2020, the Company entered into a revolving line of credit with Citizens Business Bank in the aggregate amount of $7.5 million (the “ABL Facility”). The proceeds of the ABL Facility were used (i) to repay all principal, interest and fees outstanding under the Company’s existing revolving credit facility and (ii) for general corporate purposes. Debt issuance costs of $0.1 million were incurred related to the Company entering into this revolving line of credit.
The ABL Facility matures on July 5, 2022 and bears interest at a variable rate of LIBOR plus 250 basis points, with an interest rate floor of 3.25% per annum. Accrued interest on the ABL Facility is payable monthly commencing on August 5, 2020. The ABL Agreement provides for customary financial covenants, such as maintaining a specified adjusted EBITDA and a maximum senior debt leverage ratio, that commence on December 31, 2020 and customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company prepaid the principal of the ABL Facility in full and did not incur any prepayment charges. See "Note 21 - Subsequent events" for additional information related to the revolver.
The ABL Facility is secured by a general security interest on the assets of the Company and is personally guaranteed by a member of the Company’s board of directors.
On October 5, 2020, the Company paid down the term loan by $11.0 million using proceeds from the Series F Private Placement. On October 29, 2020, the Company made an additional pay down on the term loan by $1.0 million using additional proceeds from the Series F Private Placement.

On November 25, 2020, Better Choice Company Inc. (the “Company”) entered into the fifth amendment (the “Fifth Amendment”) to the Facilities Agreement, extending the maturity date of the term loan to January 15, 2021. The Company paid down the short term loan in full during January 2021. See "Note 21 - Subsequent events" for additional information related to the term loan.
As of December 31, 2020 and 2019, the term loan outstanding was $7.8 million and $16.1 million, net of debt issuance costs and discounts of less than $0.2 million and $4.4 million, respectively, and the line of credit outstanding was $5.0 million and $4.8 million, net of debt issuance costs of $0.2 million and $0.2 million, respectively. The debt issuance costs and discounts are amortized using the effective interest method.
As of December 31, 2020 and 2019, the Company was in compliance with its debt covenants.
Notes payable
On November 4, 2019, the Company issued $2.8 million of subordinated convertible notes (the “November 2019 Notes”) which carry a 10% interest rate and mature on November 4, 2021.  The interest is payable in arrears on March 31, June 30, September 30 and December 31 of each year. Payment in kind ("PIK") interest is payable by increasing the aggregate principal amount of the November 2019 Notes.  The November 2019 Notes are exercisable any time from the date of issuance and carried an initial conversion price of the lower of (a) $4.00 per share or (b) the IPO Price(defined as the price at which the Company’s stock will be sold in a future IPO).
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
As of December 31, 2020 and 2019, the aggregate amount of November 2019 Notes outstanding was $2.8 million and $2.8 million, respectively, net of discounts of less than $0.3 million and less than $0.1 million, respectively. The discounts are being amortized over the life of the November 2019 Notes using the effective interest method.
On December 19, 2019, the Company issued $10.0 million and $5.0 million in senior subordinated convertible notes (the “Senior Seller Notes”) and junior subordinated convertible notes (the “Junior Seller Notes” and together with the Senior Seller Notes, the “Seller Notes”), respectively, to the sellers of Halo.  The Seller Notes are exercisable any time from the date of issuance and carry a 10% interest rate and mature on June 30, 2023. Interest is payable in arrears on March 31, June 30, September 30 and December 31 of each year. PIK interest is payable by increasing the aggregate principal amount of the Seller Notes. The Seller Notes carried a conversion price of the lower of (a) $4.00 per share or (b) the IPO Price.
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
As of December 31, 2020, the Senior Seller Notes outstanding were $10.3 million, net of discounts of $0.8 million, and the Junior Seller Notes outstanding were $5.0 million, net of discounts of $0.5 million. As of December 31, 2019, the Senior Seller Notes outstanding were $9.2 million, net of discounts of $0.9 million, and the Junior Seller Notes outstanding were $4.4 million, net of discounts of $0.5 million. The discounts are being amortized over the life of the Seller Notes using the effective interest method.
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
As of December 31, 2020, the ABG Notes outstanding was $0.7 million, including a debt premium of less than $0.1 million. The debt premium is being amortized over the life of the ABG Notes using the effective interest method.
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
As of December 31, 2020, the amount outstanding on the June 2020 Notes was less than $0.1 million, net of discounts of less than $1.5 million. The discounts are being amortized over the life of the June 2020 Notes using the effective interest method.
The exercise, conversion or exchange of convertible securities, including for other securities, will dilute the percentage ownership of the Company’s stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect the Company’s ability to obtain additional capital.
As of December 31, 2020 and 2019, the Company was in compliance with all covenant requirements and there were no events of default. All notes payable are subordinated to the short term loan and line of credit.
PPP loans
On April 10, 2020, TruPet, LLC, a wholly owned subsidiary of Better Choice Company Inc., was granted a loan from JPMorgan Chase Bank, N.A. in the aggregate amount of $0.4 million, pursuant to the PPP under Division A, Title I of the CARES Act (the "TruPet PPP Loan"). The loan matures on April 6, 2022, and bears interest at a rate of 0.98% per annum, payable monthly commencing on November 6, 2020. As of December 31, 2020, the TruPet PPP loan outstanding was $0.4 million.
On May 7, 2020, Halo, Purely for Pets, Inc., a wholly owned subsidiary of Better Choice Company Inc., was granted a loan from Wells Fargo Bank, N.A. in the aggregate amount of $0.4 million, pursuant to the PPP (the “Halo PPP Loan”). The loan matures on May 3, 2022 and bears interest at a rate of 1.00% per annum, with interest and principal payable monthly, commencing on November 1, 2020. As of December 31, 2020, the Halo PPP Loan outstanding was $0.4 million.
Under the terms of the PPP, certain amounts of the loans may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company has used the entire loan amounts for qualifying expenses.
The Company recorded interest expense related to its outstanding indebtedness of $9.2 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively.
Fair Value
The fair value of the November 2019, Senior Seller Notes and Junior Seller Notes, ABG Notes and June 2020 Notes were approximately $2.5 million, $9.0 million, $4.5 million, $0.5 million, and $1.3 million, respectively, as of December 31, 2020. Fair value was determined by applying the income approach using a discounted cash flow model which primarily uses unobservable inputs (Level 3).
The carrying amounts of the Company’s short term loan and PPP loans approximates fair value due to its short term nature. The carrying amount for the Company’s line of credit approximates fair value as the instrument has a variable interest rate that approximates market rates.

Note 11 – Warrants
The following illustrates the Company's outstanding warrants to purchase shares of the Company's common stock as of and for the years ending December 31, 2020 and 2019:

	Warrants	Exercise Price
Warrants acquired on May 6, 2019	712,823	$3.90
Issued	17,414,030	$3.27
Exercised	(1,144,999)	$3.50
Warrants outstanding as of December 31, 2019	16,981,854	$3.23
Issued	49,928,469	$0.77
Exercised	(1,937,690)	$0.58
Terminated/Expired	(5,470,655)	$3.07
Warrants outstanding as of December 31, 2020	59,501,978	$1.22
The intrinsic value of outstanding warrants was $23.8 million and $12.2 million as of December 31, 2020 and 2019, respectively. The following discussion provides details on the various types of outstanding warrants and the related relevant disclosures around each type.
Warrant Derivative Liability
In connection with the May Acquisitions, the Company acquired 712,823 warrants with a weighted average exercise price of $3.90 (the "May Acquisitions Warrants"). These warrants included an option to settle in cash in the event of a change of control of the Company and a reset feature if the Company issues shares of common stock with a strike price below the exercise price of the warrants, which required the Company to record the warrants as a derivative liability. The Company calculates the fair value of the derivative liability through a Monte Carlo Model that values the warrants based upon a probability weighted discounted cash flow model.
During January 2020, the Company issued shares below the exercise price of the May Acquisitions Warrants. As such, the Company issued an additional 1,003,232 warrants on March 17, 2020 to certain of its warrant holders at an exercise price of $1.62 and modified the exercise price of the existing May Acquisitions Warrants to $1.62.
During June 2020, the Company issued common stock equivalents below the exercise price of the warrants issued on March 17, 2020. As such, the Company issued an additional 1,990,624 warrants to certain of its warrant holders at an exercise price of $0.75 and modified the exercise price of the existing warrants to $0.75.
During September 2020, the Company amended all of these warrants to eliminate certain anti-dilution rights, fix the number of shares of common stock purchasable under each warrant, and set the exercise price thereof at $0.65 per share. As such, the Company issued an additional 570,258 warrants to certain of its warrant holders at an exercise price of $0.65.
During the fourth quarter of 2020, holders exercised a total 1,687,690 warrants for which the Company issued shares of common stock. During December 2020, 2,512,321 of these warrants expired and an immaterial amount remained outstanding as of December 31, 2020, all of which expired during January 2021.
The warrants are valued based on future assumptions and, as the reset triggers were known events on December 31, 2020 and 2019, the Company included the triggers in the valuations performed during the periods ended December 31, 2020 and 2019. The following schedules show the fair value of the warrant derivative liability as of December 31, 2020 and 2019, and the change in fair value during the years ended December 31, 2020 and 2019 (in thousands):

Warrant Derivative Liability
Assumption of warrants in May Acquisitions	$2,130
Change in fair value of warrant derivative liability	90
Balance as of December 31, 2019	$2,220
Change in fair value of warrant derivative liability	(2,220)
Balance as of December 31, 2020	$—

Series F Warrant Liability
During October 2020, the Company issued 43,403,130 warrants in connection with the Series F insider-led equity financing with an exercise price of $0.75. The warrants are exercisable on the date of issuance and expire 72 months after the date of issuance. These warrants include a reset feature if the Company issues common stock, options, or convertible securities with a strike price below the exercise price of the warrants. These warrants did not meet the definition of a derivative or the requirements to be considered equity; as such, the Company recorded these as a liability. See "Note 13 - Redeemable convertible preferred stock" for more information on Series F.
The Company calculated the fair value of the warrant liability through a Monte Carlo Model and a Black Scholes Option Model. The total value of the consideration received in connection with the Series F Private Placement was first allocated to the warrant liability, with the remainder allocated to the preferred stock, which led to a discount ascribed to the Series F Preferred Stock. Accordingly, the Company recorded a discount of $14.6 million on the Series F Preferred Stock by adjusting Series F Additional Paid-in Capital.
The following schedule shows the fair value of the warrant liability upon issuance and the change in fair value during the year ended December 31, 2020 (in thousands):

Warrant Liability
Issuance of Series F warrants	$14,952
Change in fair value of warrant liability	24,898
Balance as of December 31, 2020	$39,850
The following schedule shows the inputs used to measure the fair value of the warrant liability as of December 31, 2020:

Warrant liability	December 31, 2020
Stock price	$1.27
Exercise price	$0.75
Expected remaining term (in years)	5.75 – 5.81
Volatility	67.5%
Risk-free interest rate	0.5%
The valuation of the warrants is subject to uncertainty as a result of the unobservable inputs. If the volatility rate or risk-free interest rate were to change, the value of the warrants would be impacted.
Equity-Classified Warrants
On May 6, 2019 as part of the PIPE, the Company issued 5,744,991 warrants with an exercise price of $4.25. Additionally, in connection with the PIPE transaction, the Company issued 220,539 warrants to brokers with an exercise price of $3.00. The warrants are exercisable on the date of issuance and expire 24 months from the date of the consummation of a future IPO.
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
On June 24, 2020, the warrants related to the November 2019 Notes and Seller Notes were amended in connection with the issuance of the June 2020 Notes to lower the maximum exercise price applicable to these warrants from $5.00 to $4.25 per share. The decrease in the exercise price resulted in an increase to the fair value of the warrants of $0.1 million which the Company recognized in general and administrative expense.
On December 19, 2019 the Company issued 6,500,000 warrants with an exercise price of $1.82 in conjunction with the short term loan (the "Guarantor Warrants"). The warrants are exercisable on the date of issuance and expire 24 months from the date of the consummation of a future IPO. The Guarantor Warrants had a fair value of $4.2 million on the date of issuance.

On June 24, 2020, the Company issued 1,000,000 warrants with an exercise price of $1.25 per share in connection with the June 2020 Notes (the “June 2020 Warrants”), which were exercisable on the date of issuance and expire on the earlier of (i) 84 months from the date of the consummation of an underwritten public offering or other up-list transaction or (ii) June 30, 2030.
On July 20, 2020, the Company issued 300,000 warrants with an exercise price of $1.05 per share in consideration for a personal guarantee by a member of the Company's board of directors on the ABL Facility (the "July 2020 Guarantor Warrants"), which were exercisable on the date of issuance and expire on the earlier of (i) 84 months from the date of the consummation of an underwritten public offering or other up-list transaction or (ii) June 30, 2030.
Warrants Issued as Compensation
On September 17, 2019, a Company advisor was issued 2,500,000 warrants with an exercise price of $0.10 and 1,500,000 warrants with an exercise price of $10.00. The warrants were exercisable as follows: 1,250,000 of the warrants with the $0.10 exercise price (the "Tranche 1 Warrants") were exercisable on the earlier of the twelve-month anniversary of the issuance date or immediately prior to a change in control subject to the advisor’s continued service to the Company; the remaining 1,250,000 of the warrants with the $0.10 exercise price (the "Tranche 2 Warrants") and the 1,500,000 warrants with the $10.00 exercise price (the "Tranche 3 Warrants") were exercisable on the earlier of the eighteen-month anniversary of the issuance date or immediately prior to a change in control subject to the advisor’s continued service to the Company.
On June 1, 2020, the Company entered into a termination agreement (the “Termination Agreement”) with the advisor. Pursuant to the terms of the Termination Agreement, the Tranche 1 Warrants were amended to reduce the number of shares of common stock purchasable thereunder to 1,041,666 shares, and the Tranche 2 Warrants and Tranche 3 Warrants were cancelled. The Tranche 1 Warrants (as amended pursuant to the Termination Agreement) were fully vested as of the date of the termination of the agreement and will remain exercisable until September 17, 2029. Furthermore, if the Company engages in any restricted business line as defined in the Termination Agreement, the Company will issue to the former advisor additional shares of common stock based on formulas intended to compensate the former advisor for the warrants that were reduced or terminated. In connection with the Termination Agreement, the Company recorded expense of $5.7 million during the year ended December 31, 2020 in general and administrative expense.
On June 24, 2020, the Company issued 1,000,000 warrants with an exercise price of $1.25 per share to two non-employee directors, which were exercisable on the date of issuance and expire on the earlier of (i) 84 months from the date of the consummation of an underwritten public offering or other up-list transaction or (ii) June 30, 2030. On July 20, 2020, the Company issued 200,000 warrants two non-employee directors at a price of $1.05 per share (the "July 2020 Director Warrants"), which were exercisable on the date of issuance and expire on the earlier of (i) 84 months from the date of the consummation of an underwritten public offering or other up-list transaction or (ii) June 30, 2030. The warrants issued to non-employee directors were immediately vested and as such, the Company recorded $1.0 million of share-based compensation expense upon issuance.
On November 30, 2020, the Company issued 400,000 warrants to a third-party for services with an exercise price of $1.00 and an expiration date 72 months after issuance. These warrants were immediately vested and as such, the Company recorded $0.1 million in general and administrative expense.
Note 12 – Commitments and contingencies
Commitments
We have entered into leases (see "Note 8 – Operating leases"), a royalty contract termination (see "Note 9 - Intangible assets, royalties, and goodwill") and debt instruments (see "Note 10 – Debt"), including a line of credit, subordinated convertible notes and a short term loan for which we are committed to pay certain amounts over a period of time.
The Company had no material purchase obligations as of December 31, 2020 or 2019.
Contingencies
The Company may be involved in legal proceedings, claims, and regulatory, tax, or government inquiries and investigations that arise in the ordinary course of business resulting in loss contingencies. We accrue for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs such as outside counsel fees and expenses are charged to expense in the period incurred and are recorded in general and administrative expenses in the consolidated statements of operations and comprehensive loss. We do not accrue for contingent losses that are considered to be reasonably possible, but not probable; however, we disclose the range of such reasonably possible losses. Loss contingencies considered remote are generally not disclosed.

Litigation is subject to numerous uncertainties and the outcome of individual claims and contingencies is not predictable. It is possible that some legal matters for which reserves have or have not been established could result in an unfavorable outcome for the Company and any such unfavorable outcome could be of a material nature or have a material adverse effect on the Company's consolidated financial condition, results of operations and cash flows. Management is not aware of any claims or lawsuits that may have a material adverse effect on the consolidated financial position or results of operations of the Company.
Note 13 – Redeemable convertible preferred stock
On May 6, 2019, the Company acquired 2,633,678 outstanding shares of Series E, which represented an element of the purchase price and were recorded at fair value (on an as converted into common stock basis) based on the $6.00 per share closing price of Better Choice Company’s shares of common stock as they remained outstanding after the reverse acquisitions discussed in "Note 2 - Acquisitions" above. The Series E had a stated value of $0.99 per share and was convertible to common stock at a price of $0.78 per share.
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
Pursuant to the Securities Purchase Agreement, the Company, in a private placement (the “Series F Private Placement”), issued and sold units (the “Series F Units”) to the Purchasers for a purchase price of $1,000 per Unit. Each Unit consists of: (i) one share of the Company’s Series F convertible preferred stock, par value $0.001 per share (the “Series F Preferred Stock”), which is convertible into shares of the Company’s common stock, par value $0.001 per share, at a value per share of common stock of $0.50; and (ii) a warrant to purchase for a six year period such number of shares of common stock (the “Series F Warrant Shares”) into which such share of Series F Preferred Stock is convertible at an exercise price per Warrant Share of $0.75. Pursuant to the Series F Private Placement, the Company raised approximately $18.2 million in gross cash proceeds, approximately $6.5 million of which was invested by certain officers and directors of the Company. The series F Shares were recorded at fair value on the date of issuance on an as converted basis.
Concurrently with the execution of the Securities Purchase Agreement, the Company and the Purchasers entered into a registration rights agreement, (the "Registration Rights Agreement") and as amended by a certain first amendment to the Registration Rights Agreement"), dated October 29,2020, pursuant to which the Company filed a registration statement with the SEC on December 9, 2020 along with and amendment on February 16, 2021 to register the Warrant Shares and the shares of common stock issuable upon conversion of the Series F Preferred Stock.
In connection with the consummation of the Series F Private Placement, on October 1, 2020, the Company filed with the Secretary of State of Delaware a Certificate of Designations which authorizes a total of 30,000 shares of Series F Preferred Stock and sets forth the designations, preferences, and rights of the Company's Series F Preferred Stock.
On October 1, 2020, the Company issued 14,264 Series F Units in conjunction with money received for the Series F Private Placement. In addition, pursuant to the Series E Exchange Agreement, on October 1, 2020, the Company issued 3,500 Series F Units to Cavalry in exchange for all of its outstanding Series E Preferred Stock. The exchange of Series E Preferred Shares resulted in a $5.4 million gain and was recorded to Accumulated deficit on the Company's Consolidated Balance Sheets.
On October 2, 2020, the Company entered into an amendment to its Facilities Agreement to permit the Company to use a portion of the net proceeds of the Series F Private Placement to make a partial repayment of the outstanding term loan thereunder. See "Note 10 - Debt" for additional information.
On October 12, 2020 and October 23, 2020, the Company issued 1,106 and 2,832 Series F Units, respectively, in conjunction with the Series F Private Placement. In addition, on October 23, 2020, the Company issued an additional 100 shares of Series F Preferred Stock in conjunction with a marketing agreement.
The Company evaluated the conversion option within the Series F Preferred Stock on the dates of issuance to determine whether the conversion price was beneficial to the holders. The Company recorded a BCF related to the issuance of the Series F Preferred Stock. The BCF was recognized and measured by allocating a portion of the proceeds to the beneficial conversion feature, based on fair value and was recorded to Accumulated deficit on the Company's Consolidated Balance Sheets limited to the proceeds amount allocated to the instrument.

The rights, preferences and privileges of Series F are as follows:
Ranking
Except to the extent the holders of the Series F Preferred Stock consent to the creation of a class of equity securities ranking senior to, or pari passu with, the Series F Preferred Stock, the Series F Preferred Stock shall rank senior to all shares of capital stock of the Company with respect to preferences as to dividends, distributions and payments upon liquidation, dissolution or winding up of the Company.
Voting
As to matters submitted to the holders of the Common Stock, each holder of the Series F Preferred Stock will be entitled to such number of votes equal to the number of shares of Common stock issuable upon conversion of such holder’s Series F Preferred Stock and shall vote, or provide consent, together with the Common Stock as if they were a single class. The holders of the Series F Preferred Stock shall vote as a separate class on matter affecting the terms of the Series F Preferred Stock, such as the authorization of a class of equity securities ranking senior to, or pari passu with, the Series F Preferred Stock.
Dividends
Holders of Series F Preferred Stock will not be entitled to receive dividends except to the extent that dividends are declared on the Series F Preferred Stock by the Company in its sole discretion or declared and made by the Company to holders of the Common Stock. In addition, if the Company grants, issues or sells any options, convertible securities or rights to purchase stock, warrants, securities or other property pro rata to all or substantially all of the record holders of any class of Common Stock (the “Purchase Rights”), then each holder of Series F Preferred Stock will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such holder could have acquired if such holder had held the number of shares of Common Stock acquirable upon complete conversion of all the Series F Preferred Stock (without taking into account any limitations or restrictions on the convertibility of the Series F Preferred Stock) held by such holder.
Liquidation
If the Company voluntarily or involuntarily liquidates, dissolves or winds up, the holders of Series F Preferred Stock shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of any of shares of Common Stock or other capital stock of the Company ranking junior to the Series F Preferred Stock, an amount per share of Series F Preferred Stock equal to the sum of $1,000 (subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, subdivisions or other similar events occurring after the initial issuance date with respect to the Series F Preferred Stock, the “Stated Value”)) plus any accrued and unpaid dividends and late charges (such sum, the “Conversion Amount”). The rights of holders of Series F Preferred Stock to receive their liquidation preference also will be subject to the proportionate rights of capital stock, if any, ranking senior to or in parity with the Series F Preferred Stock as to liquidation.
Conversion
Subject to certain beneficial ownership limitations contained in the Certificate of Designations, holders of the Series F Preferred Stock shall be entitled to convert each share of outstanding Series F Preferred Stock held by such holder into such number of validly issued, fully paid and non-assessable shares of Common Stock equal to the Conversion Amount of such share of Series F Preferred Stock divided by $0.50 (subject to adjustment, the “Conversion Price”).
Redemption
Each share of Series F Preferred Stock not previously converted into shares of Common Stock shall automatically, without any further action by the holders of such Series F Preferred Stock, be converted into such number of fully paid and non-assessable shares of Common Stock determined by dividing the Stated Value of such share of Series F Preferred Stock by the then applicable Conversion Price upon the closing of a firm commitment underwritten public offering of shares of Common Stock which results in the Common Stock being traded on any of The New York Stock Exchange, the NYSE American, the Nasdaq Global Select Market, the Nasdaq Global Market or any successor market thereto. Any such conversion shall be subject to the beneficial ownership limitations set forth in the Certificate of Designations.
Anti-dilution
Holders of the Series F Preferred Stock are entitled to a “full rachet” anti-dilution adjustment to the Conversion Price in the event the Company issues, sells or grants any shares of Common Stock (or securities convertible, exercisable or exchangeable for Common Stock) for no consideration or for consideration or purchase price per share (or, in the case of securities convertible, exercisable or exchangeable for Common Stock, with a conversion, exercise or exchange price) less than the Conversion Price then in effect.

Note 14 – Stockholders’ deficit
As a result of the reverse acquisition of Better Choice Company and Bona Vida by TruPet in May 2019, the historical TruPet members' equity (units and incentive units) have been re-cast to reflect the equivalent Better Choice common stock for all periods presented after the transaction. Prior to the transaction in May 2019, TruPet was a limited liability company, and as such, the concept of authorized shares was not relevant.
A summary of equity transactions for the years ended December 31, 2020 and 2019 are presented below:
In December 2018, the Company completed a private placement and issued 2,391,403 Series A Preferred Stock to unrelated parties for $2.17 per share. The proceeds were approximately $4.7 million, net of $0.5 million of issuance costs. Additionally, on February 12, 2019, the Company issued 69,115 Series A Preferred Units in a private placement at $2.17 per unit. The proceeds were approximately $0.2 million, net of share issuance costs. On May 6, 2019, all Series A Preferred Shares were converted to 2,460,518 shares of common stock.
On May 6, 2019, the Company acquired 1,011,748 shares of common stock valued at $6.1 million representing its initial 7% investment in TruPet. These shares were recorded as an acquisition of treasury shares. Also on May 6, 2019, Better Choice Company issued 18,103,273 shares of its common stock in exchange for all outstanding shares of Bona Vida.
On May 6, 2019, the Company issued 5,744,991 million units for gross proceeds of $3.00 per unit in a PIPE transaction. Each unit included one share of common stock and a warrant to purchase an additional share. The funds raised from the PIPE were used to fund the operations of the combined company. Net proceeds of $15.7 million were received in the private placement, allocable between shares of common stock and warrants.
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
At the closing of the Halo acquisition in December 2019, Better Choice Company issued 2,134,390 shares of the Company’s common stock valued at $1.82 per share, which was the market value as of the date of the Halo Acquisition.
On January 2, 2020, the Company issued 308,642 shares of common stock to an investor for net proceeds of $0.5 million, net of issuance costs of $0.1 million.
On January 13, 2020, the Company issued 72,720 shares of common stock to ABG in connection with the termination of a licensing agreement discussed in "Note 9 - Intangible assets, royalties, and goodwill".
On March 5, 2020, December 1, 2020, December 8 and December 22, 2020, the Company issued 125,000 shares, 35,000 shares, 500,000 shares 500,000 shares of common stock, respectively, for advertising services and marketing services.
On December 2, 2020, the Company issued 96,000 shares of common stock in connection with conversion of Series F Preferred Stock.
During the year ended December 31, 2020, the Company issued 1,837,690 shares of Common Stock in connection with warrant exercises.
The Company has reserved common stock for future issuance as follows:

	December 31, 2020	December 31, 2019
Conversion of Series E	—	1,760,903
Conversion of Series F	43,507,130	—
Exercise of options to purchase common stock	7,815,442	7,791,833
Warrants to purchase common stock	59,501,978	16,981,854
Notes payable	7,530,232	4,437,500
Total	118,354,782	30,972,090

Note 15 – Share-based compensation
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
Stock options
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
Effective October 1, 2020, outstanding stock option awards held by current employees as of October 1, 2020 were repriced concurrent with the closing of the Series F Private Placement. In total, 6,077,731 stock options were repriced. The exercise price was set at a 20% premium to the Series F Preferred Stock conversion price, or $0.60 per share. The change in exercise price of the outstanding options caused an increase in fair value of all vested options at date of repricing of $0.2 million which was expensed by the Company. The change in exercise price also caused an increase in fair value of all unvested options at date of repricing of $0.2 million.
The following table provides detail of the options granted and outstanding (dollars in thousands):

	Options	Weighted average exercise price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2019	7,791,833	$1.85	9.5	$—
Granted	1,050,000	$0.86
Forfeited/Expired	(1,026,391)	$(1.62)
Options outstanding as of December 31, 2020	7,815,442	$0.80	8.6	$4,246

Options exercisable as of December 31, 2020	5,684,467	$0.83	8.3	$3,094
Options granted under the Amended 2019 Plan vest over a period of two to three years. All vested options are exercisable and may be exercised through a ten-year anniversary of the grant date (or such earlier date described in the applicable award agreement).
During the years ended December 31, 2020 and 2019, $7.5 million and $10.3 million, respectively, of share-based compensation expense was recognized related to options issued. As of December 31, 2020, unrecognized share-based compensation related to options was $2.7 million.

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model, using the following assumptions primarily based on historical data:

	Years Ended December 31,
	2020	2019
Risk-free interest rate	0.33 - 0.89%	1.49 -2.39%
Expected volatility (1)	67.50%	63.00%
Expected dividend yield	—%	—%
Expected life (years) (2)	3.0 - 6.5	3.0 - 6.5
(1) Expected volatility was determined using a combination of historical volatility and implied volatility.
(2) For certain options, the simplified method is utilized to determine the expected life due to the lack of historical data.
Restricted stock
In March 2020, the Company issued 450,000 shares of restricted common stock to three non-employee directors in return for services provided in their capacity as directors and issued 5,956 restricted shares of common stock to an officer of the Company. The restricted shares were immediately vested and as such, the Company recorded share-based compensation expense of $0.5 million upon issuance.
Note 16 – Employee benefit plans
The Company maintained two qualified defined contribution 401(k) plans, which covered substantially all of our employees. Under the plans, participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. The Company matches participant contributions pursuant to the terms of the plans, which contributions are limited to a percentage of the participant’s eligible compensation. The Company made contributions related to the plans and recognized expense of less than $0.2 million during the year ended December 31, 2020 and $0.1 million for the year ended December 31, 2019.
Note 17 – Related party transactions
Management services
During the year ended December 31, 2019, the company paid $0.2 million for management services provided by an entity owned by a member of the board of directors.
Marketing services
A company controlled by a member of the board of directors provides online traffic acquisition marketing services for the Company. The Company incurred immaterial amounts for their services during the year ended December 31, 2020. During the year ended December 31, 2019, the Company incurred $0.2 million for their services. The service contract has a 30-day termination clause. As of December 31, 2020, the Company had no outstanding balance and as of December 31, 2019 the outstanding balance was $0.1 million, included in Accounts Payable in the Consolidated Balance Sheets.
Notes payable
The Company issued $1.4 million of subordinated convertible notes to a member of the board of directors during the year ended December 31, 2019, and $0.8 million of subordinated convertible notes to the same director during June 2020. The notes remain outstanding as of December 31, 2020. Interest related to the subordinated convertible notes was $0.2 million and less than $0.1 million for the years ended December 31, 2020 and 2019, respectively.
Halo transaction bonus and notes payable
The Company issued $0.1 million of subordinated convertible notes to an executive in satisfaction of a transaction bonus as per his employment agreement upon the close of the Halo Acquisition in December 2019. These convertible notes are outstanding as of December 31, 2020 and December 31, 2019.
Guarantor warrants
The Company issued a total of 6,500,000 warrants to three members of the board of directors as consideration for the Shareholder Guaranties related to the short term loan during the year ended December 31, 2019. The 6,500,000 warrants had a fair market value of $4.2 million as of the date of issuance.
On June 24, 2020, the Company issued a total of 2,000,000 warrants to three members of the board of directors in connection with the June 2020 Notes. On July 20, 2020, the Company issued a total of 500,000 warrants to three members of the board of directors in connection with the ABC Facility. See "Note 11 - Warrants" for additional information.

Note 18 – Income taxes
For the years ended December 31, 2020 and 2019, the Company recorded no current or deferred income tax expense. The Company’s effective tax rate of 0% differs from the United States federal statutory rate of 21% primarily because the Company’s losses have been fully offset by a valuation allowance due to uncertainty as to the realization of the tax benefit of net operating losses (“NOLs”) for the years ended December 31, 2020 and 2019.
The following table is a reconciliation of the components that caused our provision for income taxes to differ from amounts computed by applying the United States federal statutory rate of 21% (in thousands):

	Years Ended December 31,
	2020		2019
Statutory U.S. Federal income tax	$(12,482)	21.0%	$(38,760)	21.0%
State income taxes, net	(1,720)	2.9%	(818)	0.4%
LLC income not taxed	—	—%	2,376	(1.3%)
Loss on acquisitions	—	—%	29,051	(15.7%)
Change in valuation allowance	8,811	(14.8%)	7,892	(4.3%)
Warrant valuation	4,763	(8.0)%	19	—%
Tax effect of non-deductible warrant expense	2,000	(3.4)%	—	—%
Return to provision adjustment	(1,571)	2.6%	—	—%
Other	199	(0.3)%	240	0.1%
Total provision	$—	0%	$—	0%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred income tax assets:
Net operating loss carryforwards	$11,185	$8,503
ROU assets	81	—
Share-based compensation	5,728	2,493
Inventory	212	—
Other assets	2,595	301
Gross deferred tax assets	19,801	11,297
Valuation allowance	(16,724)	(7,913)
Net deferred tax assets	$3,077	$3,384
Deferred income tax liabilities:
Inventory	—	(137)
Operating lease liabilities	(79)	—
Intangibles	(2,998)	(3,247)
Deferred tax assets, net of valuation allowance	$—	$—
As of December 31, 2020, the Company had a deferred tax asset (before valuation allowance) recorded on gross federal and state net operating loss carryforwards of approximately $44.0 million and $42.5 million, respectively. The net operating losses will begin to expire in 2027.
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

Under ASC 805, “Business Combinations”, an acquirer should recognize, and measure deferred taxes arising from assets acquired and liabilities assumed in a business combination in accordance with ASC 740. The 2019 financial statement loss includes losses that will not result in future deferred tax assets and therefore these losses are excluded.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets in the future. A significant piece of objective negative evidence evaluated was the cumulative loss incurred through the years ended December 31, 2020 and 2019. Such objective evidence limits the ability to consider other subjective positive evidence such as current year taxable income and future income projections. On the basis of this evaluation, as of December 31, 2020, a valuation allowance of $16.7 million was recorded since it is more likely than not that the deferred tax assets will not be realized.
Changes in valuation allowance are as follows (in thousands):

	Years Ended December 31,
	2020	2019
Valuation allowance, at beginning of year	$7,913	$—
Increase in valuation allowance	8,811	7,892
Halo Acquisition	—	21
Valuation allowance, at end of year	$16,724	$7,913
The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company does not expect the impact to be material.
As of December 31, 2020 and 2019, the Company had no accrued interest and penalties related to uncertain income tax positions. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. As of December 31, 2020 and 2019, the Company does not have any significant uncertain tax positions. If incurred, the Company would classify interest and penalties on uncertain tax positions as income tax expense.
The Company is subject to taxation in the United States federal and various state jurisdictions. The Company is not currently under audit by any taxing authorities. The Company remains open to examination by tax jurisdictions for tax years beginning with the 2017 tax year for Federal and 2016 for states. Federal and state net operating losses are subject to review by taxing authorities in the year utilized.
For the period ended May 6, 2019, the Company was a limited liability company, taxed as a partnership. Thus, all of the Company’s income and losses flowed through to the owners. The company converted to a C-corporation, subject to income tax on May 6, 2019, the date of the May Acquisitions.
Note 19 – Concentrations
Major Suppliers
The Company sourced approximately 76% of its inventory receipts from three vendors for the year ended December 31, 2020. The Company sourced approximately 74% of its inventory receipts from one vendor for the year ended December 31, 2019.
Major Customers
Accounts receivable from two customers represented 72% of accounts receivable as of December 31, 2020. Accounts receivable from one customer represented 44% of accounts receivable as of December 31, 2019. Two customers represented 38% of gross sales for the year ended December 31, 2020. None of the Company’s customers represented greater than 10% of gross sales for the year ended December 31, 2019.
Credit Risk
At December 31, 2020 and 2019, the Company’s cash and cash equivalents were deposited in accounts at several financial institutions and may maintain some balances in excess of federally insured limits. The Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents.

Note 20 – Net loss per share
Basic and diluted net loss per share attributable to common stockholders is presented using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that has not yet been recognized are collectively assumed to be used to repurchase shares.
Basic and diluted net loss per share is calculated by dividing net and comprehensive loss attributable to common stockholders by the weighted-average shares outstanding during the period. For the years ended December 31, 2020 and 2019, the Company’s basic and diluted net and comprehensive loss per share attributable to common stockholders are the same, because the Company has generated a net loss to common stockholders and common stock equivalents are excluded from diluted net loss per share as they have an antidilutive impact.
The following table sets forth basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2020 and 2019 (in thousands, except share and per share amounts):

	Years Ended December 31,
Common stockholders	2020	2019
Numerator:
Net and comprehensive loss	$(59,335)	$(184,462)
Less: Preferred stock dividends	103	109
Add: Adjustment due to gain on Series E Exchange	(5,415)	—
Less: Adjustment due to BCF of Series F Shares	5,349	—
Net and comprehensive loss available to common stockholders	$(59,372)	$(184,571)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	49,084,432	33,238,600
Net loss per share attributable to common stockholders, basic and diluted	$(1.21)	$(5.55)
Note 21 – Subsequent events
Old Plank Term Loan and Revolving Line of Credit
On January 6, 2021, the Company entered into a credit facility with Old Plank Trail Community Bank, N.A., an affiliate of Wintrust Bank, N.A. (“Wintrust”) consisting of a $6.0 million term loan and a $6.0 million revolving line of credit, each scheduled to mature on January 6, 2024. The proceeds of this credit facility were used (i) to repay a portion of principal, interest and fees outstanding under the Company’s existing term loan and the ABL Facility with Citizens Business Bank and (ii) for general corporate purposes. The remaining principal, interest, and fees outstanding after the pay down using funds from this credit facility was paid using cash from the balance sheet. The Wintrust agreement subjects the Company to certain financial covenants, including the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00, tested as of the last day of each fiscal quarter. The numerator in the fixed charge coverage ratio is operating cash flow, defined as EBITDA less cash paid for unfinanced capital expenditures, income taxes and dividends. The denominator is fixed charges such as interest expense and principal payments paid or payable on other indebtedness.
Issuance of Common Stock and Warrants
The Company consummated a private placement of common stock units on January 22, 2021 (the “January 2021 Private Placement”) in which we raised approximately $4.1 million, including an investment by certain of our officers and directors of approximately $1.6 million. Each common stock unit was sold at a per unit price of $1.25 and consisted of (i) one share of the Company’s common stock, par value $0.001 per share; and (ii) a warrant to purchase for a six year period one share of common stock at an exercise price per share of $1.45, subject to beneficial ownership imitations (the “January 2021 Warrants”). Pursuant to the January 2021 Private Placement, the Company raised approximately $3.1 million in gross cash proceeds, and $1.0 million in gross cash proceeds received by the Company upon the declaration of effectiveness of the February 2021 registration statement. The proceeds will be used to pay expenses related to the offering and for general corporate purposes. In connection with the January 2021 Private Placement, we entered into a registration rights agreement (the “January 2021 Registration Rights Agreement”).

March 2021 Warrant Raise
In March 2021, the Company offered to certain of its warrant holders the opportunity to exercise, in full or in part, their warrants to purchase shares of Common Stock at a reduced exercise price and receive shares of Common Stock (the “Warrant Exercise Offer”). The Warrant Exercise Offer was made to a limited number of holders of warrants issued with an exercise price of $4.25 per share, and participating holders were entitled to exercise their warrants for $1.25 per share. The Company received exercise notices for a total of 1,047,609 warrants, resulting in the Company’s receipt of approximately $1.3 million.
Stock Options
During the first quarter of 2021, the Company granted 5,479,000 stock option awards under the Amended 2019 Plan.