Form 10-Q
period 2021-03-31
Better Choice Co Inc.
filed 2021-05-13
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 66,028,348 shares of $0.001 par value common stock outstanding as of May 7, 2021.

Better Choice Company Inc.
FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q ("Quarterly Report") are “forward-looking statements” for purposes of federal and state securities laws, including statements regarding our expectations and projections regarding future developments, operations and financial conditions, and the anticipated impact of COVID-19 and our acquisitions, business strategy, and strategic priorities. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:
•the impact of COVID-19 on the U.S. and global economies, our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations
•our ability to successfully implement our growth strategy;
•failure to achieve growth or manage anticipated growth;
•our ability to achieve or maintain profitability;
•our significant indebtedness;
•the loss of key members of our senior management team;
•our ability to generate sufficient cash flow or raise capital on acceptable terms to run our operations, service our debt and make necessary capital expenditures;
•our ability to maintain effective internal control over financial reporting;
•our limited operating history;
•our ability to successfully integrate Halo’s and TruPet’s businesses and realize anticipated benefits with these acquisitions and with other acquisitions or investments we may make;
•our dependence on our subsidiaries for payments, advances and transfers of funds due to our holding company status;
•our ability to successfully develop additional products and services or successfully market and commercialize such products and services;
•competition in our market;
•our ability to attract new and retain existing customers, suppliers, distributors or retail partners;
•allegations that our products cause injury or illness or fail to comply with government regulations;
•our ability to manage our supply chain effectively;
•our or our third-party contract manufacturers’ and suppliers’ ability to comply with legal and regulatory requirements;
•the effect of potential price increases and shortages on the inputs, commodities and ingredients that we require;
•our ability to develop and maintain our brand and brand reputation;
•compliance with data privacy rules;
•our compliance with applicable regulations issued by the U.S. Food and Drug Administration (“FDA”), the U.S. Federal Trade Commission (“FTC”), the U.S. Department of Agriculture (“USDA”), and other federal, state and local regulatory authorities, including those regarding marketing pet food, products and supplements;
•risk of our products being recalled for a variety of reasons, including product defects, packaging safety and inadequate or inaccurate labeling disclosure;
•risk of shifting customer demand in relation to raw pet foods, premium kibble and canned pet food products, and failure to respond to such changes in customer taste quickly and effectively; and
•the other risks identified in this prospectus including, without limitation, Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A “Risk Factors” as such factors may updated from time to time in our other public filings.
Given these uncertainties, you should not place undue reliance on these forward looking statements. These forward looking statements represent our estimates and assumptions only as of the date of this report and, except as required by law, we undertake no obligation to update or revise publicly any forward looking statements, whether as a result of new information, future events or otherwise after the date of this report. We qualify all of our forward looking statements by these cautionary statements. You should, however, consult further disclosures we make in future filings and public disclosures, including without limitation, our Annual Report on Form 10-K ("Annual Report"), Transition Report on Form 10-KT, Quarterly Reports on Forms 10-Q, and Current Reports on Forms 8-K.

PART I
ITEM 1.    FINANCIAL STATEMENTS
Better Choice Company Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	Unaudited	Audited
Assets
Cash and cash equivalents	$4,298	$3,926
Restricted cash	63	63
Accounts receivable, net	6,675	4,631
Inventories, net	4,582	4,869
Prepaid expenses and other current assets	4,258	4,074
Total Current Assets	19,876	17,563
Property and equipment, net	205	252
Right-of-use assets, operating lease	305	345
Intangible assets, net	12,732	13,115
Goodwill	18,614	18,614
Other assets	635	1,364
Total Assets	$52,367	$51,253
Liabilities & Stockholders’ Deficit
Current Liabilities
Term loans, net	$628	$7,826
PPP loans	315	190
Other liabilities	41	47
Accounts payable	5,221	3,137
Accrued liabilities	2,090	3,003
Deferred revenue	257	350
Operating lease liability	180	173
Warrant liabilities	46,333	39,850
Total Current Liabilities	55,065	54,576
Non-current Liabilities
Notes payable, net	19,609	18,910
Term loans, net	5,219	—
Lines of credit, net	4,781	5,023
PPP loans	537	662
Operating lease liability	136	184
Total Non-current Liabilities	30,282	24,779
Total Liabilities	85,347	79,355
Stockholders’ Deficit
Common stock, $0.001 par value, 200,000,000 shares authorized, 66,004,348 and 51,908,398 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	66	52
Series F Preferred Stock, $0.001 par value, 30,000 shares authorized, 17,306 and 21,754 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	240,847	232,487
Accumulated deficit	(273,893)	(260,641)
Total Stockholders’ Deficit	(32,980)	(28,102)
Total Liabilities and Stockholders’ Deficit	$52,367	$51,253
See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Net sales	$10,830	$12,226
Cost of goods sold	6,556	8,069
Gross profit	4,274	4,157
Operating expenses:
General and administrative	4,551	8,245
Share-based compensation	2,525	2,485
Sales and marketing	2,336	1,959
Total operating expenses	9,412	12,689
Loss from operations	(5,138)	(8,532)
Other expense (income):
Interest expense	835	2,301
Loss on extinguishment of debt	394	—
Change in fair value of warrant liabilities	6,483	(1,379)
Total other expense, net	7,712	922
Net and comprehensive loss	(12,850)	(9,454)
Preferred dividends	—	34
Net and comprehensive loss available to common stockholders	$(12,850)	$(9,488)

Weighted average number of shares outstanding, basic and diluted	57,525,054	48,526,396
Loss per share, basic and diluted	$(0.23)	$(0.20)
See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Deficit
(Dollars in thousands except shares)

	Common Stock		Series F Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Stockholders’ Deficit
Balance as of December 31, 2020	51,908,398	$52	21,754	$—	$232,487	$(260,641)	$(28,102)
Shares and warrants issued pursuant to private placement	3,280,400	3	—	—	4,069	—	4,072
Share-based compensation	105,222	—	—	—	2,544	—	2,544
Warrant exercises	1,784,298	2	—	—	1,308	—	1,310
Shares issued to third-party for services	30,000	—	—	—	46	—	46
Warrant modifications	—	—	—		402	(402)	—
Conversion of Series F shares to common stock	8,896,030	9	(4,448)	—	(9)	—	—
Net and comprehensive loss available to common stockholders	—	—	—	—	—	(12,850)	(12,850)
Balance as of March 31, 2021	66,004,348	$66	17,306	$—	$240,847	$(273,893)	$(32,980)

	Common Stock					Redeemable Series E Convertible Preferred Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit	Shares	Amount
Balance as of December 31, 2019	47,977,390	$48	$194,150	$(201,269)	$(7,071)	1,387,378	$10,566
Shares issued pursuant to a private placement	308,642	—	500	—	500	—	—
Share-based compensation	455,956	1	2,484	—	2,485	—	—
Shares and warrants issued to third party for contract termination	72,720	—	198	—	198	—	—
Shares issued to third parties for services	125,000	—	125	—	125	—	—
Warrants issued to third parties for services	—	—	2,594	—	2,594	—	—
Net and comprehensive loss available to common stockholders	—	—	—	(9,488)	(9,488)	—	—
Balance as of March 31, 2020	48,939,708	$49	$200,051	$(210,757)	$(10,657)	1,387,378	$10,566
See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flow from Operating Activities:
Net and comprehensive loss available to common stockholders	$(12,850)	$(9,488)
Adjustments to reconcile net and comprehensive loss to net cash used in operating activities:
Shares and warrants issued to third parties for services	46	2,792
Depreciation and amortization	411	457
Amortization of debt issuance costs and discounts	161	1,090
Share-based compensation	2,544	2,485
Change in fair value of warrant liabilities	6,483	(1,379)
Payment In Kind (PIK) interest expense on notes payable	548	459
Other	(92)	644
Changes in operating assets and liabilities:
Accounts receivable, net	(2,044)	(297)
Inventories, net	287	1,818
Prepaid expenses and other assets	545	5
Accounts payable and accrued liabilities	1,735	26
Other	(99)	229
Cash Used in Operating Activities	$(2,325)	$(1,159)

Cash Flow from Investing Activities
Acquisition of property and equipment	$—	$(8)
Cash Used in Investing Activities	$—	$(8)

Cash Flow from Financing Activities
Proceeds from shares and warrants issued pursuant to private placement, net	$4,012	$—
Proceeds from revolving lines of credit	5,155	500
Payments on revolving lines of credit	(5,584)	—
Proceeds from term loan	6,000	—
Payments on term loans	(8,080)	—
Cash received for warrant exercises	1,310	—
Debt issuance costs	(116)	—
Cash Provided by Financing Activities	$2,697	$500

Net increase (decrease) in cash and cash equivalents and restricted cash	$372	$(667)
Total cash and cash equivalents and restricted cash, Beginning of Period	3,989	2,534
Total cash and cash equivalents and restricted cash, End of Period	$4,361	$1,867
Supplemental cash flow information

	Three Months Ended March 31,
	2021	2020
Cash paid during the period for:
Income taxes	$—	$—
Interest	$148	$613
Non-cash financing and investing transactions
Stock issued for services	$—	$125
See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - Nature of business and summary of significant accounting policies
Nature of the Business
Better Choice Company Inc. is a growing animal health and wellness company focused on providing pet products and services that help dogs and cats live healthier, happier and longer lives. The Company sells its product offering under the Halo and TruDog brands, which have a long history of providing high quality products to pet parents. The Company believes its portfolio of brands are well-positioned to benefit from the trends of growing pet humanization and an increased consumer focus on health and wellness, and the Company has adopted a laser focused, channel-specific approach to growth that is driven by new product innovation. The Company has a broad portfolio of over 100 active premium and super-premium animal health and wellness products for dogs and cats sold under its Halo, and TruDog brands across multiple forms, including foods, treats, toppers, dental products, chews, grooming products and supplements. The products consist of naturally formulated premium kibble and canned dog and cat food, freeze-dried raw dog food and treats, vegan dog food and treats, oral care products, supplements and grooming aids. The core products sold under the Halo brand are sustainably sourced, derived from real whole meat and no rendered meat meal and include non-genetically modified fruits and vegetables. The core products sold under the TruDog brand are made according to the Company's nutritional philosophy of fresh, meat-based nutrition and minimal processing.
Basis of Presentation
The Company’s condensed consolidated financial statements are prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reports and accounting principles generally accepted in the United States ("GAAP"). Results of operations for interim periods may not be representative of results to be expected for the full year.
Certain reclassifications have been made to conform the prior period data to the current presentation. These reclassifications had no material effect on the reported results.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report for the year ended December 31, 2020, filed with the SEC.
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
In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive loss for the periods ended March 31, 2021 and 2020, the financial position as of March 31, 2021 and December 31, 2020 and the cash flows for the periods ended March 31, 2021 and 2020.
Going Concern Considerations
The Company is subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of its products, the successful protection of its proprietary technologies, ability to grow into new markets, and compliance with government regulations. As of March 31, 2021, the Company has not experienced a significant adverse impact to its business, financial condition or cash flows resulting from the COVID-19 pandemic. However, uncertainties regarding the continued economic impact of COVID-19 are likely to result in sustained market turmoil which could also negatively impact the Company's business, financial condition, and cash flows in the future. The Company has continually incurred losses and has an accumulated deficit. The Company continues to rely on current investors and the public markets to finance these losses through debt and/or equity issuances. These operating losses, working capital deficit and the outstanding debt create substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these condensed consolidated financial statements are issued.

The Company is implementing plans to achieve cost savings and other strategic objectives to address these conditions. The Company expects cost savings from consolidation of third-party manufacturers, optimizing shipping and warehousing as well as overhead cost reductions. The business is focused on successful completion of capital raises and growing the most profitable channels while reducing investments in areas that are not expected to have long-term benefits. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and payments of liabilities in the ordinary course of business. Accordingly, the condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.
Summary of Significant Accounting Policies
For additional information, please refer to our most recently filed Annual Report regarding the Company's summary of significant accounting policies.
New Accounting Standards
Recently adopted
ASU 2020-03 “Codification Improvements to Financial Instruments”
In March 2020, FASB issued Accounting Standards Update ("ASU") 2020-03, Codification Improvement to Financial Instruments. This ASU improves and clarifies various financial instruments topics, including the current expected credit losses standard issued in 2016. The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates, some of which were effective for the Company beginning on January 1, 2021. The amendments adopted did not have a material impact on the Company’s condensed consolidated financial statements.
ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This new guidance was effective for the Company beginning on January 1, 2021 and did not have an impact on the Company’s condensed consolidated financial statements.
Issued but not yet adopted
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
Note 2 - Revenue
The Company records revenue net of discounts, which primarily consist of early pay discounts, general percentage allowances and contractual trade promotions.
The Company excludes sales taxes collected from revenues. Retail-partner based customers are not subject to sales tax.
The Company’s direct-to-consumer ("DTC") loyalty program enables customers to accumulate points based on their spending. A portion of revenue is deferred at the time of sale when points are earned and recognized when the loyalty points are redeemed. As of March 31, 2021 and December 31, 2020, customers held unredeemed loyalty program awards of $0.3 million and $0.4 million, respectively.
Shipping Costs
Shipping costs associated with moving finished products to customers were $0.5 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively. Such shipping costs are recorded as part of general and administrative expenses.
Revenue Channels
The Company groups its revenue channels into four distinct categories: E-Commerce, which includes the sale of product to online retailers such as Amazon and Chewy; Brick & Mortar, which includes the sale of product to pet specialty chains such as Petco, PetSmart, select grocery chains, and neighborhood pet stores; DTC which includes the sale of product through the Company's online web platform to more than 20,000 unique customers; and International, which includes the sale of product to foreign distribution partners (transacted in U.S. dollars) and to select international retailers. Information about the Company’s net sales by revenue channel is as follows (in thousands):

	Three Months Ended March 31,
	2021		2020
E-commerce	$4,010	37%	$4,481	37%
Brick & Mortar	1,894	18%	2,897	23%
DTC	2,436	22%	2,804	23%
International	2,490	23%	2,044	17%
Net Sales	$10,830	100%	$12,226	100%
Note 3 - Inventories
Inventories are summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
Food, treats and supplements	$4,439	$4,987
Inventory packaging and supplies	503	596
Total Inventories	4,942	5,583
Inventory reserve	(360)	(714)
Inventories, net	$4,582	$4,869

Note 4 - Prepaid expenses and other current assets

	March 31, 2021	December 31, 2020
Prepaid advertising contract with iHeart (1)	$2,500	$1,788
Other prepaid expenses and other current assets (2)	1,758	2,286
Total Prepaid expenses and other current assets	$4,258	$4,074
(1) On August 28, 2019, the Company entered into a radio advertising agreement with iHeart Media + Entertainment, Inc. and issued 1,000,000 shares of common stock valued at $3.4 million for future advertising services. The Company issued an additional 125,000 shares valued at $0.1 million on March 5, 2020 pursuant to the agreement. The current portion of the remaining value, reflected above, is the remaining value of services that are required to be utilized within the next twelve months, unless the term is extended. The long-term portion of the remaining value of $0.5 million and $1.2 million was recorded in other non-current assets as of March 31, 2021 and December 31, 2020, respectively.
(2) As of March 31, 2021, this amount includes various other prepaid contracts. During the fourth quarter of 2020, the Company entered into an agreement for access to an investment platform in exchange for 500,000 shares of common stock valued at $0.5 million and also entered into an agreement for marketing services in exchange for 500,000 shares of common stock valued at $0.5 million.
Note 5 - Accrued liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued professional fees	$225	$704
Accrued sales tax	412	1,009
Accrued payroll and benefits	1,147	913
Accrued trade promotions	112	106
Accrued interest	24	86
Other	170	185
Total accrued liabilities	$2,090	$3,003
Note 6 - Intangible assets, royalties, and goodwill
Intangible assets
The Company’s intangible assets (in thousands) and related useful lives (in years) are as follows:

			March 31, 2021		December 31, 2020
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	7	$7,190	$(1,317)	$5,873	$(1,059)	$6,131
Trade name	15	7,500	(641)	6,859	(516)	6,984
Total intangible assets		$14,690	$(1,958)	$12,732	$(1,575)	$13,115
Amortization expense was $0.4 million for the three months ended March 31, 2021 and 2020, respectively.
The estimated future amortization of intangible assets over the remaining weighted average useful life of 10.0 years is as follows (in thousands):

Remainder of 2021	$1,145
2022	1,527
2023	1,527
2024	1,527
2025	1,527
Thereafter	5,479
$12,732
There were no indicators or impairment of the intangible assets as of March 31, 2021.

Goodwill
Goodwill was $18.6 million as of March 31, 2021 and December 31, 2020, respectfully. The Company performed a quantitative assessment for its annual impairment test as of October 1, 2020. Under the quantitative approach, the Company makes various estimates and assumptions to determine the estimated fair value of the reporting unit using a combination of a discounted cash flow model and earnings multiples for guideline public companies. As of March 31, 2021, there was no accumulated impairment loss and no impairment expense related to goodwill.
Note 7 - Debt
The components of the Company’s debt consist of the following (in thousands):

Dollars in thousands	March 31, 2021			December 31, 2020
	Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
Term loan, net	$5,847	(1)	1/6/2024	$7,826	(2)	1/15/2021
Line of credit, net	4,781	(1)	1/6/2024	5,023	(3)	7/5/2022
November 2019 notes payable, net (November 2019 Notes)	2,927	10.00%	6/30/2023	2,830	10.00%	6/30/2023
December 2019 senior notes payable, net (Senior Seller Notes)	10,679	10.00%	6/30/2023	10,332	10.00%	6/30/2023
December 2019 junior notes payable, net (Junior Seller Notes)	5,153	10.00%	6/30/2023	4,973	10.00%	6/30/2023
ABG Notes	702	10.00%	6/30/2023	687	10.00%	6/30/2023
June 2020 notes payable, net (June 2020 Notes)	148	10.00%	6/30/2023	88	10.00%	6/30/2023
Halo PPP Loan	431	1.00%	5/3/2022	431	1.00%	5/3/2022
TruPet PPP Loan	421	0.98%	4/6/2022	421	0.98%	4/6/2022
Total debt	31,089			32,611
Less current portion	943			8,016
Total long term debt	$30,146			$24,595
(1)Interest at a variable rate of LIBOR plus 250 basis points with an interest rate floor of 2.50% per annum
(2)Interest at Bank of Montreal Prime plus 8.05%
(3)Interest at a variable rate of LIBOR plus 250 basis points with an interest rate floor of 3.25% per annum
Term loans and lines of credit
On December 19, 2019, the Company entered into a Loan Facilities Agreement (the “Facilities Agreement”) by and among the Company, as the borrower, the several lenders from time to time parties thereto (collectively, the “Lenders”) and a private debt lender, as agent (the “Agent”). The Facilities Agreement provided for (i) a term loan facility of $20.5 million and (ii) a revolving loan facility not to exceed $7.5 million. The term loan was scheduled to mature on December 19, 2020 or such earlier date on which a demand was made by the Agent or any Lender, and was extended as discussed below. The remaining revolving credit facility balance of $5.1 million was repaid in full with a portion of the proceeds from the ABL Facility, discussed below, and resulted in a loss on debt extinguishment of $0.1 million.
Certain directors and shareholders of the Company (“Shareholder Guarantors”) agreed to guarantee the Company’s obligations under the Facilities Agreement up to an aggregate amount of $20.0 million pursuant to a Continuing Guarantee between the Shareholder Guarantors and the lender under the Facilities Agreement (the "Shareholder Guaranties"). As consideration for the Shareholder Guaranties, the Company issued common stock purchase warrants to the Shareholder Guarantors in an amount equal to 0.325 warrants for each dollar of debt guaranteed by such Shareholder Guarantors (the “Guarantor Warrants”).
On July 16, 2020, the Company entered into a revolving line of credit with Citizens Business Bank in the aggregate amount of $7.5 million (the “ABL Facility”). The proceeds of the ABL Facility were used (i) to repay all principal, interest and fees outstanding under the Company’s previous revolving credit facility and (ii) for general corporate purposes. Debt issuance costs of less than $0.1 million were incurred related to the Company entering into this revolving line of credit.

The ABL Facility was scheduled to mature on July 5, 2022 and bore interest at a variable rate of LIBOR plus 250 basis points, with an interest rate floor of 3.25% per annum. Accrued interest on the ABL Facility was payable monthly commencing on August 5, 2020. The ABL Agreement provided for customary financial covenants, such as maintaining a specified adjusted EBITDA and a maximum senior debt leverage ratio, that commenced on December 31, 2020 and customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company prepaid all of the outstanding principal under the ABL Facility in full and did not incur any prepayment charges.
The ABL Facility was secured by a general security interest on the assets of the Company and was personally guaranteed by a member of the Company’s board of directors.
On October 5, 2020, the Company paid down the term loan by $11.0 million using proceeds from the Series F Private Placement. On October 29, 2020, the Company made an additional pay down on the term loan of $1.0 million using additional proceeds from the Series F Private Placement.
On November 25, 2020, the Company entered into the fifth amendment to the Facilities Agreement, extending the maturity date of the term loan to January 15, 2021.
On January 6, 2021, Halo, Purely for Pets, Inc., a wholly owned subsidiary of Better Choice Company Inc. ("Halo") entered into a credit facility with Old Plank Trail Community Bank, N.A., an affiliate of Wintrust Bank, N.A. (“Wintrust”) consisting of a $6.0 million term loan and a $6.0 million revolving line of credit, each scheduled to mature on January 6, 2024 and each bear interest at a variable rate of LIBOR plus 250 basis points, with an interest rate floor of 2.50% per annum (the "Wintrust Credit Facility"). Accrued interest on the Wintrust Facility is payable monthly commencing on February 1, 2021. Principal payments are required to be made monthly on the term loan commencing February 2021 with a balloon payment upon maturity. The proceeds from the Wintrust Credit Facility were used (i) to repay the principal, interest and fees outstanding under the ABL Facility and (ii) for general corporate purposes. We applied extinguishment accounting to the outstanding balances of the ABL Facility and term loan and recorded a loss on extinguishment of debt of $0.4 million during the three months ended March 31, 2021. Debt issuance costs of $0.1 million were incurred related to the Wintrust Credit Facility.
The Wintrust Credit Facility subjects the Company to certain financial covenants, including the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00, tested as of the last day of each fiscal quarter. The numerator in the fixed charge coverage ratio is the operating cash flow of Halo, defined as Halo EBITDA less cash paid for unfinanced Halo capital expenditures, income taxes and dividends. The denominator is fixed charges such as interest expense and principal payments paid or payable on other indebtedness attributable to Halo.
The Wintrust Credit Facility is secured by a general guaranty and security interest on the assets, including the intellectual property, of the Company and its subsidiaries. The Company has also pledged all of the capital stock of Halo held by the Company as additional collateral. Furthermore, the Wintrust Credit Facility is supported by a collateral pledge by a member of the Company’s board of directors.
As of March 31, 2021, the term loan and line of credit outstanding under the Wintrust Credit Facility were $5.8 million and $4.8 million, respectively, net of debt issuance costs of less than $0.1 million, respectively. As of December 31, 2020, the previous term loan and line of credit outstanding were $7.8 million and $5.0 million, respectively, net of debt issuance costs and discounts of less than $0.2 million and $0.2 million, respectively. The debt issuance costs and discounts are amortized using the effective interest method.
As of March 31, 2021 and December 31, 2020, the Company was in compliance with its debt covenants.
Notes payable
On November 4, 2019, the Company issued $2.8 million of subordinated convertible notes (the “November 2019 Notes”) which carry a 10% interest rate and mature on November 4, 2021. The interest is payable in kind, in arrears on March 31, June 30, September 30 and December 31 of each year. Payment in kind ("PIK") interest is payable by increasing the aggregate principal amount of the November 2019 Notes. The November 2019 Notes are convertible any time from the date of issuance and carried an initial conversion price of the lower of (a) $4.00 per share or (b) the IPO Price (defined as the price at which the Company’s stock will be sold in a future IPO).
The November 2019 Notes were amended on January 6, 2020. The amendment incorporates only the preferable terms of the Seller Notes as noted below, and all other terms and provisions of the November 2019 Notes remain in full force and effect. As amended, for so long as any event of default (as defined in the November 2019 Notes) exists, interest shall accrue on the November 2019 Notes principal at the default interest rate of 12.0% per annum, and such accrued interest shall be immediately due and payable.

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
As of March 31, 2021 and December 31, 2020, the November 2019 Notes outstanding were $2.9 million and $2.8 million, respectively, net of discounts of $0.2 million and less than $0.3 million, respectively. The discounts are being amortized over the life of the November 2019 Notes using the effective interest method.
On December 19, 2019, the Company issued $10.0 million and $5.0 million in senior subordinated convertible notes (the “Senior Seller Notes”) and junior subordinated convertible notes (the “Junior Seller Notes” and together with the Senior Seller Notes, the “Seller Notes”), respectively, to the sellers of Halo. The Seller Notes are convertible any time from the date of issuance and carry a 10% interest rate and mature on June 30, 2023. Interest is payable in kind, in arrears on March 31, June 30, September 30 and December 31 of each year. PIK interest is payable by increasing the aggregate principal amount of the Seller Notes. The Seller Notes carried a conversion price of the lower of (a) $4.00 per share or (b) the IPO Price.
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
As of March 31, 2021, the Senior Seller Notes outstanding were $10.7 million, net of discounts of $0.7 million, and the Junior Seller Notes outstanding were $5.2 million, net of discounts of $0.5 million. As of December 31, 2020, the Senior Seller Notes outstanding were $10.3 million, net of discounts of $0.8 million, and the Junior Seller Notes outstanding were $5.0 million, net of discounts of $0.5 million. The discounts are being amortized over the life of the Seller Notes using the effective interest method.
On January 13, 2020, the Company issued $0.6 million in senior subordinated convertible notes to Authentic Brands and Elvis Presley Enterprises (“ABG”) in connection with the termination of a previous licensing agreement (the "ABG Notes"). The terms of the ABG Notes match those of the Seller Notes, including conversion features convertible any time after the date of issuance, a 10% interest rate and maturity date of June 30, 2023. The interest is payable in kind, in arrears on March 31, June 30, September 30 and December 31 of each year. PIK interest is payable by increasing the aggregate principal amount of the ABG Notes. The ABG Notes carried an initial conversion price of the lower of (a) $4.00 per share or (b) the IPO Price.
In addition to issuing the ABG Notes, as part of the ABG termination on January 13, 2020, the Company paid ABG $0.1 million in cash, issued ABG 72,720 shares of the Company’s common stock, agreed to pay ABG $0.1 million in cash in four equal installments each month from July 31, 2020 through October 31, 2020 and issued ABG common stock purchase warrants (the “ABG Warrants”) equal to a fair value of $0.2 million.
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
As of March 31, 2021 and December 31, 2020, the ABG Notes outstanding were $0.7 million, including a debt premium of less than $0.1 million, respectively. The debt premium is being amortized over the life of the ABG Notes using the effective interest method.
On June 24, 2020, the Company issued $1.5 million in subordinated convertible promissory notes (the “June 2020 Notes”) which carry a 10% interest rate and mature on June 30, 2023. The interest is payable quarterly in kind, in arrears on March 31, June 30, September 30, and December 31 of each year. PIK interest is payable by increasing the aggregate principal amount of the June 2020 Notes. The June 2020 Notes are convertible any time from the date of issuance and carry a conversion price $0.75 per share. The June 2020 Notes are also convertible automatically upon the Company’s consummation of an initial public offering or change in control (each as defined in the June 2020 Notes).

The Company evaluated the conversion option within the June 2020 Notes to determine whether the conversion price was beneficial to the note holders. The Company recorded a beneficial conversion feature (“BCF”) related to the issuance of the June 2020 Notes. The BCF for the June 2020 Notes was recognized and measured by allocating a portion of the proceeds to the beneficial conversion feature, based on relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature limited to the proceeds amount allocated to the instrument. The discount recorded in connection with the BCF valuation is being accreted as interest expense over the term of the June 2020 Notes, using the effective interest rate method.
As of March 31, 2021 and December 31, 2020, the June 2020 Notes outstanding were $0.1 million, net of discounts of $1.5 million, respectively. The discounts are being amortized over the life of the June 2020 Notes using the effective interest method.
The exercise, conversion or exchange of convertible securities, including for other securities, will dilute the percentage ownership of the Company’s stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect the Company’s ability to obtain additional capital.
The Company previously issued $0.1 million of Seller Notes to an executive in satisfaction of a transaction bonus pursuant to his employment agreement. These convertible notes remained outstanding as of March 31, 2021 and December 31, 2020. Additionally, the Company previously issued $2.2 million of subordinated convertible notes to a member of the board of directors, which remain outstanding as of March 31, 2021 and December 31, 2020. Interest expense related to the subordinated convertible notes was less than $0.1 million for the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021 and December 31, 2020, the Company was in compliance with all covenant requirements and there were no events of default. All notes payable are subordinated to the term loan and line of credit.
PPP loans
On April 10, 2020, TruPet, LLC, a wholly owned subsidiary of Better Choice Company Inc., was granted a loan from JPMorgan Chase Bank, N.A. in the aggregate amount of $0.4 million, pursuant to the Paycheck Protection Program ("PPP") under Division A, Title I of the CARES Act (the “TruPet PPP Loan”). The loan matures on April 6, 2022 and bears interest at a rate of 0.98% per annum, with interest and principal payable monthly, commencing on November 6, 2020. As of March 31, 2021 and December 31, 2020, the TruPet PPP Loan outstanding was $0.4 million.
On May 7, 2020, Halo, Purely for Pets, Inc., a wholly owned subsidiary of Better Choice Company Inc., was granted a loan from Wells Fargo Bank, N.A. in the aggregate amount of $0.4 million, pursuant to the PPP (the “Halo PPP Loan”). The loan matures on May 3, 2022 and bears interest at a rate of 1.00% per annum, with interest and principal payable monthly, commencing on November 1, 2020. As of March 31, 2021 and December 31, 2020, the Halo PPP Loan outstanding was $0.4 million.
Under the terms of the PPP, certain amounts of the loans may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company has used all of the proceeds from the TruPet PPP Loan and the Halo PPP Loan for qualifying expenses and during April 2021, the Company applied for forgiveness for both of these loans.
The Company recorded interest expense related to its outstanding indebtedness of $0.8 million and $2.3 million for the three months ended March 31, 2021 and March 31, 2020, respectively.
Fair Value
The fair value of the November 2019, Senior Seller Notes and Junior Seller Notes, ABG Notes and June 2020 Notes were approximately $2.6 million, $9.5 million, $4.7 million, $0.6 million and $1.3 million, respectively, as of March 31, 2021. Fair value was determined by applying the income approach using a discounted cash flow model which primarily uses unobservable inputs (Level 3).
The carrying amounts of the Company's PPP loans approximate fair value due to the short term nature. The carrying amount for the Company’s term loan and line of credit approximate fair value as the instruments have variable interest rates that approximate market rates.
Note 8 - Commitments and contingencies
The Company had no material purchase obligations as of March 31, 2021 or December 31, 2020.

The Company may be involved in legal proceedings, claims, and regulatory, tax, or government inquiries and investigations that arise in the ordinary course of business resulting in loss contingencies. We accrue for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs such as outside counsel fees and expenses are charged to expense in the period incurred and are recorded in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. We do not accrue for contingent losses that are considered to be reasonably possible, but not probable; however, we disclose the range of such reasonably possible losses. Loss contingencies considered remote are generally not disclosed.
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
Note 9 - Convertible preferred stock
During October, 2020, the Company consummated an insider-led equity financing, including the transactions contemplated by a securities purchase agreement (the “Securities Purchase Agreement”) between the Company and certain accredited and sophisticated investors (the “Purchasers”) and an exchange agreement (the “Series E Exchange Agreement”) between the Company and Cavalry Fund LP ("Cavalry"), the holder of all of the Company’s previously outstanding Series E preferred stock.
Pursuant to the Securities Purchase Agreement, the Company, in a private placement (the “Series F Private Placement”), issued and sold units (the “Series F Units”) to the Purchasers for a purchase price of $1,000 per Unit. Each Unit consists of: (i) one share of the Company’s Series F convertible preferred stock, par value $0.001 per share (the “Series F Preferred Stock”), which is convertible into shares of the Company’s common stock, par value $0.001 per share, at a value per share of common stock of $0.50; and (ii) a warrant to purchase for a six year period such number of shares of common stock (the “Series F Warrant Shares”) into which such share of Series F Preferred Stock is convertible at an exercise price per Warrant Share of $0.75. Pursuant to the Series F Private Placement, the Company raised approximately $18.2 million in gross cash proceeds, approximately $6.5 million of which was invested by certain officers, directors, employees and associated related parties thereto of the Company. The Series F Shares were recorded at fair value on the date of issuance on an as converted basis.
Concurrently with the execution of the Securities Purchase Agreement, the Company and the Purchasers entered into a registration rights agreement, (as amended by a certain first amendment dated October 29,2020, the "Registration Rights Agreement"), pursuant to which the Company filed a registration statement which was declared effective by the SEC on February 16, 2021 to register the Warrant Shares and the shares of common stock issuable upon conversion of the Series F Preferred Stock.
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
Optional Conversion
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
Automatic Conversion
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

Note 10 - Stockholders’ deficit
On January 22, 2021, the Company consummated a private placement of common stock units (the “January 2021 Private Placement”) in which the Company raised approximately $4.1 million, including an investment by certain officers, directors, employees and associated related parties thereto of approximately $1.6 million. Each common stock unit was sold at a per unit price of $1.25 and consisted of (i) one share of the Company’s common stock, par value $0.001 per share; and (ii) a warrant to purchase one share of common stock. The proceeds were used to pay expenses related to the offering and for general corporate purposes. In connection with the January 2021 Private Placement, we entered into a registration rights agreement (the “January 2021 Registration Rights Agreement”) pursuant to which the Company filed a registration statement that was declared effective by the SEC on February 16, 2021 to register the shares of common stock issued, and issuable upon the exercise of the warrants issued, in the January 2021 Private Placement.
The Company has reserved common stock for future issuance as follows:

	March 31, 2021	December 31, 2020
Conversion of Series F Preferred Stock	34,611,100	43,507,130
Exercise of options to purchase common stock	13,150,872	7,815,442
Exercise of warrants to purchase common stock	60,874,177	59,501,978
Conversion of Notes payable	7,718,488	7,530,232
Total	116,354,637	118,354,782
Note 11 - Warrants
The following summarizes the Company's outstanding warrants to purchase shares of the Company's common stock as of and for the periods ending March 31, 2021 and December 31, 2020:

	Warrants	Exercise Price
Warrants outstanding as of December 31, 2019	16,981,854	$3.23
Issued	49,928,469	$0.77
Exercised	(1,937,690)	$0.58
Terminated/Expired	(5,470,655)	$3.07
Warrants outstanding as of December 31, 2020	59,501,978	$1.22
Issued	3,288,400	$1.45
Exercised	(1,839,275)	$0.76
Terminated/Expired	(76,926)	$0.65
Warrants outstanding as of March 31, 2021	60,874,177	$1.18
The intrinsic value of outstanding warrants was $31.3 million and $23.8 million as of March 31, 2021 and December 31, 2020, respectively. The following discussion provides details on the various types of outstanding warrants and the related relevant disclosures around each type.
Warrant Derivative Liability
During May 2019, the Company acquired 712,823 warrants with a weighted average exercise price of $3.90 (the "May Acquisitions Warrants"). These warrants included an option to settle in cash in the event of a change of control of the Company and a reset feature if the Company issues shares of common stock with a strike price below the exercise price of the warrants, which required the Company to record the warrants as a derivative liability. The Company calculates the fair value of the derivative liability through a Monte Carlo Model that values the warrants based upon a probability weighted discounted cash flow model.
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
The following schedule shows the fair value of the warrant derivative liability as of March 31, 2021 and December 31, 2020, and the change in fair value during the periods ended March 31, 2021 and year ended December 31, 2020 (in thousands):

Warrant Derivative Liability
Balance as of December 31, 2019	$2,220
Change in fair value of warrant derivative liability	(2,220)
Balance as of December 31, 2020	$—
Change in fair value of warrant derivative liability (1)	—
Balance as of March 31, 2021	$—
(1) All of the May Acquisition Warrants expired during January 2021.
Series F Warrant Liability
During October 2020, the Company issued 43,403,130 warrants to purchase common stock in connection with the Series F Private Placement (defined below) with an exercise price of $0.75. The warrants are exercisable commencing on the date of issuance and expire 72 months after the date of issuance. These warrants include a reset feature if the Company issues common stock, options, or convertible securities with a strike price below the exercise price of the warrants. These warrants did not meet the definition of a derivative or the requirements to be considered equity; as such, the Company recorded these as a liability. See "Note 9 - Convertible preferred stock" for more information on Series F.
The warrant liability is remeasured at fair value each reporting period and represents a Level 3 financial instrument. The Company calculates the fair value of the warrant liability through a Monte Carlo Model and a Black Scholes Option Model. The total value of the consideration received in connection with the Series F Private Placement was first allocated to the warrant liability at fair value, with the remainder allocated to the preferred stock, which led to a discount ascribed to the Series F Preferred Stock. Accordingly, the Company recorded a discount of $14.6 million on the Series F Preferred Stock by adjusting Series F Additional Paid-in Capital.
The following schedule shows the fair value of the warrant liability upon issuance, and the change in fair value during the periods ended March 31, 2021 and December 31, 2020 (in thousands):

Warrant liability
Issuance of Series F warrants	$14,952
Change in fair value of warrant liability	24,898
Balance as of December 31, 2020	$39,850
Change in fair value of warrant liability	6,483
Balance as of March 31, 2021	$46,333
The following schedule shows the inputs used to measure the fair value of the warrant liability:

Warrant Liability	March 31, 2021	December 31, 2020
Stock Price	$1.44	$1.27
Exercise Price	$0.75	$0.75
Expected remaining term (in years)	5.50 - 5.56	5.75 - 5.81
Volatility	67.5%	67.5%
Risk-free interest rate	1.1%	0.5%
The valuation of the warrants is subject to uncertainty as a result of the unobservable inputs. If the volatility rate or risk-free interest rate were to change, the value of the warrants would be impacted.

Equity-Classified Warrants
On May 6, 2019, the Company issued 5,744,991 warrants to purchase common stock with an exercise price of $4.25 (the "May 2019 PIPE Warrants"). Additionally, in connection with the May 2019 PIPE transaction, the Company issued 220,539 warrants to brokers with an exercise price of $3.00. The warrants were exercisable commencing on the issuance date and expire 24 months after the date of issuance. In March 2021, the Company offered to a limited number of holders the opportunity to exercise, in full or in part, these warrants to purchase shares of Common Stock at a reduced exercise price of $1.25 per share. The Company received exercise notices for a total of 1,047,609 warrants, resulting in the Company’s receipt of approximately $1.3 million. The Company recognized the increase in the fair value of the modified warrants on the date of exercise of $0.2 million as a deemed dividend through accumulated deficit with a corresponding increase in additional paid-in capital. The remainder of the outstanding and unexercised May 2019 PIPE Warrants expired during May 2021.
On November 4, 2019, the Company issued 11,000 warrants in connection with the November 2019 Notes. The warrants are exercisable commencing on the date of issuance and expire 24 months from the date of the consummation of a future IPO. The warrants carried an initial exercise price equal to the greater of (i) $5.00 per share or (ii) the price at which the common stock of the Company was sold in the IPO.
On December 19, 2019 the Company issued 6,500,000 warrants with an exercise price of $1.82 in conjunction with the term loan (the "Guarantor Warrants"), which are exercisable commencing on the date of issuance and expire 24 months from the date of the consummation of a future IPO. The Guarantor Warrants had a fair value of $4.2 million on the date of issuance.
On December 19, 2019, the Company issued 937,500 warrants in connection with the Seller Notes. The warrants are exercisable commencing on the date of issuance and expire 24 months from the date of the consummation of a future IPO. The warrants carried an initial exercise price equal to the greater of (i) $5.00 per share or (ii) the price at which the common stock of the Company was sold in the IPO.
On January 13, 2020, the Company issued the ABG Warrants, which are exercisable commencing on the date of issuance and expire 24 months from the date of the consummation of an IPO (as defined in the ABG Warrants) and carried an initial exercise price equal to the greater of (i) $5.00 per share or (ii) the price at which the common stock was sold in the IPO.
On June 24, 2020, the warrants related to the November 2019 Notes, the Seller Notes and the ABG Notes were amended in connection with the issuance of the June 2020 Notes to lower the maximum exercise price applicable to these warrants from $5.00 to $4.25 per share. The decrease in the exercise price resulted in an increase to the fair value of the warrants of $0.1 million which the Company recognized in general and administrative expense.
On June 24, 2020, the Company issued 1,000,000 warrants to a member of the board of directors with an exercise price of $1.25 per share in connection with the June 2020 Notes (the “June 2020 Warrants”), which are exercisable commencing on the date of issuance and expire on the earlier of (i) 84 months from the date of the consummation of an underwritten public offering or other up-list transaction or (ii) June 30, 2030.
On July 20, 2020, the Company issued 300,000 warrants to a member of the board of directors with an exercise price of $1.05 per share in consideration for a personal guarantee by a member of the Company's board of directors on the ABL Facility (the "July 2020 Guarantor Warrants"), which are exercisable commencing on the date of issuance and expire on the earlier of (i) 84 months from the date of the consummation of an underwritten public offering or other up-list transaction or (ii) June 30, 2030.
On January 22, 2021, the Company issued 3,288,400 warrants in connection with the January 2021 PIPE transaction. The warrants are exercisable at an exercise price per share of $1.45 commencing on the date of issuance and expire after a six year period, subject to beneficial ownership limitations (the “January 2021 Warrants”). Due to the discounted warrant exercise associated with the May 2019 PIPE warrants as discussed above, the down round provision on the January 2021 Warrants was triggered such that these warrants could be exercised at a price of $1.25 per share. The Company recognized the increase in the fair value of the modified warrants of $0.2 million as a deemed dividend through accumulated deficit with a corresponding increase in additional paid-in capital.
Warrants Issued as Compensation
On September 17, 2019, a Company advisor was issued 2,500,000 warrants with an exercise price of $0.10 per share and 1,500,000 warrants with an exercise price of $10.00 per share; 1,250,000 of the $0.10 exercise price warrants (the "Tranche 1 Warrants") were exercisable on the earlier of twelve-months after issuance date or immediately prior to a change in control subject to the advisor’s continued service and 1,250,000 of the $0.10 exercise price warrants (the "Tranche 2 Warrants") and the 1,500,000 warrants with the $10.00 exercise price (the "Tranche 3 Warrants") were exercisable on the earlier of eighteen-months after issuance or immediately prior to a change in control subject to the advisor’s continued service.

On June 1, 2020, the Company entered into a termination agreement (the “Termination Agreement”) with the advisor. Pursuant to the terms of the Termination Agreement, the Tranche 1 Warrants were amended to reduce the number of shares of common stock purchasable thereunder to 1,041,666 shares, and the Tranche 2 Warrants and Tranche 3 Warrants were cancelled. The Tranche 1 Warrants (as amended pursuant to the Termination Agreement) were fully vested as of the date of the termination of the agreement and will remain exercisable until September 17, 2029. Furthermore, if the Company engages in any restricted business line as defined in the Termination Agreement, the Company will issue to the former advisor additional shares of common stock based on formulas intended to compensate the former advisor for the warrants that were reduced or terminated. In connection with the Termination Agreement, the Company recorded expense of $5.7 million during the year ended December 31, 2020 in general and administrative expense. During the first quarter of 2021, the former advisor exercised 791,666 of his remaining warrants outstanding in a cashless exercise resulting in 736,689 shares of common stock issued.
On June 24, 2020, the Company issued 1,000,000 warrants with an exercise price of $1.25 per share to two non-employee directors, which are exercisable commencing on the date of issuance and expire on the earlier of (i) 84 months from the date of the consummation of an underwritten public offering or other up-list transaction or (ii) June 30, 2030. On July 20, 2020, the Company issued 200,000 warrants two non-employee directors at a price of $1.05 per share (the "July 2020 Director Warrants"), which are exercisable commencing on the date of issuance and expire on the earlier of (i) 84 months from the date of the consummation of an underwritten public offering or other up-list transaction or (ii) June 30, 2030. The warrants issued to non-employee directors were immediately vested and as such, the Company recorded $1.0 million of share-based compensation expense upon issuance.
On November 30, 2020, the Company issued 400,000 warrants to a third-party for services with an exercise price of $1.00 and an expiration date 72 months after issuance. These warrants were immediately vested and as such, the Company recorded $0.1 million in general and administrative expense.
Note 12 - Share-based compensation
During the three months ended March 31, 2021 and March 31, 2020, the Company recognized $2.5 million and $2.5 million, respectively, of share-based compensation expense.
On November 11, 2019, the Company received shareholder approval for the Amended and Restated 2019 Incentive Award Plan (the “Amended 2019 Plan”). The Amended 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock or cash-based awards or a dividend equivalent award. The Amended 2019 Plan authorized the issuance 6,500,000 shares of common stock which was increased to 9,000,000 after the Halo acquisition; the Amended 2019 Plan also provides for an annual increase on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2029, equal to the lesser of (A) 10% of the shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of common stock as determined by the Board. On January 1, 2021, the number of shares authorized for issuance increased to 13,500,000, as approved by the Board.
Stock Options
During the three months ended March 31, 2021 and March 31, 2020, the Company granted 5,579,000 and 100,000 stock options, respectively.
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
Note 13- Income taxes
For the three months ended March 31, 2021, and March 31, 2020, the Company recorded no income tax expense. For the three months ended March 31, 2021 and March 31, 2020, the Company’s effective tax rate was 0%. The Company’s effective tax rate of 0% differs from the United States federal statutory rate of 21% primarily because the Company’s losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of net operating losses ("NOLs”) for the three months ended March 31, 2021, and year ended December 31, 2020.

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
The Company has no accrued interest and penalties related to uncertain income tax positions. We do not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. As of March 31, 2021 and December 31, 2020, the Company did not have any significant uncertain tax positions.
The Company’s income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.
Note 14 - Concentrations
Major Suppliers
The Company sourced approximately 71% of its inventory purchases from three vendors for the three months ended March 31, 2021. The Company sourced approximately 48% of its inventory purchases from two vendors for the three months ended March 31, 2020.
Major Customers
Accounts receivable from two customers represented 63% of accounts receivable as of March 31, 2021. Accounts receivable from two customers represented 72% of accounts receivable as of December 31, 2020. Two customers represented 42% of gross sales for the three months ended March 31, 2021. Four customers represented 70% of gross sales for the three months ended March 31, 2020.
Credit Risk
At March 31, 2021 and December 31, 2020, the Company’s cash and cash equivalents were deposited in accounts at several financial institutions and may maintain some balances in excess of federally insured limits. The Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents.
Note 15 - Net loss per share
Basic and diluted net loss per share attributable to common stockholders is presented using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that has not yet been recognized are collectively assumed to be used to repurchase shares.
Basic and diluted net loss per share is calculated by dividing net and comprehensive loss attributable to common stockholders by the weighted-average shares outstanding during the period. For the three months ended March 31, 2021 and 2020, the Company’s basic and diluted net and comprehensive loss per share attributable to common stockholders are the same because the Company has generated a net loss to common stockholders and common stock equivalents are excluded from diluted net loss per share as they have an antidilutive impact.
The following table sets forth basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2021 and 2020 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
Common stockholders	2021	2020
Numerator:
Net and comprehensive loss	$(12,850)	$(9,454)
Less: Preferred stock dividends	—	34
Less: Adjustment due to warrant modifications	402	—
Adjusted Net and comprehensive loss available to common stockholders	$(13,252)	$(9,488)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	57,525,054	48,526,396
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.20)

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
Overview and Outlook
We are an animal health and wellness company ready to lead the global industry shift toward pet products and services that help dogs and cats live healthier, happier and longer lives. Our mission is to become the most innovative premium pet food company in the world, and we are motivated by our commitment to making products with integrity and treating pets and their parents with respect. We believe our portfolio of brands are well positioned to benefit from the trends of growing pet humanization and an increased consumer focus on health and wellness, and have adopted a laser focused, channel-specific approach to growth that is driven by new product innovation. Our executive team has a proven history of success in both pet and consumer-packaged goods, and has over 50 years of combined experience in the pet industry and over 100 years of combined experience in the consumer-packaged goods industry.
Our product offering is sold today under the Halo and TruDog brands and has enabled the Company to penetrate multiple channels of trade, which we believe enables us to deliver on core consumer needs and respond to changing channel dynamics that have only accelerated as a result of the COVID-19 pandemic. We group these channels of trade into four distinct categories: E-Commerce, which includes the sale of product to online retailers such as Amazon and Chewy; Brick & Mortar, which includes the sale of product to pet specialty chains such as Petco, PetSmart, select grocery chains and neighborhood pet stores; DTC, which includes the sale of product through our online web platform; and International, which includes the sale of product to foreign distribution partners and to select international retailers. We believe our omni-channel approach is a significant competitive advantage, as it allows us to design and sell products purpose-built for success in specific channels while maintaining our ability to leverage marketing and sales resources cross-channel.
Although the COVID-19 pandemic has dramatically changed the U.S. retail landscape, the pet industry has proven to be resilient, with Packaged Facts recently increasing their projected 2021 growth rate for U.S. retail sales of pet food and supplies from 5.3% to 7.6%. While the industry-wide E-Commerce sales have retreated somewhat following the March 2020 pantry stocking, the sale of pet food and supplies online has increased 35% year-over-year according to Packaged Facts, with subscription sales nearly equal to the March 2020 peak. We anticipate our ability reach a growing base of diverse customers online will only increase as approximately 59% of our sales during fiscal year 2020 and the first quarter of 2021 were made via our DTC and E-Commerce channels. Conversely, we believe that our long-established relationships with key Brick & Mortar customers will enable us to jointly launch new products in the future that are designed for in-store success.
In addition to our domestic sales channels, the Halo brand’s international sales grew by 95% in 2020, driven primarily by Halo’s ability to secure Product Import Registrations for 15 Dog and Cat Food Diets from the Ministry of Agriculture and Rural Affairs of China (“MOA”) in June 2020. We believe that our growth in Asia is fueled by increasing levels of economic financial status and demand for premium, western manufactured products, with China representing the largest market opportunity for growth and 48% of Better Choice’s international sales in 2020. According to Euromonitor, the Chinese market for premium dry dog and cat food is anticipated to grow at a 20% CAGR and 28% CAGR, respectively, from 2015 through 2025. This growth rate is driven by dramatic increases in pet ownership, which has seen the number of dog-owning Chinese households increase from 12% in 2015 to 20% in 2020. On a relative basis, 67% of U.S. households owned a pet in 2020 according to the American Pet Products Association, suggesting that the Chinese pet market has significant room to grow in the foreseeable future.
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

In addition to its dry kibble and canned wet food offering, Halo also has a successful line of freeze-dried treats for dogs and cats and a growing line of award-winning vegan products for dogs. Founded in 2013, the TruDog brand offers ultra-premium, freeze-dried raw dog food, toppers, treats and supplements sold predominantly on its DTC website. Freeze-dried raw dog food is one of the fastest growing sub-category of premium pet food, with Packaged Facts reporting 39% year-over-year growth in the sub-category in 2019. We believe that both brands are well positioned to take advantage of pet parents’ increasing desire to feed only the highest quality ingredients to their pets, and that there will continue to be innovative opportunities for brand consolidation over time.
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
On February 2, 2019 and February 28, 2019, respectively, we entered into definitive agreements to acquire through stock exchange agreements, approximately 93% of the outstanding interest of TruPet LLC and all of the outstanding shares of Bona Vida, Inc., an emerging hemp-based CBD platform focused on developing a portfolio of brand and product verticals within the animal health and wellness space. On May 6, 2019, Better Choice Company consummated the stock exchange transactions whereby TruPet LLC and Bona Vida, Inc. became wholly owned subsidiaries of Better Choice Company. For accounting and financial reporting purposes, the transaction was treated as a reverse acquisition whereby TruPet is considered the acquiror of Better Choice Company and Bona Vida, Inc. Thus, the historical financial information of the registrant is that of TruPet even though the legal registrant remains Better Choice Company.
On December 19, 2019, the Company acquired 100% of the issued and outstanding capital stock of Halo, Purely for Pets, Inc., in exchange for a combination of cash consideration, shares of our common stock, and convertible subordinated notes and accompanying stock purchase warrants.
Although Bona Vida remains a wholly owned subsidiary, we do not currently sell or market any CBD products, we do not currently own any CBD related inventory or raw materials and we do not currently have plans to re-enter the CBD market at this time.
The impact that COVID-19 will have on our consolidated results of operations is uncertain. Although we have not observed a material reduction in sales as of March 2021 as a result of the COVID-19 pandemic, we will continue to evaluate the nature and extent of COVID-19’s impact to our business, consolidated results of operations, financial condition, and liquidity, and our results presented herein are not necessarily indicative of the results to be expected for future periods in 2021 or the full fiscal year. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s sourcing, manufacturing and distribution of its products or to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.
Results of Operations for the three months ended March 31, 2021 and 2020
The following table sets forth our consolidated results for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020	Change	%
Net sales	$10,830	$12,226	$(1,396)	(11)%
Cost of goods sold	6,556	8,069	(1,513)	(19)%
Gross profit	4,274	4,157	117	3%
Operating expenses:
General and administrative	4,551	8,245	(3,694)	(45)%
Share-based compensation	2,525	2,485	40	2%
Sales and marketing	2,336	1,959	377	19%
Total operating expenses	9,412	12,689	(3,277)	(26)%
Loss from operations	$(5,138)	$(8,532)	$3,394	(40)%

Net sales
We sell our products through online retailers, pet specialty retailers, our online portal directly to our consumers and internationally to foreign distribution partners (transacted in U.S. dollars). During 2019, our net sales were primarily driven by our distribution of TruPet products through our DTC channel. However, with the acquisition of Halo, our sales became more diversified through the E-commerce, Brick & Mortar and International channels.
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
Information about the Company’s revenue channels is as follows (in thousands):

	Three Months Ended March 31,
	2021		2020
E-commerce	$4,010	37%	$4,481	37%
Brick & Mortar	1,894	18%	2,897	23%
DTC	2,436	22%	2,804	23%
International	2,490	23%	2,044	17%
Net Sales	$10,830	100%	$12,226	100%
Net sales decreased $1.4 million, or 11%, to $10.8 million for the three months ended March 31, 2021 compared to $12.2 million for the three months ended March 31, 2020. The decrease was driven by lower E-Commerce sales due to higher than normal orders during the first quarter of 2020 due to increased warehouse stocking orders in March 2020 associated with the COVID-19 pandemic. The decrease was also driven by lower Brick & Mortar sales due to the discontinuation of products with one of our pet specialty customers and lower DTC sales driven by a decrease in marketing spend with low return on investment. These decreases were partially offset by continued growth in our international channel.
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
Cost of goods sold decreased $1.5 million, or 19%, to $6.6 million for the three months ended March 31, 2021 compared to $8.1 million for the three months ended March 31, 2020. As a percentage of revenue, cost of goods sold decreased to 61% during the three months ended March 31, 2021 compared to 66% for the three months ended March 31, 2020, respectively. The decrease was driven by $0.9 million of non-cash expense related to the amortization of a purchase accounting adjustment to inventory recorded in connection with the Halo acquisition in the first quarter of 2020 and decrease in net sales.

During the three months ended March 31, 2021, gross profit increased $0.1 million to $4.3 million from $4.2 million during the three months ended March 31, 2020. Gross profit margin increased to 39% for the three months ended March 31, 2021 as compared to 34% for the three months ended March 31, 2020. The improvement in gross profit margin was impacted by the prior year inventory accounting adjustment discussed above, as well as lower warehouse related costs, partially offset by higher product costs.
Operating Expenses
General and administrative expenses include management and office personnel compensation and bonuses, warrant expense, corporate level information technology related costs, rent, travel, professional service fees, costs related to merchant credit card fees, insurance, product development costs, shipping DTC orders to customers, customer service and warehousing costs and general corporate expenses. During the three months ended March 31, 2021, general and administrative expenses decreased $3.6 million, or 45%, to $4.6 million compared to $8.2 million for the three months ended March 31, 2020. The decrease was driven by a reduction in warrant expense of $2.5 million, contract termination costs incurred during the first quarter of 2020 of $1.1 million, a non-cash reduction of our sales tax liability of $0.5 million and a decrease in professional fees of $0.2 million, all of which was partially offset by higher headcount related costs.
Share-based compensation includes expenses related to stock options and certain warrants issued to employees and non-employee directors. During the three months ended March 31, 2021, share-based compensation remained flat at $2.5 million for the three months ended March 31, 2021 and March 31, 2020.
Sales and marketing expenses include costs related to compensation for sales personnel, other costs related to the selling platform, as well as marketing, including paid media and content creation expenses. Marketing expenses consist primarily of Facebook, Amazon and other media ads, as well as other advertising and marketing costs, all geared towards acquiring new customers and building brand awareness. During the three months ended March 31, 2021, sales and marketing expenses, including paid media, increased $0.3 million, or 19%, to $2.3 million from $2.0 million during the three months ended March 31, 2020, driven primarily by increased promotional spend in our E-Commerce and International sales channels and higher advertising and market research costs, partially offset by a decrease in headcount related costs.
Interest expense
During the three months ended March 31, 2021, interest expense decreased $1.5 million to $0.8 million from $2.3 million for the three months ended March 31, 2020. Interest expense relates primarily to existing and prior indebtedness including term loans, lines of credit and subordinated convertible notes. The reduction in interest expense was driven by a decrease in outstanding debt balances as well as a more favorable interest rate on our new Wintrust Credit Facility.
Loss on extinguishment of debt
During the three months ended March 31, 2021, we incurred a loss on extinguishment of debt of $0.4 million, while there was no corresponding expense for the three months ended March 31, 2020. Loss on extinguishment of debt relates to extinguishment accounting applied in connection with the termination of a term loan and ABL Facility. See "Note 7 - Debt" for additional information.
Change in fair value of warrant liabilities
Common stock warrants classified as liabilities are revalued at each balance sheet date subsequent to the initial issuance and changes in the fair value are reflected in the consolidated statement of operations as change in fair value of warrant liability. The change in fair value for the three months ended March 31, 2021 relates to the increase in the fair value of common stock warrants issued in connection with the Series F Private Placement. See "Note 11 - Warrants" for additional information.
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
During the three months ended March 31, 2021 and 2020, we did not record income tax expense due to the continued losses incurred by the Company. The effective tax rate subsequent to the acquisitions is 0%, which differs from the U.S. Federal statutory rate of 21% as our reported losses are offset by a valuation allowance due to uncertainty as to the realization of those losses.

Liquidity and Capital Resources
Since our founding, we have financed our operations primarily through sales of member units while a limited liability company, and since becoming a corporation, through the sales of shares of our common stock, warrants, preferred stock, and loans. On March 31, 2021 and December 31, 2020, we had cash and cash equivalents and restricted cash of $4.4 million and $4.0 million, respectively.
We are subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of its products, the successful protection of its proprietary technologies, ability to grow into new markets, and compliance with government regulations. As of March 2021, we have not experienced a significant adverse impact to our business, financial condition or cash flows resulting from the COVID-19 pandemic. However, uncertainties regarding the continued economic impact of COVID-19 are likely to result in sustained market turmoil, which could negatively impact our business, financial condition, and cash flows in the future.
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
A summary of our cash flows is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash flows (used in) provided by:
Operating activities	$(2,325)	$(1,159)
Investing activities	—	(8)
Financing activities	2,697	500
Net increase (decrease) in cash and cash equivalents and restricted cash	$372	$(667)
Cash flows from Operating Activities
Cash used in operating activities increased $1.2 million, or 101%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Net loss from operations adjusted for non-cash expenses was $2.7 million for the three months ended March 31, 2021 compared to $2.9 million for the comparable prior year period. The increase in cash used in operating activities was driven by higher accounts receivable of $1.7 million due to the timing of sales and collections and higher inventory spend of $1.5 million to maintain a steady level of inventory as compared to the first quarter of 2020, where a large reduction in inventory occurred due to the March 2020 pantry stocking related to the COVID-19 pandemic, partially offset by an increase in accounts payable and other accrued expenses of $1.7 million.
Cash flows from Investing Activities
Cash used in investing activities was $0.0 million during the three months ended March 31, 2021 and less than $0.1 million during the three months ended March 31, 2020.The cash used in investing activities for is related to the purchase of property and equipment.

Cash flows from Financing Activities
Cash provided by financing activities was $2.7 million for the three months ended March 31, 2021 compared to cash provided by financing activities of $0.5 million during the three months ended March 31, 2020. The cash provided by financing activities for the three months ended March 31, 2021 was related to proceeds from the January Private Placement of $4.1 million and cash received from warrant exercises of $1.3 million, partially offset by net payments on the term loans of $2.1 million, net payments on the revolving line of credit of $0.4 million and $0.1 million in debt issuance costs. Net cash provided by financing activities during the three months ended March 31, 2020 was related to proceeds from the revolving line of credit.
Indebtedness
Our indebtedness includes a term loan, a revolving credit facility, various convertible notes payable, and PPP loans. For additional details about the terms, covenants and restrictions contained in the Wintrust Agreement and the subordinated convertible notes, see "Note 7 - Debt" to our interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Significant Estimates
In connection with the preparation of our unaudited condensed consolidated financial statements prepared in accordance with GAAP, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenues, expenses and the related disclosures. We have identified critical accounting policies and significant estimates that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. Our most critical accounting policies are related to accounting for warrants, share-based compensation, accounting for convertible notes, goodwill impairment, revenue recognition, accounting for business combinations and income taxes. There have been no material changes to our critical accounting policies and estimated compared to the descriptions in our Annual Report for the year ended December 31, 2020.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management evaluated its internal control over financial reporting for the quarter ended March 31, 2021. Based upon that evaluation and as a result of the remediation of previously identified material weaknesses, as described in our most recent Annual Report, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
As of March 31, 2021, management concluded that the remediated controls were operating effectively. There were no other changes in internal control over financial reporting during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A. of Part 1 of our Annual Report for the fiscal year ended December 31, 2020. While we believe there have been no material changes from the risk factors previously disclosed in our Annual Report, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our 2020 Annual Report that could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward-looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have previously disclosed all sales of securities without registration under the Securities Act of 1933, as amended.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS
The following exhibits are filed herewith.
EXHIBIT INDEX

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
2.1	Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc. and Bona Vida, Inc.	8-K	333-161943	2.1	05/10/2019
2.2	First Amendment to Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc., and Bona Vida, Inc., dated May 3, 2019	8-K	333-161943	2.2	05/10/2019
2.3	Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC	8-K	333-161943	2.3	05/10/2019
2.4	First Amendment to Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC, dated May 6, 2019	8-K	333-161943	2.4	05/10/2019
2.5	Amended and Restated Stock Purchase Agreement, dated December 18, 2019, by and among the Company, Halo, Purely For Pets, Inc., Thriving Paws, LLC and HH-Halo LP	8-K	333-161943	2.1	12/26/2019
3.1	Certificate of Incorporation, dated January 1, 2019	10-Q	333-161943	3.1	04/15/2019
3.2	Certificate of Amendment to Certificate of Incorporation, dated February 1, 2019	10-Q	333-161943	3.2	04/15/2019
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 13, 2019	8-K	333-161943	3.1	03/20/2019

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
3.4	Certificate of Amendment to Certificate of Incorporation, dated April 18, 2019	10-KT	333-161943	3.5	07/25/2019
3.5	Certificate of Amendment to Certificate of Incorporation, dated July 30, 2020	8-K	333-161943	99.1	07/30/2020
3.6	Certificate of Merger of Sport Endurance, Inc. with and into the Company	10-Q	333-161943	3.4	04/15/2019
3.7	Bylaws	10-Q	333-161943	3.5	04/15/2019
3.8	Amended and Restated Certificate of Designation for Series E Convertible Preferred Stock	8-K	333-161943	3.1	05/23/2019
3.9	Certificate of Designation for Series F Convertible Preferred Stock	8-K	333-161943	3.1	10/02/2020
4.1	Form of Common Stock Purchase Warrant in connection with the May 2019 private placement	8-K	333-161943	4.1	04/30/2019
4.2	Form of Tranche 1 Common Stock Purchase Warrant, dated September 17, 2019, by and between the Registrant and Bruce Linton	8-K	333-161943	4.1	09/23/2019
4.3	Form of Tranche 2 Common Stock Purchase Warrant, dated September 17, 2019, by and between the Company and Bruce Linton	8-K	333-161943	4.2	09/23/2019
4.4	Form of Additional Common Stock Purchase Warrant, dated September 17, 2019, by and between the Company and Bruce Linton	8-K	333-161943	4.3	09/23/2019
4.5	Form of Subordinated Convertible Promissory Note in connection with the November 2019 private placement	8-K	333-161943	4.1	11/15/2019
4.6	Form of Common Stock Purchase Warrant in connection with the November 2019 private placement	8-K	333-161943	4.2	11/15/2019
4.7	Form of Subscription Agreement, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	10.6	01/31/2020
4.8	Form of Subordinated Convertible Promissory Note, dated December 19, 2019, by and among the Company and the Halo Sellers listed on the signature pages thereto	10-Q	333-161943	4.7	01/31/2020
4.9	Form of Common Stock Purchase Warrant, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	4.8	01/31/2020
4.10	Form of Common Stock Purchase Warrant, dated December 19, 2019, by and among the Company and the Shareholder Personal Guarantors	10-Q	333-161943	4.10	01/31/2020
4.11	Form of Common Stock Purchase Warrant Agreement in connection with the December 2018 private placement	8-K	333-161943	4.1	12/13/2018
4.12	Registration Rights Agreement, dated May 6, 2019, by and among the Company and the persons listed on the signature pages thereto in connection with the May 2019 private placement	S-1	333-234349	10.2	10/28/2019
4.13	First Amendment, dated June 10, 2019, to Registration Rights Agreement, dated May 6, 2019, by and among the Company and the stockholders party thereto	S-1	333-234349	10.3	10/28/2019
4.14	Form of Subscription Agreement dated April 25, 2019 in connection with the May 2019 private placement	8-K	333-161943	10.1	04/30/2019
4.15	Registration Rights Agreement, dated as of May 6, 2019, by and among Better Choice Company Inc. and the former stockholders of Bona Vida listed on the signature pages thereto	8-K	333-161943	4.1	05/10/2019
4.16	Registration Rights Agreement, dated as of May 6, 2019, by and among Better Choice Company Inc. and the former member of TruPet listed on the signature pages thereto	8-K	333-161943	4.2	05/10/2019
4.17	Form of Registration Rights Agreement by and among the Company and the persons listed on the signature pages thereto in connection with the November 2019 private placement	8-K	333-161943	4.3	11/15/2019
4.18	Form of Subscription Agreement in connection with the November 2019 private placement	8-K	333-161943	10.1	11/15/2019
4.19†	Better Choice Company Inc. Amended and Restated 2019 Incentive Award Plan	10-K	333-161943	10.19	05/04/2020
4.20†	Form of 2019 Incentive Aware Plan Stock Option Agreement	S-1	333-234349	10.7	10/28/2019

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
4.21	Form of Common Stock Purchase Warrant in connection with the June 2020 private placement.	10-Q	333-161943	4.11	06/25/2020
4.22	Form of Subordinated Convertible Promissory Note in connection with the June 2020 private placement.	10-Q	333-161943	4.12	06/25/2020
4.23	Form of Subscription Agreement in connection with the June 2020 private placement.	10-Q	333-161943	4.13	06/25/2020
4.24	Form of Registration Rights Agreement by and among the Company and the persons listed on the signature pages thereto in connection with the June 2020 private placement.	10-Q	333-161943	4.14	06/25/2020
4.25	Form of Amendment to November 2019 Notes, Seller Notes and ABG Notes	10-Q	333-161943	4.15	8/14/2020
4.26	Form of July 2020 Common Stock Purchase Warrants	8-K	333-161943	10.5	07/21/2020
4.27	Form of Warrant in connection with the October 2020 Series F Private Placement	8-K	333-161943	4.1	10/02/2020
4.28	Form of Securities Purchase Agreement in connection with the October 2020 Series F Private Placement	8-K	333-161943	10.1	10/2/2020
4.29	Form of Registration Rights Agreement in connection with the October 2020 Series F Private Placement	8-K	333-161943	10.2	10/2/2020
4.30	Exchange Agreement by and between the Company and Cavalry Fund LP dated September 30, 2020	8-K	333-161943	10.3	10/2/2020
4.31	Form of First Amendment to Registration Rights Agreement in connection with the October 2020 Series F Private Placement	10-Q	333-161943	10.40	11/16/2020
4.32	Form of warrant in connection with the January 2021 Private Placement	S-1/A	333-251241	4.22	2/16/2021
4.33	Form of Securities Purchase Agreement in connection with the January 2021 Private Placement	S-1/A	333-251241	4.23	2/16/2021
4.34	Form of Registration Rights Agreement in connection with the January 2021 Private Placement	S-1/A	333-251241	4.24	2/16/2021
10.1†	Form of Indemnification Agreement by and among the Company and its officers and directors	S-1	333-234349	10.8	10/28/2019
10.2†	Employment Agreement, dated February 1, 2019, for David Lelong	8-K	333-161943	10.1	02/07/2019
10.3†	Employment Agreement, dated as of May 6, 2019, by and between the Company and Damian Dalla-Longa	10-Q	333-161943	10.6	10/09/2019
10.4†	Resignation Letter from Damian Dalla-Longa, dated February 5, 2020	8-K	333-161943	10.3	02/11/2020
10.5†	Amendment to Employment Agreement, dated February 10, 2020, by and between Damian Dalla-Longa and the Company	8-K	333-161943	10.4	02/11/2020
10.6†	Employment Agreement, dated as of May 6, 2019, by and between the Company and Lori Taylor	10-Q	333-161943	10.7	10/09/2019
10.7†	Separation Agreement, dated as of September 13, 2019, by and between the Company and Lori Taylor	10-K	333-161943	10.28	05/04/2020
10.8†	Employment Agreement, dated May 6, 2019, by and among the Company and Anthony Santarsiero	S-1	333-234349	10.11	10/28/2019
10.9†	Employment Agreement, dated June 29, 2019, by and among the Company and Andreas Schulmeyer	S-1	333-234349	10.12	10/28/2019
10.10†	Employment Agreement, dated December 19, 2019, by and between the Company, Werner von Pein, and Halo	8-K	333-161943	10.1	02/11/2020
10.11†	Amendment to Employment Agreement, dated February 10, 2020, by and between Werner von Pein and the Company	8-K	333-161943	10.2	02/11/2020
10.12†	Employment Agreement, dated October 8, 2020, by and between Sharla Cook and the Company	10-K	333-161943	10.12	3/30/2021
10.13†	Employment Agreement, dated September 27, 2020, by and between Robert Sauermann and the Company	10-K	333-161943	10.13	3/30/2021
10.14†	Employment Agreement, dated January 1, 2021, by and between Donald Young and the Company	10-K	333-161943	10.14	3/30/2021

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
10.15†	Separation and Retirement Agreement, Dated December 28, 2020 by and between Werner von Pein and the Company	8-K/A	333-161943	10.1	1/5/2021
10.16†	Employment Agreement, Dated December 28, 2020 by and between Scott Lerner and the Company	8-K/A	333-161943	10.2	1/5/2021
10.17	Loan and Security Agreement, dated as of January 6, 2021, by and between Old Plank Trail Community Bank, N.A. ("Lender") and Halo, Purely for Pets, Inc., a Delaware corporation ("Halo")	8-K	333-161943	10.1	1/11/2021
10.18	Revolving Promissory Note, dated as of January 6, 2021, issued by Halo in favor of Lender	8-K	333-161943	10.2	1/11/2021
10.19	Term Note A, dated as of January 6, 2021, issued by Halo in favor of Lender	8-K	333-161943	10.3	1/11/2021
10.20	Guaranty and Security Agreement, dated as of January 6, 2021, made by Better Choice Company Inc. (the "Company"), TruPet LLC, a Delaware limited liability company ("TruPet") and Bona Vida, Inc., a Delaware corporation ("Bona Vida"), in favor of Lender	8-K	333-161943	10.4	1/11/2021
10.21	Intellectual Property Security Agreement, dated as of January 6, 2021, executed and delivered by the Company, TruPet and Bona Vida in favor of Lender	8-K	333-161943	10.5	1/11/2021
10.22	Stock Pledge Agreement, dated as of January 6, 2021, executed and delivered by the Company in favor of Lender	8-K	333-161943	10.6	1/11/2021
10.23	Collateral Pledge Agreement, dated as of January 6, 2021, executed and delivered by John M. Word, III in favor of Lender	8-K	333-161943	10.7	1/11/2021
10.24	Agreement effective as of February 23, 2021 by and between Emerging Media Consulting, a Florida limited liability company, and Better Choice Company, Inc.	8-K	333-161943	10.1	2/18/2021
10.25	Terms and Conditions for Winning Media LLC effective as of February 17, 2021 by and between Winning Media LLC and Better Choice Company, Inc.	8-K	333-161943	10.2	2/18/2021
21.1	Subsidiaries of the Company	10-K	333-161943	21.1	3/30/2021
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101*	The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders Deficit, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text and including detailed tags
104*	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (included as Exhibit 101)
†    Indicates a management contract or any compensatory plan, contract or arrangement.
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

BETTER CHOICE COMPANY INC.

Date: May 13, 2021	By:	/s/ SCOTT LERNER

Scott Lerner
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ SHARLA A. COOK

Sharla A. Cook
Chief Financial Officer (Principal Financial and Accounting Officer)