Form 10-Q
period 2021-06-30
Better Choice Co Inc.
filed 2021-08-12
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
_______________________________________________
(Registrant’s Telephone Number, Including Area Code): (813) 659-5921
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, $0.001 par value share	BTTR	NYSE American
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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 29,586,092 shares of $0.001 par value common stock outstanding as of August 9, 2021.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements contained herein include, among others, statements concerning management's expectations about future events and the Company’s operating plans and performance, the effects of the COVID-19 outbreak, including levels of consumer, business and economic confidence generally, the regulatory environment, litigation, sales, and the expected benefits of acquisitions, and such statements are based on the current beliefs and expectations of the Company’s management, as applicable, and are subject to known and unknown risks and uncertainties. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties, and assumptions. Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.
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
•risk of shifting customer demand in relation to raw pet foods, premium kibble and canned pet food products, and failure to respond to such changes in customer taste quickly and effectively; and
•the other risks identified in this Quarterly Report including, without limitation, Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A “Risk Factors” as such factors may updated from time to time in our other public filings.
Given these uncertainties, you should not place undue reliance on these forward looking statements. These forward looking statements represent our estimates and assumptions only as of the date of this report and, except as required by law, we undertake no obligation to update or revise publicly any forward looking statements, whether as a result of new information, future events or otherwise after the date of this report. We qualify all of our forward looking statements by these cautionary statements. You should, however, consult further disclosures we make in future filings and public disclosures, including without limitation, our Annual Report on Form 10-K ("Annual Report"), Quarterly Reports on Forms 10-Q, and Current Reports on Forms 8-K.

PART I
ITEM 1.    FINANCIAL STATEMENTS
Better Choice Company Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	Unaudited	Audited
Assets
Cash and cash equivalents	$2,484	$3,926
Restricted cash	63	63
Accounts receivable, net	5,189	4,631
Inventories, net	5,201	4,869
Deferred IPO costs	882	—
Prepaid expenses and other current assets	4,040	4,074
Total Current Assets	17,859	17,563
Property and equipment, net	149	252
Right-of-use assets, operating leases	94	345
Intangible assets, net	12,350	13,115
Goodwill	18,614	18,614
Other assets	114	1,364
Total Assets	$49,180	$51,253
Liabilities & Stockholders’ Equity (Deficit)
Current Liabilities
Term loans, net	$704	$7,826
Line of credit	222	—
PPP loans	—	190
Accrued and other liabilities	2,231	3,400
Accounts payable	4,758	3,137
Operating lease liability	56	173
Warrant liability	16,977	39,850
Total Current Liabilities	24,948	54,576
Non-current Liabilities
Notes payable, net	—	18,910
Term loans, net	4,999	—
Lines of credit, net	4,935	5,023
PPP loans	—	662
Operating lease liability	38	184
Total Non-current Liabilities	9,972	24,779
Total Liabilities	34,920	79,355
Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 200,000,000 shares authorized, 15,821,559 and 8,651,400 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	16	9
Series F Preferred Stock, $0.001 par value, 30,000 shares authorized, 17,294 shares and 21,754 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	263,361	232,530
Accumulated deficit	(249,117)	(260,641)
Total Stockholders’ Equity (Deficit)	14,260	(28,102)
Total Liabilities and Stockholders’ Equity (Deficit)	$49,180	$51,253
See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except share and per share amounts)

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Net sales	$21,819	$22,167	$10,989	$9,941
Cost of goods sold	13,645	13,886	7,089	5,817
Gross profit	8,174	8,281	3,900	4,124
Operating expenses:
General and administrative	8,081	19,551	3,530	11,551
Sales and marketing	5,571	4,258	3,235	2,053
Share-based compensation	2,857	5,504	332	3,020
Total operating expenses	16,509	29,313	7,097	16,624
Loss from operations	(8,335)	(21,032)	(3,197)	(12,500)
Other expense (income):
Interest expense	3,069	4,731	2,234	2,430
Gain on extinguishment of debt, net	(457)	—	(851)	—
Change in fair value of warrant liabilities	(22,873)	2,095	(29,356)	3,474
Total other (income) expense, net	(20,261)	6,826	(27,973)	5,904
Net and comprehensive income (loss)	11,926	(27,858)	24,776	(18,404)
Preferred dividends	—	68	—	34
Net and comprehensive income (loss) available to common stockholders	$11,926	$(27,926)	$24,776	$(18,438)

Weighted average number of shares outstanding, basic	10,361,462	8,122,176	11,126,909	8,156,618
Weighted average number of shares outstanding, diluted	20,498,829	8,122,176	21,389,413	8,156,618
Earnings (loss) per share, basic	$1.11	$(3.44)	$2.23	$(2.26)
Earnings (loss) per share, diluted	$0.56	$(3.44)	$1.19	$(2.26)
See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands except shares)

	Common Stock		Series F Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance as of December 31, 2020	8,651,400	$9	21,754	$—	$232,530	$(260,641)	$(28,102)
Shares and warrants issued pursuant to private placement	546,733	1	—	—	4,071	—	4,072
Share-based compensation	17,537	—	—	—	2,544	—	2,544
Warrant exercises	297,383	—	—	—	1,310	—	1,310
Shares issued to third-party for services	5,000	—	—	—	46	—	46
Warrant modifications	—	—	—		402	(402)	—
Conversion of Series F shares to common stock	1,482,672	1	(4,448)	—	(1)	—	—
Net and comprehensive loss available to common stockholders	—	—	—	—	—	(12,850)	(12,850)
Balance as of March 31, 2021	11,000,725	$11	17,306	$—	$240,902	$(273,893)	$(32,980)
Warrant exercise	83,333	—	—	—	375	—	375
Conversion of Series F shares to common stock	4,000	—	(12)	—	—	—	—
Conversion of convertible notes to common stock	4,732,420	5	—	—	21,771	—	21,776
Share-based compensation	—	—	—	—	313	—	313
Shares issued in lieu of fractional shares due to reverse stock split	1,081	—	—	—	—	—	—
Net and comprehensive income available to common stockholders	—	—	—	—	—	24,776	24,776
Balance as of Balance as of June 30, 2021	15,821,559	$16	17,294	$—	$263,361	$(249,117)	$14,260

	Common Stock					Redeemable Series E Convertible Preferred Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit	Shares	Amount
Balance as of December 31, 2019	7,996,232	$8	$194,190	$(201,269)	$(7,071)	1,387,378	$10,566
Shares issued pursuant to a private placement	51,440	—	500	—	500	—	—
Share-based compensation	75,993	1	2,484	—	2,485	—	—
Shares and warrants issued to third party for contract termination	12,120	—	198	—	198	—	—
Shares issued to third parties for services	20,833	—	125	—	125	—	—
Warrants issued to third parties for services	—	—	2,594	—	2,594	—	—
Net and comprehensive loss available to common stockholders	—	—	—	(9,488)	(9,488)	—	—
Balance as of March 31, 2020	8,156,618	$9	$200,091	$(210,757)	$(10,657)	1,387,378	$10,566
Warrants issued to third parties for services	—	—	7,390	—	7,390	—	—
Share-based compensation	—	—	3,020	—	3,020	—	—
Warrants issued in connection with June 2020 Notes	—	—	337	—	337	—	—
Beneficial conversion feature of June 2020 Notes	—	—	1,163	—	1,163	—	—
Modification of conversion feature for November 2019 Notes, Seller Notes, and ABG Notes	—	—	528	—	528	—	—
Modification of warrants	—	—	43	—	43	—	—
Net and comprehensive loss available to common stockholders	—	—	—	(18,438)	(18,438)	—	—
Balance as of June 30, 2020	8,156,618	$9	$212,572	$(229,195)	$(16,614)	1,387,378	$10,566
See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flow from Operating Activities:
Net and comprehensive income (loss) available to common stockholders	$11,926	$(27,926)
Adjustments to reconcile net and comprehensive income (loss) to net cash used in operating activities:
Shares and warrants issued to third parties for services	46	10,182
Depreciation and amortization	824	866
Amortization of debt issuance costs and discounts	1,777	2,353
Share-based compensation	2,857	5,504
Change in fair value of warrant liabilities	(22,873)	2,095
PIK interest expense on notes payable	1,110	939
Other	(930)	689
Changes in operating assets and liabilities:
Accounts receivable, net	(558)	1,621
Inventories, net	(332)	1,161
Prepaid expenses and other assets	1,256	92
Accounts payable and accrued liabilities	328	5
Other	(93)	251
Cash Used in Operating Activities	$(4,662)	$(2,168)

Cash Flow from Investing Activities
Acquisition of property and equipment	$(54)	$(6)
Cash Used in Investing Activities	$(54)	$(6)

Cash Flow from Financing Activities
Proceeds from shares and warrants issued pursuant to private placement, net	$4,012	$—
Proceeds from issuance of debt	—	2,352
Proceeds from revolving lines of credit	5,155	1,075
Payments on revolving lines of credit	(5,214)	(300)
Proceeds from term loan	6,000	—
Payments on term loans	(8,229)	—
Cash received for warrant exercises	1,685	—
IPO costs	(19)	—
Debt issuance costs	(116)	—
Cash Provided by Financing Activities	$3,274	$3,127

Net (decrease) increase in cash and cash equivalents and restricted cash	$(1,442)	$953
Total cash and cash equivalents and restricted cash, beginning of period	3,989	2,534
Total cash and cash equivalents and restricted cash, end of period	$2,547	$3,487
Supplemental cash flow information:

	Six Months Ended June 30,
	2021	2020
Cash paid during the period for:
Interest	$221	$1,319
Non-cash financing and investing transactions
Stock issued for services	$—	$125
See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - Nature of business and summary of significant accounting policies
Nature of the business
Better Choice Company Inc. is a growing animal health and wellness company focused on providing pet products and services that help dogs and cats live healthier, happier and longer lives. The Company sells its product offerings under the Halo and TruDog brands, which have a long history of providing high quality products to pet parents. The Company believes its portfolio of brands are well-positioned to benefit from the trends of growing pet humanization and an increased consumer focus on health and wellness, and the Company has adopted a laser focused, channel-specific approach to growth that is driven by new product innovation. The Company has a broad portfolio of over 100 active premium and super-premium animal health and wellness products for dogs and cats sold under its Halo and TruDog brands across multiple forms, including foods, treats, toppers, dental products, chews, grooming products and supplements. The products consist of naturally formulated premium kibble and canned dog and cat food, freeze-dried raw dog food and treats, vegan dog food and treats, oral care products, supplements and grooming aids. The core products sold under the Halo brand are sustainably sourced, derived from real whole meat and no rendered meat meal and include non-genetically modified fruits and vegetables. The core products sold under the TruDog brand are made according to the Company's nutritional philosophy of fresh, meat-based nutrition and minimal processing.
Reverse stock split
On May 28, 2021, stockholders of the Company holding a majority of the voting power of the Company entitled to vote approved by way of a written consent resolution the authorization of the Company's board of directors, in its sole and absolute discretion, and without further action of the stockholders, to file an amendment to the Company’s amended and restated certificate of incorporation to affect a reverse stock split of its common stock at a ratio in the range of 1-for-3 to 1-for-10 at any time prior to December 31, 2021. On June 10, 2021 the Company's board of directors set the reverse stock split ratio at 1-for-6 (the "Reverse Stock Split") and approved the Reverse Stock Split to be effectuated by the Company immediately following the effectiveness of the Company's registration statement related to the Company's IPO (as defined below), which became effective on June 28, 2021.
As a result of the Reverse Stock Split, every six shares of the Company’s common stock was combined and converted into one share of the Company’s common stock as of June 28, 2021. In addition, the conversion rates of the Company's outstanding preferred stock and convertible notes and the exercise prices of the Company’s underlying common stock purchase warrants and stock options were proportionately adjusted at the applicable reverse stock split ratio in accordance with the terms of such instruments. Proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Split, other than as a result of the rounding up of fractional shares. The Company issued 1,081 shares of common stock in lieu of fractional shares in connection with the Reverse Stock Split.
Accordingly, all share and per share amounts related to the Company's common stock and underlying derivatives for all periods presented in the accompanying unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the Reverse Stock Split. The number of authorized shares and the par values of the common stock and convertible preferred stock were not adjusted as a result of the Reverse Stock Split.
Initial public offering
On June 28, 2021, the Company’s registration statement on Form S-1 for its underwritten initial public offering (the “IPO”) was declared effective by the SEC, and the Company's common stock commenced trading on the NYSE American ("NYSE") on June 29, 2021. Upon commencement of the trading of the Company's common stock on the NYSE on June 29, 2021, all of the Company's outstanding convertible notes payable automatically converted into 4,732,420 shares of common stock.
In connection with the IPO, which closed on July 1, 2021, the Company issued and sold 8,000,000 shares of its common stock at a price of $5.00 per share. The total net proceeds from the IPO were approximately $36.2 million, after deducting underwriting discounts and commissions of $2.8 million, and offering costs of approximately $1.0 million, of which $0.9 million was incurred as of June 30, 2021. The Company plans to use the net proceeds of this IPO for general corporate purposes. The Company may also elect to use proceeds from the IPO to acquire complimentary technologies, products or businesses, although the Company is not a party to any letters of intent or definitive agreements for any such acquisition. The Company granted the underwriters an option for a period of 30 days from June 29, 2021 to purchase up to 1,200,000 shares of common stock (the "Underwriter Shares") at the public offering price, less the underwriting discounts and commissions, to cover over-allotments, if any. No Underwriter Shares were purchased during the 30 day period.

Upon the consummation of the IPO on July 1, 2021, all shares of the Series F convertible preferred stock were converted into 5,764,533 shares of common stock. Additionally, since the anti-dilution provision of the Series F Warrants were no longer effective upon consummation of the Company's IPO, these warrants met the requirements to be considered equity and the outstanding Series F Warrants were reclassified as such.
The following unaudited pro forma condensed consolidated balance sheet data is presented as if the IPO closed on June 30, 2021, by applying adjustments to the Company’s condensed consolidated balance sheet. It reflects (1) the issuance of 8,000,000 shares of common stock for estimated net proceeds of $36.2 million (of which $0.9 million of offering costs were already included in the June 30, 2021 current asset balance), (2) the conversion of all Series F convertible preferred stock into an aggregate of 5,764,533 shares of common stock and (3) the reclassification of the Series F Warrant liability to equity:

	Actual	Pro Forma Adjustments	Pro Forma
	June 30, 2021		June 30, 2021
Assets
Total Current Assets	$17,859	$36,168	$54,027
Total Non-Current assets	31,321	—	31,321
Total Assets	$49,180	$36,168	$85,348
Liabilities & Stockholders’ Equity (Deficit)
Total Liabilities	$34,920	$(16,977)	$17,943
Common Stock	16	14	30
Series F Preferred Stock	—	—	—
Additional paid-in capital	263,361	53,131	316,492
Accumulated deficit	(249,117)	—	(249,117)
Total Stockholders’ Equity (Deficit)	14,260	53,145	67,405
Total Liabilities and Stockholders’ Equity (Deficit)	$49,180	$36,168	$85,348
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
In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income (loss) for the periods ended June 30, 2021 and 2020, the financial position as of June 30, 2021 and December 31, 2020 and the cash flows for the periods ended June 30, 2021 and 2020.

Summary of significant accounting policies
For additional information, please refer to the most recently filed Annual Report regarding the Company's summary of significant accounting policies.
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
Shipping costs
Shipping costs associated with moving finished products to customers were $0.9 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively, and $0.4 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively. Such shipping costs are recorded as part of general and administrative expenses.
Revenue channels
The Company groups its revenue channels into four distinct categories: E-Commerce, which includes the sale of product to online retailers such as Amazon and Chewy; Brick & Mortar, which includes the sale of product to pet specialty chains such as Petco, PetSmart, select grocery chains, and neighborhood pet stores; DTC, which includes the sale of product through the Company's online web platform to more than 20,000 unique customers; and International, which includes the sale of product to foreign distribution partners and to select international retailers (transacted in U.S. dollars). Information about the Company’s net sales by revenue channel is as follows (in thousands):

	Six Months Ended June 30,				Three Months Ended June 30,
	2021		2020		2021		2020
E-commerce	$6,902	32%	$7,459	34%	$2,892	26%	$2,978	30%
Brick & Mortar	3,592	16%	4,772	22%	1,698	16%	1,875	19%
DTC	4,777	22%	5,526	25%	2,341	21%	2,722	27%
International	6,548	30%	4,410	19%	4,058	37%	2,366	24%
Net Sales	$21,819	100%	$22,167	100%	$10,989	100%	$9,941	100%
Note 3 - Inventories
Inventories are summarized as follows (in thousands):

	June 30, 2021	December 31, 2020
Food, treats and supplements	$5,129	$4,987
Inventory packaging and supplies	499	596
Total Inventories	5,628	5,583
Inventory reserve	(427)	(714)
Inventories, net	$5,201	$4,869
Note 4 - Prepaid expenses and other current assets

	June 30, 2021	December 31, 2020
Prepaid advertising contract with iHeart (1)	$2,985	$1,788
Other prepaid expenses and other current assets (2)	1,055	2,286
Total Prepaid expenses and other current assets	$4,040	$4,074
(1) On August 28, 2019, the Company entered into a radio advertising agreement with iHeart Media + Entertainment, Inc. and issued 166,667 shares of common stock valued at $3.4 million for future advertising services. The Company issued an additional 20,834 shares valued at $0.1 million on March 5, 2020 pursuant to the agreement. The current portion of the remaining value, reflected above, is the remaining value of services that the Company expects to utilize within the twelve months following the reporting period date, unless the term is extended. There was a long-term portion of $1.2 million recorded in other non-current assets as of December 31, 2020.
(2) As of June 30, 2021, this amount includes various other prepaid contracts. In December 2020, the Company entered into an agreement for access to an investment platform in exchange for 83,334 shares of common stock valued at $0.6 million and also entered into an agreement for marketing services in exchange for 83,334 shares of common stock valued at $0.5 million, both of which are being amortized over 12 months.

Note 5 - Accrued and other liabilities
Accrued and other liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued professional fees	$503	$704
Accrued sales tax	215	1,009
Accrued payroll and benefits	1,018	913
Accrued trade promotions	57	106
Accrued interest	24	86
Deferred revenue	257	350
Other	157	232
Total accrued liabilities	$2,231	$3,400
Note 6 - Intangible assets, royalties, and goodwill
Intangible assets
The Company’s intangible assets (in thousands) and related useful lives (in years) are as follows:

			June 30, 2021		December 31, 2020
	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	7	$7,190	$(1,574)	$5,616	$(1,059)	$6,131
Trade name	15	7,500	(766)	6,734	(516)	6,984
Total intangible assets		$14,690	$(2,340)	$12,350	$(1,575)	$13,115
Amortization expense was $0.4 million and $0.8 million for both the three and six months ended June 30, 2021 and 2020, respectively.
The estimated future amortization of intangible assets over the remaining weighted average useful life of 9.8 years is as follows (in thousands):

Remainder of 2021	$764
2022	1,527
2023	1,527
2024	1,527
2025	1,527
Thereafter	5,478
$12,350
There were no indicators or impairment of the intangible assets as of June 30, 2021.
Goodwill
Goodwill was $18.6 million as of June 30, 2021 and December 31, 2020, respectfully. The Company performed a quantitative assessment for its annual impairment test as of October 1, 2020. Under the quantitative approach, the Company makes various estimates and assumptions to determine the estimated fair value of the reporting unit using a combination of a discounted cash flow model and earnings multiples for guideline public companies. As of June 30, 2021, there was no accumulated impairment loss and no impairment expense related to goodwill.

Note 7 - Debt
The components of the Company’s debt consist of the following (in thousands):

Dollars in thousands	June 30, 2021			December 31, 2020
	Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
Term loan, net	$5,703	(1)	1/6/2024	$7,826	(2)	1/15/2021
Line of credit, net	5,157	(1)	1/6/2024	5,023	(3)	7/5/2022
November 2019 notes payable, net (November 2019 Notes)	—	10%	6/30/2023	2,830	10%	6/30/2023
December 2019 senior notes payable, net (Senior Seller Notes)	—	10%	6/30/2023	10,332	10%	6/30/2023
December 2019 junior notes payable, net (Junior Seller Notes)	—	10%	6/30/2023	4,973	10%	6/30/2023
ABG Notes	—	10%	6/30/2023	687	10%	6/30/2023
June 2020 notes payable, net (June 2020 Notes)	—	10%	6/30/2023	88	10%	6/30/2023
Halo PPP Loan	—	1%	5/3/2022	431	1%	5/3/2022
TruPet PPP Loan	—	0.98%	4/6/2022	421	0.98%	4/6/2022
Total debt	10,860			32,611
Less current portion	926			8,016
Total long term debt	$9,934			$24,595
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
Certain directors and shareholders of the Company (“Shareholder Guarantors”) agreed to guarantee the Company’s obligations under the Facilities Agreement up to an aggregate amount of $20.0 million pursuant to a Continuing Guarantee between the Shareholder Guarantors and the lender under the Facilities Agreement (the "Shareholder Guaranties"). As consideration for the Shareholder Guaranties, the Company issued common stock purchase warrants to the Shareholder Guarantors in an amount equal to 0.055 warrants for each dollar of debt guaranteed by such Shareholder Guarantors (the “Guarantor Warrants”).
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
The ABL Facility was scheduled to mature on July 5, 2022 and accrued interest at a variable rate of LIBOR plus 250 basis points, with an interest rate floor of 3.25% per annum. Accrued interest on the ABL Facility was payable monthly commencing on August 5, 2020. The ABL Agreement provided for customary financial covenants, such as maintaining a specified adjusted EBITDA and a maximum senior debt leverage ratio, that commenced on December 31, 2020 and customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company prepaid all of the outstanding principal and accrued interest under the ABL Facility in full and did not incur any prepayment charges.
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
On January 6, 2021, Halo, Purely for Pets, Inc., a wholly owned subsidiary of Better Choice Company Inc. ("Halo") entered into a credit facility with Old Plank Trail Community Bank, N.A., an affiliate of Wintrust Bank, N.A. (“Wintrust”) consisting of a $6.0 million term loan and a $6.0 million revolving line of credit, each scheduled to mature on January 6, 2024 and each bear interest at a variable rate of LIBOR plus 250 basis points, with an interest rate floor of 2.50% per annum (the "Wintrust Credit Facility"). Accrued interest on the Wintrust Facility is payable monthly commencing on February 1, 2021. Principal payments are required to be made monthly on the term loan commencing February 2021 with a balloon payment upon maturity. The proceeds from the Wintrust Credit Facility were used (i) to repay the principal, interest and fees outstanding under the ABL Facility and (ii) for general corporate purposes. The Company applied extinguishment accounting to the outstanding balances of the ABL Facility and term loan and recorded a loss on extinguishment of debt of $0.4 million during the three months ended March 31, 2021. Debt issuance costs of $0.1 million were incurred related to the Wintrust Credit Facility.
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
As of June 30, 2021, the term loan and line of credit outstanding under the Wintrust Credit Facility were $5.7 million and $5.2 million, respectively, net of debt issuance costs of less than $0.1 million, respectively. As of December 31, 2020, the previous term loan and line of credit outstanding were $7.8 million and $5.0 million, respectively, net of debt issuance costs and discounts of less than $0.2 million and $0.2 million, respectively. The debt issuance costs and discounts are amortized using the effective interest method.
As of June 30, 2021 and December 31, 2020, the Company was in compliance with its debt covenants.
Notes payable
On November 4, 2019, the Company issued $2.8 million of subordinated convertible notes (the “November 2019 Notes”) which carried a 10% interest rate and mature on November 4, 2021. The interest was payable in kind, in arrears on March 31, June 30, September 30 and December 31 of each year. Payment in kind ("PIK") interest was payable by increasing the aggregate principal amount of the November 2019 Notes. The November 2019 Notes were convertible any time from the date of issuance and carried an initial conversion price of the lower of (a) $24.00 per share or (b) the IPO Price.
The November 2019 Notes were amended on January 6, 2020. The amendment incorporates only the preferable terms of the Seller Notes as noted below, and all other terms and provisions of the November 2019 Notes remained in full force and effect. As amended, for so long as any event of default (as defined in the November 2019 Notes) exists, interest shall accrue on the November 2019 Notes principal at the default interest rate of 12.0% per annum, and such accrued interest shall be immediately due and payable.
The November 2019 Notes were amended for the second time on June 24, 2020 in connection with the issuance of the June 2020 Notes. The amendment lowered the maximum conversion price applicable to the conversion of these notes from $24.00 per share to $22.50 per share and extended the maturity date from November 4, 2021 to June 30, 2023. Under the applicable accounting guidance, the Company accounted for the change in conversion price as a modification of the debt instrument. The Company recognized the increase in the fair value of the conversion option of $0.3 million as a reduction to the carrying amount of the debt instrument by increasing the associated debt discount with a corresponding increase in Additional paid-in capital.
As of June 30, 2021, the November 2019 Notes outstanding were $0 since they were automatically converted to common stock in connection with the Company's IPO, at a price of $5.00 per share. See "Note 1 - Nature of business and summary of significant accounting policies" for additional information. As of December 31, 2020, the November 2019 Notes outstanding were $2.8 million, net of discounts of less than $0.3 million. The discounts were being amortized over the life of the November 2019 Notes using the effective interest method.

On December 19, 2019, the Company issued $10.0 million and $5.0 million in senior subordinated convertible notes (the “Senior Seller Notes”) and junior subordinated convertible notes (the “Junior Seller Notes” and together with the Senior Seller Notes, the “Seller Notes”), respectively, to the sellers of Halo. The Seller Notes were convertible any time from the date of issuance and carried a 10% interest rate and mature on June 30, 2023. Interest was payable in kind, in arrears on March 31, June 30, September 30 and December 31 of each year. PIK interest was payable by increasing the aggregate principal amount of the Seller Notes. The Seller Notes carried a conversion price of the lower of (a) $24.00 per share or (b) the IPO Price.
The Seller Notes were amended on June 24, 2020 in connection with the issuance of the June 2020 Notes. The amendment lowered the maximum conversion price applicable to the conversion of these notes from $24.00 per share to $22.50 per share. The Company accounted for the change in the conversion price as a modification of the debt instrument. The Company recognized the increase in the fair value of the conversion option of less than $0.3 million as a reduction to the carrying amounts of the debt instruments by increasing the associated debt discounts with a corresponding increase in Additional paid-in capital.
As of June 30, 2021, the Senior Seller Notes and Junior Seller Notes outstanding were $0 since they were automatically converted to common stock in connection with the Company's IPO, at a price of $5.00 per share. See "Note 1 - Nature of business and summary of significant accounting policies" for additional information. As of December 31, 2020, the Senior Seller Notes outstanding were $10.3 million, net of discounts of $0.8 million, and the Junior Seller Notes outstanding were $5.0 million, net of discounts of $0.5 million. The discounts were being amortized over the life of the Seller Notes using the effective interest method.
On January 13, 2020, the Company issued $0.6 million in senior subordinated convertible notes to Authentic Brands and Elvis Presley Enterprises (“ABG”) in connection with the termination of a previous licensing agreement (the "ABG Notes"). The terms of the ABG Notes match those of the Seller Notes, including conversion features convertible any time after the date of issuance, a 10% interest rate and maturity date of June 30, 2023. The interest was payable in kind, in arrears on March 31, June 30, September 30 and December 31 of each year. PIK interest was payable by increasing the aggregate principal amount of the ABG Notes. The ABG Notes carried an initial conversion price of the lower of (a) $24.00 per share or (b) the IPO Price.
In addition to issuing the ABG Notes, as part of the ABG termination on January 13, 2020, the Company paid ABG $0.1 million in cash, issued ABG 12,120 shares of the Company’s common stock, agreed to pay ABG $0.1 million in cash in four equal installments each month from July 31, 2020 through October 31, 2020 and issued ABG common stock purchase warrants (the “ABG Warrants”) equal to a fair value of $0.2 million.
The ABG Notes were amended on June 24, 2020 in connection with the issuance of the June 2020 Notes. The amendment lowered the maximum conversion price applicable to the conversion of these notes from $24.00 per share to $22.50 per share. The Company accounted for the change in the conversion price as a modification of the debt instrument. The Company recognized the increase in the fair value of the conversion option of less than $0.1 million as a reduction to the carrying amount of the debt instrument by decreasing the associated debt premium with a corresponding increase in Additional paid-in capital.
As of June 30, 2021, the ABG Notes outstanding were $0 since they were automatically converted to common stock in connection with the Company's IPO, at a price of $5.00 per share. See "Note 1 - Nature of business and summary of significant accounting policies" for additional information. As of December 31, 2020, the ABG Notes outstanding were $0.7 million, including a debt premium of less than $0.1 million. The debt premium was being amortized over the life of the ABG Notes using the effective interest method.
On June 24, 2020, the Company issued $1.5 million in subordinated convertible promissory notes (the “June 2020 Notes”) which carried a 10% interest rate and matures on June 30, 2023. The interest was payable quarterly in kind, in arrears on March 31, June 30, September 30, and December 31 of each year. PIK interest was payable by increasing the aggregate principal amount of the June 2020 Notes. The June 2020 Notes were convertible any time from the date of issuance and carried a conversion price $4.50 per share.
The Company evaluated the conversion option within the June 2020 Notes to determine whether the conversion price was beneficial to the note holders. The Company recorded a beneficial conversion feature (“BCF”) related to the issuance of the June 2020 Notes. The BCF for the June 2020 Notes was recognized and measured by allocating a portion of the proceeds to the beneficial conversion feature, based on relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature limited to the proceeds amount allocated to the instrument. The discount recorded in connection with the BCF valuation was being accreted as interest expense over the term of the June 2020 Notes, using the effective interest rate method. Upon the conversion of the June 2020 Notes discussed below, the remaining discount of $1.4 million associated with the June 2020 Notes was fully accreted through interest expense.

As of June 30, 2021, the June 2020 Notes outstanding were $0 since they were automatically converted to common stock in connection with the Company's IPO, at a price of $4.50 per share. See "Note 1 - Nature of business and summary of significant accounting policies" for additional information. As of December 31, 2020, the June 2020 Notes outstanding were less than $0.1 million, net of discounts of less than $1.5 million. The discounts were being amortized over the life of the June 2020 Notes using the effective interest method.
Previously, $0.1 million of the Seller Notes were held by an executive of the Company; these convertible notes were converted to common stock as described above. Additionally, $2.2 million of the subordinated convertible notes were held by a member of the board of directors and were converted to common stock as described above. PIK interest related to these notes was less than $0.1 million and $0.1 million for both the three and six months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021 and December 31, 2020, the Company was in compliance with all covenant requirements and there were no events of default.
PPP loans
On April 10, 2020, TruPet, LLC, a wholly owned subsidiary of Better Choice Company Inc., was granted a loan from JPMorgan Chase Bank, N.A. in the aggregate amount of $0.4 million, pursuant to the Paycheck Protection Program ("PPP") under Division A, Title I of the CARES Act (the “TruPet PPP Loan”). The loan matured on April 6, 2022 and had an interest rate of 0.98% per annum, with interest and principal payable monthly, commencing on November 6, 2020. During the three months ended June 30, 2021, the TruPet PPP loan was fully forgiven and the Company recognized a gain on extinguishment of debt of $0.4 million.
On May 7, 2020, Halo, Purely for Pets, Inc., a wholly owned subsidiary of Better Choice Company Inc., was granted a loan from Wells Fargo Bank, N.A. in the aggregate amount of $0.4 million, pursuant to the PPP (the “Halo PPP Loan”). The loan matured on May 3, 2022 and had an interest rate of 1.00% per annum, with interest and principal payable monthly, commencing on November 1, 2020. During the three months ended June 30, 2021 the Halo PPP loan was fully forgiven and the Company recognized a gain on extinguishment of debt of $0.4 million.
The Company recorded interest expense related to its outstanding indebtedness of $3.1 million and $4.7 million for the six months ended June 30, 2021 and June 30, 2020, respectively, and $2.2 million and $2.4 million for the three months ended June 30, 2021 and June 30, 2020, respectively.
The carrying amount for the Company’s term loan and line of credit approximate fair value as the instruments have variable interest rates that approximate market rates.
Note 8 - Commitments and contingencies
The Company had no material purchase obligations as of June 30, 2021 or December 31, 2020.
The Company may be involved in legal proceedings, claims, and regulatory, tax, or government inquiries and investigations that arise in the ordinary course of business resulting in loss contingencies. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs such as outside counsel fees and expenses are charged to expense in the period incurred and are recorded in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company does not accrue for contingent losses that are considered to be reasonably possible, but not probable; however, the Company discloses the range of such reasonably possible losses. Loss contingencies considered remote are generally not disclosed.
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

Pursuant to the Securities Purchase Agreement, the Company, in a private placement (the “Series F Private Placement”), issued and sold units (the “Series F Units”) to the Purchasers for a purchase price of $1,000 per Unit. Each Unit consists of: (i) one share of the Company’s Series F convertible preferred stock, par value $0.001 per share (the “Series F Preferred Stock”), which is convertible into shares of the Company’s common stock, par value $0.001 per share, at a value per share of common stock of $3.00; and (ii) a warrant to purchase for a six year period such number of shares of common stock (the “Series F Warrant Shares”) into which such share of Series F Preferred Stock is convertible at an exercise price per Warrant Share of $4.50. Pursuant to the Series F Private Placement, the Company raised approximately $18.2 million in gross cash proceeds, approximately $6.5 million of which was invested by certain officers, directors, employees and associated related parties thereto of the Company. The Series F Shares were recorded at fair value on the date of issuance on an as converted basis.
Concurrently with the execution of the Securities Purchase Agreement, the Company and the Purchasers entered into a registration rights agreement, (as amended by a certain first amendment dated October 29, 2020, the "Registration Rights Agreement"), pursuant to which the Company filed a registration statement which was declared effective by the SEC on February 16, 2021 to register the Warrant Shares and the shares of common stock issuable upon conversion of the Series F Preferred Stock.
In connection with the consummation of the Series F Private Placement, on October 1, 2020, the Company filed with the Secretary of State of Delaware a Certificate of Designations which authorizes a total of 30,000 shares of Series F Preferred Stock and sets forth the designations, preferences, and rights of the Company's Series F Preferred Stock.
On October 1, 2020, the Company issued 14,264 Series F Units in conjunction with money received for the Series F Private Placement. In addition, pursuant to the Series E Exchange Agreement, on October 1, 2020, the Company issued 3,500 Series F Units to Cavalry in exchange for all of its outstanding Series E Preferred Stock. The exchange of Series E Preferred Shares resulted in a $5.4 million gain and was recorded to Accumulated deficit on the Company's Condensed Consolidated Balance Sheets.
On October 12, 2020 and October 23, 2020, the Company issued 1,106 and 2,832 Series F Units, respectively, in conjunction with the Series F Private Placement. In addition, on October 23, 2020, the Company issued an additional 100 shares of Series F Preferred Stock in conjunction with a marketing agreement.
The Company evaluated the conversion option within the Series F Preferred Stock on the dates of issuance to determine whether the conversion price was beneficial to the holders. The Company recorded a BCF related to the issuance of the Series F Preferred Stock. The BCF was recognized and measured by allocating a portion of the proceeds to the beneficial conversion feature, based on fair value and was recorded to Accumulated deficit on the Company's Condensed Consolidated Balance Sheets limited to the proceeds amount allocated to the instrument.
On July 1, 2021, all outstanding shares of convertible preferred stock were converted to common stock in connection with the consummation of the Company's IPO. See "Note 1 - Nature of business and summary of significant accounting policies" for additional information.
Note 10 - Stockholders’ equity (deficit)
On January 22, 2021, the Company consummated a private placement of common stock units (the “January 2021 Private Placement”) in which the Company raised approximately $4.1 million, including an investment by certain officers, directors, employees and associated related parties thereto of approximately $1.6 million. Each common stock unit was sold at a per unit price of $7.50 and consisted of (i) one share of the Company’s common stock, par value $0.001 per share; and (ii) a warrant to purchase one share of common stock. The proceeds were used to pay expenses related to the offering and for general corporate purposes. In connection with the January 2021 Private Placement, the Company entered into a registration rights agreement (the “January 2021 Registration Rights Agreement”) pursuant to which the Company filed a registration statement that was declared effective by the SEC on February 16, 2021 to register the shares of common stock issued, and issuable upon the exercise of the warrants issued, in the January 2021 Private Placement.
See "Note 1 - Nature of business and summary of significant accounting policies" for additional information regarding the impacts to the Company's Stockholders’ equity (deficit) related to the commencement of its common stock trading on the NYSE and the consummation of its IPO.

The Company has reserved common stock for future issuance as follows:

	June 30, 2021	December 31, 2020
Conversion of Series F Preferred Stock	5,764,533	7,251,189
Exercise of options to purchase common stock	2,200,244	1,302,574
Exercise of warrants to purchase common stock	9,433,584	9,916,997
Conversion of notes payable	—	1,255,039
Total	17,398,361	19,725,799
Note 11 - Warrants
The following summarizes the Company's outstanding warrants to purchase shares of the Company's common stock as of and for the periods ended June 30, 2021 and December 31, 2020:

	Warrants	Exercise Price
Warrants outstanding as of December 31, 2019	2,830,309	$19.38
Issued	8,321,412	$4.62
Exercised	(322,949)	$3.48
Terminated/Expired	(911,776)	$18.42
Warrants outstanding as of December 31, 2020	9,916,996	$7.32
Issued	548,111	$8.70
Exercised	(389,881)	$4.52
Terminated/Expired	(641,642)	$24.64
Warrants outstanding as of June 30, 2021	9,433,584	$5.92
The intrinsic value of outstanding warrants was $0.0 million and $23.8 million as of June 30, 2021 and December 31, 2020, respectively. The following discussion provides details on the various types of outstanding warrants and the related relevant disclosures around each type.
Warrant derivative liability
During May 2019, the Company acquired 118,804 warrants with a weighted average exercise price of $23.40 (the "May Acquisitions Warrants"). These warrants included an option to settle in cash in the event of a change of control of the Company and a reset feature if the Company issues shares of common stock with a strike price below the exercise price of the warrants, which required the Company to record the warrants as a derivative liability. The Company calculates the fair value of the derivative liability through a Monte Carlo Model that values the warrants based upon a probability weighted discounted cash flow model.
During January 2020, the Company issued shares below the exercise price of the May Acquisitions Warrants. As such, the Company issued an additional 167,206 warrants on March 17, 2020 to certain of its warrant holders at an exercise price of $9.72 and modified the exercise price of the existing May Acquisitions Warrants to $9.72.
During June 2020, the Company issued common stock equivalents below the exercise price of the warrants issued on March 17, 2020. As such, the Company issued an additional 331,771 warrants to certain of its warrant holders at an exercise price of $4.50 and modified the exercise price of the existing warrants to $4.50.
During September 2020, the Company amended all of these warrants to eliminate certain anti-dilution rights, fix the number of shares of common stock purchasable under each warrant, and set the exercise price thereof at $3.90 per share. As such, the Company issued an additional 95,043 warrants to certain of its warrant holders at an exercise price of $3.90.
During the fourth quarter of 2020, holders exercised a total 281,282 warrants for which the Company issued shares of common stock. During December 2020, 418,721 of these warrants expired and an immaterial amount remained outstanding as of December 31, 2020, all of which expired during January 2021.

The following schedule shows the fair value of the warrant derivative liability as of June 30, 2021 and December 31, 2020, and the change in fair value during the periods ended June 30, 2021 and year ended December 31, 2020 (in thousands):

Warrant Derivative Liability
Balance as of December 31, 2019	$2,220
Change in fair value of warrant derivative liability	(2,220)
Balance as of December 31, 2020	$—
Change in fair value of warrant derivative liability (1)	—
Balance as of June 30, 2021	$—
(1) All of the May Acquisition Warrants expired during January 2021.
Series F warrant liability
During October 2020, the Company issued 7,233,855 warrants to purchase common stock in connection with the Series F Private Placement (defined below) with an exercise price of $4.50 (the "Series F Warrants"). The warrants are exercisable commencing on the date of issuance and expire 72 months after the date of issuance. These warrants included a reset feature if the Company issues common stock, options, or convertible securities with a strike price below the exercise price of the warrants. During the second quarter of 2021, a Series F warrant holder exercised 83,334 warrants, resulting in the Company’s receipt of approximately $0.4 million. Initially, these warrants did not meet the definition of a derivative or the requirements to be considered equity; as such, the Company recorded these as a liability. Due to changes in certain terms of the warrant agreements in connection with the Company's IPO whereby the warrants did meet the requirements to be considered equity, the outstanding Series F warrants were reclassified to equity upon consummation of the IPO on July 1, 2021. See "Note 9 - Convertible preferred stock" for more information on Series F and see "Note 1 - Nature of business and summary of significant accounting policies" for additional information on the Company's IPO.
The warrant liability was remeasured at fair value each reporting period and upon the Company's IPO and represented a Level 3 financial instrument. The Company calculates the fair value of the warrant liability through a Monte Carlo Model and a Black Scholes Option Model. The total value of the consideration received in connection with the Series F Private Placement was first allocated to the warrant liability at fair value, with the remainder allocated to the preferred stock, which led to a discount ascribed to the Series F Preferred Stock. Accordingly, the Company recorded a discount of $14.6 million on the Series F Preferred Stock by adjusting Additional paid-in capital.
The following schedule shows the fair value of the warrant liability upon issuance, and the change in fair value during the periods ended June 30, 2021 and December 31, 2020 (in thousands):

Warrant liability
Issuance of Series F warrants	$14,952
Change in fair value of warrant liability	24,898
Balance as of December 31, 2020	$39,850
Change in fair value of warrant liability	(22,873)
Balance as of June 30, 2021	$16,977
The following schedule shows the inputs used to measure the fair value of the warrant liability:

Warrant Liability	June 30, 2021	December 31, 2020
Stock Price	$4.30	$7.62
Exercise Price	$4.50	$4.50
Expected remaining term (in years)	5.25 - 5.31	5.75 - 5.81
Volatility	60.0%	67.5%
Risk-free interest rate	0.92%	0.5%
The valuation of the warrants is subject to uncertainty as a result of the unobservable inputs. If the volatility rate or risk-free interest rate were to change, the value of the warrants would be impacted.

Equity-classified warrants
On May 6, 2019, the Company issued 957,499 warrants to purchase common stock with an exercise price of $25.50 (the "May 2019 PIPE Warrants"). Additionally, in connection with the May 2019 PIPE transaction, the Company issued 36,757 warrants to brokers with an exercise price of $18.00. The warrants were exercisable commencing on the issuance date and expire 24 months after the issuance date. In March 2021, the Company offered to a limited number of holders the opportunity to exercise, in full or in part, these warrants to purchase shares of Common Stock at a reduced exercise price of $7.50 per share. The Company received exercise notices for a total of 174,602 warrants, resulting in the Company’s receipt of approximately $1.3 million. The Company recognized the increase in the fair value of the modified warrants on the date of exercise of $0.2 million as a deemed dividend through Accumulated deficit with a corresponding increase in Additional paid-in capital. The remainder of the outstanding and unexercised May 2019 PIPE Warrants expired during May 2021.
On November 4, 2019, the Company issued 1,834 warrants in connection with the November 2019 Notes. The warrants are exercisable commencing on the date of issuance and expire 24 months from the date of the consummation of an IPO, which commenced on June 29, 2021. The warrants carried an initial exercise price equal to the greater of (i) $30.00 per share or (ii) the price at which the common stock of the Company was sold in the IPO.
On December 19, 2019 the Company issued 1,083,334 warrants with an exercise price of $10.92 in conjunction with the term loan (the "Guarantor Warrants"), which are exercisable commencing on the date of issuance and expire 24 months from the date of the consummation of an IPO, which commenced on June 29, 2021. The Guarantor Warrants had a fair value of $4.2 million on the date of issuance.
On December 19, 2019, the Company issued 156,250 warrants in connection with the Seller Notes. The warrants are exercisable commencing on the date of issuance and expire 24 months from the date of the consummation of an IPO, which commenced on June 29, 2021. The warrants carried an initial exercise price equal to the greater of (i) $30.00 per share or (ii) the price at which the common stock of the Company was sold in the IPO.
On January 13, 2020, the Company issued the ABG Warrants, which are exercisable commencing on the date of issuance and expire 24 months from the date of the consummation of an IPO, which commenced on June 29, 2021 and carried an initial exercise price equal to the greater of (i) $30.00 per share or (ii) the price at which the common stock was sold in the IPO.
On June 24, 2020, the warrants related to the November 2019 Notes, the Seller Notes and the ABG Notes were amended in connection with the issuance of the June 2020 Notes to lower the maximum exercise price applicable to these warrants from $30.00 to $25.50 per share. The decrease in the exercise price resulted in an increase to the fair value of the warrants of $0.1 million which the Company recognized in general and administrative expense.
On June 24, 2020, the Company issued 166,667 warrants to a member of the board of directors with an exercise price of $7.50 per share in connection with the June 2020 Notes (the “June 2020 Warrants”), which are exercisable commencing on the date of issuance and expire 84 months from the date of the consummation of an IPO, which commenced on June 29, 2021.
On July 20, 2020, the Company issued 50,000 warrants to a member of the board of directors with an exercise price of $6.30 per share in consideration for a personal guarantee by a member of the Company's board of directors on the ABL Facility (the "July 2020 Guarantor Warrants"), which are exercisable commencing on the date of issuance and expire 84 months from the date of the consummation of an IPO, which commenced on June 29, 2021.
On January 22, 2021, the Company issued 548,067 warrants in connection with the January 2021 PIPE transaction. The warrants are exercisable at an exercise price per share of $8.70 commencing on the date of issuance and expire after a six year period, subject to beneficial ownership limitations (the “January 2021 Warrants”). Due to the discounted warrant exercise associated with the May 2019 PIPE warrants as discussed above, the down round provision on the January 2021 Warrants was triggered such that these warrants could be exercised at a price of $7.50 per share. The Company recognized the increase in the fair value of the modified warrants of $0.2 million as a deemed dividend through Accumulated deficit with a corresponding increase in Additional paid-in capital.
Warrants issued as compensation
On September 17, 2019, a Company advisor was issued 416,667 warrants with an exercise price of $0.60 per share and 250,000 warrants with an exercise price of $60.00 per share; 208,334 of the $0.60 exercise price warrants (the "Tranche 1 Warrants") were exercisable on the earlier of twelve-months after issuance date or immediately prior to a change in control subject to the advisor’s continued service and 208,334 of the $0.60 exercise price warrants (the "Tranche 2 Warrants") and the 250,000 warrants with the $60.00 exercise price (the "Tranche 3 Warrants") were exercisable on the earlier of eighteen-months after issuance or immediately prior to a change in control subject to the advisor’s continued service.

On June 1, 2020, the Company entered into a termination agreement (the “Termination Agreement”) with the advisor. Pursuant to the terms of the Termination Agreement, the Tranche 1 Warrants were amended to reduce the number of shares of common stock purchasable thereunder to 173,611 shares, and the Tranche 2 Warrants and Tranche 3 Warrants were cancelled. The Tranche 1 Warrants (as amended pursuant to the Termination Agreement) were fully vested as of the date of the termination of the agreement and will remain exercisable until September 17, 2029. Furthermore, if the Company engages in any restricted business line as defined in the Termination Agreement, the Company will issue to the former advisor additional shares of common stock based on formulas intended to compensate the former advisor for the warrants that were reduced or terminated. In connection with the Termination Agreement, the Company recorded expense of $5.7 million during the year ended December 31, 2020 in general and administrative expense. During the first quarter of 2021, the former advisor exercised 131,945 of his remaining warrants outstanding in a cashless exercise resulting in 122,782 shares of common stock issued.
On June 24, 2020, the Company issued 166,667 warrants with an exercise price of $7.50 per share to two non-employee directors, which are exercisable commencing on the date of issuance and expire 84 months from the date of the consummation of an IPO, which commenced on June 29, 2021. On July 20, 2020, the Company issued 33,334 warrants to two non-employee directors at a price of $6.30 per share (the "July 2020 Director Warrants"), which are exercisable commencing on the date of issuance and expire 84 months from the date of the consummation of an IPO, which commenced on June 29, 2021. The warrants issued to the non-employee directors were immediately vested and as such, the Company recorded $1.0 million of share-based compensation expense upon issuance.
On November 30, 2020, the Company issued 66,667 warrants to a third-party for services with an exercise price of $6.00 and an expiration date 72 months after issuance. These warrants were immediately vested and as such, the Company recorded $0.1 million in general and administrative expense.
Note 12 - Share-based compensation
During the three and six months ended June 30, 2021 the Company recognized $0.3 million and $2.9 million, respectively, of share-based compensation expense. During the three and six months ended June 30, 2020, the Company recognized $3.0 million and $5.5 million, respectively, of share-based compensation expense.
On November 11, 2019, the Company received shareholder approval for the Amended and Restated 2019 Incentive Award Plan (the “Amended 2019 Plan”). The Amended 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock or cash-based awards or a dividend equivalent award. The Amended 2019 Plan authorized the issuance 1,083,334 shares of common stock which was increased to 1,500,000 after the Halo acquisition; the Amended 2019 Plan also provides for an annual increase on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2029, equal to the lesser of (A) 10% of the shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of common stock as determined by the Board. The total number of shares currently authorized for issuance under the Amended 2019 Plan is 2,700,000.
Stock options
During the six months ended June 30, 2021 and June 30, 2020, the Company granted 955,688 and 50,002 stock options, respectively. During the three months ended June 30, 2021 and June 30, 2020, the Company granted 25,834 and 33,334 stock options, respectively.
Restricted stock
In March 2020, the Company issued 75,000 shares of restricted common stock to three non-employee directors in return for services provided in their capacity as directors and issued 993 restricted shares of common stock to an officer of the Company. The restricted shares were immediately vested and as such, the Company recorded share-based compensation expense of $0.5 million upon issuance.
Note 13 - Income taxes
For the three and six months ended June 30, 2021, and June 30, 2020, the Company recorded no income tax expense. For the three and six months ended June 30, 2021 and June 30, 2020, the Company’s effective tax rate was 0%. The Company’s effective tax rate of 0% differs from the United States federal statutory rate of 21% due to permanent differences attributable to the change in the fair value of the warrant liabilities and because the Company’s losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of net operating losses ("NOLs”) for the six months ended June 30, 2021, and year ended December 31, 2020.

Note 14 - Concentrations
Major suppliers
The Company sourced approximately 68% of its inventory purchases from two vendors for the six months ended June 30, 2021. The Company sourced approximately 77% of its inventory purchases from three vendors for the six months ended June 30, 2020.
Major customers
Accounts receivable from three customers represented 72% of accounts receivable as of June 30, 2021. Accounts receivable from two customers represented 72% of accounts receivable as of December 31, 2020. Three customers represented 50% of gross sales for the six months ended June 30, 2021. Two customers represented 39% of gross sales for the six months ended June 30, 2020.
Credit risk
At June 30, 2021 and December 31, 2020, the Company’s cash and cash equivalents were deposited in accounts at several financial institutions and may maintain some balances in excess of federally insured limits. The Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents.
Note 15 - Net income (loss) per share
The Company presents earnings (loss) per share on a basic and diluted basis. Basic earnings (loss) per share is computed by dividing net and comprehensive income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of common stock equivalents, consisting of stock options and warrants using the treasury stock method and convertible notes and preferred stock using the if-converted method. Under the treasury stock method, the amount the holder must pay for exercising stock options or warrants and the amount of average compensation cost for future service that has not yet been recognized are collectively assumed to be used to repurchase shares.
As the Company reported net income for the three and six months ended June 30, 2021, basic and diluted earnings per share are calculated as outlined above. For the three and six months ended June 30, 2021, the weighted average diluted common shares had 3,471,245 and 4,474,577 common stock equivalents excluded, respectively, based on the fact that their inclusion would have had an anti-dilutive effect on earnings per share. For the three and six months ended June 30, 2020, the Company’s basic and diluted net and comprehensive loss per share attributable to common stockholders are the same because the Company generated a net loss and common stock equivalents are excluded from diluted net loss per share as they have an antidilutive impact.

The following table sets forth basic and diluted net income (loss) per share attributable to common stockholders for the three and six months ended June 30, 2021 and 2020 (in thousands, except share and per share amounts):

	Six Months Ended June 30,		Three Months Ended June 30,
Common stockholders	2021	2020	2021	2020
Basic net income (loss) per share:
Numerator:
Net and comprehensive income (loss)	$11,926	$(27,858)	$24,776	$(18,404)
Less: Preferred stock dividends	—	68	—	34
Less: Adjustment due to warrant modifications	402	—	—	—
Adjusted net and comprehensive income (loss) available to common stockholders	$11,524	$(27,926)	$24,776	$(18,438)
Denominator:
Weighted average shares used in computing net earnings (loss) per share attributable to common stockholders, basic	10,361,462	8,122,176	11,126,909	8,156,618
Net earnings (loss) per share attributable to common stockholders, basic	$1.11	$(3.44)	$2.23	$(2.26)

Dilutive net income (loss) per share:
Numerator:
Net and comprehensive income (loss)	$11,926	$(27,858)	$24,776	$(18,404)
Less: Preferred stock dividends	—	68	—	34
Less: Adjustment due to warrant modifications	402	—	—	—
Add: Interest expense on convertible notes, net	—	—	656	—
Adjusted net and comprehensive income (loss) available to common stockholders	$11,524	$(27,926)	$25,432	$(18,438)
Denominator:
Weighted average shares used in computing net earnings (loss) per share attributable to common stockholders, diluted	20,498,829	8,122,176	21,389,413	8,156,618
Net earnings (loss) per share attributable to common stockholders, diluted	$0.56	$(3.44)	$1.19	$(2.26)

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
Overview and outlook
We are an animal health and wellness company focused on providing pet products and services that help dogs and cats live healthier, happier and longer lives. Our mission is to become the most innovative premium pet food company in the world, and we are motivated by our commitment to making products with integrity and treating pets and their parents with respect. We believe our portfolio of brands are well positioned to benefit from the trends of growing pet humanization and an increased consumer focus on health and wellness, and we have adopted a laser focused, channel-specific approach to growth that is driven by new product innovation. Our executive team has a proven history of success in both pet and consumer-packaged goods, and has over 50 years of combined experience in the pet industry and over 100 years of combined experience in the consumer-packaged goods industry.
Our product offering is sold today under the Halo and TruDog brands and has enabled us to penetrate multiple channels of trade, which we believe enables us to deliver on core consumer needs and respond to changing channel dynamics that have accelerated as a result of the COVID-19 pandemic. We group these channels of trade into four distinct categories: E-Commerce, which includes the sale of product to online retailers such as Amazon and Chewy; Brick & Mortar, which includes the sale of product to pet specialty chains such as Petco, PetSmart, select grocery chains and neighborhood pet stores; DTC, which includes the sale of product through our online web platform; and International, which includes the sale of product to foreign distribution partners and to select international retailers. We believe our omni-channel approach is a significant competitive advantage, as it allows us to design and sell products purpose-built for success in specific channels while maintaining our ability to leverage marketing and sales resources cross-channel.
Although the COVID-19 pandemic has dramatically changed the U.S. retail landscape, the pet industry has proven to be resilient, with Packaged Facts recently increasing their projected 2021 growth rate for U.S. retail sales of pet food and supplies from 5.3% to 7.6%. While the industry-wide E-Commerce sales have retreated somewhat following the March 2020 pantry stocking, the sale of pet food and supplies online has increased 35% year-over-year according to Packaged Facts, with subscription sales nearly equal to the March 2020 peak. We anticipate our ability to reach a growing base of diverse customers online will increase as the majority of our sales are derived from our DTC and E-Commerce channels. At the same time, we believe that our long-established relationships with key Brick & Mortar customers will enable us to jointly launch new products in the future that are designed for in-store success.
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
New product innovation, through our own research and development activities as well as through acquisitions, represents the cornerstone of our growth plan, and our established supply and distribution infrastructure allows us to develop, manufacture and bring new products to market in generally under nine months. Our flexible and scalable outsourced manufacturing model also promotes innovation, as we are able to offer a wide variety of dog and cat food products under the Halo and TruDog brands that serve many different consumer needs. Founded in 1986, the Halo brand consists of a diversified, premium natural dog and cat portfolio, with products derived from real whole meat, no rendered meat meal and non-genetically modified (non-"GMO") fruits and vegetables, unlike many other kibble and canned products currently in the marketplace.

In addition to its dry kibble and canned wet food offering, Halo also has a successful line of freeze-dried treats for dogs and cats and a growing line of award-winning vegan products for dogs. Founded in 2013, the TruDog brand offers ultra-premium, freeze-dried raw dog food, toppers, treats and supplements sold predominantly on its DTC website. Freeze-dried raw dog food is one of the fastest growing sub-categories of premium pet food, with Packaged Facts reporting 39% year-over-year growth in the sub-category in 2019. We believe that both brands are positioned to take advantage of pet parents’ increasing desire to feed only the highest quality ingredients to their pets, and that there will continue to be innovative opportunities for brand consolidation over time.
Our marketing strategies are designed to clearly communicate to consumers the benefits of our products and to build awareness of our brands. We deploy a broad set of marketing tools across various forms of media to reach consumers through multiple touch points and engage with a number of marketing agencies to develop content and product packaging. Our marketing initiatives include the use of social and digital marketing, Search Engine Optimization, email and SMS marketing, and paid media (Facebook, Instagram & YouTube), among other proven strategies to generate and convert sales prospects into loyal, satisfied customers. In addition to directly targeting and educating consumers of our products, we partner with both E-commerce platforms and retailers such as Amazon, Chewy and Petco to develop joint sales and marketing initiatives to increase sales and acquire new customers.
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
On December 19, 2019, we acquired 100% of the issued and outstanding capital stock of Halo, Purely for Pets, Inc., in exchange for a combination of cash consideration, shares of our common stock, and convertible subordinated notes and accompanying stock purchase warrants.
Although Bona Vida remains a wholly owned subsidiary, we do not currently sell or market any CBD products, we do not currently own any CBD related inventory or raw materials and we do not currently have plans to re-enter the CBD market at this time.
The impact that COVID-19 will have on our consolidated results of operations is uncertain. Although we have not observed a material reduction in sales as of June 2021 as a result of the COVID-19 pandemic, we will continue to evaluate the nature and extent of COVID-19’s impact to our business, consolidated results of operations, financial condition, and liquidity. Our results presented herein are not necessarily indicative of the results to be expected for future periods in 2021 or the full fiscal year. Management cannot predict the full impact of the COVID-19 pandemic on our sourcing, manufacturing and distribution of its products or to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on us is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.
Results of operations for the three and six months ended June 30, 2021 and 2020
The following table sets forth our consolidated results for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	%	2021	2020	Change	%
Net sales	$10,989	$9,941	$1,048	11%	$21,819	$22,167	$(348)	(2)%
Cost of goods sold	7,089	5,817	1,272	22%	13,645	13,886	(241)	(2)%
Gross profit	3,900	4,124	(224)	(5)%	8,174	8,281	(107)	(1)%
Operating expenses:
General and administrative	3,530	11,551	(8,021)	(69)%	8,081	19,551	(11,470)	(59)%
Sales and marketing	3,235	2,053	1,182	58%	5,571	4,258	1,313	31%
Share-based compensation	332	3,020	(2,688)	(89)%	2,857	5,504	(2,647)	(48)%
Total operating expenses	7,097	16,624	(9,527)	(57)%	16,509	29,313	(12,804)	(44)%
Loss from operations	$(3,197)	$(12,500)	$9,303	74%	$(8,335)	$(21,032)	$12,697	60%

Net sales
We sell our products through online retailers, pet specialty retailers, our online portal directly to our consumers and internationally to foreign distribution partners (transacted in U.S. dollars). For many customers, sales transactions are single performance obligations that are recorded at the time the product is shipped from our distribution centers and when control transfers. We record a revenue reserve based on historical return rates to account for customer returns. We offer a variety of promotions and incentives to our customers including daily discounts, multi-bag purchase discounts and coupon codes for initial purchases. DTC net sales include revenue derived from shipping fees and are net of loyalty points earned (a portion of revenue is deferred at the time of the sale as points are earned and not recognized until the redemption of the points, estimated based on historical experience).
Information about our revenue channels is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
E-commerce	$2,892	26%	$2,978	30%	$6,902	32%	$7,459	34%
Brick & Mortar	1,698	16%	1,875	19%	3,592	16%	4,772	22%
DTC	2,341	21%	2,722	27%	4,777	22%	5,526	25%
International	4,058	37%	2,366	24%	6,548	30%	4,410	19%
Net Sales	$10,989	100%	$9,941	100%	$21,819	100%	$22,167	100%
Net sales increased $1.1 million, or 11%, to $11.0 million for the three months ended June 30, 2021 compared to $9.9 million for the three months ended June 30, 2020. The increase was driven by a significant increase in our International sales, offset by a decrease in each of our other revenue channels.
Net sales decreased $0.4 million, or 2%, to $21.8 million for the six months ended June 30, 2021 compared to $22.2 million for the six months ended June 30, 2020. The decrease was driven by lower E-Commerce sales due to higher than normal orders during the first quarter of 2020 due to increased warehouse stocking orders in March 2020 associated with the COVID-19 pandemic. The decrease was also driven by lower Brick & Mortar sales due to the discontinuation of products with one of our pet specialty customers and lower DTC sales driven by a decrease in marketing spend with low return on investment. These decreases were offset by continued growth in our International channel.
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

Cost of goods sold increased $1.3 million, or 22%, to $7.1 million for the three months ended June 30, 2021 compared to $5.8 million for the three months ended June 30, 2020. As a percentage of revenue, cost of goods sold increased to 65% during the three months ended June 30, 2021 compared to 59% for the three months ended June 30, 2020, respectively. The increase was driven by cost increases from our primary suppliers as a result of broad-scale inflation in the industry, as well as an increased inventory reserve. We are actively working with our co-manufacturing and freight partners to generate cost savings during the second half of 2021.
Cost of goods sold decreased $0.3 million, or 2%, to $13.6 million for the six months ended June 30, 2021 compared to $13.9 million for the six months ended June 30, 2020. As a percentage of revenue, cost of goods sold remained flat at 63% during the six months ended June 30, 2021 and June 30, 2020, respectively. These results were driven by the increase during the second quarter as described above, offset by $0.9 million of non-cash expense related to the amortization of a purchase accounting adjustment to inventory recorded in connection with the Halo acquisition in the first quarter of 2020 and decrease in net sales.
Operating expenses
General and administrative expenses include management and office personnel compensation and bonuses, warrant expense, corporate level information technology related costs, rent, travel, professional service fees, costs related to merchant credit card fees, insurance, product development costs, shipping DTC orders to customers, customer service and warehousing costs and general corporate expenses. During the three months ended June 30, 2021, general and administrative expenses decreased $8.1 million, or 69%, to $3.5 million compared to $11.6 million for the three months ended June 30, 2020. During the six months ended June 30, 2021, general and administrative expenses decreased $11.5 million, or 59%, to $8.1 million compared to $19.6 million for the six months ended June 30, 2020. The decrease was driven by a reduction in warrant expense ($7.5 million during the three months ended and $10.0 million during the six months ended June 30), contract termination costs incurred during the first quarter of 2020 of $1.1 million, a non-cash reduction of our sales tax liability and a decrease in professional fees, all of which was partially offset by higher headcount related costs.
Sales and marketing expenses include costs related to compensation for sales personnel, other costs related to the selling platform, as well as marketing, including paid media and content creation expenses. Marketing expenses consist primarily of Facebook, Amazon and other media ads, as well as other advertising and marketing costs, all geared towards acquiring new customers and building brand awareness. During the three months ended June 30, 2021, sales and marketing expenses, including paid media, increased $1.1 million, or 58%, to $3.2 million from $2.1 million during the three months ended June 30, 2020. During the six months ended June 30, 2021, sales and marketing expenses, including paid media, increased $1.3 million, or 31%, to $5.6 million from $4.3 million during the six months ended June 30, 2020. These increases were driven primarily by increased promotional spend in our E-Commerce and International sales channels and higher advertising and market research costs related to developing our new product line.
Share-based compensation includes expenses related to stock options and certain warrants issued to employees and non-employee directors. During the three months ended June 30, 2021, share-based compensation decreased $2.7 million, or 89%, to $0.3 million as compared to $3.0 million for the three months ended June 30, 2020. During the six months ended June 30, 2021, share-based compensation decreased $2.6 million, or 48%, to $2.9 million compared to $5.5 million for the six months ended June 30, 2020. The decrease was driven by a lower monthly expense due to an overall decrease in the fair value of the outstanding options in 2021 as compared to 2020, as well as certain restricted stock and warrant grants for which compensation expense was recognized immediately during the six months ended June 30, 2020 with no similar equity grants during the 2021 period.
Interest expense
Interest expense relates primarily to existing and prior indebtedness including term loans, lines of credit and subordinated convertible notes and during the three months ended June 30, 2021 includes $1.4 million associated with the remaining discount on the June 2020 Notes, which was fully accreted to interest expense in connection with the conversion to common stock resulting from the commencement of the trading of our common stock on the NYSE. During the three months ended June 30, 2021, interest expense decreased $0.2 million to $2.2 million from $2.4 million for the three months ended June 30, 2020. During the six months ended June 30, 2021, interest expense decreased $1.6 million to $3.1 million from $4.7 million for the six months ended June 30, 2020. The overall reduction in interest expense was driven by a decrease in outstanding debt balances as well as a more favorable interest rate on our new Wintrust Credit Facility.

Gain on extinguishment of debt, net
During the three months ended June 30, 2021, we incurred a gain on extinguishment of debt of $0.9 million, while there was no corresponding activity for the three months ended June 30, 2020. Gain on extinguishment of debt for the three months ended June 30, 2021 relates to extinguishment accounting applied in connection with the forgiveness of our PPP Loans. During the six months ended June 30, 2021, we incurred a gain on extinguishment of debt, net of a loss on extinguishment of debt, of $0.5 million, while there was no corresponding activity for the six months ended June 30, 2020. Gain on extinguishment of debt for the six months ended June 30, 2021 relates to extinguishment accounting applied in connection with forgiveness of our PPP Loans, partially offset by the loss on termination of a term loan and ABL Facility. See "Note 7 - Debt" for additional information.
Change in fair value of warrant liabilities
Common stock warrants classified as liabilities are revalued at each balance sheet date subsequent to the initial issuance and changes in the fair value are reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as change in fair value of warrant liability. The change in fair value for the three and six months ended June 30, 2021 relates to the decrease in the fair value of the Series F Warrants. See "Note 11 - Warrants" for additional information.
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
During the three and six months ended June 30, 2021 and 2020, respectively, we did not record income tax expense due to the continued losses incurred by us. The effective tax rate is 0%, which differs from the U.S. Federal statutory rate of 21% due to permanent differences attributable to the change in the fair value of the warrant liabilities and because our deferred tax assets arising from operating losses are offset by a valuation allowance due to uncertainty as to the realization of those deferred tax assets.
Liquidity and capital resources
Since our founding, we have financed our operations primarily through sales of member units while a limited liability company, and since becoming a corporation, through the sales of shares of our common stock, warrants, preferred stock, and loans. On June 30, 2021 and December 31, 2020, we had cash and cash equivalents and restricted cash of $2.5 million and $4.0 million, respectively. On August 9, 2021, we had cash and cash equivalents and restricted cash of $37.1 million.
In connection with our IPO, we issued and sold 8,000,000 shares of common stock at a price of $5.00 per share. On July 1, 2021 we received total net proceeds of approximately $36.2 million from the IPO, after deducting underwriting discounts and commissions of $2.8 million, and offering costs of approximately $1.0 million, of which $0.9 million was incurred during the period ending June 30, 2021. Upon commencement of our common stock trading on the NYSE, all outstanding convertible notes were converted into 4,732,420 shares of common stock and upon consummation of the IPO, all shares of convertible preferred stock were converted into 5,764,533 shares of common stock.
We are subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of its products, the successful protection of its proprietary technologies, ability to grow into new markets, and compliance with government regulations. As of June 30, 2021, we have not experienced a significant adverse impact to our business, financial condition or cash flows resulting from the COVID-19 pandemic. However, uncertainties regarding the continued economic impact of COVID-19 are likely to result in sustained market turmoil, which could negatively impact our business, financial condition, and cash flows in the future.
We have historically incurred losses and expect to continue to generate operating losses and consume significant cash resources for the foreseeable future; however, due to our high level of working capital and minimal debt after the IPO, we do not anticipate substantial doubt about our ability to continue as a going concern. We have implemented and continue to implement plans to achieve cost savings and other strategic objectives, including realized cost savings from the consolidation of our third-party logistics operations and reduction of overhead costs and we expect to achieve further cost savings from the consolidation of third-party manufacturers and optimization of shipping costs. The business is focused on growing the most profitable channels while reducing investments in areas that are expected to have lower long-term benefits.

A summary of our cash flows is as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash flows (used in) provided by:
Operating activities	$(4,662)	$(2,168)
Investing activities	(54)	(6)
Financing activities	3,274	3,127
Net increase (decrease) in cash and cash equivalents and restricted cash	$(1,442)	$953
Cash flows from operating activities
Cash used in operating activities increased $2.5 million, or 115%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in cash used in operating activities was driven by a comparative increase in accounts receivable balances of $2.2 million due to the timing of sales and collections and higher inventory spend of $1.5 million to maintain a steady level of inventory as compared to 2020, where a large reduction in inventory occurred due to the March 2020 pantry stocking related to the COVID-19 pandemic, partially offset by the reduction in prepaid expenses and other assets of $1.2 million.
Cash flows from investing activities
Cash used in investing activities was less than $0.1 million during the six months ended June 30, 2021 and less than $0.1 million during the six months ended June 30, 2020. The cash used in investing activities for is related to the purchase of property and equipment.
Cash flows from financing activities
Cash provided by financing activities was $3.3 million for the six months ended June 30, 2021 compared to cash provided by financing activities of $3.1 million during the six months ended June 30, 2020. The cash provided by financing activities for the six months ended June 30, 2021 was related to proceeds from the January Private Placement of $4.1 million and cash received from warrant exercises of $1.7 million, partially offset by net payments on the term loans of $2.2 million, net payments on the revolving line of credit of $0.1 million, $0.1 million in debt issuance costs, and less than $0.1 million of IPO related costs. Net cash provided by financing activities during the six months ended June 30, 2020 was related to proceeds from the revolving line of credit, proceeds related to the June 2020 Notes and proceeds related to the PPP Loans. As discussed above, we received net proceeds of $36.2 million from the consummation of the IPO on July 1, 2021.
Indebtedness
As of June 30, 2021, our indebtedness consisted of a term loan and a revolving credit facility. For additional details about the terms, covenants and restrictions contained in the Wintrust Credit Facility, see "Note 7 - Debt" to our interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Management evaluated its internal control over financial reporting for the quarter ended June 30, 2021. Based upon that evaluation and as a result of the remediation of previously identified material weaknesses, as described in our most recent Annual Report, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in internal control over financial reporting
As of June 30, 2021, management concluded that the remediated controls were operating effectively. There were no other changes in internal control over financial reporting during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors described under the heading “Risk Factors” in the Registration Statement on Form S-1/A filed on June 16, 2021 (the "IPO Registration Statement"). While we believe there have been no material changes from the risk factors previously disclosed, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our IPO Registration Statement that could materially affect our business, financial condition or future results. The risks described in our IPO Registration Statement are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward-looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have previously disclosed all sales of securities without registration under the Securities Act of 1933, as amended.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS
The following exhibits are filed herewith.
EXHIBIT INDEX

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
2.1	Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc. and Bona Vida, Inc.	8-K	333-161943	2.1	05/10/2019
2.2	First Amendment to Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc., and Bona Vida, Inc., dated May 3, 2019	8-K	333-161943	2.2	05/10/2019
2.3	Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC	8-K	333-161943	2.3	05/10/2019

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
2.4	First Amendment to Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC, dated May 6, 2019	8-K	333-161943	2.4	05/10/2019
2.5	Amended and Restated Stock Purchase Agreement, dated December 18, 2019, by and among the Company, Halo, Purely For Pets, Inc., Thriving Paws, LLC and HH-Halo LP	8-K	333-161943	2.1	12/26/2019
3.1	Certificate of Incorporation, dated January 1, 2019	10-Q	333-161943	3.1	04/15/2019
3.2	Certificate of Amendment to Certificate of Incorporation, dated February 1, 2019	10-Q	333-161943	3.2	04/15/2019
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 13, 2019	8-K	333-161943	3.1	03/20/2019
3.4	Certificate of Amendment to Certificate of Incorporation, dated April 18, 2019	10-KT	333-161943	3.5	07/25/2019
3.5	Certificate of Amendment to Certificate of Incorporation, dated July 30, 2020	8-K	333-161943	99.1	07/30/2020
3.6	Certificate of Merger of Sport Endurance, Inc. with and into the Company	10-Q	333-161943	3.4	04/15/2019
3.7	Bylaws	10-Q	333-161943	3.5	04/15/2019
3.8	Amended and Restated Certificate of Designation for Series E Convertible Preferred Stock	8-K	333-161943	3.1	05/23/2019
3.9	Certificate of Designation for Series F Convertible Preferred Stock	8-K	333-161943	3.1	10/02/2020
3.10	Certificate of Cancellation of the Amended and Restated Certificate of Designation Preference and Rights of the for Series E Convertible Preferred Stock	S-1/A	333-256405	3.9	06/16/2021
4.1	Form of Common Stock Purchase Warrant in connection with the May 2019 private placement	8-K	333-161943	4.1	04/30/2019
4.2	Form of Tranche 1 Common Stock Purchase Warrant, dated September 17, 2019, by and between the Registrant and Bruce Linton	8-K	333-161943	4.1	09/23/2019
4.3	Form of Tranche 2 Common Stock Purchase Warrant, dated September 17, 2019, by and between the Company and Bruce Linton	8-K	333-161943	4.2	09/23/2019
4.4	Form of Additional Common Stock Purchase Warrant, dated September 17, 2019, by and between the Company and Bruce Linton	8-K	333-161943	4.3	09/23/2019
4.5	Form of Subordinated Convertible Promissory Note in connection with the November 2019 private placement	8-K	333-161943	4.1	11/15/2019
4.6	Form of Common Stock Purchase Warrant in connection with the November 2019 private placement	8-K	333-161943	4.2	11/15/2019
4.7	Form of Subscription Agreement, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	10.6	01/31/2020
4.8	Form of Subordinated Convertible Promissory Note, dated December 19, 2019, by and among the Company and the Halo Sellers listed on the signature pages thereto	10-Q	333-161943	4.7	01/31/2020
4.9	Form of Common Stock Purchase Warrant, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	4.8	01/31/2020
4.10	Form of Common Stock Purchase Warrant, dated December 19, 2019, by and among the Company and the Shareholder Personal Guarantors	10-Q	333-161943	4.10	01/31/2020
4.11	Form of Common Stock Purchase Warrant Agreement in connection with the December 2018 private placement	8-K	333-161943	4.1	12/13/2018
4.12	Registration Rights Agreement, dated May 6, 2019, by and among the Company and the persons listed on the signature pages thereto in connection with the May 2019 private placement	S-1	333-234349	10.2	10/28/2019
4.13	First Amendment, dated June 10, 2019, to Registration Rights Agreement, dated May 6, 2019, by and among the Company and the stockholders party thereto	S-1	333-234349	10.3	10/28/2019
4.14	Form of Subscription Agreement dated April 25, 2019 in connection with the May 2019 private placement	8-K	333-161943	10.1	04/30/2019

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
4.15	Registration Rights Agreement, dated as of May 6, 2019, by and among Better Choice Company Inc. and the former stockholders of Bona Vida listed on the signature pages thereto	8-K	333-161943	4.1	05/10/2019
4.16	Registration Rights Agreement, dated as of May 6, 2019, by and among Better Choice Company Inc. and the former member of TruPet listed on the signature pages thereto	8-K	333-161943	4.2	05/10/2019
4.17	Form of Registration Rights Agreement by and among the Company and the persons listed on the signature pages thereto in connection with the November 2019 private placement	8-K	333-161943	4.3	11/15/2019
4.18	Form of Subscription Agreement in connection with the November 2019 private placement	8-K	333-161943	10.1	11/15/2019
4.19†	Better Choice Company Inc. Amended and Restated 2019 Incentive Award Plan	10-K	333-161943	10.19	05/04/2020
4.20†	Form of 2019 Incentive Aware Plan Stock Option Agreement	S-1	333-234349	10.7	10/28/2019
4.21	Form of Common Stock Purchase Warrant in connection with the June 2020 private placement.	10-Q	333-161943	4.11	06/25/2020
4.22	Form of Subordinated Convertible Promissory Note in connection with the June 2020 private placement.	10-Q	333-161943	4.12	06/25/2020
4.23	Form of Subscription Agreement in connection with the June 2020 private placement.	10-Q	333-161943	4.13	06/25/2020
4.24	Form of Registration Rights Agreement by and among the Company and the persons listed on the signature pages thereto in connection with the June 2020 private placement.	10-Q	333-161943	4.14	06/25/2020
4.25	Form of Amendment to November 2019 Notes, Seller Notes and ABG Notes	10-Q	333-161943	4.15	8/14/2020
4.26	Form of July 2020 Common Stock Purchase Warrants	8-K	333-161943	10.5	07/21/2020
4.27	Form of Warrant in connection with the October 2020 Series F Private Placement	8-K	333-161943	4.1	10/02/2020
4.28	Form of Securities Purchase Agreement in connection with the October 2020 Series F Private Placement	8-K	333-161943	10.1	10/2/2020
4.29	Form of Registration Rights Agreement in connection with the October 2020 Series F Private Placement	8-K	333-161943	10.2	10/2/2020
4.30	Exchange Agreement by and between the Company and Cavalry Fund LP dated September 30, 2020	8-K	333-161943	10.3	10/2/2020
4.31	Form of First Amendment to Registration Rights Agreement in connection with the October 2020 Series F Private Placement	10-Q	333-161943	10.40	11/16/2020
4.32	Form of warrant in connection with the January 2021 Private Placement	S-1/A	333-251241	4.22	2/16/2021
4.33	Form of Securities Purchase Agreement in connection with the January 2021 Private Placement	S-1/A	333-251241	4.23	2/16/2021
4.34	Form of Registration Rights Agreement in connection with the January 2021 Private Placement	S-1/A	333-251241	4.24	2/16/2021
10.1†	Form of Indemnification Agreement by and among the Company and its officers and directors	S-1	333-234349	10.8	10/28/2019
10.2†	Employment Agreement, dated February 1, 2019, for David Lelong	8-K	333-161943	10.1	02/07/2019
10.3†	Employment Agreement, dated as of May 6, 2019, by and between the Company and Damian Dalla-Longa	10-Q	333-161943	10.6	10/09/2019
10.4†	Resignation Letter from Damian Dalla-Longa, dated February 5, 2020	8-K	333-161943	10.3	02/11/2020
10.5†	Amendment to Employment Agreement, dated February 10, 2020, by and between Damian Dalla-Longa and the Company	8-K	333-161943	10.4	02/11/2020
10.6†	Employment Agreement, dated as of May 6, 2019, by and between the Company and Lori Taylor	10-Q	333-161943	10.7	10/09/2019
10.7†	Separation Agreement, dated as of September 13, 2019, by and between the Company and Lori Taylor	10-K	333-161943	10.28	05/04/2020
10.8†	Employment Agreement, dated May 6, 2019, by and among the Company and Anthony Santarsiero	S-1	333-234349	10.11	10/28/2019

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
10.9†	Employment Agreement, dated June 29, 2019, by and among the Company and Andreas Schulmeyer	S-1	333-234349	10.12	10/28/2019
10.10†	Employment Agreement, dated December 19, 2019, by and between the Company, Werner von Pein, and Halo	8-K	333-161943	10.1	02/11/2020
10.11†	Amendment to Employment Agreement, dated February 10, 2020, by and between Werner von Pein and the Company	8-K	333-161943	10.2	02/11/2020
10.12†	Employment Agreement, dated October 8, 2020, by and between Sharla Cook and the Company	10-K	333-161943	10.12	3/30/2021
10.13†	Employment Agreement, dated September 27, 2020, by and between Robert Sauermann and the Company	10-K	333-161943	10.13	3/30/2021
10.14†	Employment Agreement, dated January 1, 2021, by and between Donald Young and the Company	10-K	333-161943	10.14	3/30/2021
10.15†	Separation and Retirement Agreement, Dated December 28, 2020 by and between Werner von Pein and the Company	8-K/A	333-161943	10.1	1/5/2021
10.16†	Employment Agreement, Dated December 28, 2020 by and between Scott Lerner and the Company	8-K/A	333-161943	10.2	1/5/2021
10.17	Loan and Security Agreement, dated as of January 6, 2021, by and between Old Plank Trail Community Bank, N.A. ("Lender") and Halo, Purely for Pets, Inc., a Delaware corporation ("Halo")	8-K	333-161943	10.1	1/11/2021
10.18	Revolving Promissory Note, dated as of January 6, 2021, issued by Halo in favor of Lender	8-K	333-161943	10.2	1/11/2021
10.19	Term Note A, dated as of January 6, 2021, issued by Halo in favor of Lender	8-K	333-161943	10.3	1/11/2021
10.20	Guaranty and Security Agreement, dated as of January 6, 2021, made by Better Choice Company Inc. (the "Company"), TruPet LLC, a Delaware limited liability company ("TruPet") and Bona Vida, Inc., a Delaware corporation ("Bona Vida"), in favor of Lender	8-K	333-161943	10.4	1/11/2021
10.21	Intellectual Property Security Agreement, dated as of January 6, 2021, executed and delivered by the Company, TruPet and Bona Vida in favor of Lender	8-K	333-161943	10.5	1/11/2021
10.22	Stock Pledge Agreement, dated as of January 6, 2021, executed and delivered by the Company in favor of Lender	8-K	333-161943	10.6	1/11/2021
10.23	Collateral Pledge Agreement, dated as of January 6, 2021, executed and delivered by John M. Word, III in favor of Lender	8-K	333-161943	10.7	1/11/2021
10.24	Agreement effective as of February 23, 2021 by and between Emerging Media Consulting, a Florida limited liability company, and Better Choice Company, Inc.	8-K	333-161943	10.1	2/18/2021
10.25	Terms and Conditions for Winning Media LLC effective as of February 17, 2021 by and between Winning Media LLC and Better Choice Company, Inc.	8-K	333-161943	10.2	2/18/2021
21.1	Subsidiaries of the Company	S-1	333-256405	21.1	5/21/2021
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
101*	The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Stockholders Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text and including detailed tags
104*	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (included as Exhibit 101)
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

BETTER CHOICE COMPANY INC.

Date: August 12, 2021	By:	/s/ SCOTT LERNER

Scott Lerner
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021	By:	/s/ SHARLA A. COOK

Sharla A. Cook
Chief Financial Officer (Principal Financial and Accounting Officer)