Form 10-Q
period 2021-09-30
Better Choice Co Inc.
filed 2021-11-10
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number: 001-40477
Better Choice Company Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-4284557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12400 Race Track Road
Tampa, Florida 33626
(Address of Principal Executive Offices) (Zip Code)
_______________________________________________
(Registrant’s Telephone Number, Including Area Code): (212) 896-1254
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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 29,241,317 shares of $0.001 par value common stock outstanding as of November 8, 2021.

Better Choice Company Inc.
FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q ("Quarterly Report") are “forward-looking statements” for purposes of federal and state securities laws, including statements regarding our expectations and projections regarding future developments, operations and financial conditions, and the anticipated impact of COVID-19 and our acquisitions, business strategy and strategic priorities. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements contained herein include, among others, statements concerning management's expectations about future events, operating plans and performance, the effects of the COVID-19 outbreak, including levels of consumer, business and economic confidence generally, the regulatory environment, litigation, sales and the expected benefits of acquisitions, and such statements are based on the current beliefs and expectations of management, as applicable. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties, and assumptions. Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise. We qualify all of our forward looking statements by these cautionary statements. You should, however, consult further disclosures we make in future filings and public disclosures, including without limitation, our Annual Report on Form 10-K ("Annual Report"), Quarterly Reports on Forms 10-Q, and Current Reports on Forms 8-K.

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

PART I
ITEM 1.    FINANCIAL STATEMENTS
Better Choice Company Inc.
Unaudited Condensed Consolidated Statements of Operations
(Dollars in thousands, except share and per share amounts)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Net sales	$35,019	$33,302	$13,200	$11,135
Cost of goods sold	22,407	20,563	8,762	6,678
Gross profit	12,612	12,739	4,438	4,457
Operating expenses:
General and administrative	11,778	23,158	3,727	3,545
Sales and marketing	9,619	6,847	4,018	2,650
Share-based compensation	3,517	7,047	660	1,543
Total operating expenses	24,914	37,052	8,405	7,738
Loss from operations	(12,302)	(24,313)	(3,967)	(3,281)
Other expense (income):
Interest expense, net	3,148	7,268	79	2,537
(Gain) Loss on extinguishment of debt, net	(457)	88	—	88
Change in fair value of warrant liabilities	(23,463)	(2,118)	(590)	(4,213)
Total other (income) expense, net	(20,772)	5,238	(511)	(1,588)
Net income (loss)	8,470	(29,551)	(3,456)	(1,693)
Preferred dividends	—	103	—	35
Net income (loss) available to common stockholders	$8,470	$(29,654)	$(3,456)	$(1,728)

Weighted average number of shares outstanding, basic	16,799,796	8,134,957	29,466,520	8,160,242
Weighted average number of shares outstanding, diluted	23,685,351	8,134,957	29,466,520	8,160,242
Earnings (loss) per share, basic	$0.48	$(3.65)	$(0.12)	$(0.21)
Earnings (loss) per share, diluted	$0.34	$(3.65)	$(0.12)	$(0.21)
See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	Unaudited	Audited
Assets
Cash and cash equivalents	$26,048	$3,926
Restricted cash	7,213	63
Accounts receivable, net	7,524	4,631
Inventories, net	3,424	4,869
Prepaid expenses and other current assets	3,726	4,074
Total Current Assets	47,935	17,563
Property and equipment, net	168	252
Right-of-use assets, operating leases	68	345
Intangible assets, net	11,968	13,115
Goodwill	18,614	18,614
Other assets	114	1,364
Total Assets	$78,867	$51,253
Liabilities & Stockholders’ Equity (Deficit)
Current Liabilities
Term loans, net	$780	$7,826
PPP loans	—	190
Accrued and other liabilities	1,607	3,400
Accounts payable	4,047	3,137
Operating lease liability	52	173
Warrant liability	—	39,850
Total Current Liabilities	6,486	54,576
Non-current Liabilities
Notes payable, net	—	18,910
Term loans, net	4,779	—
Lines of credit, net	4,846	5,023
PPP loans	—	662
Operating lease liability	19	184
Total Non-current Liabilities	9,644	24,779
Total Liabilities	16,130	79,355
Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 200,000,000 shares authorized, 29,241,317 and 8,651,400 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	29	9
Series F Preferred Stock, $0.001 par value, 30,000 shares authorized, — shares and 21,754 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	316,554	232,530
Accumulated deficit	(253,846)	(260,641)
Total Stockholders’ Equity (Deficit)	62,737	(28,102)
Total Liabilities and Stockholders’ Equity (Deficit)	$78,867	$51,253
See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands except shares)

	Common Stock		Series F Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance as of December 31, 2020	8,651,400	$9	21,754	$—	$232,530	$(260,641)	$(28,102)
Shares and warrants issued pursuant to private placement	546,733	1	—	—	4,071	—	4,072
Share-based compensation	17,537	—	—	—	2,544	—	2,544
Warrant exercises	297,383	—	—	—	1,310	—	1,310
Shares issued to third-party for services	5,000	—	—	—	46	—	46
Warrant modifications	—	—	—		402	(402)	—
Conversion of Series F shares to common stock	1,482,672	1	(4,448)	—	(1)	—	—
Net loss available to common stockholders	—	—	—	—	—	(12,850)	(12,850)
Balance as of March 31, 2021	11,000,725	$11	17,306	$—	$240,902	$(273,893)	$(32,980)
Warrant exercise	83,333	—	—	—	375	—	375
Conversion of Series F shares to common stock	4,000	—	(12)	—	—	—	—
Conversion of convertible notes to common stock	4,732,420	5	—	—	21,771	—	21,776
Share-based compensation	—	—	—	—	313	—	313
Shares issued in lieu of fractional shares due to reverse stock split	1,081	—	—	—	—	—	—
Net income available to common stockholders	—	—	—	—	—	24,776	24,776
Balance as of Balance as of June 30, 2021	15,821,559	$16	17,294	$—	$263,361	$(249,117)	$14,260
Shares issued pursuant to IPO	8,000,000	8	—	—	36,152	—	36,160
Conversion of Series F shares to common stock	5,764,533	6	(17,294)	—	(6)	—	—
Reclassification of warrant liability to equity	—	—	—	—	16,387	—	16,387
Share repurchases	(344,775)	(1)	—	—	—	(1,273)	(1,274)
Share-based compensation	—	—	—	—	660	—	660
Net loss available to common stockholders	—	—	—	—	—	(3,456)	(3,456)
Balance as of Balance as of September 30, 2021	29,241,317	$29	—	$—	$316,554	$(253,846)	$62,737

	Common Stock					Redeemable Series E Convertible Preferred Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit	Shares	Amount
Balance as of December 31, 2019	7,996,232	$8	$194,190	$(201,269)	$(7,071)	1,387,378	$10,566
Shares issued pursuant to a private placement	51,440	—	500	—	500	—	—
Share-based compensation	75,993	1	2,484	—	2,485	—	—
Shares and warrants issued to third party for contract termination	12,120	—	198	—	198	—	—
Shares issued to third parties for services	20,833	—	125	—	125	—	—
Warrants issued to third parties for services	—	—	2,594	—	2,594	—	—
Net loss available to common stockholders	—	—	—	(9,488)	(9,488)	—	—
Balance as of March 31, 2020	8,156,618	$9	$200,091	$(210,757)	$(10,657)	1,387,378	$10,566
Warrants issued to third parties for services	—	—	7,390	—	7,390	—	—
Share-based compensation	—	—	3,020	—	3,020	—	—
Warrants issued in connection with June 2020 Notes	—	—	337	—	337	—	—
Beneficial conversion feature of June 2020 Notes	—	—	1,163	—	1,163	—	—
Modification of conversion feature for November 2019 Notes, Seller Notes, and ABG Notes	—	—	528	—	528	—	—
Modification of warrants	—	—	43	—	43	—	—
Net loss available to common stockholders	—	—	—	(18,438)	(18,438)	—	—
Balance as of June 30, 2020	8,156,618	$9	$212,572	$(229,195)	$(16,614)	1,387,378	$10,566
Shares issued pursuant to warrant exercise	33,334	—	—	—	—	—	—
Share-based compensation	—	—	1,543	—	1,543	—	—
Warrants issued in connection with ABL Facility	—	—	230	—	230	—	—
Net loss available to common stockholders	—	—	—	(1,728)	(1,728)	—	—
Balance as of September 30, 2020	8,189,952	$9	$214,345	$(230,923)	$(16,569)	1,387,378	$10,566
See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flow from Operating Activities:
Net income (loss) available to common stockholders	$8,470	$(29,654)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Shares and warrants issued to third parties for services	46	10,182
Depreciation and amortization	1,255	1,298
Amortization of debt issuance costs and discounts	1,785	3,723
Share-based compensation	3,517	7,047
Change in fair value of warrant liabilities	(23,463)	(2,118)
PIK interest expense on notes payable	1,110	1,465
Amortization of prepaid advertising	891	—
Other	(981)	772
Changes in operating assets and liabilities:
Accounts receivable, net	(2,893)	195
Inventories, net	1,445	1,458
Prepaid expenses and other assets	680	224
Accounts payable and accrued liabilities	(8)	691
Other	(174)	194
Cash Used in Operating Activities	$(8,320)	$(4,523)
Cash Flow from Investing Activities
Acquisition of property and equipment	$(124)	$(42)
Cash Used in Investing Activities	$(124)	$(42)
Cash Flow from Financing Activities
Proceeds from shares and warrants issued pursuant to private placement, net	$4,012	$—
Share repurchases	(1,274)	—
Proceeds from issuance of debt	—	2,352
Proceeds from revolving lines of credit	5,535	6,624
Payments on revolving lines of credit	(5,883)	(6,297)
Proceeds from term loan	6,000	—
Payments on term loans	(8,379)	—
Proceeds from investor prepayment	—	1,518
Cash received for warrant exercises	1,685	—
IPO proceeds, net	36,160	—
Debt issuance costs	(140)	(85)
Cash Provided by Financing Activities	$37,716	$4,112
Net (decrease) increase in cash and cash equivalents and restricted cash	$29,272	$(453)
Total cash and cash equivalents and restricted cash, beginning of period	3,989	2,534
Total cash and cash equivalents and restricted cash, end of period	$33,261	$2,081
Supplemental cash flow information:

	Nine Months Ended September 30,
	2021	2020
Cash paid during the period for:
Interest	$292	$1,729
Non-cash financing and investing transactions
Stock issued for services	$—	$125
ABL guarantor warrants	$—	$230
See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - Nature of business and summary of significant accounting policies
Nature of the business
Better Choice Company Inc. (the "Company") is a growing pet health and wellness company focused on providing pet products and services that help dogs and cats live healthier, happier and longer lives. The Company sells its product offerings under the Halo and TruDog brands, which have a long history of providing high quality products to pet parents. The Company believes its portfolio of brands are well-positioned to benefit from the trends of growing pet humanization and an increased consumer focus on health and wellness, and the Company has adopted a laser focused, channel-specific approach to growth that is driven by new product innovation. The Company has a broad portfolio of premium and super-premium pet health and wellness products for dogs and cats sold under its Halo and TruDog brands across multiple forms, including foods, treats, toppers, dental products, chews, grooming products and supplements. The products consist of naturally formulated premium kibble and canned dog and cat food, freeze-dried raw dog food and treats, vegan dog food and treats, oral care products, supplements and grooming aids. The core products sold under the Halo brand are sustainably sourced, derived from real whole meat and no rendered meat meal and include non-genetically modified fruits and vegetables. The core products sold under the TruDog brand are made according to the Company's nutritional philosophy of fresh, meat-based nutrition and minimal processing.
Reverse stock split
On May 28, 2021, stockholders holding a majority of the voting power of the Company approved, by way of a written consent resolution, for the authorization of the Company's board of directors, in its sole and absolute discretion, and without further action of the stockholders, to file an amendment to the Company’s amended and restated certificate of incorporation to affect a reverse stock split of its common stock at a ratio in the range of 1-for-3 to 1-for-10 at any time prior to December 31, 2021. On June 10, 2021 the Company's board of directors set the reverse stock split ratio at 1-for-6 (the "Reverse Stock Split") and approved the Reverse Stock Split to be effectuated by the Company immediately following the effectiveness of the Company's registration statement related to the Company's IPO (as defined below), which became effective on June 28, 2021.
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
In connection with the IPO, which closed on July 1, 2021, the Company issued and sold 8,000,000 shares of its common stock at a price of $5.00 per share. The total net proceeds from the IPO were approximately $36.2 million, after deducting underwriting discounts and commissions of $2.8 million, and offering costs of approximately $1.0 million. The Company plans to use the net proceeds of this IPO for general corporate purposes. The Company may also elect to use proceeds from the IPO to acquire complimentary technologies, products or businesses, although the Company is not a party to any letters of intent or definitive agreements for any such acquisition.
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
In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the periods ended September 30, 2021 and 2020, the financial position as of September 30, 2021 and December 31, 2020 and the cash flows for the periods ended September 30, 2021 and 2020.
Summary of significant accounting policies
For additional information, please refer to the most recently filed Annual Report regarding the Company's summary of significant accounting policies.
Cash and cash equivalents
Cash and cash equivalents include demand deposits held with banks and highly liquid investments with original maturities of ninety days or less at acquisition date. Cash and cash equivalents are stated at cost, which approximates fair value because of the short-term nature of these instruments. Our cash equivalents are held in government money market funds and at times may exceed federally insured limits. For purposes of reporting cash flows, the Company considers all cash accounts that are not subject to withdrawal restrictions or penalties to be cash and cash equivalents.
Restricted cash
The Company was required to maintain a restricted cash balance of less than $0.1 million as of September 30, 2021 and December 31, 2020, respectively, associated with a business credit card and credit card clearance operations. The Company was required to maintain a restricted cash balance of $7.2 million as of September 30, 2021 in connection with the amendment to the Wintrust Credit Facility (as defined below). See "Note 7 - Debt" for additional information.
Share repurchases
In August 2021, the Company's Board of Directors approved a share repurchase program that authorizes the repurchase of up to $2.0 million of the Company's outstanding common stock in the open market through December 31, 2021. Repurchased shares are immediately retired and returned to unissued status. During the nine months ended September 30, 2021, 344,775 shares were repurchased for $1.3 million, inclusive of broker's commissions.
Advertising
The Company charges advertising costs to expense as incurred and such charges are included in sales and marketing expenses in the Consolidated Statements of Operations. The Company's advertising expenses consist primarily of online advertising, search costs, email advertising, and radio advertising. In addition, we reimburse our customers and third parties for in store activities and record these costs as sales and marketing expenses. Advertising costs were $3.0 million and $7.3 million for the three and nine months ended September 30, 2021, respectively, and $1.8 million and $4.4 million for the three and nine months ended September 30, 2020, respectively.

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
Shipping costs
Shipping costs associated with moving finished products to customers were $1.2 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively, and $0.3 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively. Such shipping costs are recorded as part of general and administrative expenses.

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
Information about the Company’s net sales by revenue channel is as follows (in thousands):

	Nine Months Ended September 30,				Three Months Ended September 30,
	2021		2020		2021		2020
E-commerce	$11,644	33%	$10,969	33%	$4,742	36%	$3,510	32%
Brick & Mortar	5,408	16%	6,725	20%	1,816	14%	1,953	17%
DTC	7,140	20%	8,198	25%	2,363	18%	2,672	24%
International	10,827	31%	7,410	22%	4,279	32%	3,000	27%
Net Sales	$35,019	100%	$33,302	100%	$13,200	100%	$11,135	100%
Note 3 - Inventories
Inventories are summarized as follows (in thousands):

	September 30, 2021	December 31, 2020
Food, treats and supplements	$3,150	$4,987
Inventory packaging and supplies	637	596
Total Inventories	3,787	5,583
Inventory reserve	(363)	(714)
Inventories, net	$3,424	$4,869
Note 4 - Prepaid expenses and other current assets
Prepaid expenses and other current assets are summarized as follows (in thousands):

	September 30, 2021	December 31, 2020
Prepaid advertising contract with iHeart (1)	$2,095	$1,788
Other prepaid expenses and other current assets (2)	1,631	2,286
Total Prepaid expenses and other current assets	$3,726	$4,074
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
(2) As of September 30, 2021, this amount includes various other prepaid contracts. In December 2020, the Company entered into an agreement for access to an investment platform in exchange for 83,334 shares of common stock valued at $0.6 million and also entered into an agreement for marketing services in exchange for 83,334 shares of common stock valued at $0.5 million, both of which are being amortized over 12 months.

Note 5 - Accrued and other liabilities
Accrued and other liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued professional fees	$197	$697
Accrued sales tax	136	1,009
Accrued payroll and benefits	939	913
Accrued trade promotions	44	106
Accrued interest	23	86
Deferred revenue	182	350
Other	86	239
Total accrued and other liabilities	$1,607	$3,400
Note 6 - Intangible assets, royalties, and goodwill
Intangible assets
The Company’s intangible assets (in thousands) and related useful lives (in years) are as follows:

			September 30, 2021		December 31, 2020
	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	7	$7,190	$(1,831)	$5,359	$(1,059)	$6,131
Trade name	15	7,500	(891)	6,609	(516)	6,984
Total intangible assets		$14,690	$(2,722)	$11,968	$(1,575)	$13,115
Amortization expense was $0.4 million and $1.2 million for both the three and nine months ended September 30, 2021 and 2020, respectively.
The estimated future amortization of intangible assets over the remaining weighted average useful life of 9.6 years is as follows (in thousands):

Remainder of 2021	$382
2022	1,527
2023	1,527
2024	1,527
2025	1,527
Thereafter	5,478
$11,968
There were no indicators or impairment of the intangible assets as of September 30, 2021.
Goodwill
Goodwill was $18.6 million as of September 30, 2021 and December 31, 2020, respectfully. The Company performed a quantitative assessment for its annual impairment test as of October 1, 2020. Under the quantitative approach, the Company makes various estimates and assumptions to determine the estimated fair value of the reporting unit using a combination of a discounted cash flow model and earnings multiples for guideline public companies. As of September 30, 2021, there was no accumulated impairment loss and no impairment expense related to goodwill and no indicators, events or changes in circumstances that would indicate goodwill was impaired during the period from October 2, 2020 through September 30, 2021.

Note 7 - Debt
The components of the Company’s debt consist of the following (in thousands):

Dollars in thousands	September 30, 2021			December 31, 2020
	Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
Term loan, net	$5,559	(1)	1/6/2024	$7,826	(2)	1/15/2021
Line of credit, net	4,846	(1)	1/6/2024	5,023	(3)	7/5/2022
November 2019 notes payable, net (November 2019 Notes)	—	—%	(4)	2,830	10%	6/30/2023
December 2019 senior notes payable, net (Senior Seller Notes)	—	—%	(4)	10,332	10%	6/30/2023
December 2019 junior notes payable, net (Junior Seller Notes)	—	—%	(4)	4,973	10%	6/30/2023
ABG Notes	—	—%	(4)	687	10%	6/30/2023
June 2020 notes payable, net (June 2020 Notes)	—	—%	(4)	88	10%	6/30/2023
Halo PPP Loan	—	—%	(4)	431	1%	5/3/2022
TruPet PPP Loan	—	—%	(4)	421	0.98%	4/6/2022
Total debt	10,405			32,611
Less current portion	780			8,016
Total long term debt	$9,625			$24,595
(1)Interest at a variable rate of LIBOR plus 250 basis points with an interest rate floor of 2.50% per annum
(2)Interest at Bank of Montreal Prime plus 8.05%
(3)Interest at a variable rate of LIBOR plus 250 basis points with an interest rate floor of 3.25% per annum
(4)Converted to common stock upon commencement of the trading of the Company's common stock on the NYSE on June 29, 2021. See "Note 1 - Nature of business and summary of significant accounting policies" for additional information.
Term loans and lines of credit
The term loan balance of $7.8 million at December 31, 2020 was related to the Company's prior loan facilities agreement and after the fifth amendment to that agreement was entered into on November 25, 2020, the term loan maturity date was extended to January 15, 2021.
On July 16, 2020, the Company entered into a revolving line of credit with Citizens Business Bank in the aggregate amount of $7.5 million (the “ABL Facility”). The ABL Facility was scheduled to mature on July 5, 2022 and accrued interest at a variable rate of LIBOR plus 250 basis points, with an interest rate floor of 3.25% per annum. Accrued interest on the ABL Facility was payable monthly commencing on August 5, 2020. The ABL Agreement provided for customary financial covenants, such as maintaining a specified adjusted EBITDA and a maximum senior debt leverage ratio, that commenced on December 31, 2020 and customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The ABL Facility was secured by a general security interest on the assets of the Company and was personally guaranteed by a member of the Company’s board of directors. The Company prepaid all the outstanding principal and accrued interest under the ABL Facility in full and did not incur any prepayment charges.
On January 6, 2021, Halo, Purely for Pets, Inc., a wholly owned subsidiary of Better Choice Company Inc. ("Halo") entered into a credit facility with Old Plank Trail Community Bank, N.A., an affiliate of Wintrust Bank, N.A. (“Wintrust”) consisting of a $6.0 million term loan and a $6.0 million revolving line of credit, each scheduled to mature on January 6, 2024 and each bear interest at a variable rate of LIBOR plus 250 basis points, with an interest rate floor of 2.50% per annum (the "Wintrust Credit Facility"). Accrued interest on the Wintrust Credit Facility is payable monthly commencing on February 1, 2021. Principal payments are required to be made monthly on the term loan commencing February 2021 with a balloon payment upon maturity. The proceeds from the Wintrust Credit Facility were used (i) to repay outstanding principal, interest and fees under the ABL Facility and (ii) for general corporate purposes. The Company applied extinguishment accounting to the outstanding balances of the term loan and ABL Facility and recorded a loss on extinguishment of debt of $0.4 million during the three months ended March 31, 2021. Debt issuance costs of $0.1 million were incurred related to the Wintrust Credit Facility.

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
The Wintrust Credit Facility is secured by a general guaranty and security interest on the assets, including the intellectual property, of the Company and its subsidiaries. The Company has also pledged all of the capital stock of Halo held by the Company as additional collateral. Furthermore, the Wintrust Credit Facility was supported by a collateral pledge by a member of the Company’s board of directors; as a result of the Wintrust Amendment described below, this collateral pledge was terminated and released.
On August 13, 2021, Halo entered into the first amendment to the Wintrust Credit Facility (the “Wintrust Amendment”) to increase the revolving line of credit from $6.0 million to $7.5 million. The Wintrust Amendment also required Halo to secure the credit facility with a pledge of a deposit account in the amount of $7.2 million, which decreases to $6.9 million on January 1, 2022 and to $6.0 million on January 1, 2023.
As of September 30, 2021, the term loan and line of credit outstanding under the Wintrust Credit Facility were $5.6 million and $4.8 million, respectively, net of debt issuance costs of less than $0.1 million, respectively. As of December 31, 2020, the previous term loan and line of credit outstanding were $7.8 million and $5.0 million, respectively, net of debt issuance costs and discounts of less than $0.2 million and $0.2 million, respectively. Debt issuance costs and discounts are amortized using the effective interest method.
Notes payable
On November 4, 2019, the Company issued $2.8 million of subordinated convertible notes (the “November 2019 Notes”) which carried a 10% interest rate and a maturity date of November 4, 2021. The interest was payable in kind, in arrears on March 31, June 30, September 30 and December 31 of each year. Payment in kind ("PIK") interest was payable by increasing the aggregate principal amount of the November 2019 Notes. The November 2019 Notes were convertible any time from the date of issuance and carried an initial conversion price of the lower of (a) $24.00 per share or (b) the IPO Price. The November 2019 Notes were amended on January 6, 2020. The amendment incorporated only the preferable terms of the Seller Notes as noted below, and all other terms and provisions of the November 2019 Notes remained in full force and effect. As amended, for so long as any event of default existed and was continuing, interest would accrue at the default interest rate of 12.0% per annum, and such accrued interest would be immediately due and payable.
On December 19, 2019, the Company issued $10.0 million and $5.0 million in senior subordinated convertible notes (the “Senior Seller Notes”) and junior subordinated convertible notes (the “Junior Seller Notes” and together with the Senior Seller Notes, the “Seller Notes”), respectively, to the sellers of Halo. The Seller Notes were convertible any time from the date of issuance and carried a 10% interest rate and a maturity date of June 30, 2023. Interest was payable in kind, in arrears on March 31, June 30, September 30 and December 31 of each year by increasing the aggregate principal amount of the Seller Notes. The Seller Notes carried a conversion price of the lower of (a) $24.00 per share or (b) the IPO Price.
On January 13, 2020, the Company issued $0.6 million in senior subordinated convertible notes to Authentic Brands and Elvis Presley Enterprises (“ABG”) in connection with the termination of a previous licensing agreement (the "ABG Notes"). The terms of the ABG Notes were the same as the Seller Notes. In addition to issuing the ABG Notes, as part of the ABG termination on January 13, 2020, the Company paid ABG $0.1 million in cash, issued ABG 12,120 shares of the Company’s common stock, agreed to pay ABG $0.1 million in cash in four equal installments each month from July 31, 2020 through October 31, 2020 and issued ABG common stock purchase warrants (the “ABG Warrants”) equal to a fair value of $0.2 million.
The November 2019 Notes were amended for the second time and the Seller Notes and the ABG Notes were also amended on June 24, 2020 in connection with the issuance of the June 2020 Notes, discussed below. The amendments lowered the maximum conversion price applicable to the conversion of these notes from $24.00 per share to $22.50 per share and aligned all maturity dates to be June 30, 2023. The Company accounted for the change in conversion price as a modification of the debt instruments and recognized the increase in the fair value of the conversion option as a reduction to the carrying amount of the respective debt instrument by increasing the associated debt discount or decreasing the debt premium, with a corresponding increase in Additional paid-in capital. The increase in fair value of the conversion options were $0.3 million for the November 2019 Notes, less than $0.3 million for the Seller Notes and less than $0.1 million for the ABG Notes.
On June 24, 2020, the Company issued $1.5 million in subordinated convertible promissory notes (the “June 2020 Notes”) which carried a 10% interest rate and matures on June 30, 2023. Interest was payable in kind, in arrears on March 31, June 30, September 30, and December 31 of each year by increasing the aggregate principal amount of the June 2020 Notes. The June 2020 Notes were convertible any time from the date of issuance and carried a conversion price $4.50 per share.

The Company evaluated the conversion option within the June 2020 Notes to determine whether the conversion price was beneficial to the note holders and recorded a beneficial conversion feature (“BCF”) related to the issuance of these notes. The BCF for the June 2020 Notes was recognized and measured by allocating a portion of the proceeds to the BCF, based on relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature limited to the proceeds amount allocated to the instrument. The discount recorded in connection with the BCF valuation was being accreted as interest expense over the term of the June 2020 Notes, using the effective interest rate method. Upon the conversion of the June 2020 Notes discussed below, the remaining discount of $1.4 million associated with the June 2020 Notes was fully accreted through interest expense.
As of September 30, 2021, all of the notes payable described had $0 outstanding since they were automatically converted to common stock in connection with the Company's IPO, at a price of $5.00 per share (except for the June 2020 Notes, which were converted at a price of $4.50 per share). See "Note 1 - Nature of business and summary of significant accounting policies" for additional information. As of December 31, 2020, the November 2019 Notes outstanding were $2.8 million, net of discounts of less than $0.3 million, the Senior Seller Notes outstanding were $10.3 million, net of discounts of $0.8 million, the Junior Seller Notes outstanding were $5.0 million, net of discounts of $0.5 million, the ABG Notes outstanding were $0.7 million, including a debt premium of less than $0.1 million, and the June 2020 Notes outstanding were less than $0.1 million, net of discounts of less than $1.5 million. The debt discounts and premium were being amortized over the life of the respective notes using the effective interest method.
Previously, $0.1 million of the Seller Notes were held by an executive of the Company and $2.2 million of the subordinated convertible notes were held by a member of the board of directors, all of which were converted to common stock as described above. PIK interest related to these notes was $0.1 million for the nine months ended September 30, 2021 and less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2020, respectively.
PPP loans
On April 10, 2020, TruPet, LLC, a wholly owned subsidiary of Better Choice Company Inc., was granted a loan from JPMorgan Chase Bank, N.A. in the aggregate amount of $0.4 million, pursuant to the Paycheck Protection Program ("PPP") under Division A, Title I of the CARES Act (the “TruPet PPP Loan”). The loan matured on April 6, 2022 and had an interest rate of 0.98% per annum, with interest and principal payable monthly, commencing on November 6, 2020. During the nine months ended September 30, 2021, the TruPet PPP loan was fully forgiven and the Company recognized a gain on extinguishment of debt of $0.4 million.
On May 7, 2020, Halo, Purely for Pets, Inc., a wholly owned subsidiary of Better Choice Company Inc., was granted a loan from Wells Fargo Bank, N.A. in the aggregate amount of $0.4 million, pursuant to the PPP (the “Halo PPP Loan”). The loan matured on May 3, 2022 and had an interest rate of 1.00% per annum, with interest and principal payable monthly, commencing on November 1, 2020. During the nine months ended September 30, 2021 the Halo PPP loan was fully forgiven and the Company recognized a gain on extinguishment of debt of $0.4 million.
The Company recorded interest expense related to its outstanding indebtedness of $3.1 million and $7.3 million for the nine months ended September 30, 2021 and September 30, 2020, respectively, and $0.1 million and $2.5 million for the three months ended September 30, 2021 and September 30, 2020, respectively. PIK interest relating to notes payable was $1.1 million for the nine months ended September 30, 2021 and $0.5 million and $1.5 million for the three and nine months ended September 30, 2020, respectively.
The carrying amount for the Company’s term loan and line of credit approximate fair value as the instruments have variable interest rates that approximate market rates.
As of September 30, 2021 and December 31, 2020, the Company was in compliance with all debt covenant requirements and there were no events of default.
Note 8 - Commitments and contingencies
The Company had no material purchase obligations as of September 30, 2021 or December 31, 2020.
The Company may be involved in legal proceedings, claims, and regulatory, tax, or government inquiries and investigations that arise in the ordinary course of business resulting in loss contingencies. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs such as outside counsel fees and expenses are charged to expense in the period incurred and are recorded in general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company does not accrue for contingent losses that are considered to be reasonably possible, but not probable; however, the Company discloses the range of such reasonably possible losses. Loss contingencies considered remote are generally not disclosed.

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
Pursuant to the Securities Purchase Agreement, the Company, in a private placement (the “Series F Private Placement”), issued and sold units (the “Series F Units”) to the Purchasers for a purchase price of $1,000 per Unit. Each Unit consisted of: (i) one share of the Company’s Series F convertible preferred stock, par value $0.001 per share (the “Series F Preferred Stock”), which is convertible into shares of the Company’s common stock, par value $0.001 per share, at a value per share of common stock of $3.00; and (ii) a warrant to purchase for a six year period such number of shares of common stock (the “Series F Warrant Shares”) into which such share of Series F Preferred Stock is convertible at an exercise price per Warrant Share of $4.50. Pursuant to the Series F Private Placement, the Company raised approximately $18.2 million in gross cash proceeds, approximately $6.5 million of which was invested by certain officers, directors, employees and associated related parties thereto of the Company. The Series F Shares were recorded at fair value on the date of issuance on an as converted basis.
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
On October 1, 2020, the Company issued 14,264 Series F Units in connection with the Series F Private Placement. In addition, pursuant to the Series E Exchange Agreement, on October 1, 2020, the Company issued 3,500 Series F Units to Cavalry in exchange for all of its outstanding Series E Preferred Stock. The exchange of Series E Preferred Shares resulted in a $5.4 million gain and was recorded to Accumulated deficit on the Company's Condensed Consolidated Balance Sheets.
On October 12, 2020 and October 23, 2020, the Company issued 1,106 and 2,832 Series F Units, respectively, in connection with the Series F Private Placement. In addition, on October 23, 2020, the Company issued an additional 100 shares of Series F Preferred Stock in conjunction with a marketing agreement.
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
The Company has reserved common stock for future issuance as follows:

	September 30, 2021	December 31, 2020
Conversion of Series F Preferred Stock	—	7,251,189
Exercise of options to purchase common stock	2,672,937	1,302,574
Exercise of warrants to purchase common stock	9,433,584	9,916,997
Conversion of notes payable	—	1,255,039
Total	12,106,521	19,725,799
Note 11 - Warrants
The following summarizes the Company's outstanding warrants to purchase shares of the Company's common stock as of and for the periods ended September 30, 2021 and December 31, 2020:

	Warrants	Exercise Price
Warrants outstanding as of December 31, 2019	2,830,309	$19.38
Issued	8,321,412	$4.62
Exercised	(322,948)	$3.48
Terminated/Expired	(911,776)	$18.42
Warrants outstanding as of December 31, 2020	9,916,997	$7.32
Issued	548,110	$8.70
Exercised	(389,881)	$4.52
Terminated/Expired	(641,642)	$24.64
Warrants outstanding as of September 30, 2021	9,433,584	$5.92
The intrinsic value of outstanding warrants was $0.0 million and $23.8 million as of September 30, 2021 and December 31, 2020, respectively. The following discussion provides details on the various types of outstanding warrants and the related relevant disclosures around each type.
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

The following schedule shows the fair value of the warrant derivative liability as of September 30, 2021 and December 31, 2020, and the change in fair value during the periods ended September 30, 2021 and year ended December 31, 2020 (in thousands):

Warrant Derivative Liability
Balance as of December 31, 2019	$2,220
Change in fair value of warrant derivative liability	(2,220)
Balance as of December 31, 2020	$—
Change in fair value of warrant derivative liability (1)	—
Balance as of September 30, 2021	$—
(1) All of the May Acquisition Warrants were expired by January 2021.
Series F warrant liability
During October 2020, the Company issued 7,233,855 warrants to purchase common stock in connection with the Series F Private Placement with an exercise price of $4.50 (the "Series F Warrants"). The warrants are exercisable commencing on the date of issuance and expire 72 months after the date of issuance. These warrants included a reset feature if the Company issues common stock, options, or convertible securities with a strike price below the exercise price of the warrants. During the second quarter of 2021, a Series F warrant holder exercised 83,334 warrants, resulting in the Company’s receipt of approximately $0.4 million. Initially, these warrants did not meet the definition of a derivative or the requirements to be considered equity; as such, the Company recorded these as a liability. Due to changes in certain terms of the warrant agreements in connection with the Company's IPO whereby the warrants did meet the requirements to be considered equity, the outstanding Series F warrants were reclassified to equity upon consummation of the IPO on July 1, 2021. See "Note 9 - Convertible preferred stock" for more information on Series F and see "Note 1 - Nature of business and summary of significant accounting policies" for additional information on the Company's IPO.
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
The following schedule shows the fair value of the warrant liability upon issuance, and the change in fair value during the periods ended September 30, 2021 and December 31, 2020 (in thousands):

Warrant liability
Issuance of Series F warrants	$14,952
Change in fair value of warrant liability	24,898
Balance as of December 31, 2020	$39,850
Change in fair value of warrant liability	(23,463)
Reclassification of warrant liability to equity	(16,387)
Balance as of September 30, 2021	$—

The following schedule shows the inputs used to measure the fair value of the warrant liability:

Warrant Liability	July 1, 2021	December 31, 2020
Stock Price	$4.19	$7.62
Exercise Price	$4.50	$4.50
Expected remaining term (in years)	5.25 - 5.31	5.75 - 5.81
Volatility	60.0%	67.5%
Risk-free interest rate	0.94%	0.5%
The valuation of the warrants was subject to uncertainty as a result of the unobservable inputs. If the volatility rate or risk-free interest rate were to change, the value of the warrants would be impacted.
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
On November 4, 2019, the Company issued 1,834 warrants in connection with the November 2019 Notes. The warrants are exercisable commencing on the date of issuance and expire 24 months from the date of the consummation of an IPO, which occurred July 1, 2021. The warrants carried an initial exercise price equal to the greater of (i) $30.00 per share or (ii) the price at which the common stock was sold in the IPO (which was $5.00).
On December 19, 2019, the Company issued 1,083,334 warrants with an exercise price of $10.92 as consideration for certain directors and shareholders of the Company guaranteeing the Company's obligations under a prior credit facility agreement (the "Guarantor Warrants"), which are exercisable commencing on the date of issuance and expire 24 months from the date of the consummation of an IPO, which occurred July 1, 2021. The Guarantor Warrants had a fair value of $4.2 million on the date of issuance.
On December 19, 2019, the Company issued 156,250 warrants in connection with the Seller Notes. The warrants are exercisable commencing on the date of issuance and expire 24 months from the date of the consummation of an IPO, which occurred July 1, 2021. The warrants carried an initial exercise price equal to the greater of (i) $30.00 per share or (ii) the price at which the common stock was sold in the IPO (which was $5.00).
On January 13, 2020, the Company issued the ABG Warrants, which are exercisable commencing on the date of issuance and expire 24 months from the date of the consummation of an IPO, which occurred July 1, 2021 and carried an initial exercise price equal to the greater of (i) $30.00 per share or (ii) the price at which the common stock was sold in the IPO (which was $5.00).
On June 24, 2020, the warrants related to the November 2019 Notes, the Seller Notes and the ABG Notes were amended in connection with the issuance of the June 2020 Notes to lower the maximum exercise price applicable to these warrants from $30.00 to $25.50 per share. The decrease in the exercise price resulted in an increase to the fair value of the warrants of $0.1 million which was recognized in general and administrative expense.
On June 24, 2020, the Company issued 166,667 warrants to a member of the board of directors with an exercise price of $7.50 per share in connection with the June 2020 Notes (the “June 2020 Warrants”), which are exercisable commencing on the date of issuance and expire 84 months from the date of the consummation of an IPO, which occurred July 1, 2021.
On July 20, 2020, the Company issued 50,000 warrants to a member of the board of directors with an exercise price of $6.30 per share in consideration for a personal guarantee by a member of the Company's board of directors on the ABL Facility (the "July 2020 Guarantor Warrants"), which are exercisable commencing on the date of issuance and expire 84 months from the date of the consummation of an IPO, which occurred July 1, 2021.

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
On June 24, 2020, the Company issued 166,667 warrants with an exercise price of $7.50 per share to two non-employee directors, which are exercisable commencing on the date of issuance and expire 84 months from the date of the consummation of an IPO, which occurred July 1, 2021. On July 20, 2020, the Company issued 33,334 warrants to two non-employee directors at a price of $6.30 per share (the "July 2020 Director Warrants"), which are exercisable commencing on the date of issuance and expire 84 months from the date of the consummation of an IPO, which occurred July 1, 2021. The warrants issued to the non-employee directors were immediately vested and as such, the Company recorded $1.0 million of share-based compensation expense upon issuance.
On November 30, 2020, the Company issued 66,667 warrants to a third-party for services with an exercise price of $6.00 and an expiration date 72 months after issuance. These warrants were immediately vested and as such, the Company recorded $0.1 million in general and administrative expense.
Note 12 - Share-based compensation
During the three and nine months ended September 30, 2021 the Company recognized $0.7 million and $3.5 million, respectively, of share-based compensation expense. During the three and nine months ended September 30, 2020, the Company recognized $1.5 million and $7.0 million, respectively, of share-based compensation expense.
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
Stock options
Options granted under the Amended 2019 Plan vest over a period of two to three years. All vested options are exercisable and may be exercised through a ten-year anniversary of the grant date (or such earlier date described in the applicable award agreement).The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model. During the nine months ended September 30, 2021 and September 30, 2020, the Company granted 1,429,408 and 50,002 stock options, respectively under the Amended 2019 Plan.

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
Note 13 - Income taxes
For the three and nine months ended September 30, 2021 and September 30, 2020, the Company recorded no income tax expense. For the three and nine months ended September 30, 2021 and September 30, 2020, the Company’s effective tax rate was 0%. The Company’s effective tax rate of 0% differs from the United States federal statutory rate of 21% due to permanent differences attributable to the change in the fair value of the warrant liabilities and because the Company’s losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of net operating losses ("NOLs”) for the nine months ended September 30, 2021 and for the year ended December 31, 2020.
Note 14 - Concentrations
Major suppliers
The Company sourced approximately 76% of its inventory purchases from three vendors for the nine months ended September 30, 2021. The Company sourced approximately 78% of its inventory purchases from three vendors for the nine months ended September 30, 2020.
Major customers
Accounts receivable from three customers represented 86% of accounts receivable as of September 30, 2021. Accounts receivable from two customers represented 72% of accounts receivable as of December 31, 2020. Three customers represented 54% of gross sales for the nine months ended September 30, 2021. Two customers represented 35% of gross sales for the nine months ended September 30, 2020.
Credit risk
At September 30, 2021 and December 31, 2020, the Company’s cash and cash equivalents were deposited in accounts at several financial institutions and may maintain some balances in excess of federally insured limits. The Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents.
Note 15 - Earnings (loss) per share
The Company presents earnings (loss) per share on a basic and diluted basis. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of common stock equivalents, consisting of stock options and warrants using the treasury stock method and convertible notes and preferred stock using the if-converted method. Under the treasury stock method, the amount the holder must pay for exercising stock options or warrants and the amount of average compensation cost for future service that has not yet been recognized are collectively assumed to be used to repurchase shares.
As the Company reported net income for the nine months ended September 30, 2021, basic and diluted earnings per share are calculated as outlined above. For the nine months ended September 30, 2021, the weighted average diluted common shares had 5,397,048 common stock equivalents excluded based on the fact that their inclusion would have had an anti-dilutive effect on earnings per share. For the three months ended September 30, 2021 and for the three and nine months ended September 30, 2020, the Company’s basic and diluted net loss per share attributable to common stockholders are the same because the Company generated a net loss and common stock equivalents are excluded from diluted net loss per share as they have an antidilutive impact.

The following table sets forth basic and diluted net income (loss) per share attributable to common stockholders for the three and nine months ended September 30, 2021 and 2020 (in thousands, except share and per share amounts):

	Nine Months Ended September 30,		Three Months Ended September 30,
Common stockholders	2021	2020	2021	2020
Basic earnings (loss) per share:
Numerator:
Net income (loss)	$8,470	$(29,551)	$(3,456)	$(1,693)
Less: Preferred stock dividends	—	103	—	35
Less: Adjustment due to warrant modifications	402	—	—	—
Adjusted net income (loss) available to common stockholders	$8,068	$(29,654)	$(3,456)	$(1,728)
Denominator:
Weighted average shares used in computing net earnings (loss) per share attributable to common stockholders, basic	16,799,796	8,134,957	29,466,520	8,160,242
Net earnings (loss) per share attributable to common stockholders, basic	$0.48	$(3.65)	$(0.12)	$(0.21)

Dilutive earnings (loss) per share:
Numerator:
Net income (loss)	$8,470	$(29,551)	$(3,456)	$(1,693)
Less: Preferred stock dividends	—	103	—	35
Less: Adjustment due to warrant modifications	402	—	—	—
Adjusted net income (loss) available to common stockholders	$8,068	$(29,654)	$(3,456)	$(1,728)
Denominator:
Weighted average shares used in computing net earnings (loss) per share attributable to common stockholders, basic	16,799,796	8,134,957	29,466,520	8,160,242
Dilutive common stock equivalents	6,885,555	—	—	—
Weighted average shares used in computing net earnings (loss) per share attributable to common stockholders, diluted	23,685,351	8,134,957	29,466,520	8,160,242
Net earnings (loss) per share attributable to common stockholders, diluted	$0.34	$(3.65)	$(0.12)	$(0.21)

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
Overview and outlook
We are a pet health and wellness company focused on providing pet products and services that help dogs and cats live healthier, happier and longer lives. Our mission is to become the most innovative premium pet food company in the world, and we are motivated by our commitment to making products with integrity and treating pets and their parents with respect. We believe our portfolio of brands are well positioned to benefit from the trends of growing pet humanization and an increased consumer focus on health and wellness, and we have adopted a laser focused, channel-specific approach to growth that is driven by new product innovation. Our executive team has a proven history of success in both the pet and consumer-packaged goods industries, with over 50 years of combined experience in the pet industry and over 100 years of combined experience in the consumer-packaged goods industry.
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
On February 2, 2019 and February 28, 2019, respectively, we entered into definitive agreements to acquire through stock exchange agreements, approximately 93% of the outstanding interest of TruPet LLC and all of the outstanding shares of Bona Vida, Inc., an emerging hemp-based CBD platform focused on developing a portfolio of brand and product verticals within the pet health and wellness space. On May 6, 2019, Better Choice Company consummated the stock exchange transactions whereby TruPet LLC and Bona Vida, Inc. became wholly owned subsidiaries of Better Choice Company. For accounting and financial reporting purposes, the transaction was treated as a reverse acquisition whereby TruPet is considered the acquiror of Better Choice Company and Bona Vida, Inc. Thus, the historical financial information of the registrant is that of TruPet even though the legal registrant remains Better Choice Company.
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
The impact that the ongoing COVID-19 pandemic and related supply chain challenges will have on our consolidated results of operations is uncertain. Although we have not observed a material reduction in demand as of September 2021 as a result of the COVID-19 pandemic, we have seen some impact to our revenue growth as a result of supply chain issues and a notable reduction in our safety stocks during the third quarter of 2021. We will continue to evaluate the nature and extent of the pandemic's impact to our business, consolidated results of operations, financial condition, and liquidity. Our results presented herein are not necessarily indicative of the results to be expected for future periods in 2021 or the full fiscal year. Management cannot predict the full impact of the COVID-19 pandemic on our sourcing, manufacturing and distribution of its products or to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on us is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.
Results of operations for the three and nine months ended September 30, 2021 and 2020
The following table sets forth our consolidated results for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	%	2021	2020	Change	%
Net sales	$13,200	$11,135	$2,065	19%	$35,019	$33,302	$1,717	5%
Cost of goods sold	8,762	6,678	2,084	31%	22,407	20,563	1,844	9%
Gross profit	4,438	4,457	(19)	—%	12,612	12,739	(127)	(1)%
Operating expenses:
General and administrative	3,727	3,545	182	5%	11,778	23,158	(11,380)	(49)%
Sales and marketing	4,018	2,650	1,368	52%	9,619	6,847	2,772	40%
Share-based compensation	660	1,543	(883)	(57)%	3,517	7,047	(3,530)	(50)%
Total operating expenses	8,405	7,738	667	9%	24,914	37,052	(12,138)	(33)%
Loss from operations	$(3,967)	$(3,281)	$(686)	(21)%	$(12,302)	$(24,313)	$12,011	49%

Net sales
We sell our products through online retailers, pet specialty retailers, our online portal directly to our consumers and internationally to foreign distribution partners (transacted in U.S. dollars). Generally, our sales transactions are single performance obligations that are recorded at the time the product is shipped from our distribution centers and when control transfers. We offer a variety of trade promotions, discounts and incentives to our customers, which impacts the transaction price of our products and our net sales accordingly. DTC net sales include revenue derived from shipping fees and are net of loyalty points earned (a portion of revenue is deferred at the time of the sale as points are earned and not recognized until the redemption of the points, estimated based on historical experience). We record a revenue reserve based on historical return rates to account for customer returns.
Information about our revenue channels is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
E-commerce	$4,742	36%	$3,510	32%	$11,644	33%	$10,969	33%
Brick & Mortar	1,816	14%	1,953	17%	5,408	16%	6,725	20%
DTC	2,363	18%	2,672	24%	7,140	20%	8,198	25%
International	4,279	32%	3,000	27%	10,827	31%	7,410	22%
Net Sales	$13,200	100%	$11,135	100%	$35,019	100%	$33,302	100%
Net sales increased $2.1 million, or 19%, to $13.2 million for the three months ended September 30, 2021 compared to $11.1 million for the three months ended September 30, 2020. Net sales increased $1.7 million, or 5%, to $35.0 million for the nine months ended September 30, 2021 compared to $33.3 million for the nine months ended September 30, 2020. The increase was driven by growth in our International and E-commerce channels, partially offset by lower Brick & Mortar sales as we reshuffle our product lineup ahead of our new product launch in 2022, and lower DTC sales driven by an intentional decrease in marketing spend as we expect to shift the focus of these investments to our longer-term DTC strategy, rather than chasing short term revenue gains. Our revenue growth has been negatively impacted throughout the year by the supply chain issues being felt globally as the pandemic continues to present challenges. We are navigating through short-term shortages in raw materials as well as production delays stemming from supply shortages and labor constraints.
Key factors that we expect to affect our future sales growth include new product innovation, our new product launch, our expansion strategy in each of the sales channels and our key supplier relationships.
Cost of goods sold and Gross profit
Our products are manufactured to our specifications by contracted manufacturing plants using raw materials sourced by our contracted manufacturers. We design our packaging for manufacture by third parties, and packaging is shipped directly to contracted manufacturing plants. We work with our co-manufacturers to secure a supply of raw materials that meet our specifications, such as USA farm-raised beef, GAP 2 certified cage-free whole chicken and associated broths, GAP 2 certified cage-free whole turkey and associated broths, MSC certified wild-caught salmon and MSC certified wild-caught whitefish and associated broths, and select non-GMO fruits and vegetables, such as peas, sweet potatoes and lentils. In addition to procuring raw materials that meet our formulation requirements, our contract manufacturers manufacture, test and package our products.
Cost of goods sold consists primarily of the cost of product obtained from third-party contract manufacturing plants, packaging materials, inventory freight for shipping product from third-party contract manufacturing plants to the warehouse and third-party fulfillment. We review inventory on hand periodically to identify damages, slow moving inventory, and/or aged inventory. Based on the analysis, we record inventories at the lower of cost or net realizable value, with any reduction in value expensed as cost of goods sold.
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

Cost of goods sold increased $2.1 million, or 31%, to $8.8 million for the three months ended September 30, 2021 compared to $6.7 million for the three months ended September 30, 2020. As a percentage of revenue, cost of goods sold increased to 66% during the three months ended September 30, 2021 compared to 60% for the three months ended September 30, 2020. The increase was driven by cost increases from our primary suppliers as a result of broad-scale inflation in the industry. We are actively working with our co-manufacturing and freight partners as well as transitioning some of our primary suppliers to generate future cost savings. Additionally, we have taken price increases to our customers effective late in the third quarter to help cover cost increases. We will continue to refine and optimize our overall pricing strategy as we evaluate the future impact of inflation and align ourselves with the market.
Cost of goods sold increased $1.8 million, or 9%, to $22.4 million for the nine months ended September 30, 2021 compared to $20.6 million for the nine months ended September 30, 2020. As a percentage of revenue, cost of goods sold increased to 64% during the nine months ended September 30, 2021 compared to 62% for the nine months ended September 30, 2020. These results were driven by the cost increases as described above, partially offset by $0.9 million of non-cash expense related to the amortization of a purchase accounting adjustment to inventory recorded in connection with the Halo acquisition in the first quarter of 2020.
Operating expenses
General and administrative expenses include management and back office personnel compensation and bonuses, warrant expense, information technology related costs, rent, travel, professional service fees, costs related to merchant credit card fees, insurance, product development costs, shipping DTC orders to customers, warehousing costs and general corporate expenses. During the three months ended September 30, 2021, general and administrative expenses increased $0.2 million, or 5%, to $3.7 million compared to $3.5 million for the three months ended September 30, 2020. The increase was driven by product development costs related to our new product innovation, increased investor relations and professional services costs related to our recent IPO and Board fees, offset by a reduction in rent expense as a result of prior lease terminations. Additionally, there was a shift in personnel compensation as there was an increase due to new hires in the current year, offset by a reduction due to the warehouse outsourcing in 2020 and other terminations in early 2021. During the nine months ended September 30, 2021, general and administrative expenses decreased $11.4 million, or 49%, to $11.8 million compared to $23.2 million for the nine months ended September 30, 2020. In addition to the items discussed above, the nine-month period was impacted by non-recurring warrant expense of $10.0 million and contract termination costs of $1.1 million incurred in 2020, non-cash reductions of our sales tax liability during 2021, partially offset by lease termination and loss on sale of certain assets earlier in 2021, and an overall decrease in legal fees.
Sales and marketing expenses include costs related to compensation for sales and customer service personnel, other costs related to the selling platform, as well as marketing, including paid media and content creation expenses. Marketing expenses consist primarily of social media and digital ads and marketing tools, as well as other advertising and marketing costs, all geared towards acquiring new customers and building brand awareness. During the three months ended September 30, 2021, sales and marketing expenses increased $1.3 million, or 52%, to $4.0 million from $2.7 million during the three months ended September 30, 2020. During the nine months ended September 30, 2021, sales and marketing expenses increased $2.8 million, or 40%, to $9.6 million from $6.8 million during the nine months ended September 30, 2020. These increases were driven primarily by increased promotional spend in our E-Commerce and International sales channels and higher advertising and market research costs related to developing our new product line.
Share-based compensation includes expenses related to stock options, common stock issued in connection with severance arrangements and certain warrants issued to employees and non-employee directors. During the three months ended September 30, 2021, share-based compensation decreased $0.8 million, or 57%, to $0.7 million as compared to $1.5 million for the three months ended September 30, 2020. During the nine months ended September 30, 2021, share-based compensation decreased $3.5 million, or 50%, to $3.5 million compared to $7.0 million for the nine months ended September 30, 2020. The decrease for both the three and nine months were driven by a lower monthly expense due to an overall decrease in the fair value of the outstanding options in 2021 as compared to 2020. The decrease for the nine months ended was also driven by certain restricted stock and warrant grants for which compensation expense was recognized immediately during the second quarter of 2020; this was partially offset by accelerated vesting on certain stock option grants and a common stock grant for compensation during the first quarter of 2021.

Interest expense, net
Interest expense relates primarily to existing and prior indebtedness including term loans, lines of credit and subordinated convertible notes and during the nine months ended September 30, 2021 includes $1.4 million associated with the remaining discount on the June 2020 Notes, which was fully accreted to interest expense in connection with the conversion to common stock resulting from the commencement of the trading of our common stock on the NYSE. During the three months ended September 30, 2021, interest expense decreased $2.4 million to $0.1 million from $2.5 million for the three months ended September 30, 2020. During the nine months ended September 30, 2021, interest expense decreased $4.2 million to $3.1 million from $7.3 million for the nine months ended September 30, 2020. The overall reduction in interest expense was driven by a decrease in outstanding debt balances as well as a more favorable interest rate on our new Wintrust Credit Facility.
(Gain) Loss on extinguishment of debt, net
During the three months ended September 30, 2020, we incurred a loss on extinguishment of debt of $0.1 million, while there was no corresponding activity for the three months ended September 30, 2021. Loss on extinguishment of debt for the three months ended September 30, 2020 relates to extinguishment accounting applied in connection with us entering into the ABL Facility. During the nine months ended September 30, 2021, we incurred a gain on extinguishment of debt, net of a loss on extinguishment of debt, of $0.5 million, while there was a loss on extinguishment of debt of $0.1 million for the nine months ended September 30, 2020. Gain on extinguishment of debt for the nine months ended September 30, 2021 relates to extinguishment accounting applied in connection with forgiveness of our PPP Loans, partially offset by the loss on termination of a term loan and ABL Facility. Loss on extinguishment of debt for the nine months ended September 30, 2020 relates to extinguishment accounting applied in connection with us entering into the ABL Facility. See "Note 7 - Debt" for additional information.
Change in fair value of warrant liabilities
Common stock warrants classified as liabilities are revalued at each balance sheet date subsequent to the initial issuance and changes in the fair value are reflected in the Condensed Consolidated Statements of Operations as change in fair value of warrant liability. The change in fair value for the three and nine months ended September 30, 2021 relates to the decrease in the fair value of the Series F Warrants. See "Note 11 - Warrants" for additional information.
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
During the three and nine months ended September 30, 2021 and 2020, respectively, we did not record income tax expense due to the continued losses incurred by us. The effective tax rate is 0%, which differs from the U.S. Federal statutory rate of 21% due to permanent differences attributable to the change in the fair value of the warrant liabilities and because our deferred tax assets arising from operating losses are offset by a valuation allowance due to uncertainty as to the realization of those deferred tax assets.
Liquidity and capital resources
Since our founding, we have financed our operations primarily through sales of member units while a limited liability company, and since becoming a corporation, through the sales of shares of our common stock, warrants, preferred stock, and loans. On September 30, 2021 and December 31, 2020, we had cash and cash equivalents and restricted cash of $33.3 million and $4.0 million, respectively.
In connection with our IPO, we issued and sold 8,000,000 shares of common stock at a price of $5.00 per share. On July 1, 2021 we received total net proceeds of approximately $36.2 million from the IPO, after deducting underwriting discounts and commissions of $2.8 million, and offering costs of approximately $1.0 million. Upon commencement of our common stock trading on the NYSE, all outstanding convertible notes were converted into 4,732,420 shares of common stock and upon consummation of the IPO, all shares of convertible preferred stock were converted into 5,764,533 shares of common stock.
We are subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of its products, the successful protection of its proprietary technologies, ability to grow into new markets, and compliance with government regulations. As of September 30, 2021, we have not experienced a significant adverse impact to our business, financial condition or cash flows resulting from the COVID-19 pandemic. However, uncertainties regarding the continued economic impact of COVID-19 are likely to result in sustained market turmoil, which could negatively impact our business, financial condition, and cash flows in the future.

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
A summary of our cash flows is as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash flows (used in) provided by:
Operating activities	$(8,320)	$(4,523)
Investing activities	(124)	(42)
Financing activities	37,716	4,112
Net increase (decrease) in cash and cash equivalents and restricted cash	$29,272	$(453)
Cash flows from operating activities
Cash used in operating activities increased $3.8 million, or 84%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in cash used in operating activities was driven by a comparative increase in accounts receivable balances of $3.1 million due to the timing of sales and collections, as well as increased costs related to developing our new product line.
Cash flows from investing activities
Cash used in investing activities was $0.1 million during the nine months ended September 30, 2021 and less than $0.1 million during the nine months ended September 30, 2020. The cash used in investing activities for is related to the purchase of property and equipment.
Cash flows from financing activities
Cash provided by financing activities was $37.7 million for the nine months ended September 30, 2021 compared to cash provided by financing activities of $4.1 million during the nine months ended September 30, 2020. The cash provided by financing activities for the nine months ended September 30, 2021 was related to net proceeds from the IPO of $36.2 million, proceeds from the January Private Placement of $4.1 million and cash received from warrant exercises of $1.7 million, partially offset by net payments on the term loans of $2.4 million, net payments on the revolving line of credit of $0.3 million, $0.1 million in debt issuance costs, and $1.3 million related to share repurchases. Net cash provided by financing activities during the nine months ended September 30, 2020 was related to proceeds from the revolving line of credit, proceeds related to the June 2020 Notes and proceeds related to the PPP Loans.
Indebtedness
As of September 30, 2021, our indebtedness consisted of a term loan and a revolving credit facility. For additional details about the terms, covenants and restrictions contained in the Wintrust Credit Facility, see "Note 7 - Debt" to our interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Management evaluated its internal control over financial reporting for the quarter ended September 30, 2021. Based upon that evaluation and as a result of the remediation of previously identified material weaknesses, as described in our most recent Annual Report, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in internal control over financial reporting
As of September 30, 2021, management concluded that the remediated controls were operating effectively. There were no other changes in internal control over financial reporting during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS
Other than otherwise noted below, there have been no material changes from the risk factors described under the heading “Risk Factors” in the Registration Statement on Form S-1/A filed on June 16, 2021 (the "IPO Registration Statement"). Other than noted below, while we believe there have been no material changes from the risk factors previously disclosed, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our IPO Registration Statement that could materially affect our business, financial condition or future results. The risks described in our IPO Registration Statement are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward-looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Increases in sourcing, manufacturing and/or warehousing costs, supply shortages, and/or supply changes could have an adverse effect on our business, financial condition, and operating results.
Our products are sourced from a limited number of third-party suppliers, and as a result we may be subject to price fluctuations or demand disruptions. Our operating results would be negatively impacted by increases in the prices of our products, and we have no guarantees that prices will not rise. Increases in our supplier costs could have a material effect on our gross margins. We may not be able to pass increased prices on to customers, which could adversely affect our margins and operating results. Our ability to meet increases in demand may be impacted by our reliance on our suppliers and we are subject to the risk of shortages and long lead times. We may not be able to develop alternate sources in a timely manner. Therefore, we may not be able to source sufficient product on terms that are acceptable to us, or at all, which may undermine our ability to fill our orders in a timely manner.

Additionally, product we receive from suppliers may not be of sufficient quality or free from damage, or such merchandise may be damaged during shipping or while stored in our fulfillment center. We may incur additional expenses and our reputation could be harmed if customers and potential customers believe that our merchandise does not meet their expectations, is not properly labeled or is damaged.
In addition, supply chains may be impacted by events outside of our control and limit our ability to procure timely delivery of our products. The loss of a significant supplier, an increase in supplier costs, or delays or disruptions in the delivery of product, could adversely impact our ability to generate future revenue and earnings and have an adverse effect on our business, financial condition, and operating results.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our repurchases of Better Choice Company common stock during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 to July 31, 2021	—	$—	—	$2,000,000
August 1, 2021 to August 31, 2021	206,689	$3.64	206,689	$1,246,801
September 1, 2021 to September 30, 2021	138,086	$3.77	138,086	$726,590
Total	344,775	$3.69	344,775
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS
The following exhibits are filed herewith.
EXHIBIT INDEX

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
2.1	Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc. and Bona Vida, Inc.	8-K	333-161943	2.1	05/10/2019
2.2	First Amendment to Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc., and Bona Vida, Inc., dated May 3, 2019	8-K	333-161943	2.2	05/10/2019
2.3	Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC	8-K	333-161943	2.3	05/10/2019
2.4	First Amendment to Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC, dated May 6, 2019	8-K	333-161943	2.4	05/10/2019
2.5	Amended and Restated Stock Purchase Agreement, dated December 18, 2019, by and among the Company, Halo, Purely For Pets, Inc., Thriving Paws, LLC and HH-Halo LP	8-K	333-161943	2.1	12/26/2019
3.1	Certificate of Incorporation, dated January 1, 2019	10-Q	333-161943	3.1	04/15/2019
3.2	Certificate of Amendment to Certificate of Incorporation, dated February 1, 2019	10-Q	333-161943	3.2	04/15/2019

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 13, 2019	8-K	333-161943	3.1	03/20/2019
3.4	Certificate of Amendment to Certificate of Incorporation, dated April 18, 2019	10-KT	333-161943	3.5	07/25/2019
3.5	Certificate of Amendment to Certificate of Incorporation, dated July 30, 2020	8-K	333-161943	99.1	07/30/2020
3.6	Certificate of Merger of Sport Endurance, Inc. with and into the Company	10-Q	333-161943	3.4	04/15/2019
3.7	Bylaws	10-Q	333-161943	3.5	04/15/2019
3.8	Amended and Restated Certificate of Designation for Series E Convertible Preferred Stock	8-K	333-161943	3.1	05/23/2019
3.9	Certificate of Designation for Series F Convertible Preferred Stock	8-K	333-161943	3.1	10/02/2020
3.10	Certificate of Cancellation of the Amended and Restated Certificate of Designation Preference and Rights of the for Series E Convertible Preferred Stock	S-1/A	333-256405	3.9	06/16/2021
4.1	Form of Common Stock Purchase Warrant in connection with the May 2019 private placement	8-K	333-161943	4.1	04/30/2019
4.2	Form of Tranche 1 Common Stock Purchase Warrant, dated September 17, 2019, by and between the Registrant and Bruce Linton	8-K	333-161943	4.1	09/23/2019
4.3	Form of Tranche 2 Common Stock Purchase Warrant, dated September 17, 2019, by and between the Company and Bruce Linton	8-K	333-161943	4.2	09/23/2019
4.4	Form of Additional Common Stock Purchase Warrant, dated September 17, 2019, by and between the Company and Bruce Linton	8-K	333-161943	4.3	09/23/2019
4.5	Form of Subordinated Convertible Promissory Note in connection with the November 2019 private placement	8-K	333-161943	4.1	11/15/2019
4.6	Form of Common Stock Purchase Warrant in connection with the November 2019 private placement	8-K	333-161943	4.2	11/15/2019
4.7	Form of Subscription Agreement, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	10.6	01/31/2020
4.8	Form of Subordinated Convertible Promissory Note, dated December 19, 2019, by and among the Company and the Halo Sellers listed on the signature pages thereto	10-Q	333-161943	4.7	01/31/2020
4.9	Form of Common Stock Purchase Warrant, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	4.8	01/31/2020
4.10	Form of Common Stock Purchase Warrant, dated December 19, 2019, by and among the Company and the Shareholder Personal Guarantors	10-Q	333-161943	4.10	01/31/2020
4.11	Form of Common Stock Purchase Warrant Agreement in connection with the December 2018 private placement	8-K	333-161943	4.1	12/13/2018
4.12	Registration Rights Agreement, dated May 6, 2019, by and among the Company and the persons listed on the signature pages thereto in connection with the May 2019 private placement	S-1	333-234349	10.2	10/28/2019
4.13	First Amendment, dated June 10, 2019, to Registration Rights Agreement, dated May 6, 2019, by and among the Company and the stockholders party thereto	S-1	333-234349	10.3	10/28/2019
4.14	Form of Subscription Agreement dated April 25, 2019 in connection with the May 2019 private placement	8-K	333-161943	10.1	04/30/2019
4.15	Registration Rights Agreement, dated as of May 6, 2019, by and among Better Choice Company Inc. and the former stockholders of Bona Vida listed on the signature pages thereto	8-K	333-161943	4.1	05/10/2019
4.16	Registration Rights Agreement, dated as of May 6, 2019, by and among Better Choice Company Inc. and the former member of TruPet listed on the signature pages thereto	8-K	333-161943	4.2	05/10/2019
4.17	Form of Registration Rights Agreement by and among the Company and the persons listed on the signature pages thereto in connection with the November 2019 private placement	8-K	333-161943	4.3	11/15/2019

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
4.18	Form of Subscription Agreement in connection with the November 2019 private placement	8-K	333-161943	10.1	11/15/2019
4.19†	Better Choice Company Inc. Amended and Restated 2019 Incentive Award Plan	10-K	333-161943	10.19	05/04/2020
4.20†	Form of 2019 Incentive Aware Plan Stock Option Agreement	S-1	333-234349	10.7	10/28/2019
4.21	Form of Common Stock Purchase Warrant in connection with the June 2020 private placement.	10-Q	333-161943	4.11	06/25/2020
4.22	Form of Subordinated Convertible Promissory Note in connection with the June 2020 private placement.	10-Q	333-161943	4.12	06/25/2020
4.23	Form of Subscription Agreement in connection with the June 2020 private placement.	10-Q	333-161943	4.13	06/25/2020
4.24	Form of Registration Rights Agreement by and among the Company and the persons listed on the signature pages thereto in connection with the June 2020 private placement.	10-Q	333-161943	4.14	06/25/2020
4.25	Form of Amendment to November 2019 Notes, Seller Notes and ABG Notes	10-Q	333-161943	4.15	8/14/2020
4.26	Form of July 2020 Common Stock Purchase Warrants	8-K	333-161943	10.5	07/21/2020
4.27	Form of Warrant in connection with the October 2020 Series F Private Placement	8-K	333-161943	4.1	10/02/2020
4.28	Form of Securities Purchase Agreement in connection with the October 2020 Series F Private Placement	8-K	333-161943	10.1	10/2/2020
4.29	Form of Registration Rights Agreement in connection with the October 2020 Series F Private Placement	8-K	333-161943	10.2	10/2/2020
4.30	Exchange Agreement by and between the Company and Cavalry Fund LP dated September 30, 2020	8-K	333-161943	10.3	10/2/2020
4.31	Form of First Amendment to Registration Rights Agreement in connection with the October 2020 Series F Private Placement	10-Q	333-161943	10.40	11/16/2020
4.32	Form of warrant in connection with the January 2021 Private Placement	S-1/A	333-251241	4.22	2/16/2021
4.33	Form of Securities Purchase Agreement in connection with the January 2021 Private Placement	S-1/A	333-251241	4.23	2/16/2021
4.34	Form of Registration Rights Agreement in connection with the January 2021 Private Placement	S-1/A	333-251241	4.24	2/16/2021
10.1†	Form of Indemnification Agreement by and among the Company and its officers and directors	S-1	333-234349	10.8	10/28/2019
10.2†	Employment Agreement, dated February 1, 2019, for David Lelong	8-K	333-161943	10.1	02/07/2019
10.3†	Employment Agreement, dated as of May 6, 2019, by and between the Company and Damian Dalla-Longa	10-Q	333-161943	10.6	10/09/2019
10.4†	Resignation Letter from Damian Dalla-Longa, dated February 5, 2020	8-K	333-161943	10.3	02/11/2020
10.5†	Amendment to Employment Agreement, dated February 10, 2020, by and between Damian Dalla-Longa and the Company	8-K	333-161943	10.4	02/11/2020
10.6†	Employment Agreement, dated as of May 6, 2019, by and between the Company and Lori Taylor	10-Q	333-161943	10.7	10/09/2019
10.7†	Separation Agreement, dated as of September 13, 2019, by and between the Company and Lori Taylor	10-K	333-161943	10.28	05/04/2020
10.8†	Employment Agreement, dated May 6, 2019, by and among the Company and Anthony Santarsiero	S-1	333-234349	10.11	10/28/2019
10.9†	Employment Agreement, dated June 29, 2019, by and among the Company and Andreas Schulmeyer	S-1	333-234349	10.12	10/28/2019
10.10†	Employment Agreement, dated December 19, 2019, by and between the Company, Werner von Pein, and Halo	8-K	333-161943	10.1	02/11/2020
10.11†	Amendment to Employment Agreement, dated February 10, 2020, by and between Werner von Pein and the Company	8-K	333-161943	10.2	02/11/2020
10.12†	Employment Agreement, dated October 8, 2020, by and between Sharla Cook and the Company	10-K	333-161943	10.12	3/30/2021

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
10.13†	Employment Agreement, dated September 27, 2020, by and between Robert Sauermann and the Company	10-K	333-161943	10.13	3/30/2021
10.14†	Employment Agreement, dated January 1, 2021, by and between Donald Young and the Company	10-K	333-161943	10.14	3/30/2021
10.15†	Separation and Retirement Agreement, Dated December 28, 2020 by and between Werner von Pein and the Company	8-K/A	333-161943	10.1	1/5/2021
10.16†	Employment Agreement, Dated December 28, 2020 by and between Scott Lerner and the Company	8-K/A	333-161943	10.2	1/5/2021
10.17	Loan and Security Agreement, dated as of January 6, 2021, by and between Old Plank Trail Community Bank, N.A. ("Lender") and Halo, Purely for Pets, Inc., a Delaware corporation ("Halo")	8-K	333-161943	10.1	1/11/2021
10.18	Term Note A, dated as of January 6, 2021, issued by Halo in favor of Lender	8-K	333-161943	10.3	1/11/2021
10.19	Guaranty and Security Agreement, dated as of January 6, 2021, made by Better Choice Company Inc. (the "Company"), TruPet LLC, a Delaware limited liability company ("TruPet") and Bona Vida, Inc., a Delaware corporation ("Bona Vida"), in favor of Lender	8-K	333-161943	10.4	1/11/2021
10.20	Intellectual Property Security Agreement, dated as of January 6, 2021, executed and delivered by the Company, TruPet and Bona Vida in favor of Lender	8-K	333-161943	10.5	1/11/2021
10.21	Stock Pledge Agreement, dated as of January 6, 2021, executed and delivered by the Company in favor of Lender	8-K	333-161943	10.6	1/11/2021
10.22	First Amendment to Loan and Security Agreement, dated as of January 6, 2021, by and between Old Plank Trail Community Bank, N.A. ("Lender") and Halo, Purely for Pets, Inc., a Delaware corporation ("Halo")	8-K	001-40477	10.1	8/17/2021
10.23	Revolving Promissory Note, dated as of August 13, 2021, issued by Halo in favor of Lender.	8-K	001-40477	10.2	8/17/2021
10.24	Deposit Account Pledge Agreement, dated as of August 13, 2021, executed and delivered by Halo in favor of Lender.	8-K	001-40477	10.3	8/17/2021
21.1	Subsidiaries of the Company	S-1	333-256405	21.1	5/21/2021
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101*	The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text and including detailed tags
104*	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (included as Exhibit 101)
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

BETTER CHOICE COMPANY INC.

Date: November 10, 2021	By:	/s/ SCOTT LERNER

Scott Lerner
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ SHARLA A. COOK

Sharla A. Cook
Chief Financial Officer (Principal Financial and Accounting Officer)