Form 10-K
period 2021-12-31
Better Choice Co Inc.
filed 2022-03-29
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
(212) 896‑1254

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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price of $4.30 as reported on the NYSE American was: $42,128,224.
The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 29,364,712 shares of $0.001 par value common stock outstanding as of March 25, 2022.
DOCUMENTS INCORPORATED BY REFERENCE:
The information required by Items 10, 11, 12, 13, and 14 will be furnished (and are hereby incorporated) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.

Better Choice Company Inc.
Annual Report on Form 10‑K for the Fiscal Year Ended December 31, 2021

FORWARD‑LOOKING STATEMENTS
This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “potential,” “project,” “projection,” “seek,” “should,” “will,” “would,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•the impact of damage to or interruption of our information technology systems due to cyber-attacks or other circumstances beyond our control
•the impact of the COVID-19 pandemic on the global pet health and wellness industry, our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations;
•business interruptions resulting from geopolitical actions, including war and terrorism;
•our ability to successfully implement our growth strategy;
•failure to achieve growth of manage anticipated growth;
•our ability to achieve or maintain profitability;
•the loss of key members of our senior management team;
•our ability to generate sufficient cash flow or raise capital on acceptable terms to run our operations, service our debt and make necessary capital expenditures;
•our ability to successfully integrate Halo’s and TruPet’s brands;
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
•our or our co-manufacturers’ and suppliers’ ability to comply with legal and regulatory requirements;
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
•risk of shifting customer demand in relation to raw pet foods, premium kibble and canned pet food products, and failure to respond to such changes in customer taste quickly and effectively; and
•other factors discussed under the headings “Risk Factors,” “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
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
PART I
ITEM 1. BUSINESS
Our History
On December 17, 2018, Better Choice Company made a $2.2 million investment in TruPet LLC ("TruPet"), an online seller of pet foods, pet nutritional products and related pet supplies. On February 2, 2019, Better Choice Company entered into a definitive agreement to acquire the remainder of TruPet and we closed the acquisition on May 6, 2019.
On February 28, 2019, Better Choice Company entered into a definitive agreement to acquire all of the outstanding shares of Bona Vida, Inc. ("Bona Vida") and we closed the acquisition on May 6, 2019.
On October 15, 2019, Better Choice Company entered into a Stock Purchase Agreement (as amended, the “Halo Agreement”) with Halo, Thriving Paws, LLC, a Delaware limited liability company (“Thriving Paws”), HH-Halo LP, a Delaware limited partnership (“HH-Halo” and, together with Thriving Paws, the “Sellers”) and HH-Halo, in the capacity of the representative of the Sellers. Pursuant to the terms and subject to the conditions of the Halo Agreement, among other things, we agreed to purchase from the Sellers 100% of the issued and outstanding capital stock of Halo, Purely for Pets, Inc. ("Halo"). We closed this acquisition, which we refer to as the Halo Acquisition, on December 19, 2019.
Overview of Our Business
Better Choice is a rapidly growing pet health and wellness company committed to leading the industry shift toward pet products and services that help dogs and cats live healthier, happier and longer lives. Our mission is to become the most innovative premium pet food company in the world, and we are motivated by our commitment to making products with integrity and treating pets and their parents with respect. We believe that our portfolio of brands are well positioned to benefit from the trends of growing pet humanization and an increased consumer focus on health and wellness, and have adopted a laser focused, channel specific approach to growth that is driven by new product innovation. Our executive team has a proven history of success in both pet and consumer-packaged goods, and has over 50 years of combined experience in the pet industry and over 100 years of combined experience in the consumer-packaged goods industry.
We sell our premium and super-premium products (which we believe generally includes products with a retail price greater than $0.20 per ounce) under the Halo and TruDog brands, both of which have a long history of providing high quality products to pet parents. Our diverse and established customer base has enabled us to penetrate multiple channels of trade, which we believe enables us to deliver on core consumer needs and serve pet parents wherever they shop. We believe this omni-channel approach has also helped us respond more quickly to changing channel dynamics that have accelerated as a result of the COVID-19 pandemic, such as the increasing percentage of pet food that is sold online. We group these channels of trade into four distinct categories: E-Commerce, which includes the sale of product to online retailers such as Amazon and Chewy; Brick & Mortar, which includes the sale of product to pet specialty chains such as Petco, PetSmart, Pet Supplies Plus, select grocery chains and neighborhood pet stores; Direct to Consumer (“DTC”) which includes the sale of product through our online web platform to more than 20,000 unique customers and access to more than 500,000 customer emails; and International, which includes the sale of product to foreign distribution partners and to select international retailers.
New product innovation represents the cornerstone of our growth plan, supported by our own research and development, and acquisitions. Our established supply and distribution infrastructure allows us to bring new products to market in nine months, generally. Our outsourced manufacturing model is flexible, scalable and encourages innovation allowing us to offer a breadth of assortment in dog and cat food products under the Halo and TruDog brands, serving a wide variety of customer needs.
Halo is the brand for a new generation of pet parents. For millennial pet moms who view their pets as children, we believe Halo provides the world’s best nutrition for the world’s best kids. Halo offers two premium sub-lines of natural dog and cat food for this audience. Halo Holistic is designed for the pet parent seeking high-quality ingredients for digestive health. Halo Holistic is the only super-premium pet food certified by the Global Animal Partnership and the Marine Stewardship Council, both of which are animal welfare organizations recognized worldwide. Halo Holistic also supports complete digestive health with prebiotics, probiotics and postbiotics. Additionally, it's made with whole animal proteins only and no meat meals.

Halo Elevate®, our second sub-line launching in 2022, provides best-in-class nutrition. We believe it's the only natural pet food with leading nutrient levels to support the top five pet parent health concerns which include digestive health, heart and immunity support, healthy skin and coat, hip and joint support and strength and energy. Each recipe delivers natural, science-based nutrition for optimal health. Both Halo Holistic and Halo Elevate® provide confidence and validation to empower millennial pet moms.
Founded in 2013, the TruDog brand offers ultra-premium, freeze-dried raw dog food, toppers, treats and supplements sold predominantly on its DTC website. Freeze-dried raw dog food is one of the fastest growing sub-categories of premium pet food, with Packaged Facts reporting 39% year-over-year growth in the sub-category in 2019. We believe that both brands are positioned to take advantage of the increasing desire in pet parents to feed only the highest quality ingredients to their pets. We're confident that innovative opportunities for brand consolidation will continue over time.
Our Products and Brands
We have a broad portfolio of over 100 active premium and super premium animal health and wellness products for dogs and cats, which includes products sold under the Halo and TruDog brands across multiple forms, including foods, treats, toppers, dental products, chews, grooming products and supplements. Our products consist of naturally formulated premium kibble and canned dog and cat food, freeze-dried raw dog food and treats, vegan dog food and treats, oral care products and supplements. Our products sold under the Halo brand are sustainably sourced, derived from real whole meat and no rendered meat meal and include non-GMO fruits and vegetables. Our products sold under the TruDog brand are made according to our nutritional philosophy of raw, meat-based nutrition and minimal processing.
Our products are manufactured by an established network of co-manufacturers in partnership with Better Choice. We have maintained each of our key co-manufacturing relationships for more than four years, with certain relationships in place for more than ten years and with the launch of Halo Elevate®, we have expanded and engaged two new co-manufacturing partners in 2022. Halo and TruDog products are co-manufactured in the U.S. and our third-party warehousing and logistics provider, Fidelitone, was located in Lebanon, Tennessee throughout 2021 and moved to Wauconda, Illinois in 2022.
Our Customers and Channels
In 2021, we generated $56.0 million of gross sales and $46.0 million of net sales. By channel in 2021, E-Commerce generated approximately $21.8 million of gross sales and $15.1 million of net sales, Direct-to-Consumer generated approximately $10.8 million of gross sales and $9.4 million of net sales, Brick & Mortar generated approximately $8.6 million of gross sales and $6.7 million of net sales and International generated approximately $14.8 million of gross sales and $14.8 million of net sales. The following chart provides a breakdown of our net sales by channel for the year ended December 31, 2021:
In 2021, 53% of our net sales were made online, through a combination of E-Commerce partner websites, such as Amazon, Chewy, Petflow, Thrive Market and Vitacost, and our Direct-to-Consumer website, hosted on Shopify. A majority of our online sales are driven by repeat purchases from existing customers. Although industry-wide E-Commerce sales retreated somewhat following the March 2020 pantry stocking, the sale of pet food and supplies online had increased 35% year-over-year according to Packaged Facts, with subscription sales nearly equal to the March 2020 peak. We anticipate our ability to reach a growing base of diverse customers online will continue to improve as E-Commerce penetration increases. At the same time, we believe that our long-established relationships with key brick & mortar customers such as Petco and Pet Supplies Plus will enable us to jointly launch new products that are designed for in-store success, such as the national launch of Halo Elevate® in more than 2,000 Brick & Mortar locations in 2022.

In addition to our domestic sales channels, the Halo brand's international sales grew 71% in 2021, driven primarily by significant new customer acquisition and increased brand awareness in our key Asian markets. We believe that our growth in Asia is fueled by increasing levels of economic financial status and demand for premium and super-premium, western manufactured products, with China representing the largest market opportunity for growth and 62% of Better Choice’s $14.8 million of international sales in 2021. We believe this growth is sustainable and we have more than $85.0 million of contracted minimum sales with our key Asian distribution partners from 2022 to 2025.
Supply Chain, Manufacturing and Logistics
Our products sold today under the Halo Holistic brand are made strictly from naturally raised animals on sustainable farms and are manufactured in the U.S. By sourcing cage-free poultry, pasture-raised beef, and wild-caught fish from certified sustainable fisheries and not including meat meals or other animal byproducts in its formulations, our Halo brand is able to provide pets and pet parents with a nutritious and highly digestible suite of food and treats. Halo partners with a number of co-manufacturing partners to produce its products. Halo’s dog and cat foods meet The Association of American Feed Control Officials (“AAFCO”) guidelines and are small-batch tested for common contaminants prior to leaving the manufacturer.
Our products sold under the TruDog brand are manufactured and sourced from a variety of third-party suppliers in both the U.S. and New Zealand and use healthy, natural ingredients, with all purchases transacted in U.S. dollars. Many products are preserved using either freeze drying or gentle air dehydration to eliminate the need for artificial preservatives and added chemicals. Our treats and chews are oven-baked, using natural ingredients for maximum nutrition and protein content. Like Halo, TruDog raw dog foods meet AAFCO guidelines and are small-batch tested for common contaminants prior to leaving the manufacturer.
We utilize logistics service providers as a part of our supply chain, primarily for shipping and logistics support. Fulfillment of orders for both the Halo and TruDog brands is managed by a third-party warehousing and logistics partner, Fidelitone. Our warehouse was located in Lebanon, Tennessee throughout 2021 and relocated to Wauconda, Illinois in 2022. Our DTC ecosystem allows us to efficiently manage and customize the online shopping experience for customers, including a customer dashboard where shoppers can manage and track orders and order history. Our products are shipped by trusted carriers for expeditious and reliable delivery.
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
For the supply and co-manufacturing of our products, we have relied on Alphia, Inc. (“Alphia” f/k/a “C.J. Foods”) for dry kibble sold under the Halo brand, Simmons Pet Food, Inc. (“Simmons”) for the majority of canned wet food sold under the Halo brand, BrightPet Nutrition Group, LLC (“BrightPet”) for vegan kibble and freeze dried treats sold under the Halo brand and Carnivore Meat Company, LLC (“Carnivore”) for the supply and co-manufacturing of freeze-dried food and treats sold under the TruDog brand. Together, Alphia, Simmons, and Carnivore represent approximately 74% of product volume sold across the Better Choice platform. In addition, we sourced approximately 65% of inventory purchases from two vendors for the year ended December 31, 2021 and approximately 76% from three vendors for the year ended December 31, 2020. With the launch of Halo Elevate®, we have expanded our co-manufacturing partners in 2022 to include Barrett Petfood Innovations and Thai Union Manufacturing Co., LTD.
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

In recent years, consumer purchasing behaviors have shifted dramatically and E-Commerce penetration has significantly increased. Although approximately 53% of Better Choice’s sales are made online today, we remain committed to partnering with select Brick & Mortar retailers in pet specialty and neighborhood pet, as in-store recommendation and trial represent a significant opportunity for new customer acquisition. We believe that these in-store partnerships are complementary to the incentives that our E-Commerce partners offer to drive monthly subscriptions, and build upon the recurring revenue that we generate online.
Competition
The pet health and wellness industry is highly competitive. Competitive factors include product quality, ingredients, brand awareness and loyalty, product variety, product packaging and design, reputation, price, advertising, promotion, and nutritional claims. We believe that we compete effectively with respect to each of these factors. We compete with manufacturers of conventional pet food such as Mars, Nestlé and Big Heart Pet Brands (part of the J.M. Smucker Company), and manufacturers of specialty and natural pet food such as Blue Buffalo (part of General Mills), Wellness, Fromm, Orijen, Merrick (part of Nestlé), Stella and Chewy, Open Farm and Freshpet. In addition, we compete with many regional niche brands in individual geographic markets.
Employees and Human Capital Resources
As of December 31, 2021, we had 43 employees, all of whom are full-time. Our human capital resource objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards. Our employees are not represented by any labor union or any collective bargaining arrangement with respect to their employment with us. We have never experienced any work stoppages or strikes as a result of labor disputes and we believe our overall relationships with our employees are positive and the strength of our team is a critical success factor in becoming the most innovative premium pet food company in the world. Our employees share an entrepreneurial spirit, a passion for excellence and the inspiration to drive the future of the pet health and wellness industry.
Our core values are Integrity, Respect, Working Smarter and Faster and Building Lasting Relationships in all that we do. We continually focus on employee engagement and a diverse, inclusive culture in order to ensure the continued strength and well-being of our workforce. We strive to create a workplace where employees feel engaged, believe in our mission, understand their role in our strategy and are passionate about the work they do. We conduct employee engagement surveys to provide us with valuable insights into employee perspectives and experiences. We also hold frequent virtual town-hall meetings and team building events to provide updates, celebrate milestones in the business, communicate initiatives, recognize significant individual accomplishments and provide a forum for employees to communicate and engage with our entire employee base. We value and embrace diversity by fostering a culture that encompasses the unique attributes, ideas, perspectives, and experiences of our employees, customers, suppliers and communities. We believe a more inclusive and diverse work environment allows us to achieve better results and makes us a stronger business.
We operate under a “Win From Anywhere” culture, which is our approach to creating a flexible and entrepreneurial working environment built for long term success. Winning from anywhere means our employees can work from anywhere in the country. We believe this culture provides the ability for us to attract the best talent and we now have employees all over the U.S. that are winning from anywhere.
Government Regulation
The regulation of animal food products is complex, multi-faceted, and continually changing. The U.S. Food and Drug Administration ("FDA"), the U.S. Federal Trade Commission ("FTC"), the U.S. Department of Agriculture ("USDA") and other regulatory authorities at the federal, state and local levels, as well as authorities in foreign countries, extensively regulate, among other things, the research, development, testing, composition, manufacture, import, export, labeling, storage, distribution, promotion, marketing, and post-market reporting of animal foods. We are required to navigate a complex regulatory framework in the locations in which we wish to manufacture, test, import, export, or sell our products.
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

Although pet foods are not required to obtain premarket approval from the FDA, any substance that is added to or is expected to become a component of a pet food must be used in accordance with a food additive regulation, unless it is generally recognized as safe (“GRAS”) under the conditions of its intended use or if it appears on an FDA-recognized list of acceptable animal food ingredients in the Official Publication of AAFCO. A food may be adulterated if it uses an ingredient that is neither GRAS nor an approved food additive, and that food may not be legally marketed in the U.S.
The labeling of pet foods is regulated by both the FDA and state regulatory authorities. FDA regulations require proper identification of the product, a net quantity statement, a statement of the name and place of business of the manufacturer or distributor and proper listing of all the ingredients in order of predominance by weight. The FDA also considers certain specific claims on pet food labels to be medical claims and therefore subject to prior review and approval by the FDA. The FDA has a list of specific factors it will consider in determining whether to initiate enforcement action against such products if they do not comply with the regulatory requirements applicable to drugs, including, among other things, whether the product is only made available through or under the direction of a veterinarian and does not present a known safety risk when used as labeled. The FDA may classify some of our products differently than we do and may impose more stringent regulations which could lead to possible enforcement action.
Under the FDCA, the FDA may require the recall of an animal food product if there is a reasonable probability that the product is adulterated or misbranded, and the use of or exposure to the product will cause serious adverse health consequences or death. In addition, pet food manufacturers may voluntarily recall or withdraw their products from the market. If the FDA believes that our products are adulterated, misbranded or otherwise marketed in violation of the FDCA, the agency make take further enforcement action, including: restrictions on the marketing or manufacturing of a product; required modification of promotional materials or issuance of corrective marketing information; issuance of safety alerts, press releases, or other communications containing warnings or other safety information about a product; warning or untitled letters; product seizure or detention; refusal to permit the import or export of products; fines, injunctions, or consent decrees; and/or imposition of civil or criminal penalties.
Chinese Regulations
General Administration of Quality Supervision, Inspection and Quarantine of the People’s Republic of China ("AQSIQ") is responsible for the unified inspection and quarantine of imported pet food (also referred to in the regulations as “Feed”). Only registered pet food manufacturers from AQSIQ approved countries (which includes the U.S.) can import pet food to China, and may do so only if they have first received an import registration certificate from the Ministry of Agriculture ("MOA"). In order to obtain an import registration certificate, a manufacturer must submit standardized application materials (in both English and Chinese) along with product samples to the MOA for approval, and if approved, such import registration certificate shall be valid for five years. Overseas companies are also prohibited from engaging in the direct sale of imported pet food within the territory of China and should establish a sales organization or appoint a sales agent within the territory of China and file a record with the MOA within six months from the date the manufacturer obtains its import registration certificate. All imported pet food must be packaged, and the packaging must comply with China's safety and hygiene regulation and must have Chinese labels that are in conformity with the relevant regulations.
We are also subject to labor and employment laws, laws governing advertising, privacy laws, safety regulations and other laws, including consumer protection regulations that regulate retailers or govern the promotion and sale of merchandise. Our operations, and those of our distributors and suppliers, are subject to various laws and regulations relating to environmental protection and worker health and safety matters. We monitor changes in these laws and believe that we are in material compliance with applicable laws. See additional information under the heading “Risks Related to the Regulation of our Business and Products” in this Annual Report on Form 10-K for a discussion of risks relating to federal, state, local and international regulation of our business.
Our Trademarks and Other Intellectual Property
We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our trademarks are valuable assets that reinforce our brand, our sub-brands and our consumers’ perception of our products. The current registrations of these trademarks in the U.S. and foreign countries are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with the goods or services identified in the applicable registrations. In addition to trademark protection, we have registered more than 100 domain names, including www.betterchoicecompany.com, www.halopets.com, www.trupet.com, www.trudog.com and www.rawgo.com, that are important to the successful implementation of our marketing and advertising strategy. We rely on and carefully protect unpatented proprietary expertise, recipes and formulations, continuing innovation and other trade secrets to develop and maintain our competitive position.

Corporate Information
We were incorporated in the State of Nevada in 2001 under the name Cayenne Construction, Inc., and in 2009, changed our name to Sports Endurance, Inc. Effective March 11, 2019, we changed our name to Better Choice Company Inc. after reincorporating in Delaware. We have four subsidiaries - Halo, Purely for Pets, Inc., TruPet LLC, Bona Vida, Inc. and Wamore Corporation S.A. Our principal executive offices are located at 12400 Race Track Road, Tampa, FL 33626. Our website is available at https://www.betterchoicecompany.com. Our website and the information contained on or connected to that site are not, and should not be deemed to be part of or incorporated into this Annual Report on Form 10-K.
Available Information
We file annual, quarterly and current reports and other information with the SEC that are publicly available at www.sec.gov. Our SEC filings are also available under the Investor Relations section of our website at www.betterchoicecompany.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Information contained on or connected to our website are not incorporated into this Annual Report on Form 10-K.
ITEM 1A.    RISK FACTORS
As a smaller reporting company, we are not required to provide a statement of risk factors. Nonetheless, we are voluntarily providing risk factors herein. You should consider carefully the following risk factors, together with all the other information in this Annual Report on Form 10‑K, and in our other public filings with the SEC. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward‑looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.
Risks Related to Our Business and Industry
Increases in sourcing, manufacturing, freight and/or warehousing costs, supply shortages, interruption in our sourcing operations and/or supply changes could have an adverse effect on our business, financial condition, and operating results.
Our products are sourced from a limited number of independent third-party suppliers, which we depend upon for the manufacture of all our products. Some of the ingredients, packaging materials, and other products we purchase may only be available from a single supplier or a limited group of suppliers. While alternate sources of supply are generally available, the supply and price are subject to market conditions and are influenced by other factors beyond our control, including the continued impact of COVID-19. We do not have long-term contracts with many of our suppliers, and therefore they could increase prices or cease doing business with us. As a result, we may be subject to price fluctuations or demand disruptions.
The prices of raw materials, packaging materials and freight are subject to fluctuations in price attributable to, among other things, global competition for resources, weather conditions, changes in supply and demand of raw materials, or other commodities, fuel prices and government-sponsored agricultural programs. Volatility in the prices of raw materials and other supplies we purchase could increase our cost of sales and reduce our profitability, and we have no guarantees that prices will not rise. Our ability to pass along higher costs through price increases to our customers is dependent upon competitive conditions and pricing methodologies employed in the various sales channels in which we compete, and we may not be successful in implementing price increases. In addition, any price increases we do implement may result in lower sales volumes. Customers and consumers may choose to shift purchases to lower-priced private label or other value offerings which may adversely affect our results of operations.
We cannot control all of the various factors that might affect our ability to ship orders of our products to customers in a timely manner or to meet our quality standards. Such factors include, among other things, natural disasters or adverse weather and climate conditions; political and financial instability; strikes; unforeseen public health crises, including pandemics and epidemics such as the COVID-19 pandemic; acts of war or terrorism and other catastrophic events, whether occurring in the U.S. or internationally (including, without limitation, the conflict in Ukraine). From time to time, a co-manufacturer may experience financial difficulties, bankruptcy or other business disruptions, which could disrupt our supply of products or require that we incur additional expense by providing financial accommodations to the co-manufacturer or taking other steps to seek to minimize or avoid supply disruption, such as establishing a new co-manufacturing arrangement with another provider. Further, we may be unable to locate an additional or alternate co-manufacturing arrangement in a timely manner or on commercially reasonable terms, if at all. Any delay, interruption or increased cost in the proprietary value-branded products that might occur for any reason could affect our ability to meet customer demand, adversely affect our net sales, increase our cost of sales and hurt our results of operations, which in turn may injure our reputation and customer relationships, thereby harming our business.
Our ability to meet increases in demand may be impacted by our reliance on our suppliers and we are subject to the risk of shortages and long lead times. We may not be able to develop alternate sources in a timely manner. Therefore, we may not be able to source sufficient product on terms that are acceptable to us, or at all, which may undermine our ability to fill our orders in a timely manner. The occurrence of any of the foregoing could increase our costs, disrupt our operations, or could have a materially adverse impact on our business, financial condition, results of operations or prospects.

If we fail to maintain and expand our brand, or the quality of our products that customers have come to expect, our business could suffer.
The continued development and maintenance of our brand and the quality of our products is critical to our success. We seek to maintain, extend, and expand our brand image through marketing investments, including advertising and consumer promotions, and product innovation. Maintaining, promoting and positioning our brand and reputation will depend on, among other factors, the success of preserving the quality of our products, the availability of our products, marketing and merchandising efforts, the nutritional benefits provided to pets and our ability to provide a consistent, high-quality customer experience.
The success of our brand may suffer if our marketing plans or product initiatives do not have the desired impact on our brand’s image or its ability to attract customers. Brand value is based on perceptions of subjective qualities, and any incident that erodes the loyalty of our customers, suppliers or co-manufacturers, including adverse publicity or a governmental investigation or litigation, could significantly reduce the value of our brand and significantly damage our business. Further, our brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products (whether or not valid), our failure to maintain the quality of our products, product contamination, the failure of our products to deliver consistently positive consumer experiences, inadequate labor conditions, health or safety issues at our co-manufacturers, or the products becoming unavailable to consumers.
If we are unable to build and sustain brand equity by offering recognizably superior products, we may be unable to maintain premium pricing over private label products. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative posts or comments about us or our brands or products on social or digital media could damage our brands and reputation. If we fail to maintain the favorable perception of our brands, our business, financial condition and results of operations could be negatively impacted.
We may not be able to successfully implement and/or manage our growth strategy on a timely basis or we may not grow at all.
Our future success depends on our ability to implement our growth strategy of introducing new products and expanding into new markets and attracting new consumers to our brand and sub-brands. Our ability to implement this growth strategy depends, among other things, on our ability to: establish our brands and reputation as a well-managed enterprise committed to delivering premium quality products to the pet health and wellness industry; partner with retailers and other potential distributors of our products; continue to effectively compete in specialty channels and respond to competitive developments; continue to market and sell our products through a multi-channel distribution strategy and achieve joint growth targets with our distribution partners; expand and maintain brand loyalty; develop new proprietary value-branded products and product line extensions that appeal to consumers; maintain and, to the extent necessary, improve our high standards for product quality, safety and integrity; maintain sources from suppliers that comply with all federal, state and local laws for the required supply of quality ingredients to meet our growing demand; identify and successfully enter and market our products in new geographic markets and market segments; execute value-focused pricing strategies; and attract, integrate, retain and motivate qualified personnel. We may not be able to successfully implement our growth strategy and may need to change our strategy in order to maintain our growth. If we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful, our business, financial condition and results of operations may be materially adversely affected.
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
We have a history of losses, have a significant accumulated deficit and we expect to incur losses in the future; we may not be able to achieve or maintain profitability which could raise substantial doubt regarding our ability to continue as a going concern.
We have experienced operating losses during last three years and have a significant accumulated deficit. We expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. Because we have a short operating history at scale, it is difficult for us to predict our future operating results. Thus, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all.

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
Without generating future sufficient cash flow from operations or additional debt or equity financing, these conditions could raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations in the future or realize assets and discharge liabilities in the ordinary course of operations. If we need to seek additional financing to fund our business activities in the future and there is doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. If we are unable to obtain future profitability or sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.
The COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition.
The COVID-19 pandemic resulted in various governmental measures, including lockdowns, closures, quarantines and travel bans as well as individual measures taken by companies, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses and facilities. The ongoing impacts of the COVID-19 pandemic, including global supply chain disruptions, could impair our third-party business partners' ability to meet their obligations to us, which may negatively affect our operations. These third parties include those who supply our ingredients, packaging, and other necessary operating materials, co-manufacturers, distributors, and logistics and transportation services providers. The impact of COVID-19 on these third-party business partners may negatively affect the price and availability of our ingredients and/or packaging materials and impact our supply chain. If the disruptions caused by COVID-19 continue for an extended period of time, our ability to meet the demands of our customers may be materially impacted. To date, we have not experienced any reduction in the available supply of our products.
The pandemic has significantly impacted global economic conditions and may in the future have an adverse impact on consumer confidence and spending, which could materially adversely affect the supply of, as well as the demand for, our products. The extent to which the COVID-19 pandemic will further impact our business will depend on future developments and we cannot reasonably estimate the potential continued impact to our business at this time. However, if the pandemic or the global supply chain disruptions continue for a prolonged period it could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.
If we do not successfully develop additional products and services, or if such products and services are developed but not successfully commercialized, our business will be adversely affected.
Our success will depend, in part, on our ability to develop and market new products and improvements to our existing products. The process of identifying and commercializing new products is complex, uncertain and may involve considerable costs, and if we fail to accurately predict customers' changing needs and preferences, our business could be harmed. The success of our innovation and product development efforts is affected by, among other things, the technical capability of our team; our ability to establish new supplier relationships and third-party consultants in developing and testing new products, and complying with governmental regulations; our attractiveness as a partner for outside research and development scientists and entrepreneurs; and the success of our management and sales team in introducing and marketing new products.
We have already and may have to continue to commit significant resources to commercializing new products before knowing whether our investments will result in products the market will accept. Substantial promotional expenditures may be required to introduce new products to the market, or improve our market position. To remain competitive and expand and keep shelf placement for our products, we may need to increase our advertising spending to maintain and increase consumer awareness, protect and grow our existing market share or promote new products, which could affect our operating results. We may not always be able to respond quickly and effectively to changes in customer taste and demand due to the amount of time and financial resources that may be required to bring new products to market, which could result in our competitors taking advantage of changes in customer trends before we are able to and harm our brand and reputation.

Furthermore, developing and commercializing new products may divert management's attention from other aspects of our business and place a strain on management, operational and financial resources, as well as our information systems. We may not execute successfully on commercializing those products because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. Launching new products or updating existing products may also leave us with obsolete inventory that we may not be able to sell or we may sell at significantly discounted prices. If we are unable to successfully develop or otherwise acquire new products, our business, financial condition and results of operations may be materially adversely affected.
Because we are engaged in a highly competitive business, if we are unable to compete effectively, our results of operations could be adversely affected.
The pet health and wellness industry is highly competitive. We compete on the basis of product and ingredient quality, product availability, palatability, brand awareness, loyalty and trust, product variety and innovation, product packaging and design, reputation, price and convenience and promotional efforts. The pet products and services retail industry has become increasingly competitive due to the expansion of pet-related product offerings by certain supermarkets, warehouse clubs, and other mass and general retail and online merchandisers and the entrance of other specialty retailers into the pet food and pet supply market, which makes it more difficult for us to compete for brand recognition and differentiation of our products and services. We face direct competition from companies that sell various pet health and wellness products at a lower price point and distribute such products to traditional retailers, which are larger than we are and have greater financial resources. Price gaps between products may result in market share erosion and harm our business. Our current and potential competitors may also establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings. Further, it is possible that domestic or foreign companies, some with greater experience in the pet health and wellness industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with ours in the future.
Many of our competitors may have longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater technical capabilities, significantly greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to derive greater net sales and profits from their existing customer base, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in consumer preferences or habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate net sales from their customer bases more effectively than we do.
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
We are highly dependent on the effectiveness of our marketing messages and the efficiency of our advertising expenditures in generating consumer awareness and sales of our products. We may not always be successful in developing effective messages and new marketing channels, as consumer preferences and competition change, and in achieving efficiency in our advertising expenditures. We depend heavily on internet-based advertising to market our products through internet-based media and e-commerce platforms. If we are unable to continue utilizing such platforms, if those media and platforms diminish in importance or size, or if we are unable to direct our advertising to our target consumer groups, our advertising efforts may be ineffective, and our business could be adversely affected. The costs of advertising through these platforms have increased significantly, which could in decreased efficiency in the use of our advertising expenditures, and we expect these costs may continue to increase in the future.
Consumers are increasingly using digital tools as a part of their shopping experience. As a result, our future growth and profitability will depend in part on:
•the effectiveness and efficiency of our online experience for disparate worldwide audiences, including advertising and search optimization programs in generating consumer awareness and sales of our products;
•our ability to prevent confusion among consumers that can result from search engines that allow competitors to use or bid on our trademarks to direct consumers to competitors’ websites;

•our ability to prevent Internet publication or television broadcast of false or misleading information regarding our products or our competitors’ products;
•the nature and tone of consumer sentiment published on various social media sites; and
•the stability of our website and other e-commerce platforms we sell our products on. In recent years, a number of DTC, Internet-based retailers have emerged and have driven up the cost of basic search terms, which has and may continue to increase the cost of our Internet-based marketing programs.
If our marketing messages are ineffective or our advertising expenditures, geographic price-points, and other marketing programs, including digital programs, are inefficient in creating awareness and consideration of our products and brand name and in driving consumer traffic to our website or to our other sales channels, our sales, profitability, cash flows and financial condition may be adversely impacted. In addition, if we are not effective in preventing the publication of confusing, false or misleading information regarding our brand or our products, or if there arises significant negative consumer sentiment on social media regarding our brand or our products, our sales, profitability, cash flows and financial condition may be adversely impacted.
Food safety and food-borne illness incidents may materially adversely affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.
Selling food for consumption involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury or death related to allergens, food-borne illnesses or other food safety incidents caused by products we sell, or involving our suppliers or co-manufacturers, could result in the discontinuance of sales of these products or our relationships with such suppliers or co-manufacturers, or otherwise result in increased operating costs, regulatory enforcement actions or harm to our reputation. Shipment of adulterated or misbranded products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose us to product liability, negligence or other lawsuits, including consumer class action lawsuits. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is more than our policy limits or not covered by our policies or not subject to insurance would have to be paid from our cash reserves, which would reduce our capital resources.
The occurrence of food-borne illnesses or other food safety incidents could also adversely affect the price and availability of affected ingredients, resulting in higher costs, disruptions in supply and a reduction in our sales. Furthermore, any instances of food contamination or regulatory noncompliance, whether or not caused by our actions, could compel us, our suppliers, our distributors or our customers, depending on the circumstances, to conduct a recall in accordance with FDA regulations, comparable state laws or foreign laws in jurisdictions in which we operate. Food recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing distributors or customers and a potential negative impact on our ability to attract new customers due to negative consumer experiences or because of an adverse impact on our brand and reputation. The costs of a recall could exceed or be outside the scope of our existing or future insurance policy coverage or limits.
In addition, food companies have been subject to targeted, large-scale tampering as well as to opportunistic, individual product tampering, and we, like any food company, could be a target for product tampering. Forms of tampering could include the introduction of foreign material, chemical contaminants and pathological organisms into consumer products as well as product substitution. FDA regulations require companies like us to analyze, prepare and implement mitigation strategies specifically to address tampering (i.e., intentional adulteration) designed to inflict widespread public health harm. If we do not adequately address the possibility, or any actual instance, of intentional adulteration, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions, which could materially adversely affect our business, financial condition and operating results.
We may not be able to manage our manufacturing and supply chain effectively, which may adversely affect our results of operations.
We must accurately forecast demand for all of our products in order to ensure that we have enough products available to meet the needs of our customers. Our forecasts are based on multiple assumptions that may cause our estimates to be inaccurate and affect our ability to obtain adequate co-manufacturing capacity in order to meet the demand for our products. If we do not accurately align our manufacturing capabilities with demand, our business, financial condition and results of operations may be materially adversely affected.
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

If any of our independent shipping providers experience delays or disruptions, our business could be adversely affected.
We rely on independent shipping service providers to ship raw materials and products from our third-party suppliers and to ship products from our manufacturing and distribution warehouses to our customers. Our utilization of any shipping companies that we may elect to use, is subject to risks, including increases in fuel prices, employee strikes, organized labor activities and inclement weather, which may impact the shipping company's ability to provide delivery services sufficient to meet our shipping needs. If we are not able to negotiate acceptable terms with these companies or they experience performance problems or other difficulties, it could negatively impact our operating results and customer experience.
Our intellectual property rights may be inadequate to protect our business.
We attempt to protect our intellectual property rights, both in the U.S. and in foreign countries, through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Because of the differences in foreign trademark, patent and other laws concerning proprietary rights, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the U.S. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.
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
We rely on our trademarks, trade names, and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote significant additional resources to advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.
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
In the future, the loss of access to these third-party platforms, or any significant cost increases from operating on the marketplaces, could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party platforms. Our relationships with our third-party commerce platform providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. If for any reason our arrangements with our third-party commerce platform providers are terminated or interrupted, such termination or interruption could adversely affect our business, financial condition, and results of operations.
In addition, we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We could experience additional expense in arranging for new facilities, technology, services and support. The failure of our third-party commerce platform providers to meet our capacity requirements could result in interruption in the availability or functionality of our website and mobile applications, which could adversely affect our business and results of operations.
We may face difficulties as we expand our business and operations into jurisdictions in which we have no prior operating experience.
We plan in the future to expand our operations and business into jurisdictions outside of the jurisdictions where we currently carry on business, including internationally. There can be no assurance that any market for our products will develop in any such foreign jurisdiction. We may face new or unexpected risks or significantly increase our exposure to one or more existing risk factors, including economic instability, new competition, changes in laws and regulations, including the possibility that we could be in violation of these laws and regulations as a result of such changes, and the effects of competition.
In addition, it may be difficult for us to understand and accurately predict taste preferences and purchasing habits of consumers in new markets. It is costly to establish, develop and maintain operations and develop and promote our brands in new jurisdictions. As we expand our business into other jurisdictions, we may encounter regulatory, legal, personnel, technological and other difficulties that increase our expenses and/or delay our ability to become profitable in such countries, which may have a material adverse effect on our business and brand. These factors may limit our capability to successfully expand our operations in, or export our products to, those other jurisdictions.
There may be decreased spending on pets in a challenging economic climate.
A challenging economic climate, including adverse changes in interest rates, volatile commodity markets and inflation, contraction in the availability of credit in the market and reductions in consumer spending, or a slow-down in the general economy or a shift in consumer preferences to less expensive products may result in reduced demand for our products which may affect our profitability. Pet ownership and the purchase of pet-related products may constitute discretionary spending for some consumers and any material decline in consumer discretionary spending may reduce overall levels of spending on pets. As a result, a challenging economic climate may cause a decline in demand for our products which could be disproportionate as compared to competing pet food brands since our products command a price premium.
Since a significant portion of our revenue has been and is expected to be derived from China, a slowdown in economic growth in China could adversely impact the sales of our products in China, which could have a material adverse effect on our results of operations and financial condition. In addition, a deterioration in trade relations between the U.S. and China or other countries, or the negative perception of U.S. brands by Chinese or other international consumers, could have a material adverse effect on our results of operations and financial condition.

If economic conditions result in decreased spending on pets and have a negative impact on our suppliers or distributors, our business, financial condition and results of operations may be materially adversely affected.
Significant merchandise returns or refunds could harm our business.
We allow our customers to return products or obtain refunds, subject to our return and refunds policy. If merchandise returns or refunds are significant or higher than anticipated and forecasted, our business, financial condition, and results of operations could be adversely affected. Further, we modify our policies relating to returns or refunds from time to time, and may do so in the future, which may result in customer dissatisfaction and harm to our reputation or brand, or an increase in the number of product returns or the amount of refunds we make.
We may seek to grow our company and business through acquisitions, investments or through strategic alliances and our failure to identify and successfully integrate and manage these assets could have a material adverse effect on the anticipated benefits of the acquisition and our business, financial condition or results of operations.
We expect to consider opportunities to acquire or make investments in new or complementary businesses, facilities, technologies or products, or enter into strategic alliances, which may enhance our capabilities, expand our network, complement our current products or expand the breadth of our markets. In 2019, we completed three significant acquisitions that involved the combination of three businesses that historically have operated as independent companies. The success of these completed acquisitions and any future acquisitions will depend in large part on the success of our management team in integrating the operations, strategies, technologies and personnel. Potential and completed acquisitions, investments and other strategic alliances involve numerous risks, including: problems integrating the purchased business, facilities, technologies or products; issues maintaining uniform standards, procedures, controls and policies; assumed liabilities; unanticipated costs associated with acquisitions, investments or strategic alliances; diversion of management's attention from our existing business; adverse effects on existing business relationships with suppliers, manufacturers, and retail customers; risks associated with entering new markets in which we have limited or no experience; potential write-offs of acquired assets and/or an impairment of any goodwill recorded as a result of an acquisition; potential loss of key employees of acquired businesses; and increased legal and accounting compliance costs.
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
Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend; could require us to cease selling the products that incorporate the challenged intellectual property; could require us to redesign, reengineer, or rebrand the product, if feasible; could divert management’s attention and resources; or could require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all.
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
We operate our business in part outside of the U.S. and our operations are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), as well as the anti-corruption and anti-bribery laws in the countries where we do business. In addition, we are subject to U.S. and other applicable trade control regulations that restrict with whom we may transact business, including the trade sanctions enforced by the U.S. Treasury, Office of Foreign Assets Control (“OFAC”). We also plan to expand our operations outside of the U.S. in the future and our risks related to the FCPA will increase as we grow our international presence. Any violations of these anti-corruption or trade controls laws, or even allegations of such violations, can lead to an investigation and/or enforcement action, which could disrupt our operations, involve significant management distraction, and lead to significant costs and expenses, including legal fees. In addition, our brand and reputation, our sales activities or our stock price could be adversely affected if we become the subject of any negative publicity related to actual or potential violations of anti-corruption, anti-bribery or trade control laws and regulations.
Our ability to utilize our net operating loss carryforwards may be limited.
Our ability to utilize our federal net operating loss carryforwards and federal tax credit may be limited under Section 382 of the Code as amended by the Tax Cut and Jobs Act (the “TCJA”). The limitations apply if we experience an “ownership change”. Similar provisions of state tax law may also apply. If we have experienced an ownership change at any time since our formation, we may already be subject to limitations on our ability to utilize our existing net operating losses to offset taxable income. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change and, consequently, the limitations under Section 382. As a result, if or when we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset such taxable income may be subject to limitations, which could adversely affect our future cash flows.
We may have material liabilities that have not been discovered since the closing of the acquisitions.
As a result of our acquisitions in 2019, the prior business plan and management relating to Better Choice Company was abandoned. We may have material liabilities based on activities of our subsidiaries before the acquisitions that have not been discovered or asserted. We could experience losses as a result of any such undisclosed liabilities that are discovered in the future, which could materially harm our business and financial condition. Although the agreements entered into in connection with the acquisitions contains customary representations and warranties from Bona Vida, Halo and TruPet concerning their assets, liabilities, financial condition and affairs, there may be limited or no recourse against the pre-acquisition stockholders or principals in the event those representations prove to be untrue. As a result, our current and future stockholders will bear some, or all, of the risks relating to any such unknown or undisclosed liabilities.
Risks Related to the Regulation of our Business and Products
We and our co-manufacturers and suppliers are subject to extensive governmental regulation and may be subject to enforcement if we are not in compliance with applicable requirements.
We and our third-party suppliers are subject to a broad range of foreign, federal, state and local laws and regulations governing, among other things, the testing, development, manufacture, distribution, marketing and post-market reporting of animal foods. These include laws administered by the FDA, the FTC, the USDA, and other federal, state and local regulatory authorities. Because we market food, supplements and other products that are regulated as food and cosmetic care products for animals, we and the companies that manufacture our products are subject to the requirements of the FDCA and regulations promulgated thereunder by the FDA. The FDCA and related regulations govern, among other things, the manufacturing, composition, ingredients, packaging, labeling and safety of food for animals. The FDA requires that facilities that manufacture animal food products comply with a range of requirements. If our third-party suppliers cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements, they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, could result in their inability to continue manufacturing for us or could result in a recall of our products that have already been distributed.

If the FDA or other regulatory authority determines that we or they have not complied with the applicable regulatory requirements, our business, financial condition and results of operations may be materially adversely impacted. If we do not comply with labeling requirements, including making unlawful claims about our products, we could be subject to public warning letters and possible further enforcement. Failure by us or our co-manufacturers and suppliers to comply with applicable laws and regulations or to obtain and maintain necessary permits, licenses and registrations relating to our or our partners’ operations could subject us to administrative and civil penalties, including fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of our products, or refusals to permit the import or export of products, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material effect on our operating results and business. For further detail, refer to the information under “Item 1. Business—Government Regulation” in this Annual Report on Form 10-K.
International expansion of our business could expose us to substantial business, regulatory, political, financial and economic risks.
We currently conduct business and market products in the U.S., Canada and select Asian markets, including China. The expansion of our business outside of the U.S. could expose us to substantial risks, which may include, but are not limited to, the following:
•political, social and economic instability;
•higher levels of credit risk, corruption and payment fraud;
•regulations that might add difficulties in repatriating cash earned outside the U.S. and otherwise prevent us from freely moving cash;
•import and export controls and restrictions and changes in trade regulations
•compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws in other jurisdictions;
•multiple, conflicting and changing laws and regulations such as privacy, security and data use regulations, tax laws, trade regulations, economic sanctions and embargoes, employment laws, anti-corruption laws, regulatory requirements, reimbursement or payor regimes and other governmental approvals, permits and licenses;
•failure by us, our collaborators or our distributors to obtain regulatory clearance, authorization or approval for the use of our products in various countries;
•additional potentially relevant third-party patent rights;
•complexities and difficulties in obtaining intellectual property protection and enforcing our intellectual property;
•logistics and regulations associated with shipping samples and customer orders, including infrastructure conditions and transportation delays;
•the impact of local and regional financial crises;
•natural disasters, political and economic instability, including wars, terrorism and political unrest, and outbreak of disease;
•breakdowns in infrastructure, utilities and other services;
•boycotts, curtailment of trade and other business restrictions; and
•the other risks and uncertainties described in this Form 10K
Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenue and results of operations.
Changes in government regulations and trade policies may materially and adversely affect our sales and results of operations.
The U.S. or foreign governments may take administrative, legislative, or regulatory action that could materially interfere with our ability to sell products in certain countries and/or to certain customers, particularly in China. As part of our attempt to broaden its customer base, we have begun offering our products to Chinese consumers. Our decision to export products to China requires us to comply with Chinese rules, laws, and regulations, as well as certain domestic and international laws relating to the import and export of goods to foreign countries. These laws are often changing, and the costs associated with complying with these laws and regulations may adversely affect us. Additionally, changes in the current laws may make importing products to China more difficult, which may also negatively affect our business. Furthermore, changes in U.S. trade policy more generally could trigger retaliatory actions by affected countries, which could impose restrictions on our ability to do business in or with affected countries or prohibit, reduce or discourage purchases of our products by foreign customers. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products, cause our sales to decline and adversely impact our ability to compete, which could materially and adversely impact our business, financial condition and results of operations.

There is significant uncertainty about the future relationship between the U.S. and China with respect to trade policies, treaties, government regulations and tariffs. An escalation of recent trade tensions between the U.S. and China has resulted in trade restrictions that could harm our ability to participate in Chinese markets and numerous additional such restrictions have been threatened by both countries. The U.S. and China have imposed a number of tariffs and other restrictions on items imported or exported between the U.S. and China. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively impacting China’s overall economic condition, which could have negative repercussions for our business. Our products are and may continue to be subject to export license requirements or restrictions, particularly in respect of China.
Our products may be subject to recalls for a variety of reasons, which could require us to expend significant management and capital resources.
Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, adulteration, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. Although we have detailed procedures in place for testing finished products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits, whether frivolous or otherwise. If any of the animal food or care products produced by us are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We had to issue a recall in 2018 for one of our products after a single retail sample collected by the Michigan Department of Agriculture tested positive for Salmonella. Although customers reported no incidents of injury or illness in association with this product, the recall negatively affected our results. As a result of any such recall, customers may be hesitant to purchase our products in the future and we may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention or damage our reputation and goodwill or that of our products or brands. Additionally, product recalls may lead to increased scrutiny of our operations by the FDA or other state or federal regulatory agencies, requiring further management attention, increased compliance costs and potential legal fees, fines, penalties and other expenses.
Changes in existing laws or regulations, including how such existing laws or regulations are enforced by federal, state, and local authorities, or the adoption of new laws or regulations may increase our costs and otherwise adversely affect our business, financial condition and results of operations.
The manufacture and marketing of animal food products is highly regulated, and we and our co-manufacturers and suppliers are subject to a variety of federal and state laws and regulations applicable to pet food and treats. These laws and regulations apply to many aspects of our business, including the manufacture, packaging, labeling, distribution, advertising, sale, quality and safety of our products. We could incur costs, including fines, penalties, and third-party claims, in the event of any violations of, or liabilities under, such requirements, including any competitor or consumer challenges relating to compliance with such requirements. For example, in connection with the marketing and advertisement of our products, we could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and state consumer protection statutes. The regulatory environment in which we operate could change significantly and adversely in the future. The laws and regulations that apply to our products and business may change in the future and we may incur (directly or indirectly) material costs to comply with current or future laws and regulations or any required product recalls. New or revised government laws and regulations could significantly limit our ability to run our business as it is currently conducted, result in additional compliance costs and, in the event of noncompliance, lead to administrative or civil remedies, including fines, injunctions, withdrawals, recalls or seizures and confiscations, as well as potential criminal sanctions. Any such changes or actions by the FDA or other regulatory agencies could have a material adverse effect on our co-manufacturers, our suppliers or our business, financial condition and results of operations.
Risks Related to Our Capital Structure
We are a holding company and rely on payments, advances and transfers of funds from our subsidiaries to meet our obligations and pay any dividends.
We have limited direct operations and significant assets other than ownership of 100% of the capital stock of our subsidiaries. Because we primarily conduct our operations through our subsidiaries, we depend on those entities for payments to generate the funds necessary to meet our financial obligations, and to pay any dividends with respect to our common stock. Legal and contractual restrictions in our term loan and revolving line of credit agreement and other agreements that may govern future indebtedness of our subsidiaries, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. The earnings from, or other available assets of, our subsidiaries might not be sufficient to make distributions or obtain loans to enable us to meet certain of our obligations. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and cash flows.

Our level of indebtedness and related covenants could limit our operational and financial flexibility and could significantly adversely affect our business if we breach such covenants and default on such indebtedness.
Our ability to meet our debt service obligations depends upon our operating and financial performance, which is subject to general economic and competitive conditions and to financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to service our debt, we may need to sell inventory and other material assets, restructure or refinance our debt, or seek additional equity capital. If our inability to meet our debt service obligations results in an event of default as defined under our subordinated convertible promissory notes or our senior credit facility, the lenders thereunder may be able to take possession of substantially all of our assets. Prevailing economic conditions and global credit markets could adversely impact our ability to do so.
In addition, our debt agreements contain limits on our ability to, among other things, incur additional debt, grant liens, undergo certain fundamental changes, make investments, and dispose of inventory. These restrictions may prevent us from taking actions that we believe would be in the best interests of the business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. If we determine that we need to take any action that is restricted under our debt agreements, we will need to first obtain a waiver from the related lenders. Obtaining such waivers, if needed, may impose additional costs or we may be unable to obtain such waivers. Our ability to comply with these restrictive covenants in future periods will largely depend on our ability to successfully implement our overall business strategy. The breach of any of these covenants or restrictions could result in a default, which could result in the acceleration of our outstanding debt. In the event of an acceleration of such debt, we could be forced to apply all available cash flows to repay such debt, which could also force us into bankruptcy or liquidation.
For information regarding our outstanding debt, refer to "Note 8 - Debt" in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this report, which is incorporated into this Item 1A by reference.
Our common stock may be deemed to be a “penny stock” and the “penny stock” rules could adversely affect the market price of our common stock.
The SEC has adopted Rule 3a51-1, which establishes the definition of a “penny stock” as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock may be deemed to be a penny stock. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires that a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.
Our failure to meet the continued listing requirements of NYSE American could result in a de-listing of our common stock and could make it more difficult to raise capital in the future.
NYSE has listing requirements for inclusion of securities for trading on the NYSE American, including minimum levels of stockholders' equity, market value of publicly held shares, number of public stockholders and stock price. There can be no assurance that we will be successful in maintaining the listing of NYSE American as it is possible we may fail to satisfy the continued listing requirements, such as the corporate governance requirements or the minimum stock price requirement. If we fail to satisfy the continued listing requirements, the NYSE American may take steps to de-list our common stock. Such a de-listing or the announcement of such de-listing will have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we may attempt to take actions to restore our compliance with the NYSE American listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NYSE American minimum listing requirements or prevent future non-compliance with the NYSE American listing requirements. If we do not maintain the listing of our common stock on NYSE American, it could make it harder for us to raise additional capital in the long-term. If we are unable to raise capital when needed in the future, we may have to cease or reduce operations.
Our common stock prices may be volatile.
The market price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates and market conditions in general could have a significant impact on the future market price of our common stock.

The public price of our common stock could also be subject to wide fluctuations in response to the risk factors described in this report and others beyond our control, including: the number of shares of our common stock publicly owned and available for trading; actual or anticipated quarterly variations in our results of operations or those of our competitors; our actual or anticipated operating performance and the operating performance of similar companies in our industry; our announcements or our competitors’ announcements regarding significant contracts, acquisitions, or strategic investments; general economic conditions and their impact on the pet food markets; the overall performance of the equity markets; threatened or actual litigation; changes in laws or regulations relating to our industry; any major change in our board of directors or management; publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts; and sales or expected sales of shares of our common stock by us, and our officers, directors, and significant stockholders. From time to time, our affiliates may sell stock for reasons due to their personal financial circumstances. These sales may be interpreted by other stockholders as an indication of our performance and result in subsequent sales of our stock that have the effect of creating downward pressure on the market price of our common stock.
The volatility of the market price of our common stock may adversely affect the ability of investors to purchase or sell shares of our common stock. Investors may also experience losses on their investments in our stock due to price fluctuations. In addition, the stock market in general has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, operating results, and financial condition.
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
In the future, we may issue our previously authorized and unissued securities. We are authorized to issue 200,000,000 shares of common stock and 4,000,000 shares of preferred stock with such designations, preferences and rights as determined by our board of directors. The potential issuance of such additional shares of common stock will result in the dilution of the ownership interests of the holders of our common stock and may create downward pressure on the trading price, if any, of our common stock. The sales of substantial amounts of our common stock pursuant to our effective registration statements, or the perception that these sales may occur, could cause the market price of our common stock to decline and impair our ability to raise capital. These shares also may be sold pursuant to Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. We also may grant additional registration rights in connection with any future issuance of our capital stock.
For information regarding our outstanding stockholders’ equity and potentially dilutive securities, refer to "Note 8 - Debt", "Note 10 - Convertible preferred stock", "Note 11 - Stockholders’ equity (deficit)", "Note 12 - Warrants" and "Note 13 - Share-based compensation" in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, which is incorporated into this Item 1A by reference.
The market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.
There can be no assurance that the share price of our stock will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.
Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock with respect to dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events, or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might grant to holders of preferred stock could affect the value of the common stock. The issuance of such preferred stock could also be used as a method of discouraging, delaying or preventing a change of control.
The administrative and regulatory costs of public company compliance could consume a significant amount of our resources.
The rules and regulations related to being a public company require us to incur significant legal, accounting and other expenses. The legal and financial compliance make some activities more time-consuming and costly, particularly after we are no longer a smaller reporting company. Moreover, if we are not able to comply with the requirements or regulations as a public reporting company in any regard, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a costly and challenging process to document and evaluate our internal control over financial reporting. In this regard, we will need to continue to dedicate internal resources and potentially engage outside consultants or hire an internal audit resource to assess and document the adequacy of internal control over financial reporting, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
We are a smaller reporting company which could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, and we may take advantage of certain reduced disclosure obligations. To the extent we take advantage of such reduced disclosure obligations while we continue to qualify as a smaller reporting company, it may make comparison of our financial statements with other public companies difficult or impossible. Some investors may find our common stock less attractive because we may rely on these exemptions, which could result in a less active trading market for our common stock, and our stock price may be more volatile.
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
As a result of these provisions, if an investor were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition, results of operations and cash flows, and adversely affect the value of our business.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is currently listed on the NYSE American marketplace under the symbol “BTTR” after the consummation of our IPO on July 1, 2021 and was previously listed on the OTC Market Group Inc.'s OTCQX market after being upgraded from the OTCQB on December 28, 2020 where it had been trading since June 2010. The following table sets forth, for the periods indicated and as reported on the NYSE American and OTC Markets, the high and low bid prices for our common stock. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions:

	High	Low
2020
First Quarter (1)	$16.20	$3.00
Second Quarter (1)	$12.00	$3.57
Third Quarter (1)	$12.00	$1.44
Fourth Quarter (2)	$7.68	$2.70
2021
First Quarter (3)	$10.80	$6.84
Second Quarter (3)	$9.72	$4.02
Third Quarter (4)	$4.78	$2.96
Fourth Quarter (4)	$4.30	$2.85
(1)The high and low bid prices for this quarter were reported by the OTCQB marketplace.
(2)The high and low bid prices for this quarter were reported by the OTCQB & OTCQX marketplaces.
(3)The high and low bid prices for this quarter were reported by the OTCQX marketplace.
(4)The high and low bid prices for this quarter were reported by the NYSE American marketplace.
Holders of Common Stock
As of March 25, 2022, we had 29,364,712 shares of our common stock issued and outstanding. As of March 25, 2022, there were 156 record holders of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We do not currently anticipate declaring or paying cash dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings, if any, to finance the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations and financial condition, capital requirements, business prospects, statutory and contractual restrictions on our ability to pay cash dividends, including restrictions contained in our credit agreements, and other factors our board of directors may deem relevant. Accordingly, you may need to sell your shares of our common stock to realize a return on your investment, and you may not be able to sell your shares at or above the price you paid for them.
Securities Authorized for Issuance under Equity Compensation Plans
Information about our equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10‑K.
Recent Sales of Unregistered Securities
Since January 1, 2019, the registrant made the following issuances and purchases of its unregistered securities as described below. All share amounts have been retroactively adjusted to give effect to the reverse stock split of 26-for-1 of the registrant’s common stock effective on March 15, 2019 and a reverse stock split of 1-for-6 effective June 28, 2021 in connection with the IPO.
(1) In connection with the acquisition of Bona Vida, Inc., on May 6, 2019, the registrant issued an aggregate of 3,000,546 shares of common stock to new investors and certain of our directors and executive officers in exchange for all outstanding shares of common stock of Bona Vida, Inc.

(2) In connection with the acquisition of TruPet LLC, on May 6, 2019, the registrant issued an aggregate of 2,504,589 shares of common stock to new investors and certain of our directors and executive officers in exchange for all remaining outstanding membership interests of TruPet LLC.
(3) On May 6, 2019, the registrant issued an aggregate of 957,499 shares of common stock and 957,499 warrants at an offering price of $18.00 per share to new investors and certain of our directors. The warrants had an exercise price of $25.50 per share.
(4) On May 6, 2019, the registrant issued certain directors and employees stock options to purchase 920,000 shares of the registrant’s common stock with an exercise price of $30.00 per share.
(5) On August 28, 2019, the registrant issued an aggregate of 166,667 shares of common stock at a price per share of $30.00 to an affiliate of iHeartMedia + Entertainment, Inc. (“iHeart”) as consideration for iHeart’s provision of advertising inventory.
(6) On September 17, 2019, the registrant issued an advisor (i) 416,668 share purchase warrants, with each warrant entitling the advisor to acquire one share of common stock at a price of $0.60 per share and (ii) an additional 250,000 share purchase warrants entitling the advisor to acquire one share of common stock at a price of $60.00 per share as consideration for services to our Chief Executive Officer, other senior executives and our board of directors.
(7) On November 11, 2019, the registrant issued subordinated convertible notes and warrants to one of our directors and an investor in an aggregate principal amount of $2,750,000.
(8) On December 19, 2019, the registrant issued a total of 355,732 shares of common stock, 156,250 warrants and an aggregate amount of $15,000,000 of convertible subordinated notes as consideration to the former stockholders of Halo as part of the Halo Acquisition.
(9) On December 19, 2019, the registrant issued a total of 1,083,334 warrants to certain of our directors as consideration for the shareholder guaranty in connection with the Halo Acquisition.
(10) On January 2, 2020, the registrant issued 51,441 shares of common stock to an investor for net proceeds of $0.5 million, net of issuance costs of less than $0.1 million.
(11) On January 13, 2020 and January 20, 2020, respectively, the registrant issued 12,120 shares of common stock and 10,204 common stock warrants to a third party in connection with a contract termination.
(12) On March 3, 2020, the registrant issued 75,000 shares of restricted common stock to three non-employee directors in return for services provided in their capacity as directors.
(13) On March 5, 2020, the registrant issued 20,834 shares of common stock to an affiliate of iHeartMedia Entertainment, Inc. (“iHeart”) for future advertising.
(14) On March 17, 2020, the registrant issued an additional 167,206 warrants to holders of warrants acquired on May 6, 2019 due to dilutive impact of subsequent issuances.
(15) On March 30, 2020, the registrant issued 993 restricted shares of common stock to an officer.
(16) On June 24, 2020, the registrant issued an aggregate principal amount of $1.5 million subordinated convertible promissory notes and 83,334 warrants to one of our directors and 83,334 warrants to one of our shareholders. The subordinated convertible promissory notes were convertible at a conversion price of $4.50 per share and the warrants have an exercise price of $7.50 per share.
(17) On June 24, 2020, the registrant issued 166,668 warrants to two of our directors with an exercise price of $7.50 per share.
(18) On July 20, 2020, the registrant issued a total of 50,000 common stock purchase warrants to certain of our directors as consideration for the shareholder guaranty in connection with the Citizens ABL Agreement with an exercise price of $6.30 per share.
(19) On July 20, 2020, the registrant issued a total of 33,334 common stock purchase warrants to certain of our directors with an exercise price of $6.30 per share.
(20) On October 1, 2020, October 12, 2020 and October 23, 2020, the registrant issued (i) 17,763.55 shares, 1,106.015 shares and 2,832 shares, respectively, of Series F Preferred Stock and (ii) 5,921,184 warrants, 368,672 warrants, 944,000 warrants, respectively, to acquire shares of registrant’s common stock. The Series F Preferred Stock and related warrants were issued as units, with each (i) share of Series F Preferred Stock having a Stated Value of $1,000 and was convertible into shares of registrant’s common stock at a price of $3.00 per share and (ii) related warrant being exercisable to acquire such number of shares of common stock as the related share of Series F Preferred Stock was convertible into with an exercise price of $4.50 per share of common stock.

(21) On October 23, 2020, the registrant issued a total of 100 shares of Series F Preferred Stock in connection with a marketing agreement. Each share of Series F Preferred Stock had a Stated Value of $1,000 and was convertible into shares of registrant’s common stock at a price of $3.00 per share.
(22) On November 30, 2020, the registrant issued (i) 66,667 warrants to acquire shares of the registrant's common stock to a third-party as consideration for services.
(23) On January 22, 2021, the registrant issued (i) a total of 548,082 shares of common stock and (ii) 548,082 shares of common stock purchase warrants to acquire shares of registrant’s common stock. The common stock and related warrants were issued as units, with each (i) share of common stock having a par value of $.001 and (ii) related warrant being exercisable to acquire the same number of shares common stock issued, at an exercise price of $8.70 per share of common stock.
(24) On February 1, 2021, the registrant issued (i) 16,204 shares of common stock in connection with a separation agreement.
(25) On February 1, 2021, the registrant issued (i) 5,000 shares of common stock to a third-party as consideration for services.
(26) On June 28, 2021, the registrant issued 1,081 shares of common stock in lieu of fractional shares in connection with the Reverse Stock Split.
(27) On June 29, 2021, upon commencement of the trading of the registrant's common stock on the NYSE on June 29, 2021, all of its outstanding convertible notes payable automatically converted into 4,732,420 shares of common stock.
(28) Upon the consummation of the IPO on July 1, 2021, all shares of the Series F convertible preferred stock were converted into 5,764,533 shares of common stock.
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
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our repurchases of Better Choice Company common stock during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 to October 31, 2021	—	$—	—	$726,590
November 1, 2021 to November 30, 2021	35,985	$3.85	35,985	$690,605
December 1, 2021 to December 31, 2021 (1)	58,965	$3.20	58,965	$631,640
Total	94,950	$3.45	94,950
(1)In August 2021, our Board of Directors approved a share repurchase program that authorized the repurchase of up to $2.0 million of the Company's outstanding common stock in the open market through December 31, 2021 .
ITEM 6.    [RESERVED]

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
Overview and Outlook
Better Choice is a rapidly growing pet health and wellness company committed to leading the industry shift toward pet products and services that help dogs and cats live healthier, happier and longer lives. Our mission is to become the most innovative premium pet food company in the world, and we are motivated by our commitment to making products with integrity and treating pets and their parents with respect. We believe that our portfolio of brands are well positioned to benefit from the trends of growing pet humanization and an increased consumer focus on health and wellness, and have adopted a laser focused, channel specific approach to growth that is driven by new product innovation. Our executive team has a proven history of success in both pet and consumer-packaged goods, and has over 50 years of combined experience in the pet industry and over 100 years of combined experience in the consumer-packaged goods industry.
We sell our premium and super-premium products (which we believe generally includes products with a retail price greater than $0.20 per ounce) under the Halo and TruDog brands, both of which have a long history of providing high quality products to pet parents. Our diverse and established customer base has enabled us to penetrate multiple channels of trade, which we believe enables us to deliver on core consumer needs and serve pet parents wherever they shop. We believe this omni-channel approach has also helped us respond more quickly to changing channel dynamics that have accelerated as a result of the COVID-19 pandemic, such as the increasing percentage of pet food that is sold online. We group these channels of trade into four distinct categories: E-Commerce, which includes the sale of product to online retailers such as Amazon and Chewy; Brick & Mortar, which includes the sale of product to pet specialty chains such as Petco, PetSmart, Pet Supplies Plus, select grocery chains and neighborhood pet stores; Direct to Consumer (“DTC”) which includes the sale of product through our online web platform to more than 20,000 unique customers and access to more than 500,000 customer emails; and International, which includes the sale of product to foreign distribution partners and to select international retailers.
The impact that the ongoing COVID-19 pandemic and related supply chain challenges will have on our consolidated results of operations is uncertain. Although we have not observed a material reduction in demand as of December 2021 as a result of the COVID-19 pandemic, we have seen some impact to our revenue growth as a result of supply chain issues and a notable reduction in our safety stocks during the second half of 2021. We will continue to evaluate the nature and extent of the pandemic's impact to our business, consolidated results of operations, financial condition, and liquidity, and our results presented herein are not necessarily indicative of the results to be expected for future periods in 2022. Management cannot predict the full impact of the global supply chain challenges on the sourcing, manufacturing and distribution of our products or general economic conditions, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on us is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time.
The Global Pet Food and Treat Market
The U.S. represents the largest and most developed market for pet food globally, with food and treats accounting for approximately $39 billion of consumer sales in 2019, or 36% of the total US pet care market, according to AlphaWise and Morgan Stanley Research. According to the American Pet Product Association, between 66% and 70% of all households in the U.S. own a pet, equating to a total pet population of more than 130 million companion animals and an average of 1.7 pets per household. Pet spending represents a significant portion of household spend on consumer products, as this translates to an average annual spend on pet care of more than $1,500 per pet owning household, with $460 of this spend attributed to pet food and treats.

Historically, consumer spending on pets grew at an approximately 3% CAGR in the decade leading up to the COVID-19 pandemic, driven by steady annual increases in household pet ownership of approximately 1%, the continued premiumization of the category and the humanization of pets. These industry tailwinds have been magnified in the post-COVID landscape, as stay-at-home orders have driven a more than tripling of annual pet ownership growth alongside fundamental changes in consumer purchasing behavior. This surge in pet acquisition has led to a dramatic increase in the forecasted growth of the pet care industry over the next ten years.
Beyond the estimated $3.9 billion permanent increase to annual spend on pet food and treats, this “Pet Boom” was driven by the acceleration of pet ownership by millennial and Gen-Z households. From a demographic perspective, younger pet owners are more likely to spend a higher percentage of their income on pets, treat their pet as an important member of the family and to purchase products from pet specialty and online retailers rather than from grocery stores. Along these lines, women are 3.2 times more interested in purchasing pet food than men, and are 2.4 times more likely to engage with search ads than men. Taken holistically, these traits suggest a preference to purchase more premium and super-premium pet food and treats from brands like Halo and TruDog, with a tendency to purchase products in the channels where we compete.
Globally, Asia is the second largest market for pet products, with China representing the largest market opportunity for growth. Like the U.S., growth in the Asian pet care industry has been driven by dramatic increases in household pet ownership. We believe that growth in Asia is fueled by increasing levels of economic financial status and demand for premium, western manufactured products as a result of product quality concerns. This demand has been supported by a rapidly growing middle class in China, where a recent McKinsey report estimated that in 2018 roughly 730 million people in urban areas fell into the income categories of “aspirants” and “affluents,” with the Brookings group estimating that approximately 60 million people are added to these income categories each year. We believe that this growth drove the increase in the number of dog-owning Chinese households as measured by Euromontior, which increased from 12% in 2015 to 20% in 2020, according to Euromonitor. Although significantly lower than the nearly 50% of households that own a dog in the U.S., there are already more companion animals in China due to sheer population size. According to Euromonitor, the Chinese market for premium dry dog and cat food is anticipated to grow at a 20% CAGR and 28% CAGR, respectively, from 2015 through 2025, suggesting that the Chinese pet market has significant room for growth in the foreseeable future. We are focused on targeting Chinese pet owners with the highest willingness to pay, which tend to be urban dwelling millennial and Gen-Z women. In 2021, 80% of our products were purchased online, and approximately 50% of our end-consumers were born after 1990. Although the COVID-19 pandemic has dramatically changed the U.S. retail landscape, the pet industry has proven to be resilient and we anticipate that our ability to reach a growing base of customers online will only increase as approximately 53% of Better Choice’s net sales in 2021 were made via our DTC and E-Commerce channels. Conversely, we believe that our long-established relationships with key Brick & Mortar customers such as Petco and Pet Supplies Plus will enable us to jointly launch new products in the future that are designed for in-store success, such as the national launch of Halo Elevate® in more than 2,000 Brick & Mortar locations in 2022. In addition to our domestic sales channels, our International sales channel grew 71% in 2021, driven primarily by significant new customer acquisition and increased brand awareness in our key Asian markets.
Our Growth Strategy
•Strong Innovation Pipeline. We have a robust and growing pipeline of new products, and believe our size is an advantage as we are nimble enough to quickly bring new products to market, but large enough to benefit from strong existing customer relationships and established economies of scale with our co-manufacturers.
•Ability to Leverage Differentiated Omni-Channel Strategy for Growth. We believe that we can leverage our differentiated omni-channel strategy to design and sell products purpose-built for success in specific channels while maintaining our ability to leverage marketing and sales resources cross-channel. We believe that this strategy will allow us to deliver on core consumer needs, maximize gross margin and respond to changing channel dynamics that have accelerated because of the COVID-19 pandemic.
•Capitalize on Continuing Trends of Humanization of Pets. We believe our combination of innovative products designed specifically for certain channels can assist our growth to become a leader in the premium and super-premium categories across dog and cat food.
•Well Positioned to Capitalize On a Once-in-a-Generation Demographic Shift in China. We believe that China represents the largest macro-growth opportunity in the global pet food industry. In China, the number of households that own a pet has doubled in the last five years, with younger pet owners leading growth.
•Ability to Pursue Strategic Acquisitions. Through our longstanding industry contacts we are able to source proprietary opportunities and transactions. Our preference is to maintain the asset light business model we currently operate and identify products and brands that are complementary to our existing portfolio. We believe we have a platform to effectively meet public company reporting requirements. Furthermore, our public company structure has historically enabled us to offer transaction consideration in the form of cash and stock.

Results of Operations for the Years Ended December 31, 2021 and 2020
The following table sets forth our consolidated results for the periods presented (in thousands):

	Years Ended December 31,		Change
	2021	2020	$	%
Net sales	$46,006	$42,590	$3,416	8%
Cost of goods sold	30,638	26,485	4,153	16%
Gross profit	15,368	16,105	(737)	(5)%
Operating expenses:
Selling, general and administrative	28,507	34,487	(5,980)	(17)%
Share-based compensation	4,140	8,940	(4,800)	(54)%
Total operating expenses	32,647	43,427	(10,780)	(25)%
Loss from operations	(17,279)	(27,322)	10,043	37%
Other income (expense):
Interest expense, net	(3,217)	(9,247)	6,030	65%
Gain (Loss) on extinguishment of debt	457	(88)	545	619%
Change in fair value of warrant liabilities	23,463	(22,678)	46,141	203%
Total other income (expense), net	20,703	(32,013)	52,716	165%
Net income (loss) before income taxes	3,424	(59,335)	62,759	106%
Income tax expense	37	—	37	100%
Net income (loss)	3,387	(59,335)	62,722	106%
Preferred dividends	—	103	(103)	(100)%
Net income (loss) available to common stockholders	$3,387	$(59,438)	$62,825	106%
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
Information about our revenue channels is as follows (in thousands):

	Twelve Months Ended December 31,
	2021		2020
E-commerce (1)	$15,091	33%	$14,218	34%
Brick & Mortar	6,766	15%	8,982	21%
DTC	9,397	20%	10,778	25%
International (2)	14,752	32%	8,612	20%
Net Sales	$46,006	100%	$42,590	100%
(1)The Company's E-Commerce channel includes two customers that each amount to greater than 10% of the Company's total net sales. These customers had $7.6 million and $7.0 million of net sales for the year ended December 31, 2021, respectively and $6.8 million and $6.9 million of net sales for the year ended December 31, 2020, respectively.
(2)The Company's International channel includes $9.1 million of net sales from one customer in China that amounts to greater than 10% of the Company's total net sales for the year ended December 31, 2021. None of the Company's international customers represented greater than 10% of net sales during the year ended December 31, 2020.

Net sales increased $3.4 million, or 8%, to $46.0 million for the year ended December 31, 2021 compared to $42.6 million for the year ended December 31, 2020. The increase was driven by growth in our International and E-commerce channels, partially offset by lower Brick & Mortar sales as we reshuffle our product lineup ahead of our new product launch in 2022 and lower DTC sales driven by an intentional decrease in marketing spend as we expect to shift the focus of these investments to our longer-term DTC strategy rather than chasing short-term revenue gains. Our revenue growth has been negatively impacted throughout the year by the supply chain issues being felt globally as the COVID-19 pandemic continues to present challenges. We are navigating through short-term shortages in raw materials as well as production delays stemming from supply chain shortages and labor constraints.
Key factors that we expect to affect our future sales growth include new product innovation, our new product launch, our expansion strategy in each of the sales channels and our key supplier relationships.
Gross profit
Cost of goods sold consists primarily of the cost of product obtained from co-manufacturers, packaging materials, freight costs for shipping inventory to the warehouse, as well as third-party warehouse and order fulfillment costs. We review inventory on hand periodically to identify damages, slow moving inventory, and/or aged inventory. Based on the analysis, we record inventories at the lower of cost or net realizable value, with any reduction in value expensed as cost of goods sold.
Our products are manufactured to our specifications by our co-manufacturers using raw materials. We work with our co-manufacturers to secure a supply of raw materials that meet our specifications. In addition to procuring raw materials that meet our formulation requirements, our co-manufacturers manufacture, test and package our products. We design our packaging for our co-manufacturers and the packaging is shipped directly to them.
Our gross profit has been and will continue to be affected by a variety of factors, primarily product sales mix, volumes sold, discounts offered to newly acquired and recurring customers, the cost of our manufactured products, and the cost of freight from the manufacturer to the warehouse.
During the year ended December 31, 2021, gross profit decreased $0.7 million, or 5%, to $15.4 million compared to $16.1 million during the year ended December 31, 2020. Gross profit margin decreased 5% to 33% for the year ended December 31, 2021 compared to 38% for the year ended December 31, 2020. The change was driven by cost increases from our primary suppliers as a result of broad-scale inflation in the industry, partially offset by $0.9 million of non-cash expense related to the amortization of a purchase accounting adjustment to inventory recorded in connection with the Halo acquisition in the first quarter of 2020. We are actively working with our co-manufacturing and freight partners as well as transitioning some of our primary suppliers to generate future cost savings. Additionally, we have taken price increases to our customers starting late in the third quarter to help cover cost increases. We will continue to refine and optimize our overall pricing strategy as we evaluate the future impact of inflation and align ourselves with the market. Although we expect to improve our gross profit margin in the future, if we fail to effectively optimize our pricing strategy, it could have a material negative impact on our future profitability.
Operating expenses
Our Selling, general and administrative ("SG&A") expenses consist of the following:
•Sales and marketing costs, including specific customer promotional programs, paid media, content creation expenses and our DTC selling platform. Marketing costs are geared towards customer acquisition and retention and building brand awareness. During the year ended December 31, 2021, Sales and marketing costs increased approximately $4.5 million or 73%, to $10.7 million from $6.2 million during the year ended December 31, 2020. The increase was driven primarily by increased promotional spend in our E-commerce and International sales channels and higher advertising and market research costs related to developing our new Halo Elevate® product line.
•Employee compensation and benefits decreased approximately $0.1 million or 1% during the year ended December 31, 2021 to $7.2 million from $7.3 million during the year ended December 31, 2020. During 2021, we have added several key members to our management team that have significant operating experience in the pet and consumer-packaged good sectors which we believe will enable us to successfully execute our growth strategy.
•Freight, which is primarily related to the shipping of DTC orders to customers, increased $0.3 million or 24% during the year ended December 31, 2021 to $1.8 million from $1.5 million during the year ended December 31, 2020. The increase was driven by overall shipping industry inflation.
•Non-cash charges including depreciation, amortization, disposal or sale of assets and bad debt expense remained flat at $2.0 million for the years ended December 31, 2021 and 2020.

•Other general and administrative costs for various general corporate expenses, including professional services, information technology, rent, travel, costs related to merchant credit card fees, insurance, product development costs, and warehousing costs. During the year ended December 31, 2021, other general and administrative costs decreased $10.7 million, or 61% to $6.8 million compared to $17.5 million in the year ended December 31, 2020. The decrease was driven by non-recurring warrant expense of $10.0 million during 2020, contract termination costs of $1.1 million incurred in 2020, warehouse cost savings from outsourcing in 2020, higher audit fees during 2020, a reduction in rent expense as a result of prior lease terminations, other terminations in early 2021 and non-cash reductions of our sales tax liability during 2021. The decrease was partially offset by higher overall legal fees in 2021 due to a favorable legal settlement during the fourth quarter of 2020, development costs related to new product innovation, and increased investor relations and professional service costs related to our recent IPO.
Share-based compensation includes expenses related to equity awards issued to employees and non-employee directors. During the year ended December 31, 2021, Share-based compensation decreased $4.8 million, or 54%, to $4.1 million, as compared to share-based compensation of $8.9 million during the year ended December 31, 2020. The decrease is primarily driven by a lower monthly expense due to an overall decrease in the fair value of the outstanding options in 2021 as compared to 2020, as well as certain warrant and restricted stock grants for which compensation expense was recognized immediately during 2020 with no comparable grants in 2021; this was partially offset by accelerated vesting on certain stock option grants during 2021.
Interest expense, net
During the year ended December 31, 2021, interest expense decreased $6.0 million, or 65% to $3.2 million from $9.2 million for the fiscal year ended December 31, 2020. Interest expense is comprised of interest on our term loan, revolving credit facility, PPP loans, payable in-kind interest on our senior subordinated convertible notes, and the amortization of debt issuance costs and accretion of debt discounts. See "Note 8 - Debt" to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information regarding our outstanding debt.
Gain (Loss) on extinguishment of debt
During the year ended December 31, 2021, we incurred a net gain on extinguishment of debt of $0.5 million, while there was a loss on extinguishment of debt of $0.1 million for the year ended December 31, 2020. Gain on extinguishment of debt for the year ended December 31, 2021 relates to extinguishment accounting applied in connection with forgiveness of our PPP Loans, partially offset by the loss on termination of a term loan and ABL Facility. Loss on extinguishment of debt for the year ended December 31, 2020 relates to extinguishment accounting applied in connection with us entering into the ABL Facility. See "Note 8 - Debt" for additional information.
Change in fair value of warrant liabilities
Common stock warrants classified as liabilities are revalued at each balance sheet date subsequent to the initial issuance and changes in the fair value are reflected in the Consolidated Statements of Operations as Change in fair value of warrant liability. The change in fair value for the year ended December 31, 2021 relates to the change in the fair value of the Series F Warrants. The change in fair value for the year ended December 31, 2020 relates to the change in the fair value of the Series F Warrants and the change in fair value of the May Acquisition Warrants. See "Note 12 - Warrants" for additional information.
Income taxes
Our income tax provision consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for any allowable credits, deductions and uncertain tax positions as the arise. During the year ended December 31, 2021, we recorded income tax expense of less than $0.1 million, which relates to indefinite-lived assets. During the year ended December 31, 2020, we did not record income tax expense due to the continued losses incurred by us. The effective tax rate for the years ended December 31, 2021 and 2020 was 1% and 0%, respectively, which differs from the U.S. Federal statutory rate of 21% due to permanent differences attributable to the change in the fair value of the warrant liabilities and because our losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of NOLs for the years ended December 31, 2021 and 2020.

Liquidity and capital resources
In connection with our IPO, we issued and sold 8,000,000 shares of common stock at a price of $5.00 per share. On July 1, 2021 we received total net proceeds of approximately $36.1 million from the IPO, after deducting underwriting discounts and commissions of $2.8 million, and offering costs of approximately $1.1 million. Upon commencement of our common stock trading on the NYSE, all outstanding convertible notes were converted into 4,732,420 shares of common stock and upon consummation of the IPO, all shares of convertible preferred stock were converted into 5,764,533 shares of common stock.
We have financed our operations primarily through the sales of shares of our common stock, warrants, preferred stock, and loans. On December 31, 2021 and December 31, 2020, we had cash and cash equivalents and restricted cash of $28.9 million and $4.0 million, respectively.
We have historically incurred losses and expect to continue to generate operating losses and consume significant cash resources for the foreseeable future; however, due to our high level of working capital and minimal debt after the IPO, we do not anticipate substantial doubt about our ability to continue as a going concern. We have implemented and continue to implement plans to achieve cost savings, including realized cost savings from the consolidation of our third-party logistics operations and reduction of certain overhead costs and we expect to achieve further cost savings from the consolidation of co-manufacturers and optimization of shipping costs. Additionally, we have implemented and continue to implement margin improvement initiatives, including the optimization of our pricing strategy and ingredient profiles, and new product innovation. The business is focused on growing the most profitable channels while reducing investments in areas that are expected to have lower long-term benefits.
We are subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of its products, the successful protection of proprietary technologies, ability to grow into new markets, and compliance with government regulations. As of December 31, 2021, we have not experienced a significant adverse impact to our business, financial condition or cash flows resulting from the COVID-19 pandemic. However, uncertainties regarding the continued economic impact of COVID-19 are likely to result in sustained market turmoil, which could negatively impact our business, financial condition, and cash flows in the future.
A summary of our cash flows is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash flows (used in) provided by:
Operating activities	$(11,858)	$(7,505)
Investing activities	(353)	(151)
Financing activities	37,164	9,111
Net increase (decrease) in cash and cash equivalents	$24,953	$1,455
Cash flows from Operating Activities
Cash used in operating activities increased $4.4 million, or 58%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. Net loss from operations adjusted for non-cash expenses was $10.0 million for the year ended December 31, 2021 compared to $7.7 million for the comparable prior year period. The increase was driven by lower gross profit driven by inflationary cost increases, as well as increased marketing spend, both of which are discussed above. Additionally, the increase in cash used in operating activities was driven by a comparative increase in accounts receivable balances of $3.3 million due to the timing of sales and collections, as well as increased costs related to developing our new Halo Elevate® product line which also led to higher inventory spend of $2.1 million as we built inventory during Q4 2021 for the launch in 2022. This was partially offset by a reduction in accounts payable and accrued liabilities of $3.2 million.
Cash flows from Investing Activities
Cash used in investing activities was $0.4 million during the year ended December 31, 2021 and $0.2 million during the year ended December 31, 2020. The cash used in investing activities is related to capital expenditures.

Cash flows from Financing Activities
Cash provided by financing activities was $37.2 million, during the year ended December 31, 2021 and $9.1 million during the year ended December 31, 2020. The cash provided by financing activities for the year ended December 31, 2021 was related to net proceeds from the IPO of $36.1 million, proceeds from the January Private Placement of $4.1 million and cash received from warrant exercises of $1.7 million, partially offset by net payments on the term loans of $2.5 million, net payments on the revolving line of credit of $0.3 million, $0.1 million in debt issuance costs, and $1.6 million related to share repurchases. Cash provided by financing activities for the year ended December 31, 2020 was related to proceeds of $18.1 million associated with the Series F Private Placement, proceeds of $2.4 million from the issuance of the June 2020 Notes and the PPP loans, proceeds from warrant exercises of $1.0 million, and net proceeds from the revolving line of credit of $0.3 million, partially offset by a $12.5 million pay down on the term loan and debt issuance costs of $0.1 million.
Wintrust Credit Facility
On January 6, 2021, Halo entered into a credit facility with Old Plank Trail Community Bank, N.A., an affiliate of Wintrust, consisting of a $6.0 million term loan and a $6.0 million revolving line of credit, each scheduled to mature on January 6, 2024. The Wintrust Credit Facility is secured by a general guaranty and security interest on the assets, including the intellectual property of us and our subsidiaries. We have also pledged all of the capital stock of Halo held by us as additional collateral.
The Wintrust Credit Facility subjects us to certain financial covenants, including the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00, tested as of the last day of each fiscal quarter. For the test as of December 31, 2021, we failed to satisfy the fixed charge coverage ratio and entered into a default waiver agreement with Wintrust in which Wintrust waived the existing default through the next testing date, March 31, 2022. Additionally, on March 25, 2022, the Company entered into the second amendment to the Wintrust Credit Facility, which removed the financial covenant to maintain a fixed charge coverage ratio and included a new financial covenant to maintain a minimum liquidity, as well updated the rate at which the Wintrust Credit Facility bears interest.
See "Note 8 - Debt" to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.
Contractual Commitments and Obligations
We are contractually obligated to make future cash payments for various items, including debt arrangements, certain purchase obligations, as well as the lease arrangement for our office. See "Note 8 - Debt" to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information about our debt obligations. Our purchase obligations include certain ongoing marketing projects, software subscriptions as well as in-transit or in-production purchase orders with our suppliers, for which amounts vary depending on the purchasing cycle. The majority of our software subscriptions are not under long-term contracts, and we do not have long-term contracts or commitments with any of our suppliers beyond active purchase orders. These purchase obligations were not material as of the date of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net sales, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting estimates. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See "Note 1 - Nature of business and summary of significant accounting policies" to our audited consolidated financial statements included in this Annual Report on Form 10-K for a description of our significant accounting policies.
Goodwill Impairment
We evaluate goodwill for impairment at least annually. We monitor the existence of potential impairment indicators throughout the year and will evaluate for impairment whenever events or circumstances indicate that the fair value of a reporting unit is below its carrying value. Impairment testing is based on our current business strategy in light of present industry and economic conditions, as well as future expectations.

When performing a quantitative assessment, the fair value units is determined using widely accepted valuation techniques, including the discounted cash flow, guideline transaction and guideline company methods. These types of analyses contain uncertainties because they require management to make significant assumptions and judgments including: (1) an appropriate rate to discount the expected future cash flows; (2) the inherent risk in achieving forecasted operating results; (3) long-term growth rates; (4) expectations for future economic cycles; (5) market comparable companies and appropriate adjustments thereto; and (6) market multiples. When performing a qualitative assessment, qualitative factors are assessed to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the reporting unit was less than its carrying amount. Fair value measurements used in the impairment review of goodwill are Level 3 measurements. See "Note 1 - Nature of business and summary of significant accounting policies" for further information about our policy for fair value measurements. See "Note 7 - Goodwill and intangible assets" to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.
Share-Based Compensation
Share-based compensation expense is measured based on the estimated fair value of awards granted to employees, directors, officers and consultants on the grant date. Forfeitures are accounted for as they occur, therefore there are no forfeiture related estimates required.
The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model, which requires the development of input assumptions, as described in "Note 13 - Share-based compensation". Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of the subjective assumptions described in "Note 13 - Share-based compensation". The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. See "Note 13 - Share-based compensation" to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.
Accounting for Warrants
The fair value of warrants is estimated using a Monte Carlo and/or Black-Scholes valuation model. The assumptions used in these models included the simulation of future stock prices based on future financing events, likelihood of mandatory exercise of the warrants, and timing and likelihood of fundamental transactions, such as a change in control. Both valuation methodologies use key inputs, including expected stock volatility, the risk–free interest rate, the expected life of the option and the expected dividend yield. Expected volatility is calculated based on the analysis of other public companies within the pet wellness and internet commerce (e-commerce) sectors. Risk–free interest rates are calculated based on risk–free rates for the appropriate term. The expected life is estimated based on contractual terms as well expected exercise dates. The dividend yield is based on the historical dividends issued by us. The valuation of the warrants is subject to uncertainty as a result of the unobservable inputs. If the volatility rate or risk-free interest rate were to change, the value of the warrants would be impacted.
Warrants that are classified as liabilities due to the terms of the warrant obligation are measured at fair value on a recurring basis at the end of each reporting period and as a result, we recorded an adjustment to the warrant liabilities to reflect the fair value as of December 31, 2021 and 2020, respectively. The warrants accounted for as a derivative included a reset function which is triggered if we issue or sell shares of common stock or common stock equivalents at a price per share that is less than the exercise price of the warrants. Subsequent to the issuance of the warrants, additional common stock equivalents were awarded, triggering the reset clause under the terms of the warrants. Accordingly, the fair value analysis performed during the period ended December 31, 2020 included the impact of the trigger. Warrants that are classified as equity or considered compensation are measured at fair value on a non-recurring basis on the date of issuance. See "Note 12 - Warrants" to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Better Choice Company Inc.
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors
Better Choice Company Inc.
Tampa, Florida
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Better Choice Company Inc. (the Company) as of December 31, 2021, the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill Impairment Assessment
As described in Notes 1 and 7 to the consolidated financial statements, the Company has recognized goodwill of $18.6 million as of December 31, 2021. The Company evaluates goodwill for impairment either through a qualitative or quantitative approach at least annually, or more frequently if an event occurs or circumstances change that indicate the carrying value of a reporting unit may not be recoverable. The Company performed a quantitative assessment for its annual impairment test as of October 1, 2021. Under the quantitative approach, the Company made various estimates and assumptions to determine the estimated fair value of the reporting unit using a combination of a discounted cash flow model (income approach) and earnings multiples for guideline public companies (market approach).
We identified management’s judgments used in the income approach in estimating the fair value of the reporting units with goodwill balances as a critical audit matter. Significant judgments are required by management to develop assumptions used in the discounted cash flow analysis. In particular, the fair value estimate was sensitive to changes in significant assumptions, such as revenue growth rates, EBITDA margin, and the weighted average cost of capital (WACC). Auditing these assumptions involved especially challenging auditor judgment due to the nature and extent of audit effort required in performing procedures and evaluating audit evidence obtained and involved the use of professionals with specialized skill and knowledge to assist in performing these procedures.

The primary procedures we performed to address this critical audit matter included:
•Testing the completeness and accuracy of the underlying data used by the Company in its discounted cash flow analysis.
•Evaluating the reasonableness of management’s assumptions used in the Company’s discounted cash flow analysis, including forecasted growth rates and EBITDA margins by comparing these assumptions to those of the Company’s peers and industry reports.
•Utilizing personnel with specialized knowledge and skills in valuation to assist in the evaluation of the Company’s discounted cash flow analysis and certain significant assumptions, including reviewing internally projected results of operations to ensure the WACC adequately captures the conditions present in the projections, as well as comparison of growth rates and internally projected results of operations to historical measures, and those of other market participants.
Accounting Treatment of Series F Warrants upon Initial Public Offering
As described in Note 1 to the consolidated financial statements, on July 1, 2021, upon the commencement of the Company’s initial public offering (“IPO”), all outstanding shares of the Series F convertible preferred stock were converted into 5,764,533 shares of common stock. Additionally, since the anti-dilution provision of the Series F Warrants were no longer effective upon consummation of the Company's IPO, these warrants met the requirements to be considered equity and the outstanding Series F Warrants were reclassified as such.
We identified the accounting treatment related to the reclassification of the Series F Warrants from liabilities to equity as a critical audit matter. The principal consideration for our determination involves management’s application of the complex technical accounting related to the treatment of Warrants as a result of the IPO. Auditing this transaction involved challenging auditor judgment due to the nature and extent of audit effort required to address this matter, including the need for specialized knowledge and skill in assessing the accounting treatment.
The primary procedures we performed to address this critical audit matter included:
•Reading the agreements related to the Series F Warrants along with management’s technical accounting memo to understand the facts and circumstances within the warrant agreements and other assumptions impacting the determination of warrant classification.
•Utilizing personnel with specialized knowledge and skill in accounting for complex financial instruments to assist in evaluating the appropriateness of management’s interpretation on how to apply the relevant accounting guidance for the classification of the warrants.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2021.

Tampa, Florida
March 29, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Better Choice Company Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Better Choice Company Inc. (the Company) as of December 31, 2020, the related consolidated statement of operations and comprehensive loss, stockholders' deficit and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
The Company's Ability to Continue as a Going Concern
Since the date of completion of our audit of the accompanying consolidated financial statements and initial issuance of our report thereon dated March 30, 2021, which report contained an explanatory paragraph regarding the Company's ability to continue as a going concern, the Company, as discussed in Note 1, has completed an issuance of its common stock resulting in net proceeds of $36.1 million. Therefore, the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we were required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2019 to 2021.

Louisville, Kentucky
March 30, 2021, except for Note 1, as to which the date is March 29, 2022

Better Choice Company Inc.
Consolidated Statements of Operations
(Dollars in thousands, except share and per share amounts)

	Year ended December 31,
	2021	2020
Net sales	$46,006	$42,590
Cost of goods sold	30,638	26,485
Gross profit	15,368	16,105
Operating expenses:
Selling, general and administrative	28,507	34,487
Share-based compensation	4,140	8,940
Total operating expenses	32,647	43,427
Loss from operations	(17,279)	(27,322)
Other income (expense):
Interest expense, net	(3,217)	(9,247)
Gain (Loss) on extinguishment of debt	457	(88)
Change in fair value of warrant liabilities	23,463	(22,678)
Total other income (expense), net	20,703	(32,013)
Net income (loss) before income taxes	3,424	(59,335)
Income tax expense	37	—
Net income (loss)	3,387	(59,335)
Preferred dividends	—	103
Net income (loss) available to common stockholders	$3,387	$(59,438)
Weighted average number of shares outstanding, basic	19,927,862	8,180,739
Weighted average number of shares outstanding, diluted	21,902,547	8,180,739
Income (Loss) per share, basic	$0.15	$(7.26)
Income (Loss) per share, diluted	$0.14	$(7.26)
The accompanying notes are an integral part of these consolidated financial statements.

Better Choice Company Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$21,729	$3,926
Restricted cash	7,213	63
Accounts receivable, net	6,792	4,631
Inventories, net	5,245	4,869
Prepaid expenses and other current assets	2,940	4,074
Total Current Assets	43,919	17,563
Fixed assets, net	369	252
Right-of-use assets, operating leases	56	345
Intangible assets, net	11,586	13,115
Goodwill	18,614	18,614
Other assets	116	1,364
Total Assets	$74,660	$51,253
Liabilities & Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$4,553	$3,137
Accrued and other liabilities	1,879	3,400
Term loans, net	855	7,826
PPP loans	—	190
Operating lease liability	54	173
Warrant liability	—	39,850
Total Current Liabilities	7,341	54,576
Non-current Liabilities
Term loans, net	4,559	—
Line of credit, net	4,856	5,023
Deferred tax liability	24	—
Operating lease liability	5	184
Notes payable, net	—	18,910
PPP loans	—	662
Total Non-current Liabilities	9,444	24,779
Total Liabilities	16,785	79,355
Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 200,000,000 shares authorized, 29,146,367 & 8,651,400 shares issued and outstanding as of December 31, 2021 and 2020, respectively	29	9
Series F Preferred Stock, $0.001 par value, 30,000 shares authorized, 0 shares & 21,754 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	317,102	232,530
Accumulated deficit	(259,256)	(260,641)
Total Stockholders’ Equity (Deficit)	57,875	(28,102)
Total Liabilities and Stockholders’ Equity (Deficit)	$74,660	$51,253

The accompanying notes are an integral part of these consolidated financial statements.

Better Choice Company Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands, except shares)

	Common Stock		Series F Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit	Redeemable Series E Convertible Preferred Stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2019	7,996,232	$8	—	$—	$194,190	$(201,269)	$(7,071)	1,387,378	$10,566
Shares issued pursuant to private placement	51,440	—	—	—	500	—	500	—	—
Share-based compensation	75,993	1	—	—	8,939	—	8,940	—	—
Shares and warrants issued to third-party for contract termination	12,120	—	—	—	198	—	198	—	—
Shares issued to third-parties for services	193,333	—	100	—	1,372	—	1,372	—	—
Warrants issued to third-parties for services	—	—	—	—	10,132	—	10,132	—
Warrants issued in connection with June 2020 Notes	—	—	—	—	337	—	337	—
Beneficial conversion feature of June 2020 Notes	—	—	—	—	1,163	—	1,163	—	—
Modification of conversion feature for November 2019, Seller, and ABG Notes	—	—	—	—	528	—	528	—	—
Warrant modifications	—	—	—	—	43	—	43	—	—
Warrant exercises	306,282	—	—	—	1,048	—	1,048	—	—
Warrants issued in connection with ABL Facility	—	—	—	—	230	—	230	—	—
Net loss available to common stockholders	—	—	—	—	—	(59,438)	(59,438)	—
Shares issued pursuant to Series F Private Placement and Exchange Transaction	—	—	21,702	—	8,501	5,415	13,916	(1,387,378)	(10,566)
Conversion of Series F shares to common stock	16,000	—	(48)	—	—	—	—	—	—
Beneficial conversion feature of Series F shares	—	—	—	—	5,349	(5,349)	—	—	—
Balance as of December 31, 2020	8,651,400	$9	21,754	$—	$232,530	$(260,641)	$(28,102)	—	$—
Shares and warrants issued pursuant to private placement	546,733	1	—	—	4,071	—	4,072	—	—
Share-based compensation	17,537	—	—	—	4,140	—	4,140	—	—
Warrant exercises	380,716	—	—	—	1,685	—	1,685	—	—
Shares issued to third-party for services	5,000	—	—	—	46	—	46	—	—
Warrant modifications	—	—	—	—	402	(402)	—	—	—
Conversion of Series F shares to common stock	7,251,205	7	(21,754)	—	(7)	—	—	—	—
Conversion of convertible notes to common stock	4,732,420	5	—	—	21,771	—	21,776	—	—
Shares issued in lieu of fractional shares due to reverse stock split	1,081	—	—	—	—	—	—	—	—
Shares issued pursuant to IPO	8,000,000	8	—	—	36,077	—	36,085	—	—
Reclassification of warrant liability to equity	—	—	—	—	16,387	—	16,387	—	—
Share repurchases	(439,725)	(1)	—	—	—	(1,600)	(1,601)	—	—
Net income available to common stockholders	—	—	—	—	—	3,387	3,387	—	—
Balance as of December 31, 2021	29,146,367	$29	—	$—	$317,102	$(259,256)	$57,875	—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Better Choice Company Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2021	2020
Cash Flow from Operating Activities:
Net income (loss) available to common stockholders	$3,387	$(59,438)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Shares and warrants issued to third-parties for services	46	10,330
Depreciation and amortization	1,664	1,748
Amortization of debt issuance costs and discounts	1,800	4,875
Share-based compensation	4,140	8,940
Change in fair value of warrant liabilities	(23,463)	22,678
PIK interest expense on notes payable	1,110	1,998
Amortization of prepaid assets	2,049	—
Other	(742)	1,189
Changes in operating assets and liabilities:
Accounts receivable, net	(2,141)	1,193
Inventories, net	(642)	1,454
Prepaid expenses and other assets	306	(186)
Accounts payable and accrued liabilities	773	(2,445)
Other	(145)	159
Cash Used in Operating Activities	$(11,858)	$(7,505)
Cash Flow from Investing Activities:
Capital expenditures	$(353)	$(151)
Cash Used in Investing Activities	$(353)	$(151)
Cash Flow from Financing Activities:
Proceeds from shares and warrants issued pursuant to private placement, net	$4,012	$18,053
Share repurchases	(1,601)	—
Proceeds from issuance of debt	—	2,352
Proceeds from revolving lines of credit	5,535	6,624
Payments on revolving lines of credit	(5,883)	(6,360)
Proceeds from term loan	6,000	—
Payments on term loans	(8,529)	(12,521)
Cash received for warrant exercises	1,685	1,048
IPO proceeds, net	36,085	—
Debt issuance costs	(140)	(85)
Cash Provided by Financing Activities	$37,164	$9,111
Net increase in cash and cash equivalents and restricted cash	$24,953	$1,455
Total cash and cash equivalents and restricted cash, beginning of period	3,989	2,534
Total cash and cash equivalents and restricted cash, end of period	$28,942	$3,989
Supplemental cash flow information

Cash paid during the year for:
Income taxes	$8	$5
Interest	$360	$2,309
Non-cash financing and investing transactions:
Stock issued for services	$—	$1,372
ABL guarantor warrants	$—	$230
The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements
Note 1 – Nature of business and summary of significant accounting policies
Nature of the business
Better Choice Company Inc. (the "Company") is a pet health and wellness company focused on providing pet products and services that help dogs and cats live healthier, happier and longer lives. The Company has a broad portfolio of pet health and wellness products for dogs and cats sold under its Halo and TruDog brands across multiple forms, including foods, treats, toppers, dental products, chews, grooming products and supplements. The products consist of kibble and canned dog and cat food, freeze-dried raw dog food and treats, vegan dog food and treats, oral care products, supplements and grooming aids. The core products sold under the Halo brand are derived from real whole meat and no rendered meat meal and include non-genetically modified fruits and vegetables. The core products sold under the TruDog brand are made according to the Company's nutritional philosophy of fresh, meat-based nutrition and minimal processing.
Reverse stock split
On June 28, 2021 the Company effectuated a 1-for-6 reverse stock split (the "Reverse Stock Split"). In addition, the conversion rates of the Company's outstanding preferred stock and convertible notes and the exercise prices of the Company’s underlying common stock purchase warrants and stock options were proportionately adjusted at the applicable reverse stock split ratio in accordance with the terms of such instruments. Proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Split, other than as a result of the rounding up of fractional shares. The Company issued 1,081 shares of common stock in lieu of fractional shares in connection with the Reverse Stock Split.
Accordingly, all share and per share amounts related to the Company's common stock and underlying derivatives for all periods presented in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the Reverse Stock Split. The number of authorized shares and the par values of the common stock and convertible preferred stock were not adjusted as a result of the Reverse Stock Split.
Initial public offering
The Company completed its initial public offering (the “IPO”) on July 1, 2021, in which it issued and sold 8,000,000 shares of its common stock at a price of $5.00 per share. The total net proceeds from the IPO were approximately $36.1 million, after deducting underwriting discounts and commissions of $2.8 million, and offering costs of approximately $1.1 million. These IPO costs were recorded as a reduction of stockholders' equity (deficit), and presented net of cash proceeds received in the Consolidated Statement of Cash Flows.
Upon the commencement of the IPO, all of the Company's outstanding convertible notes payable automatically converted into 4,732,420 shares of common stock and upon the consummation of the IPO, all outstanding shares of the Series F convertible preferred stock were converted into 5,764,533 shares of common stock. Additionally, since the anti-dilution provision of the Series F Warrants were no longer effective upon consummation of the Company's IPO, these warrants met the requirements to be considered equity and the outstanding Series F Warrants were reclassified as such.
Basis of presentation
The Company’s consolidated financial statements are prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for annual financial reports and accounting principles generally accepted in the U.S. ("GAAP").
Consolidation
The financial statements are presented on a consolidated basis and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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
In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the years ended December 31, 2021 and 2020, the financial position as of December 31, 2021 and 2020 and the cash flows for the years ended December 31, 2021 and 2020.

Summary of significant accounting policies
Cash and cash equivalents
Cash and cash equivalents include demand deposits held with banks and highly liquid investments with original maturities of ninety days or less at acquisition date. Cash and cash equivalents are stated at cost, which approximates fair value because of the short-term nature of these instruments. The Company's cash equivalents are held in government money market funds and at times may exceed federally insured limits. For purposes of reporting cash flows, the Company considers all cash accounts that are not subject to withdrawal restrictions or penalties to be cash and cash equivalents.
Restricted cash
The Company was required to maintain a restricted cash balance of $7.2 million as of December 31, 2021 in connection with the amendment to the Wintrust Credit Facility (as defined below). See "Note 8 - Debt" for additional information.
Accounts receivable and allowance for doubtful accounts
Accounts receivable consist of unpaid buyer invoices from the Company’s customers and credit card payments receivable from third-party credit card processing companies. Accounts receivable is stated at the amount billed to customers, net of point of sale and cash discounts. The Company assesses the collectability of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors. Based on this analysis, an allowance for doubtful accounts is recorded, and the provision is included within SG&A expense. The Company recorded a $0.1 million allowance for doubtful accounts for the years ended December 31, 2021 and 2020, respectively.
Inventories
Inventories, consisting of finished goods available for sale as well as packaging materials, are valued using the first-in first-out (“FIFO”) method and are recorded at the lower of cost or net realizable value. Cost is determined on a standard cost basis and includes the purchase price, as well as inbound freight costs and packaging costs.
The Company regularly reviews inventory quantities on hand. Excess or obsolete reserves are established when inventory is estimated to not be sellable before expiration dates based on forecasted usage, product demand and product life cycle.  Additionally, inventory valuation reflects adjustments for anticipated physical inventory losses that have occurred since the last physical inventory.
Fixed Assets
Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, and depreciation expense is included within SG&A expense. Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of fixed assets that are retired or otherwise disposed of and the related accumulated depreciation are removed from the fixed asset accounts in the year of disposal and the resulting gain or loss is included in SG&A expense.
The Company assesses potential impairments of its fixed assets whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. An impairment charge would be recognized when the carrying amount of the fixed asset exceeds its fair value and is not recoverable, which would occur if the carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the fixed asset.
Goodwill
Goodwill is evaluated for impairment either through a qualitative or quantitative approach at least annually, or more frequently if an event occurs or circumstances change that indicate the carrying value of a reporting unit may not be recoverable. If a quantitative assessment is performed that indicates the carrying amount of a reporting unit exceeds its fair market value, an impairment loss is recognized to reduce the carrying amount to its fair market value. The fair market value is determined based on a weighting of the present value of projected future cash flows (the “income approach”) and the use of comparative market approaches (“market approach”). Factors requiring significant judgment include, among others, the assumptions related to discount rates, forecasted operating results, long-term growth rates, the determination of comparable companies and market multiples. Changes in economic and operating conditions or changes in the Company's business strategies that occur after the annual impairment analysis may impact these assumptions and result in a future goodwill impairment charge, which could be material to the Company's consolidated financial statements. Fair value measurements used in the impairment review of goodwill are Level 3 measurements. See further information about our policy for fair value measurements within this section below. See "Note 7 - Goodwill and intangible assets" for additional information regarding the goodwill impairment test.

Intangible assets
Intangible assets acquired are carried at cost, less accumulated amortization. The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable and any not expected to be recovered through undiscounted future net cash flows are written down to current fair value. Amortization expense is included in SG&A expense.
Preferred stock
In accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity (ASC 480)”, preferred stock issued with redemption provisions that are outside of the control of the Company or that contain certain redemption rights in a deemed liquidation event is required to be presented outside of Stockholders’ Equity (Deficit) on the face of the Consolidated Balance Sheets. The Company’s Redeemable Series E Convertible Preferred Stock (the “Series E”) contained redemption provisions that required it to be presented outside of Stockholders’ Equity (Deficit). The Company's Convertible Series F Preferred Stock (the "Series F") contained redemption provisions that required it to be presented within Stockholders’ Equity (Deficit).
Share repurchases
In August 2021, the Company's Board of Directors approved a share repurchase program that authorizes the repurchase of up to $2.0 million of the Company's outstanding common stock in the open market through December 31, 2021. Repurchased shares are immediately retired and returned to unissued status. During the year ended December 31, 2021, 439,725 shares were repurchased for $1.6 million, inclusive of broker's commissions.
Common stock warrants
Common stock warrants are recorded as either liabilities or as equity instruments, depending on the specific terms of the warrant agreement. Warrants classified as liabilities are revalued at each balance sheet date subsequent to the initial issuance and changes in the fair value are reflected in the Consolidated Statements of Operations as change in fair value of warrant liabilities. Upon exercise, the warrant is marked to fair value on the exercise date and the related fair value is reclassified to equity.
Income taxes
Income taxes are recorded in accordance with FASB ASC Topic 740, “Income Taxes (ASC 740)”, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statements and tax bases of assets and liabilities and for loss and credit carryforwards using enacted tax rates anticipated to be in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized.
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that some or all the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2021 and 2020, the Company does not have any significant uncertain income tax positions. If incurred, the Company would classify interest and penalties on uncertain tax positions as income tax expense.
The Company was incorporated on May 6, 2019. Prior to this date, the Company operated as a flow through entity for state and U.S. federal tax purposes. The Company files a U.S. federal and state income tax return, including for its wholly owned subsidiaries.
Revenue
Generally, the Company's customer contracts have a single performance obligation, and revenue is recognized when the product is shipped as this is when it has been determined that control has been transferred. Amounts billed and due from customers are classified as receivables and require payment on a short-term basis and therefore do not have any significant financing components.
Revenue is measured as the amount of consideration the Company expects in exchange for transferring goods, which varies with changes in trade incentives the Company offers to its customers. Trade incentives consist primarily of customer pricing allowances and merchandising funds, and point of sale discounts. Estimates of trade promotion expense and coupon redemption costs are based upon programs offered, timing of those offers, estimated redemption/usage rates from historical performance, management’s experience and current economic trends.

Cost of goods sold
Cost of goods sold consists primarily of the cost of product obtained from co-manufacturers, packaging materials, freight costs for shipping inventory to the warehouse, as well as third-party warehouse and order fulfillment costs. During the year ended December 31, 2021, the Company's cost of goods sold increased $4.2 million, or 16%. The increase in cost was driven by cost increases from primary suppliers as a result of broad-scale inflation in the industry.
Advertising
The Company charges advertising costs to expense as incurred and such charges are included in SG&A expense. The Company's advertising expenses consist primarily of specific customer promotional programs, online advertising, search costs, email advertising, and radio advertising. Advertising costs were $9.4 million and $5.8 million for the years ended December 31, 2021 and 2020, respectively.
Freight Out
Costs incurred for shipping and handling, including moving finished product to customers are included in SG&A expense. Shipping costs associated with moving finished products to customers were $1.8 million and $1.5 million for the years ended December 31, 2021 and 2020, respectively.
Research and development
Research and development costs related to developing and testing new products are expensed as incurred and included in SG&A expense. Research and development costs were $0.5 million and less than $0.1 million for the years ended December 31, 2021 and 2020, respectively.
Share-based compensation
Share-based compensation awards are measured at their estimated fair value on each respective grant date. The Company recognizes share-based payment expenses over the requisite service period. The Company’s share-based compensation awards are subject only to service based vesting conditions. Pursuant to ASC 718-10-35-8, the Company recognizes compensation cost for stock awards with only service conditions that have a graded vesting schedule on a straight-line basis over the service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Forfeitures are recognized as they occur.
Operating leases
We determine if a contract or arrangement meets the definition of a lease at inception. The Company has elected to make the accounting policy election for short-term leases. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Lease renewal options are only included in the measurement if we are reasonably certain to exercise the optional renewals. Any variable lease costs, other than those dependent upon an index or rate, are expensed as incurred. If a lease does not provide a readily available implicit rate, the Company estimates the incremental borrowing discount rate based on information available at lease commencement.
The Company's only remaining operating lease as of December 31, 2021 relates to office space. There are no material residual value guarantees or material restrictive covenants.
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
Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments recognized on the Consolidated Balance Sheets consist of cash and cash equivalents, restricted cash, accounts receivable, prepaid assets, accounts payable, term loans, lines of credit, subordinated convertible notes, accrued liabilities, other liabilities, and warrant liabilities. The warrant liability was remeasured at fair value each reporting period and represented a Level 3 financial instrument. The fair values for the PPP loans were deemed to be equivalent to their respective carrying values due to their relative short-term nature. The fair value for the Company’s term loans and lines of credit approximates carrying value as the instrument has a variable interest rate that approximates market rates. The fair values for the Notes Payable were determined by applying the income approach using a discounted cash flow model which primarily using unobservable inputs (Level 3).
Fair value measurements of non-financial assets and non-financial liabilities reflect Level 3 inputs and are primarily used to measure the estimated fair values of goodwill, other intangible assets and long-lived assets impairment analyses.
Basic and diluted income (loss) per share
Basic and diluted income (loss) per share has been determined by dividing the net income (loss) available to common stockholders for the applicable period by the basic and diluted weighted average number of shares outstanding, respectively. Common stock equivalents are excluded from the computation of diluted weighted average shares outstanding when their effect is anti-dilutive.
Segment information
Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker ("CODM") in making decisions regarding resource allocation and assessing performance. The Company has viewed its operations and manages its business as one segment. The Company’s CODM reviews operating results on an aggregated basis. All the assets and operations of the Company are in the U.S.
New Accounting Standards
Recently adopted
ASU 2020-03 “Codification Improvements to Financial Instruments”
In March 2020, FASB issued Accounting Standards Update ("ASU") 2020-03, Codification Improvement to Financial Instruments. This ASU improves and clarifies various financial instruments topics, including the current expected credit losses standard issued in 2016. The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates, some of which were effective for the Company beginning on January 1, 2021. The amendments adopted did not have a material impact on the Company’s consolidated financial statements.
ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which is intended to simplify various aspects related to accounting for income taxes. The ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This new guidance was effective for the Company beginning on January 1, 2021 and did not have an impact on the Company’s consolidated financial statements.
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
ASU 2020-04 “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting”
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting". This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (IBORs) and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The ASU can be adopted no later than December 1, 2022 with early adoption permitted. The Company is currently evaluating the impact the standard will have on its consolidated financial statements and related disclosures.

Note 2 – Revenue
The Company records revenue net of discounts, which primarily consist of early pay discounts, general percentage allowances and contractual trade promotions.
The Company excludes sales taxes collected from revenues. Retail-partner based customers are not subject to sales tax.
The Company's direct-to-consumer ("DTC") loyalty program enables customers to accumulate points based on their spending. A portion of revenue is deferred at the time of sale when points are earned and recognized when the loyalty points are redeemed.
Revenue channels
The Company groups its revenue channels into four distinct categories: E-Commerce, which includes the sale of product to online retailers such as Amazon and Chewy; Brick & Mortar, which includes the sale of product to pet specialty chains such as Petco, PetSmart, Pet Supplies Plus, select grocery chains and neighborhood pet stores; DTC, which includes the sale of product through the Company's online web platform to more than 20,000 unique customers; and International, which includes the sale of product to foreign distribution partners and to select international retailers (transacted in U.S. dollars).
Information about the Company’s net sales by revenue channel is as follows (in thousands):

	Twelve Months Ended December 31,
	2021		2020
E-commerce (1)	$15,091	33%	$14,218	34%
Brick & Mortar	6,766	15%	8,982	21%
DTC	9,397	20%	10,778	25%
International (2)	14,752	32%	8,612	20%
Net Sales	$46,006	100%	$42,590	100%
(1)The Company's E-Commerce channel includes two customers that each amount to greater than 10% of the Company's total net sales. These customers had $7.6 million and $7.0 million of net sales for the year ended December 31, 2021, respectively and $6.8 million and $6.9 million of net sales for the year ended December 31, 2020, respectively.
(2)The Company's International channel includes $9.1 million of net sales from one customer in China that amounts to greater than 10% of the Company's total net sales for the year ended December 31, 2021. None of the Company's International customers represented greater than 10% of net sales during the year ended December 31, 2020.
Note 3 - Inventories
Inventories are summarized as follows (in thousands):

	December 31, 2021	December 31, 2020
Food, treats and supplements	$4,666	$4,987
Inventory packaging and supplies	1,028	596
Total Inventories	5,694	5,583
Inventory reserve	(449)	(714)
Inventories, net	$5,245	$4,869

Note 4 – Prepaid expenses and other current assets
Prepaid expenses and other current assets are summarized as follows (in thousands):

	December 31, 2021	December 31, 2020
Prepaid advertising contract with iHeart (1)	$2,095	$1,788
Other prepaid expenses and other current assets (2)	845	2,286
Total Prepaid expenses and other current assets	$2,940	$4,074
(1)On August 28, 2019, the Company entered into a radio advertising agreement with iHeart Media + Entertainment, Inc. and issued 166,667 shares of common stock valued at $3.4 million for future advertising services. The Company issued an additional 20,834 shares valued at $0.1 million on March 5, 2020 pursuant to the agreement. The current portion of the remaining value, reflected above, is the remaining value of services that the Company expects to utilize within the twelve months following the reporting period date, unless the term is extended. There was a long-term portion of $1.2 million recorded in other non-current assets as of December 31, 2020.
(2)As of December 31, 2021, this amount includes various other prepaid contracts. In December 2020, the Company entered into an agreement for access to an investment platform in exchange for 83,334 shares of common stock valued at $0.6 million and also entered into an agreement for marketing services in exchange for 83,334 shares of common stock valued at $0.5 million both of which were amortized over 12 months.
Note 5 - Fixed assets
Fixed assets consist of the following (in thousands):

	Estimated Useful Life	December 31, 2021	December 31, 2020
Equipment	3 - 5 years	$163	$234
Furniture and fixtures	2 - 5 years	179	150
Computer software, including website development	2 - 3 years	161	111
Computer equipment	2 - 3 years	72	4
Total fixed assets		575	499
Accumulated depreciation		(206)	(247)
Fixed assets, net		$369	$252
Depreciation expense was $0.1 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.
Note 6 – Accrued and other liabilities
Accrued and other liabilities consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued taxes	139	1,009
Accrued payroll and benefits	755	913
Accrued trade promotions	119	106
Accrued interest	25	86
Deferred revenue	225	350
Other	616	936
Total accrued and other liabilities	$1,879	$3,400

Note 7 – Goodwill and intangible assets
Goodwill
Goodwill was $18.6 million as of December 31, 2021 and 2020, respectively. The Company performed a quantitative assessment for its annual impairment test as of October 1, 2021. Under the quantitative approach, the Company makes various estimates and assumptions to determine the estimated fair value of the reporting unit using a combination of a discounted cash flow model and earnings multiples for guideline public companies. As of December 31, 2021 and 2020, there was no accumulated impairment loss and no impairment expense related to goodwill and no indicators, events or changes in circumstances that would indicate goodwill was impaired during the period from October 2, 2021 through December 31, 2021.
Intangible assets
The Company’s intangible assets (in thousands) and related useful lives (in years) are as follows:

			December 31, 2021		December 31, 2020
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	7	$7,190	$(2,088)	$5,102	$(1,059)	$6,131
Trade name	15	7,500	(1,016)	6,484	(516)	6,984
Total intangible assets		$14,690	$(3,104)	$11,586	$(1,575)	$13,115
Amortization expense was $1.5 million for the years ended December 31, 2021 and 2020, respectively.

The estimated future amortization of intangible assets over the remaining weighted average useful life of 9.4 years is as follows (in thousands):

2022	$1,527
2023	1,527
2024	1,527
2025	1,527
2026	1,494
Thereafter	3,984
$11,586
There were no indicators or impairment of the intangible assets as of December 31, 2021.

Note 8 – Debt
The components of the Company’s debt consist of the following (in thousands):

	December 31, 2021			December 31, 2020
	Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
Term loan, net	$5,414	(1)	1/6/2024	$7,826	(2)	1/15/2021
Line of credit, net	4,856	(1)	1/6/2024	5,023	(3)	7/5/2022
November 2019 notes payable, net (November 2019 Notes)	—	—%	(4)	2,830	10%	6/30/2023
December 2019 senior notes payable, net (Senior Seller Notes)	—	—%	(4)	10,332	10%	6/30/2023
December 2019 junior notes payable, net (Junior Seller Notes)	—	—%	(4)	4,973	10%	6/30/2023
ABG Notes	—	—%	(4)	687	10%	6/30/2023
June 2020 notes payable, net (June 2020 Notes)	—	—%	(4)	88	10%	6/30/2023
Halo PPP Loan	—	—%	(5)	431	1%	5/3/2022
TruPet PPP Loan	—	—%	(5)	421	0.98%	4/6/2022
Total debt	10,270			32,611
Less current portion	855			8,016
Total long-term debt	$9,415			$24,595
(1)Interest at a variable rate of LIBOR plus 250 basis points with an interest rate floor of 2.50% per annum.
(2)Interest at Bank of Montreal Prime plus 8.05%.
(3)Interest at a variable rate of LIBOR plus 250 basis points with an interest rate floor of 3.25% per annum.
(4)Converted to common stock in connection with the Company's IPO. See "Note 1 - Nature of business and summary of significant accounting policies" for additional information.
(5)The Company's PPP Loans were fully forgiven during 2021. See below for additional information.
Term loans and lines of credit
The term loan balance of $7.8 million as of December 31, 2020 was related to the Company's prior loan facilities agreement and after the fifth amendment to that agreement was entered into on November 25, 2020, the term loan maturity date was extended to January 15, 2021.
On July 16, 2020, the Company entered into a revolving line of credit with Citizens Business Bank in the aggregate amount of $7.5 million (the “ABL Facility”). The ABL Facility was scheduled to mature on July 5, 2022 and accrued interest at a variable rate of LIBOR plus 250 basis points, with an interest rate floor of 3.25% per annum. Accrued interest on the ABL Facility was payable monthly commencing on August 5, 2020. The ABL Facility provided for customary financial covenants, such as maintaining a specified adjusted EBITDA and a maximum senior debt leverage ratio, that commenced on December 31, 2020 and customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The ABL Facility was secured by a general security interest on the assets of the Company and was personally guaranteed by a member of the Company's board of directors. The Company prepaid all the outstanding principal and accrued interest under the ABL Facility in full and did not incur any prepayment charges.
As of December 31, 2020, the Company was in compliance with all debt covenant requirements and there were no events of default.
On January 6, 2021, Halo entered into a credit facility with Old Plank Trail Community Bank, N.A., an affiliate of Wintrust Bank, N.A. (“Wintrust”) consisting of a $6.0 million term loan and a $6.0 million revolving line of credit, each scheduled to mature on January 6, 2024 and each bore interest at a variable rate of LIBOR plus 250 basis points, with an interest rate floor of 2.50% per annum (the "Wintrust Credit Facility"). The Second Wintrust Amendment described below updated the rate at which the Wintrust Credit Facility bears interest to the greater of the daily Federal Funds Rate plus 285 basis points, or the interest rate floor, which remained unchanged. Accrued interest on the Wintrust Credit Facility is payable monthly commencing on February 1, 2021. Principal payments are required to be made monthly on the term loan commencing February 2021 with a balloon payment upon maturity. The proceeds from the Wintrust Credit Facility were used (i) to repay outstanding principal, interest and fees under the ABL Facility and (ii) for general corporate purposes. The Company applied extinguishment accounting to the outstanding balances of the term loan and ABL Facility and recorded a loss on extinguishment of debt of $0.4 million during 2021. Debt issuance costs of $0.1 million were incurred related to the Wintrust Credit Facility.
The Wintrust Credit Facility subjected the Company to certain financial covenants, including the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00, tested as of the last day of each fiscal quarter. The numerator in the fixed charge coverage ratio was the operating cash flow of Halo, defined as Halo EBITDA less cash paid for unfinanced Halo capital expenditures, income taxes and dividends. The denominator was fixed charges such as interest expense and principal payments paid or payable on other indebtedness attributable to Halo. As of December 31, 2021, the Company failed to satisfy the fixed charge coverage ratio and entered into a default waiver agreement with Wintrust in which Wintrust waived the existing default through the next testing date, March 31, 2022. In addition, as part of the Second Wintrust Amendment described below, the financial covenants were amended to subject the Company to a minimum liquidity covenant test in lieu of a fixed charge coverage ratio which requires the Company to maintain liquidity, tested on the last day of each fiscal quarter beginning March 31, 2022, of no less than (i) $13.0 million as of the last day of each fiscal quarter ending March 31, 2022, through and including the last day of the fiscal quarter ending December 31, 2022 and (ii) $12.0 million as of the last day of the fiscal quarter ending March 31, 2023, and as of the last day of each fiscal quarter thereafter.
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
On August 13, 2021, Halo entered into the first amendment to the Wintrust Credit Facility (the “Wintrust Amendment”) to increase the revolving line of credit from $6.0 million to $7.5 million. The Wintrust Amendment also required Halo to secure the credit facility with a pledge of a deposit account in the amount of $7.2 million, which decreases to $6.9 million on January 1, 2022 and to $6.0 million on January 1, 2023. Additionally, on March 25, 2022, the Company entered into the second amendment to the Wintrust Credit Facility (the "Second Wintrust Amendment") which provided for the release of the Company's Bona Vida subsidiary as a guarantor, an update to the financial covenants as described above and an update to the rate at which the Wintrust Credit Facility bears interest, which is also described above.
As of December 31, 2021, the term loan and line of credit outstanding under the Wintrust Credit Facility were $5.4 million and $4.9 million, respectively, net of debt issuance costs of less than $0.1 million, respectively. As of December 31, 2020, the previous term loan and line of credit outstanding were $7.8 million and $5.0 million, respectively, net of debt issuance costs and discounts of less than $0.2 million and $0.2 million, respectively. Debt issuance costs and discounts are amortized using the effective interest method. The carrying amount for the Company’s term loan and line of credit approximate fair value as the instruments have variable interest rates that approximate market rates.
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
On January 13, 2020, the Company issued $0.6 million in senior subordinated convertible notes to Authentic Brands and Elvis Presley Enterprises ("ABG") in connection with the termination of a previous licensing agreement (the "ABG Notes"). The terms of the ABG Notes were the same as the Seller Notes. In addition to issuing the ABG Notes, as part of the ABG termination on January 13, 2020, the Company paid ABG $0.1 million in cash, issued ABG 12,120 shares of the Company's common stock, agreed to pay ABG $0.1 million in cash in four equal installments each month from July 31, 2020 through October 31, 2020 and issued ABG 10,204 common stock purchase warrants (the "ABG Warrants") equal to a fair value of approximately $0.2 million. The total cost of the contract termination noted above was measured at its fair value of $1.1 million and included in SG&A expense.
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
On June 24, 2020, the Company issued $1.5 million in subordinated convertible promissory notes (the “June 2020 Notes”) which carried a 10% interest rate and a maturity date of June 30, 2023. Interest was payable in kind, in arrears on March 31, June 30, September 30, and December 31 of each year by increasing the aggregate principal amount of the June 2020 Notes. The June 2020 Notes were convertible any time from the date of issuance and carried a conversion price of $4.50 per share.
The Company evaluated the conversion option within the June 2020 Notes to determine whether the conversion price was beneficial to the note holders and recorded a beneficial conversion feature (“BCF”) related to the issuance of these notes. The BCF for the June 2020 Notes was recognized and measured by allocating a portion of the proceeds to the BCF, based on relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature limited to the proceeds amount allocated to the instrument. The discount recorded in connection with the BCF valuation was being accreted as interest expense over the term of the June 2020 Notes, using the effective interest rate method. Upon the conversion of the June 2020 Notes, discussed below, the remaining discount of $1.4 million associated with the June 2020 Notes was fully accreted through interest expense.
As of December 31, 2021, all of the Notes Payable described had $0 outstanding since they were automatically converted to common stock in connection with the Company's IPO, at a price of $5.00 per share (except for the June 2020 Notes, which were converted at a price of $4.50 per share). See "Note 1 - Nature of business and summary of significant accounting policies" for additional information. As of December 31, 2020, the November 2019 Notes outstanding were $2.8 million, net of discounts of less than $0.3 million, the Senior Seller Notes outstanding were $10.3 million, net of discounts of $0.8 million, the Junior Seller Notes outstanding were $5.0 million, net of discounts of $0.5 million, the ABG Notes outstanding were $0.7 million, including a debt premium of less than $0.1 million, and the June 2020 Notes outstanding were less than $0.1 million, net of discounts of less than $1.5 million. The debt discounts and premium were being amortized over the life of the respective notes using the effective interest method.
Previously, $0.1 million of the Seller Notes were held by an executive of the Company and $2.2 million of the subordinated convertible notes were held by a member of the board of directors, all of which were converted to common stock as described above. PIK interest related to these notes was $0.1 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.
PPP loans
On April 10, 2020, TruPet was granted a loan from JPMorgan Chase Bank, N.A. in the aggregate amount of $0.4 million, pursuant to the Paycheck Protection Program ("PPP") under Division A, Title I of the CARES Act (the "TruPet PPP Loan"). The loan matured on April 6, 2022, and had an interest rate of 0.98% per annum, with interest and principal payable monthly commencing on November 6, 2020. During 2021, the TruPet PPP loan was fully forgiven and the Company recognized a gain on extinguishment of debt of $0.4 million.
On May 7, 2020, Halo was granted a loan from Wells Fargo Bank, N.A. in the aggregate amount of $0.4 million, pursuant to the PPP (the “Halo PPP Loan”). The loan matured on May 3, 2022 and had an interest rate of 1.00% per annum, with interest and principal payable monthly, commencing on November 1, 2020. During 2021, the Halo PPP loan was fully forgiven and the Company recognized a gain on extinguishment of debt of $0.4 million.
The Company recorded interest expense related to its outstanding indebtedness of $3.2 million and $9.2 million for the years ended December 31, 2021 and 2020, respectively. PIK interest relating to Notes Payable was $1.1 million and $2.0 million for the years ended December 31, 2021 and 2020, respectively.
Future Debt Maturities
Future debt maturities as of December 31, 2021 and for succeeding years are as follows (in thousands):

Year ending December 31:
2022	$855
2023	$1,435
2024	$7,980
2025	$—
2026	$—
Thereafter	$—
Total	$10,270

Note 9 – Commitments and contingencies
The Company had no material purchase obligations as of December 31, 2021 or 2020.
The Company may be involved in legal proceedings, claims, and regulatory, tax, or government inquiries and investigations that arise in the ordinary course of business resulting in loss contingencies. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs such as outside counsel fees and expenses are charged to expense in the period incurred and are recorded in SG&A expenses in the Consolidated Statements of Operations. The Company does not accrue for contingent losses that are considered to be reasonably possible, but not probable; however, the Company discloses the range of such reasonably possible losses. Loss contingencies considered remote are generally not disclosed.
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
Note 10 – Convertible preferred stock
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
Pursuant to the Securities Purchase Agreement, the Company, in a private placement (the “Series F Private Placement”), issued and sold units (the “Series F Units”) to the Purchasers for a purchase price of $1,000 per Unit. Each Unit consisted of: (i) one share of the Company’s Series F convertible preferred stock, par value $0.001 per share (the “Series F Preferred Stock”), which is convertible into shares of the Company’s common stock, par value $0.001 per share, at a value per share of common stock of $3.00; and (ii) a warrant to purchase for a six year period such number of shares of common stock (the “Series F Warrant Shares”) into which such share of Series F Preferred Stock is convertible at an exercise price per Warrant Share of $4.50. Pursuant to the Series F Private Placement, the Company raised approximately $18.2 million in gross cash proceeds, approximately $6.5 million of which was invested by certain officers, directors, employees and associated related parties thereto of the Company. The Series F Units were recorded at fair value on the date of issuance on an as converted basis.
Concurrently with the execution of the Securities Purchase Agreement, the Company and the Purchasers entered into a registration rights agreement, (as amended by a certain first amendment, dated October 29,2020, the "Registration Rights Agreement") pursuant to which the Company filed a registration statement to register the Warrant Shares and the shares of common stock issuable upon conversion of the Series F Preferred Stock.
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

Note 11 – Stockholders’ equity (deficit)
On January 22, 2021, the Company consummated a private placement of common stock units (the “January 2021 Private Placement”) in which the Company raised approximately $4.1 million, including an investment by certain officers, directors, employees and associated related parties thereto of approximately $1.6 million. Each common stock unit was sold at a per unit price of $7.50 and consisted of (i) one share of the Company’s common stock, par value $0.001 per share; and (ii) a warrant to purchase one share of common stock. The proceeds were used to pay expenses related to the offering and for general corporate purposes. In connection with the January 2021 Private Placement, the Company entered into a registration rights agreement (the “January 2021 Registration Rights Agreement”) pursuant to which the Company filed a registration statement to register the shares of common stock issued, and issuable upon the exercise of the warrants issued, in the January 2021 Private Placement.
See "Note 1 - Nature of business and summary of significant accounting policies" for additional information regarding the impacts to the Company's Stockholders’ equity (deficit) related to the Company's IPO.
The Company has reserved common stock for future issuance as follows for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Conversion of Series F Preferred Stock	—	7,251,189
Exercise of options to purchase common stock	2,684,041	1,302,574
Exercise of warrants to purchase common stock	9,433,584	9,916,997
Conversion of notes payable	—	1,255,039
Total	12,117,625	19,725,799
Note 12 – Warrants
The following summarizes the Company's outstanding warrants to purchase shares of the Company's common stock as of and for the years ended December 31, 2021 and 2020:

	Warrants	Exercise Price
Warrants outstanding as of December 31, 2019	2,830,309	$19.38
Issued	8,321,412	$4.62
Exercised	(322,948)	$3.48
Terminated/Expired	(911,776)	$18.42
Warrants outstanding as of December 31, 2020	9,916,997	$7.32
Issued	548,110	$8.70
Exercised	(389,881)	$4.52
Terminated/Expired	(641,642)	$24.64
Warrants outstanding as of December 31, 2021	9,433,584	$5.92
The intrinsic value of outstanding warrants was $0.0 million and $23.8 million as of December 31, 2021 and 2020, respectively. The following discussion provides details on the various types of outstanding warrants and the related relevant disclosures around each type.
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
The following schedule shows the fair value of the warrant derivative liability as of December 31, 2021 and 2020, and the change in fair value during the years ended December 31, 2021 and 2020 (in thousands):

Warrant Derivative Liability
Balance as of December 31, 2019	$2,220
Change in fair value of warrant derivative liability	(2,220)
Balance as of December 31, 2020	$—
Change in fair value of warrant derivative liability (1)	—
Balance as of December 31, 2021	$—
(1)All of the May Acquisition Warrants were expired by January 2021.
Series F warrant liability
During October 2020, the Company issued 7,233,855 warrants to purchase common stock in connection with the Series F Private Placement with an exercise price of $4.50 (the "Series F Warrants"). The warrants are exercisable commencing on the date of issuance and expire 72 months after the date of issuance. These warrants included a reset feature if the Company issued common stock, options, or convertible securities with a strike price below the exercise price of the warrants. Upon consummation of the Company's IPO on July 1, 2021, this reset feature no longer applies. During the second quarter of 2021, a Series F warrant holder exercised 83,334 warrants, resulting in the Company's receipt of approximately $0.4 million. Initially these warrants did not meet the definition of a derivative or the requirements to be considered equity; as such, the Company recorded these as a liability. Due to changes in certain terms of the warrant agreements in connection with the Company's IPO whereby the warrants did meet the requirements to be considered equity, the outstanding Series F warrants were reclassified to equity upon consummation of the IPO on July 1, 2021. See "Note 10 - Convertible preferred stock" for more information on Series F and see "Note 1 - Nature of business and summary of significant accounting policies" for additional information on the Company's IPO.
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
The following schedule shows the fair value of the warrant liability upon issuance and the change in fair value during the years ended December 31, 2021 and 2020 (in thousands):

Warrant liability
Issuance of Series F warrants	$14,952
Change in fair value of warrant liability	24,898
Balance as of December 31, 2020	$39,850
Change in fair value of warrant liability	(23,463)
Reclassification of warrant liability to equity (1)	(16,387)
Balance as of December 31, 2021	$—
(1)Reclassified to equity on July 1, 2021 in connection with the IPO. See "Note 1 - Nature of business and summary of significant accounting policies" for additional information.

The following schedule shows the inputs used to measure the fair value of the warrant liability:

Warrant Liability	July 1, 2021	December 31, 2020
Stock Price	$4.19	$7.62
Exercise Price	$4.50	$4.50
Expected remaining term (in years)	5.25 - 5.31	5.75 – 5.81
Volatility	60.0%	67.5%
Risk-free interest rate	0.94%	0.5%
The valuation of the warrants was subject to uncertainty as a result of the unobservable inputs. If the volatility rate or risk-free interest rate were to change, the value of the warrants would be impacted.
Equity-classified warrants
On May 6, 2019, the Company issued 957,499 warrants to purchase common stock with an exercise price of $25.50 (the "May 2019 PIPE Warrants"). Additionally, in connection with the May 2019 PIPE transaction, the Company issued 36,757 warrants to brokers with an exercise price of $18.00. The warrants were exercisable commencing on the issuance date and expired 24 months after the issuance date. In March 2021, the Company offered to a limited number of holders the opportunity to exercise, in full or in part, these warrants to purchase shares of Common Stock at a reduced exercise price of $7.50 per share. The Company received exercise notices for a total of 174,602 warrants, resulting in the Company’s receipt of approximately $1.3 million. The Company recognized the increase in the fair value of the modified warrants on the date of exercise of $0.2 million as a deemed dividend through Accumulated deficit with a corresponding increase in Additional paid-in capital. The remainder of the outstanding and unexercised May 2019 PIPE Warrants expired during May 2021.
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
On June 24, 2020, the warrants related to the November 2019 Notes, the Seller Notes and the ABG Notes were amended in connection with the issuance of the June 2020 Notes to lower the maximum exercise price applicable to these warrants from $30.00 to $25.50 per share. The decrease in the exercise price resulted in an increase to the fair value of the warrants of $0.1 million which was recognized in SG&A expense.
On June 24, 2020, the Company issued 83,334 warrants to a non-employee director and 83,334 warrants to a shareholder with an exercise price of $7.50 per share in connection with the June 2020 Notes (the “June 2020 Warrants”), which are exercisable commencing on the date of issuance and expire 84 months from the date of the consummation of an IPO, which occurred July 1, 2021.
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

On January 22,2021, the Company issued 548,082 warrants in connection with the January 2021 PIPE transaction. The warrants are exercisable at an exercise price per share of $8.70 commencing on the date of issuance and expire after a six year period, subject to beneficial ownership limitations (the “January 2021 Warrants”). Due to the discounted warrant exercise associated with the May 2019 PIPE warrants as discussed above, the down round provision on the January 2021 Warrants was triggered such that these warrants could be exercised at a price of $7.50 per share. The Company recognized the increase in the fair value of the modified warrants of $0.2 million as a deemed dividend through Accumulated deficit with a corresponding increase in Additional paid-in capital.
Warrants issued as compensation
On September 17, 2019, a Company advisor was issued 416,668 warrants with an exercise price of $0.60 per share and 250,000 warrants with an exercise price of $60.00 per share; 208,334 of the $0.60 exercise price warrants (the "Tranche 1 Warrants") were exercisable on the earlier of twelve-months after the issuance date or immediately prior to a change in control subject to the advisor’s continued service and 208,334 of the $0.60 exercise price warrants (the "Tranche 2 Warrants") and the 250,000 warrants with the $60.00 exercise price (the "Tranche 3 Warrants") were exercisable on the earlier of eighteen-months after issuance or immediately prior to a change in control subject to the advisor’s continued service. On June 1, 2020, the Company entered into a termination agreement (the “Termination Agreement”) with the advisor. Pursuant to the terms of the Termination Agreement, the Tranche 1 Warrants were amended to reduce the number of shares of common stock purchasable thereunder to 173,611 shares, and the Tranche 2 Warrants and Tranche 3 Warrants were cancelled. The Tranche 1 Warrants (as amended pursuant to the Termination Agreement) were fully vested as of the date of the termination of the agreement and remained exercisable until September 17, 2029. Furthermore, if the Company engages in any restricted business line as defined in the Termination Agreement, the Company will issue to the former advisor additional shares of common stock based on formulas intended to compensate the former advisor for the warrants that were reduced or terminated. In connection with the Termination Agreement, the Company recorded expense of $5.7 million during the year ended December 31, 2020 in SG&A expense. During the first quarter of 2021, the former advisor exercised his remaining 131,945 warrants outstanding in a cashless exercise resulting in 122,782 shares of common stock issued.
On June 24, 2020, the Company issued 166,668 warrants with an exercise price of $7.50 per share to two non-employee directors, which are exercisable commencing on the date of issuance and expire 84 months from the date of the consummation of an IPO, which occurred July 1, 2021. On July 20, 2020, the Company issued 33,334 warrants to two non-employee directors at a price of $6.30 per share (the "July 2020 Director Warrants"), which are exercisable commencing on the date of issuance and expire 84 months from the date of the consummation of an IPO, which occurred July 1, 2021. The warrants issued to the non-employee directors were immediately vested and as such, the Company recorded $1.0 million of share-based compensation expense upon issuance.
On November 30, 2020, the Company issued 66,667 warrants to a third-party for services with an exercise price of $6.00 and an expiration date 72 months after issuance. These warrants were immediately vested and as such, the Company recorded $0.1 million in SG&A expense.
Note 13 – Share-based compensation
On November 11, 2019, the Company received shareholder approval for the Amended and Restated 2019 Incentive Award Plan (the “Amended 2019 Plan”).The Amended 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock or cash-based awards or a dividend equivalent award. The Amended 2019 Plan authorized the issuance of 1,083,334 shares of common stock which was increased to 1,500,000 after the Halo acquisition; the Amended 2019 Plan also provides for an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 10% of the shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of common stock as determined by the Board. The authorized shares for issuance was increased to 2,700,000 on January 1, 2021 and again increased to 5,614,637 on January 1, 2022.

Stock options
The following table provides detail of the options granted and outstanding (dollars in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2020	1,302,503	$4.84	8.6	$4,234
Granted	1,456,408	$7.25
Forfeited/Expired	(74,870)	$6.53
Options outstanding as of December 31, 2021	2,684,041	$6.10	8.5	$—

Options exercisable as of December 31, 2021	1,267,306	$4.99	7.7	$—
Options granted under the Amended 2019 Plan vest over a period of two to three years. All vested options are exercisable and may be exercised through a ten-year anniversary of the grant date (or such earlier date described in the applicable award agreement).
During the years ended December 31, 2021 and 2020, $4.0 million and $7.5 million, respectively, of share-based compensation expense was recognized related to options issued. As of December 31, 2021, unrecognized share-based compensation related to options was $4.5 million, which is expected to be recognized over a weighted average period of 1.1 years.
The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model, using the following assumptions primarily based on historical data:

	Years Ended December 31,
	2021	2020
Risk-free interest rate	0.36 - 1.39%	0.33 - 0.89%
Expected volatility (1)	60.0% - 67.5%	67.5%
Expected dividend yield	—%	—%
Expected life (years) (2)	6.0 - 6.5	3.0 - 6.5
(1)Expected volatility was determined using a combination of historical volatility and implied volatility.
(2)For certain options, the simplified method is utilized to determine the expected life due to the lack of historical data.
Effective October 1, 2020, outstanding stock option awards held by employees as of October 1, 2020 were repriced concurrent with the closing of the Series F Private Placement. In total, 1,012,956 stock options were repriced. The exercise price was set at a 20% premium to the Series F Preferred Stock conversion price, or $3.60 per share. The change in exercise price of the outstanding options caused an increase in fair value of all vested options at date of repricing of $0.2 million which was expensed by the Company. The change in exercise price also caused an increase in fair value of all unvested options at date of repricing of $0.2 million.
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
Note 14 – Employee benefit plans
The Company has a qualified defined contribution 401(k) plan, which covers substantially all of its employees. Participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the IRS. The Company matches participant contributions pursuant to the terms of the plan, which contributions are limited to a percentage of the participant’s eligible compensation. The Company made contributions related to the plan and recognized expense of less than $0.2 million during the years ended December 31, 2021 and 2020, respectively.

Note 15 – Related party transactions
Notes payable
The Company issued $0.8 million of subordinated convertible notes to a member of the board of directors during June 2020 and were converted to common stock upon consummation the Company's IPO on July 1, 2021. See "Note 8 - Debt" and "Note 1 - Nature of business and summary of significant accounting policies" for additional information.
Guarantor warrants
On June 24, 2020, the Company issued 250,000 warrants to three members of the board of directors in connection with the June 2020 Notes. On July 20, 2020, the Company issued 83,334 warrants to three members of the board of directors in connection with the ABL Facility. See "Note 12 - Warrants" for additional information.
Director Fees
The Company pays quarterly board of director fees. During the year ended December 31, 2021, board of director fees totaled $0.4 million. As of December 31, 2021, $0.1 million of these director fees were in accounts payable on the Consolidated Balance Sheets. During the year ended December 31, 2020, the Company recorded no board of director fees.
Note 16 – Income taxes
For the year ended December 31, 2021, the Company recorded income tax expense of less than $0.1 million. For the year ended December 31, 2020, the Company recorded no income tax expense. For the years ended December 31, 2021 and 2020, the Company's effective tax rate was 1% and 0%, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% due to permanent differences attributable to the change in the fair value of the warrant liabilities and because the Company’s losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of net operating losses (“NOLs”) for the years ended December 31, 2021 and 2020.
The following table is a reconciliation of the components that caused the Company's provision for income taxes to differ from amounts computed by applying the U.S. federal statutory rate of 21% (in thousands):

	Years Ended December 31,
	2021		2020
Statutory U.S. Federal income tax	$719	21.0%	$(12,482)	21.0%
State income taxes, net	(650)	(19.0)%	(1,720)	2.9%
Change in valuation allowance	2,371	69.2%	8,811	(14.8)%
Warrant valuation	(4,927)	(143.9)%	4,763	(8.0)%
Tax effect of non-deductible equity instruments	2,340	68.4%	2,000	(3.4)%
Return to provision adjustment	20	0.6%	(1,571)	2.6%
Other	164	4.8%	199	(0.3)%
Total provision	$37	1.1%	$—	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred income tax assets:
Net operating loss carryforwards	$15,049	$11,185
ROU assets	14	81
Share-based compensation	4,668	5,728
Inventory	106	212
Other assets	2,021	2,595
Gross deferred tax assets	21,858	19,801
Valuation allowance	(19,095)	(16,724)
Net deferred tax assets	$2,763	$3,077
Deferred income tax liabilities:
Operating lease liabilities	(13)	(79)
Intangibles	(2,774)	(2,998)
Deferred tax liabilities, net of valuation allowance	$(24)	$—
As of December 31, 2021, the Company had a deferred tax asset (before valuation allowance) recorded on gross federal and state net operating loss carryforwards of approximately $59.0 million and $53.4 million, respectively. The net operating losses will begin to expire in 2025.
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
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets in the future. A significant piece of objective negative evidence evaluated was the cumulative loss incurred through the years ended December 31, 2021 and 2020. Such objective evidence limits the ability to consider other subjective positive evidence such as current year taxable income and future income projections. On the basis of this evaluation, as of December 31, 2021, a valuation allowance of $19.1 million was recorded since it is more likely than not that the deferred tax assets will not be realized.
Changes in valuation allowance are as follows (in thousands):

	Years Ended December 31,
	2021	2020
Valuation allowance, at beginning of year	$16,724	$7,913
Increase in valuation allowance	2,371	8,811
Valuation allowance, at end of year	$19,095	$16,724
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
As of December 31, 2021 and 2020, the Company does not have any significant uncertain tax positions and as of December 31, 2021 and 2020, the Company had no accrued interest and penalties related to uncertain income tax positions. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. If incurred, the Company would classify interest and penalties on uncertain tax positions as income tax expense.
The Company is subject to taxation in the U.S. federal and various state jurisdictions. The Company is not currently under audit by any taxing authorities. The Company remains open to examination by tax jurisdictions for tax years beginning with the 2018 tax year for federal and 2017 for states. Federal and state net operating losses are subject to review by taxing authorities in the year utilized and future years.

Note 17 – Concentrations
Major suppliers
The Company sourced approximately 65% of its inventory purchases from two vendors for the year ended December 31, 2021. The Company sourced approximately 76% of its inventory purchases from three vendors for the year ended December 31, 2020.
Major customers
Accounts receivable from three customers represented 71% of accounts receivable as of December 31, 2021. Accounts receivable from two customers represented 72% of accounts receivable as of December 31, 2020.
Three customers represented 54% of gross sales for the year ended December 31, 2021. Two customers represented 38% of gross sales for the year ended December 31, 2020.
Credit risk
As of December 31, 2021 and 2020, the Company’s cash and cash equivalents were deposited in accounts at several financial institutions and may maintain some balances in excess of federally insured limits. The Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents.
Note 18 – Earnings (loss) per share
The Company presents earnings (loss) per share on a basic and diluted basis. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding ("WASO") during the period. Diluted earnings (loss) per share includes the dilutive effect of common stock equivalents consisting of stock options and warrants using the treasury stock method and convertible notes and preferred stock using the if-converted method. Under the treasury stock method, the amount the holder must pay for exercising stock options or warrants and the amount of average compensation cost for future service that has not yet been recognized are collectively assumed to be used to repurchase shares.
As the Company reported net income for the year ended December 31, 2021, basic and diluted net earnings per share are calculated as outlined above. For the year ended December 31, 2021, diluted WASO included 1,974,685 common stock equivalents, and 5,114,148 common stock equivalents were excluded based on the fact that their inclusion would have had an anti-dilutive effect on earnings per share. For the year ended December 31, 2020, the Company’s basic and diluted net loss per share attributable to common stockholders are the same because the Company generated a net loss and common stock equivalents are excluded from diluted net loss per share as they have an anti-dilutive impact.
The following table sets forth basic and diluted net income (loss) per share attributable to common stockholders for the years ended December 31, 2021 and 2020 (in thousands, except share and per share amounts):

	Year ended December 31,
	2021	2020
Numerator:
Net income (loss)	$3,387	$(59,335)
Less: Preferred stock dividends	—	103
Add: Adjustment due to gain on Series E Exchange	—	(5,415)
Less: Adjustment due to BCF of Series F Shares	—	5,349
Less: Adjustment due to warrant modifications	402	—
Adjusted net income (loss) available to common stockholders	$2,985	$(59,372)
Denominator:
Basic WASO	19,927,862	8,180,739
Dilutive common stock equivalents	1,974,685	—
Diluted WASO	21,902,547	8,180,739

Net earnings (loss) per share attributable to common stockholders, basic	$0.15	$(7.26)
Net earnings (loss) per share attributable to common stockholders, diluted	$0.14	$(7.26)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, those controls.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.
Attestation Report of Independent Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm, as non-accelerated filers are exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.
ITEM 9B.    OTHER INFORMATION
On March 25, 2022, the Company entered into an amendment (the “Second Wintrust Amendment”) to its Wintrust Credit Facility which was entered into on January 6, 2021. The Second Wintrust Amendment provided for an update to the interest rate on the Wintrust Credit Facility, which changed to the greater of the daily Federal Funds Rate plus 285 basis points, or the interest rate floor of 2.50% per annum. The credit facility is still scheduled to mature on January 6, 2024. The Second Wintrust Amendment also provided for the release of the Company's Bona Vida subsidiary as a guarantor and provided for an update to the financial covenants which removed the maintenance of a fixed charge coverage ratio and included a new financial covenant to maintain a minimum liquidity.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be furnished (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be furnished (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be furnished (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be furnished (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be furnished (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
(1)Financial Statements - See Index to Consolidated Financial Statements appearing on page 36.
(2)Financial Statement Schedules - None.
(3)Exhibits - The exhibits listed on the accompanying index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.
EXHIBIT INDEX

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
2.1	Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc. and Bona Vida, Inc.	8-K	333-161943	2.1	05/10/2019
2.2	First Amendment to Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc., and Bona Vida, Inc., dated May 3, 2019	8-K	333-161943	2.2	05/10/2019
2.3	Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC	8-K	333-161943	2.3	05/10/2019
2.4	First Amendment to Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC, dated May 6, 2019	8-K	333-161943	2.4	05/10/2019
2.5	Amended and Restated Stock Purchase Agreement, dated December 18, 2019, by and among the Company, Halo, Purely For Pets, Inc., Thriving Paws, LLC and HH-Halo LP	8-K	333-161943	2.1	12/26/2019
3.1	Certificate of Incorporation, dated January 1, 2019	10-Q	333-161943	3.1	04/15/2019
3.2	Certificate of Amendment to Certificate of Incorporation, dated February 1, 2019	10-Q	333-161943	3.2	04/15/2019
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 13, 2019	8-K	333-161943	3.1	03/20/2019
3.4	Certificate of Amendment to Certificate of Incorporation, dated April 18, 2019	10-KT	333-161943	3.5	07/25/2019
3.5	Certificate of Amendment to Certificate of Incorporation, dated July 30, 2020	8-K	333-161943	99.1	07/30/2020
3.6	Certificate of Merger of Sport Endurance, Inc. with and into the Company	10-Q	333-161943	3.4	04/15/2019
3.7	Bylaws	10-Q	333-161943	3.5	04/15/2019
3.8	Amended and Restated Certificate of Designation for Series E Convertible Preferred Stock	8-K	333-161943	3.1	05/23/2019
3.9	Certificate of Designation for Series F Convertible Preferred Stock	8-K	333-161943	3.1	10/02/2020
3.10	Certificate of Cancellation of the Amended and Restated Certificate of Designation Preference and Rights of the for Series E Convertible Preferred Stock	S-1/A	333-256405	3.9	06/16/2021
4.1	Form of Common Stock Purchase Warrant in connection with the November 2019 private placement	8-K	333-161943	4.2	11/15/2019
4.2	Form of Subscription Agreement, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	10.6	01/31/2020
4.3	Form of Common Stock Purchase Warrant, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	4.8	01/31/2020
4.4	Form of Common Stock Purchase Warrant, dated December 19, 2019, by and among the Company and the Shareholder Personal Guarantors	10-Q	333-161943	4.10	01/31/2020
4.5	Form of Subscription Agreement dated April 25, 2019 in connection with the May 2019 private placement	8-K	333-161943	10.1	04/30/2019
4.6	Form of Subscription Agreement in connection with the November 2019 private placement	8-K	333-161943	10.1	11/15/2019

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
4.7†	Better Choice Company Inc. Amended and Restated 2019 Incentive Award Plan	10-K	333-161943	10.19	05/04/2020
4.8†	Form of 2019 Incentive Award Plan Stock Option Agreement	S-1	333-234349	10.7	10/28/2019
4.9	Form of Common Stock Purchase Warrant in connection with the June 2020 private placement.	10-Q	333-161943	4.11	06/25/2020
4.10	Form of Subscription Agreement in connection with the June 2020 private placement.	10-Q	333-161943	4.13	06/25/2020
4.11	Form of July 2020 Common Stock Purchase Warrants	8-K	333-161943	10.5	07/21/2020
4.12	Form of Warrant in connection with the October 2020 Series F Private Placement	8-K	333-161943	4.1	10/02/2020
4.13	Form of Securities Purchase Agreement in connection with the October 2020 Series F Private Placement	8-K	333-161943	10.1	10/02/2020
4.14	Form of warrant in connection with the January 2021 Private Placement	S-1/A	333-251241	4.22	02/16/2021
4.15	Form of Securities Purchase Agreement in connection with the January 2021 Private Placement	S-1/A	333-251241	4.23	02/16/2021
10.1†	Form of Indemnification Agreement by and among the Company and its officers and directors	S-1	333-234349	10.8	10/28/2019
10.2†	Employment Agreement, Dated December 28, 2020 by and between Scott Lerner and the Company	8-K/A	333-161943	10.2	01/05/2021
10.3†	Employment Agreement, dated October 8, 2020, by and between Sharla Cook and the Company	10-K	333-161943	10.12	03/30/2021
10.4†	Employment Agreement, dated September 27, 2020, by and between Robert Sauermann and the Company	10-K	333-161943	10.13	03/30/2021
10.5†	Employment Agreement, dated January 1, 2021, by and between Donald Young and the Company	10-K	333-161943	10.14	03/30/2021
10.6	Loan and Security Agreement, dated as of January 6, 2021, by and between Old Plank Trail Community Bank, N.A. ("Lender") and Halo, Purely for Pets, Inc., a Delaware corporation ("Halo")	8-K	333-161943	10.1	01/11/2021
10.7	Term Note A, dated as of January 6, 2021, issued by Halo in favor of Lender	8-K	333-161943	10.3	01/11/2021
10.8	Guaranty and Security Agreement, dated as of January 6, 2021, made by Better Choice Company Inc. (the "Company"), TruPet LLC, a Delaware limited liability company ("TruPet") and Bona Vida, Inc., a Delaware corporation ("Bona Vida"), in favor of Lender	8-K	333-161943	10.4	01/11/2021
10.9	Intellectual Property Security Agreement, dated as of January 6, 2021, executed and delivered by the Company, TruPet and Bona Vida in favor of Lender	8-K	333-161943	10.5	01/11/2021
10.10	Stock Pledge Agreement, dated as of January 6, 2021, executed and delivered by the Company in favor of Lender	8-K	333-161943	10.6	01/11/2021
10.11	First Amendment to Loan and Security Agreement, dated as of January 6, 2021, by and between Old Plank Trail Community Bank, N.A. ("Lender") and Halo, Purely for Pets, Inc., a Delaware corporation ("Halo")	8-K	001-40477	10.1	08/17/2021
10.12	Revolving Promissory Note, dated as of August 13, 2021, issued by Halo in favor of Lender.	8-K	001-40477	10.2	08/17/2021
10.13	Deposit Account Pledge Agreement, dated as of August 13, 2021, executed and delivered by Halo in favor of Lender.	8-K	001-40477	10.3	08/17/2021
10.14 *
Second Amendment to Loan and Security Agreement, dated as of January 6, 2021, by and between Old Plank Trail Community Bank, N.A. ("Lender") and Halo, Purely for Pets, Inc., a Delaware corporation ("Halo")

21.1 *	Subsidiaries of the Company
23.1 *	Consent of BDO USA, LLP

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
23.2 *	Consent of Ernst & Young LLP
24.1 *	Power of Attorney (included on the signature page to this report)
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1 *	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text and including detailed tags.
104	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (included as Exhibit 101).
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
ITEM 16.    FORM 10‑K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTER CHOICE COMPANY INC.

Date: March 29, 2022	By:	/S/ SCOTT LERNER
Scott Lerner
Chief Executive Officer (Principal Executive Officer)

Date: March 29, 2022	By:	/S/ SHARLA A. COOK
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

Signature	Title	Date
/S/ SCOTT LERNER Scott Lerner	Chief Executive Officer (Principal Executive Officer)	March 29, 2022
/S/ SHARLA A. COOK Sharla A. Cook	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2022
/s/ LIONEL F. CONACHER Lionel F. Conacher	Director	March 29, 2022
/s/ ARLENE DICKINSON Arlene Dickinson	Director	March 29, 2022
/s/ GIL FRONZAGLIA Gil Fronzaglia	Director	March 29, 2022
/s/ JOHN M. WORD III John M. Word III	Director	March 29, 2022
/s/ MICHAEL YOUNG Michael Young	Director	March 29, 2022