Form 10-K/A
period 2021-12-31
Better Choice Co Inc.
filed 2022-03-29
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to correct typographical errors in the date of the Report of Independent Registered Public Accounting Firm and the date in Exhibits 101 and 104.
Beyond these typographical corrections, there have been no changes to the financial or other information contained in the Form 10-K as originally filed on March 29, 2022.

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
Income taxes
Our income tax provision consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for any allowable credits, deductions and uncertain tax positions as the arise. During the year ended December 31, 2021, we recorded income tax expense of less than $0.1 million, which relates to indefinite-lived assets. During the year ended December 31, 2020, we did not record income tax expense due to the continued losses incurred by us. The effective tax rate for the years ended December 31, 2021 and 2020 was 1% and (0)%, respectively, which differs from the U.S. Federal statutory rate of 21% due to permanent differences attributable to the change in the fair value of the warrant liabilities and because our losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of NOLs for the years ended December 31, 2021 and 2020.

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
March 29, 2022

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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
(1)Financial Statements - See Index to Consolidated Financial Statements appearing on page 36.
(2)Financial Statement Schedules - None.
(3)Exhibits - The exhibits listed on the accompanying index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.
EXHIBIT INDEX

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
2.1	Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc. and Bona Vida, Inc.	8-K	333-161943	2.1	05/10/2019
2.2	First Amendment to Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc., and Bona Vida, Inc., dated May 3, 2019	8-K	333-161943	2.2	05/10/2019
2.3	Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC	8-K	333-161943	2.3	05/10/2019
2.4	First Amendment to Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC, dated May 6, 2019	8-K	333-161943	2.4	05/10/2019
2.5	Amended and Restated Stock Purchase Agreement, dated December 18, 2019, by and among the Company, Halo, Purely For Pets, Inc., Thriving Paws, LLC and HH-Halo LP	8-K	333-161943	2.1	12/26/2019
3.1	Certificate of Incorporation, dated January 1, 2019	10-Q	333-161943	3.1	04/15/2019
3.2	Certificate of Amendment to Certificate of Incorporation, dated February 1, 2019	10-Q	333-161943	3.2	04/15/2019
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 13, 2019	8-K	333-161943	3.1	03/20/2019
3.4	Certificate of Amendment to Certificate of Incorporation, dated April 18, 2019	10-KT	333-161943	3.5	07/25/2019
3.5	Certificate of Amendment to Certificate of Incorporation, dated July 30, 2020	8-K	333-161943	99.1	07/30/2020
3.6	Certificate of Merger of Sport Endurance, Inc. with and into the Company	10-Q	333-161943	3.4	04/15/2019
3.7	Bylaws	10-Q	333-161943	3.5	04/15/2019
3.8	Amended and Restated Certificate of Designation for Series E Convertible Preferred Stock	8-K	333-161943	3.1	05/23/2019
3.9	Certificate of Designation for Series F Convertible Preferred Stock	8-K	333-161943	3.1	10/02/2020
3.10	Certificate of Cancellation of the Amended and Restated Certificate of Designation Preference and Rights of the for Series E Convertible Preferred Stock	S-1/A	333-256405	3.9	06/16/2021
4.1	Form of Common Stock Purchase Warrant in connection with the November 2019 private placement	8-K	333-161943	4.2	11/15/2019
4.2	Form of Subscription Agreement, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	10.6	01/31/2020
4.3	Form of Common Stock Purchase Warrant, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	4.8	01/31/2020
4.4	Form of Common Stock Purchase Warrant, dated December 19, 2019, by and among the Company and the Shareholder Personal Guarantors	10-Q	333-161943	4.10	01/31/2020
4.5	Form of Subscription Agreement dated April 25, 2019 in connection with the May 2019 private placement	8-K	333-161943	10.1	04/30/2019
4.6	Form of Subscription Agreement in connection with the November 2019 private placement	8-K	333-161943	10.1	11/15/2019

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
4.7†	Better Choice Company Inc. Amended and Restated 2019 Incentive Award Plan	10-K	333-161943	10.19	05/04/2020
4.8†	Form of 2019 Incentive Award Plan Stock Option Agreement	S-1	333-234349	10.7	10/28/2019
4.9	Form of Common Stock Purchase Warrant in connection with the June 2020 private placement.	10-Q	333-161943	4.11	06/25/2020
4.10	Form of Subscription Agreement in connection with the June 2020 private placement.	10-Q	333-161943	4.13	06/25/2020
4.11	Form of July 2020 Common Stock Purchase Warrants	8-K	333-161943	10.5	07/21/2020
4.12	Form of Warrant in connection with the October 2020 Series F Private Placement	8-K	333-161943	4.1	10/02/2020
4.13	Form of Securities Purchase Agreement in connection with the October 2020 Series F Private Placement	8-K	333-161943	10.1	10/02/2020
4.14	Form of warrant in connection with the January 2021 Private Placement	S-1/A	333-251241	4.22	02/16/2021
4.15	Form of Securities Purchase Agreement in connection with the January 2021 Private Placement	S-1/A	333-251241	4.23	02/16/2021
10.1†	Form of Indemnification Agreement by and among the Company and its officers and directors	S-1	333-234349	10.8	10/28/2019
10.2†	Employment Agreement, Dated December 28, 2020 by and between Scott Lerner and the Company	8-K/A	333-161943	10.2	01/05/2021
10.3†	Employment Agreement, dated October 8, 2020, by and between Sharla Cook and the Company	10-K	333-161943	10.12	03/30/2021
10.4†	Employment Agreement, dated September 27, 2020, by and between Robert Sauermann and the Company	10-K	333-161943	10.13	03/30/2021
10.5†	Employment Agreement, dated January 1, 2021, by and between Donald Young and the Company	10-K	333-161943	10.14	03/30/2021
10.6	Loan and Security Agreement, dated as of January 6, 2021, by and between Old Plank Trail Community Bank, N.A. ("Lender") and Halo, Purely for Pets, Inc., a Delaware corporation ("Halo")	8-K	333-161943	10.1	01/11/2021
10.7	Term Note A, dated as of January 6, 2021, issued by Halo in favor of Lender	8-K	333-161943	10.3	01/11/2021
10.8	Guaranty and Security Agreement, dated as of January 6, 2021, made by Better Choice Company Inc. (the "Company"), TruPet LLC, a Delaware limited liability company ("TruPet") and Bona Vida, Inc., a Delaware corporation ("Bona Vida"), in favor of Lender	8-K	333-161943	10.4	01/11/2021
10.9	Intellectual Property Security Agreement, dated as of January 6, 2021, executed and delivered by the Company, TruPet and Bona Vida in favor of Lender	8-K	333-161943	10.5	01/11/2021
10.10	Stock Pledge Agreement, dated as of January 6, 2021, executed and delivered by the Company in favor of Lender	8-K	333-161943	10.6	01/11/2021
10.11	First Amendment to Loan and Security Agreement, dated as of January 6, 2021, by and between Old Plank Trail Community Bank, N.A. ("Lender") and Halo, Purely for Pets, Inc., a Delaware corporation ("Halo")	8-K	001-40477	10.1	08/17/2021
10.12	Revolving Promissory Note, dated as of August 13, 2021, issued by Halo in favor of Lender.	8-K	001-40477	10.2	08/17/2021
10.13	Deposit Account Pledge Agreement, dated as of August 13, 2021, executed and delivered by Halo in favor of Lender.	8-K	001-40477	10.3	08/17/2021
10.14	Second Amendment to Loan and Security Agreement, dated as of January 6, 2021, by and between Old Plank Trail Community Bank, N.A. ("Lender") and Halo, Purely for Pets, Inc., a Delaware corporation ("Halo")	10-K	001-40477	10.14	03/29/2022
21.1	Subsidiaries of the Company	10-K	001-40477	21.1	03/29/2022
23.1 *	Consent of BDO USA, LLP

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
23.2 *	Consent of Ernst & Young LLP
24.1	Power of Attorney	10-K	001-40477	24.1	03/29/2022
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1 *	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text and including detailed tags.
104	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (included as Exhibit 101).
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

Signature	Title	Date
/S/ SCOTT LERNER Scott Lerner	Chief Executive Officer (Principal Executive Officer)	March 29, 2022
/S/ SHARLA A. COOK Sharla A. Cook	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2022
* Lionel F. Conacher	Director	March 29, 2022
* Arlene Dickinson	Director	March 29, 2022
* Gil Fronzaglia	Director	March 29, 2022
* John M. Word III	Director	March 29, 2022
* Michael Young	Director	March 29, 2022

* By Sharla A. Cook as attorney-in-fact

/s/ Sharla A. Cook Sharla A. Cook