Form 10-Q
period 2022-03-31
Better Choice Co Inc.
filed 2022-05-12
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 29,364,712 shares of $0.001 par value common stock outstanding as of May 10, 2022.

Better Choice Company Inc.
FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q ("Quarterly Report") are “forward-looking statements” for purposes of federal and state securities laws, including statements regarding our expectations and projections regarding future developments, operations and financial conditions, and the continuing impact of the COVID-19 pandemic and geopolitical actions, the threat of cyber attacks and our acquisitions, business strategy and strategic priorities. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements contained herein include, among others, statements concerning management's expectations about future events, operating plans and performance, the continued effects of the COVID-19 pandemic and geopolitical actions and the threat of cyber attacks, including levels of consumer, business and economic confidence generally, the regulatory environment, litigation, sales and the expected benefits of acquisitions, and such statements are based on the current beliefs and expectations of management, as applicable. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties, and assumptions. Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise. We qualify all of our forward looking statements by these cautionary statements. You should, however, consult further disclosures we make in future filings and public disclosures, including without limitation, our Annual Report on Form 10-K ("Annual Report"), Quarterly Reports on Forms 10-Q, and Current Reports on Forms 8-K.

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
NOTE REGARDING TRADEMARKS
We own or have rights to use the trademarks and trade names that we use in conjunction with the operation of our business. Each trademark or trade name of any other company appearing in this Quarterly Report on Form 10-Q is, to our knowledge, owned by such other company. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.

PART I
ITEM 1.    FINANCIAL STATEMENTS
Better Choice Company Inc.
Unaudited Condensed Consolidated Statements of Operations
(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Net sales	$17,014	$10,830
Cost of goods sold	12,307	6,554
Gross profit	4,707	4,276
Operating expenses:
Selling, general and administrative	7,577	6,889
Share-based compensation	1,091	2,525
Total operating expenses	8,668	9,414
Loss from operations	(3,961)	(5,138)
Other expense:
Interest expense, net	(76)	(835)
Loss on extinguishment of debt	—	(394)
Change in fair value of warrant liabilities	—	(6,483)
Total other expense, net	(76)	(7,712)
Net loss before income taxes	(4,037)	(12,850)
Income tax expense	3	—
Net loss available to common stockholders	$(4,040)	$(12,850)

Weighted average number of shares outstanding, basic	29,289,504	9,587,509
Weighted average number of shares outstanding, diluted	29,289,504	9,587,509
Net loss per share available to common stockholders, basic	$(0.14)	$(1.38)
Net loss per share available to common stockholders, diluted	$(0.14)	$(1.38)
See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$16,455	$21,729
Restricted cash	6,963	7,213
Accounts receivable, net	9,716	6,792
Inventories, net	8,284	5,245
Prepaid expenses and other current assets	2,874	2,940
Total Current Assets	44,292	43,919
Fixed assets, net	490	369
Right-of-use assets, operating lease	44	56
Intangible assets, net	11,205	11,586
Goodwill	18,614	18,614
Other assets	101	116
Total Assets	$74,746	$74,660
Liabilities & Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$5,726	$4,553
Accrued and other liabilities	1,448	1,879
Term loan, net	979	855
Operating lease liability	46	54
Total Current Liabilities	8,199	7,341
Non-current Liabilities
Term loan, net	4,237	4,559
Line of credit, net	7,360	4,856
Deferred tax liability	24	24
Operating lease liability	—	5
Total Non-current Liabilities	11,621	9,444
Total Liabilities	19,820	16,785
Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 200,000,000 shares authorized, 29,364,712 and 29,146,367 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	29	29
Series F Preferred Stock, $0.001 par value, 30,000 shares authorized, 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	318,193	317,102
Accumulated deficit	(263,296)	(259,256)
Total Stockholders’ Equity (Deficit)	54,926	57,875
Total Liabilities and Stockholders’ Equity (Deficit)	$74,746	$74,660
See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands except shares)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	29,146,367	$29	$317,102	$(259,256)	$57,875
Share-based compensation	218,345	—	1,091	—	1,091
Net loss available to common stockholders	—	—	—	(4,040)	(4,040)
Balance as of March 31, 2022	29,364,712	$29	$318,193	$(263,296)	$54,926

	Common Stock		Series F Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2020	8,651,400	$9	21,754	$—	$232,530	$(260,641)	$(28,102)
Shares and warrants issued pursuant to private placement	546,733	1	—	—	4,071	—	4,072
Share-based compensation	17,537	—	—	—	2,544	—	2,544
Warrant exercises	297,383	—	—	—	1,310	—	1,310
Shares issued to third-party for services	5,000	—	—	—	46	—	46
Warrant modifications	—	—	—		402	(402)	—
Conversion of Series F shares to common stock	1,482,672	1	(4,448)	—	(1)	—	—
Net loss available to common stockholders	—	—	—	—	—	(12,850)	(12,850)
Balance as of March 31, 2021	11,000,725	$11	17,306	$—	$240,902	$(273,893)	$(32,980)
See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flow from Operating Activities:
Net loss available to common stockholders	$(4,040)	$(12,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares and warrants issued to third parties for services	—	46
Depreciation and amortization	409	411
Share-based compensation	1,091	2,544
Change in fair value of warrant liabilities	—	6,483
Payable-in-kind interest expense on notes payable	—	548
Other	237	69
Changes in operating assets and liabilities:
Accounts receivable, net	(2,925)	(2,044)
Inventories, net	(3,260)	287
Prepaid expenses and other assets	81	545
Accounts payable and accrued liabilities	728	1,735
Other	12	(99)
Cash Used in Operating Activities	$(7,667)	$(2,325)
Cash Flow from Investing Activities:
Acquisition of property and equipment	$(150)	$—
Cash Used in Investing Activities	$(150)	$—
Cash Flow from Financing Activities:
Proceeds from shares and warrants issued pursuant to private placement, net	$—	$4,012
Proceeds from revolving lines of credit	2,500	5,155
Payments on revolving lines of credit	—	(5,584)
Proceeds from term loan	—	6,000
Payments on term loans	(200)	(8,080)
Cash received for warrant exercises	—	1,310
Debt issuance costs	(7)	(116)
Cash Provided by Financing Activities	$2,293	$2,697
Net (decrease) increase in cash and cash equivalents and restricted cash	$(5,524)	$372
Total cash and cash equivalents and restricted cash, beginning of period	28,942	3,989
Total cash and cash equivalents and restricted cash, end of period	$23,418	$4,361
Supplemental cash flow information:

	Three Months Ended March 31,
	2022	2021
Cash paid during the period for:
Interest	$67	$148
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
Basis of presentation
The Company’s condensed consolidated financial statements are prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reports and accounting principles generally accepted in the United States ("GAAP"). Accordingly, the Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements. Results of operations for interim periods may not be representative of results to be expected for the full year.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report for the year ended December 31, 2021, filed with the SEC.
Consolidation
The condensed financial statements are presented on a consolidated basis and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of estimates
The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates these assumptions, judgments and estimates. Actual results may differ from these estimates.
In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the periods ended March 31, 2022 and 2021, the financial position as of March 31, 2022 and December 31, 2021 and the cash flows for the periods ended March 31, 2022 and 2021.
Summary of significant accounting policies
For additional information, please refer to the most recently filed Annual Report regarding the Company's summary of significant accounting policies.
Advertising
The Company charges advertising costs to expense as incurred and such charges are included in selling, general and administrative ("SG&A") expenses. The Company's advertising expenses consist primarily of online advertising, search costs, email advertising, and radio advertising. In addition, we reimburse our customers and third parties for in store activities and record these costs as advertising expenses. Advertising costs were $2.3 million for the three months ended March 31, 2022 and $2.0 million for the three months ended March 31, 2021, respectively.

New accounting standards
Issued but not yet adopted
ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”
In June 2016, the FASB issued ASU 2016-13, a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard is effective for the Company on January 1, 2023, and early adoption is permitted. The Company is currently evaluating the impact the standard will have on its consolidated financial statements and related disclosures, but does not expect the guidance to have a significant impact on the financial statements.
ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”
In March 2020, the FASB issued ASU 2020-04, which provides optional expedient and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (IBORs) and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The ASU can be adopted no later than December 1, 2022 with early adoption permitted. This standard will not have an impact on our consolidated financial statements.
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
Revenue channels
The Company groups its revenue channels into four categories: E-Commerce, which includes the sale of product to online retailers such as Amazon and Chewy; Brick & Mortar, which primarily includes the sale of product to Pet Specialty retailers such as Petco, Pet Supplies Plus and neighborhood pet stores, as well as to select grocery chains; DTC, which includes the sale of product through the Company's website; and International, which includes the sale of product to foreign distribution partners and to select international retailers (transacted in U.S. dollars).
Information about the Company’s net sales by revenue channel is as follows (in thousands):

	Three Months Ended March 31,
	2022		2021
E-commerce (1)	$3,824	22%	$4,010	37%
Brick & Mortar (2)	4,334	26%	1,894	18%
DTC	1,933	11%	2,436	22%
International (3)	6,923	41%	2,490	23%
Net Sales	$17,014	100%	$10,830	100%
(1)The Company's E-Commerce channel includes one customer that amounted to greater than 10% of the Company's total net sales during the three months ended March 31, 2022 and two customers that amounted to greater than 10% of the Company's total net sales during the three months ended March 31, 2021. These customers had $2.2 million of net sales during the three months ended March 31, 2022 and an aggregate of $3.7 million of net sales during the three months ended March 31, 2021.
(2)The Company's Brick & Mortar channel includes $1.8 million of net sales from one customer that amounted to greater than 10% of the Company's total net sales during the three months ended March 31, 2022. None of the Company's Brick & Mortar customers represented greater than 10% of net sales during the three months ended March 31, 2021.
(3)The Company's International channel includes $5.8 million of net sales from one customer in China that amounted to greater than 10% of the Company's total net sales during the three months ended March 31, 2022. None of the Company's International customers represented greater than 10% of net sales during the three months ended March 31, 2021.

Note 3 - Inventories
Inventories are summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
Food, treats and supplements	$7,867	$4,666
Inventory packaging and supplies	1,087	1,028
Total Inventories	8,954	5,694
Inventory reserve	(670)	(449)
Inventories, net	$8,284	$5,245
Note 4 - Prepaid expenses and other current assets
Prepaid expenses and other current assets are summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
Prepaid advertising contract with iHeart (1)	$2,095	$2,095
Other prepaid expenses and other current assets (2)	779	845
Total Prepaid expenses and other current assets	$2,874	$2,940
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
(2) As of March 31, 2022 and December 31, 2021, this amount includes various other prepaid contracts.
Note 5 - Accrued and other liabilities
Accrued and other liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued taxes	$104	$139
Accrued payroll and benefits	738	755
Accrued trade promotions	14	119
Accrued interest	27	25
Deferred revenue	237	225
Other	328	616
Total accrued and other liabilities	$1,448	$1,879
Note 6 - Goodwill and intangible assets
Goodwill
Goodwill was $18.6 million as of March 31, 2022 and December 31, 2021, respectively. The Company performed a quantitative assessment for its annual impairment test as of October 1, 2021. Under the quantitative approach, the Company makes various estimates and assumptions to determine the estimated fair value of the reporting unit using a combination of a discounted cash flow model and earnings multiples for guideline public companies. As of March 31, 2022 and December 31, 2021, there was no accumulated impairment loss and no impairment expense related to goodwill and no indicators, events or changes in circumstances that would indicate goodwill was impaired during the period from October 2, 2021 through March 31, 2022.

Intangible assets
The Company’s intangible assets (in thousands) and related useful lives (in years) are as follows:

			March 31, 2022		December 31, 2021
	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	7	$7,190	$(2,344)	$4,846	$(2,088)	$5,102
Trade name	15	7,500	(1,141)	6,359	(1,016)	6,484
Total intangible assets		$14,690	$(3,485)	$11,205	$(3,104)	$11,586
Amortization expense was $0.4 million for the three months ended March 31, 2022 and 2021, respectively.
The estimated future amortization of intangible assets over the remaining weighted average useful life of 9.3 years is as follows (in thousands):

Remainder of 2022	$1,145
2023	1,527
2024	1,527
2025	1,527
2026	1,494
Thereafter	3,985
$11,205
There were no indicators or impairment of the intangible assets as of March 31, 2022.
Note 7 - Debt
The components of the Company’s debt consist of the following (in thousands):

Dollars in thousands		March 31, 2022		December 31, 2021
	Maturity Date	Amount	Rate	Amount	Rate
Term loan, net	1/6/2024	$5,216	(1)	$5,414	(2)
Line of credit, net	1/6/2024	7,360	(1)	4,856	(2)
Total debt		12,576		10,270
Less current portion		979		855
Total long term debt		$11,597		$9,415
(1)Interest at a variable rate of the daily Federal Funds Rate plus 285 basis points with an interest rate floor of 2.50% per annum.
(2)Interest at a variable rate of LIBOR plus 250 basis points with an interest rate floor of 2.50% per annum.
Term loans and lines of credit
On January 6, 2021, Halo, Purely for Pets, Inc., a wholly owned subsidiary of Better Choice Company Inc. ("Halo") entered into a credit facility with Old Plank Trail Community Bank, N.A., an affiliate of Wintrust Bank, N.A. (“Wintrust”) consisting of a $6.0 million term loan and a $6.0 million revolving line of credit, each scheduled to mature on January 6, 2024 and each bore interest at a variable rate of LIBOR plus 250 basis points, with an interest rate floor of 2.50% per annum (the "Wintrust Credit Facility"). The Second Wintrust Amendment described below updated the rate at which the Wintrust Credit Facility bears interest to the greater of the daily Federal Funds Rate plus 285 basis points, or the interest rate floor, which remained unchanged. Accrued interest on the Wintrust Credit Facility is payable monthly which commenced on February 1, 2021. Principal payments are required to be made monthly on the term loan commencing February 2021 with a balloon payment upon maturity. The proceeds from the Wintrust Credit Facility were used (i) to repay outstanding principal, interest and fees under the previous revolving line of credit with Citizens Business Bank (the "ABL Facility") and (ii) for general corporate purposes. Debt issuance costs of $0.1 million were incurred related to the Wintrust Credit Facility.

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
The Wintrust Credit Facility is secured by a general guaranty and security interest on the assets, including the intellectual property, of the Company and its subsidiaries. The Company has also pledged all of the capital stock of Halo held by the Company as additional collateral. Furthermore, the Wintrust Credit Facility was supported by a collateral pledge by a member of the Company’s board of directors; as a result of the First Wintrust Amendment described below, this collateral pledge was terminated and released.
On August 13, 2021, Halo entered into the first amendment to the Wintrust Credit Facility (the “First Wintrust Amendment”) to increase the revolving line of credit from $6.0 million to $7.5 million. The First Wintrust Amendment also required Halo to secure the credit facility with a pledge of a deposit account in the amount of $7.2 million, which was decreased to $6.9 million on January 1, 2022 and will be further decreased to $6.0 million on January 1, 2023. Additionally, on March 25, 2022, the Company entered into the second amendment to the Wintrust Credit Facility (the "Second Wintrust Amendment") which provided for the release of the Company's Bona Vida subsidiary as a guarantor, an update to the financial covenants as described above and an update to the rate at which the Wintrust Credit Facility bears interest, which is also described above.
As of March 31, 2022, the term loan and line of credit outstanding under the Wintrust Credit Facility were $5.2 million and $7.4 million, respectively, net of debt issuance costs of less than $0.1 million, respectively. As of December 31, 2021, the term loan and line of credit outstanding were $5.4 million and $4.9 million, respectively, net of debt issuance costs of less than $0.1 million, respectively. Debt issuance costs are amortized using the effective interest method. The carrying amount for the Company’s term loan and line of credit approximate fair value as the instruments have variable interest rates that approximate market rates.
As of March 31, 2022, the Company was in compliance with all debt covenant requirements and there were no events of default.
Note 8 - Commitments and contingencies
The Company had no material purchase obligations as of March 31, 2022 or December 31, 2021.
The Company may be involved in legal proceedings, claims, and regulatory, tax, or government inquiries and investigations that arise in the ordinary course of business resulting in loss contingencies. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs such as outside counsel fees and expenses are charged to expense in the period incurred and are recorded in SG&A expenses. The Company does not accrue for contingent losses that are considered to be reasonably possible, but not probable; however, the Company discloses the range of such reasonably possible losses. Loss contingencies considered remote are generally not disclosed.
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

Note 9 - Warrants
The following summarizes the Company's outstanding warrants to purchase shares of the Company's common stock as of and for the periods ended March 31, 2022 and December 31, 2021:

	Warrants	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2020	9,916,997	$7.32
Issued	548,110	$8.70
Exercised	(389,881)	$4.52
Terminated/Expired	(641,642)	$24.64
Warrants outstanding as of December 31, 2021	9,433,584	$5.92
Issued	—	$—
Exercised	—	$—
Terminated/Expired	—	$—
Warrants outstanding as of March 31, 2022	9,433,584	$5.92
There was no intrinsic value associated with the outstanding warrants as of March 31, 2022 and December 31, 2021, respectively.
Note 10 - Share-based compensation
During the three months ended March 31, 2022 and March 31, 2021, the Company recognized $1.1 million and $2.5 million, respectively, of share-based compensation expense.
On November 11, 2019, the Company received shareholder approval for the Amended and Restated 2019 Incentive Award Plan (the “Amended 2019 Plan”). The Amended 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock or cash-based awards or a dividend equivalent award. The total number of shares currently authorized for issuance under the Amended 2019 Plan is 5,614,637.
Stock options
Options granted under the Amended 2019 Plan vest over a period of two to three years. All vested options are exercisable and may be exercised through the ten-year anniversary of the grant date (or such earlier date described in the applicable award agreement). The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model. During the three months ended March 31, 2022 and March 31, 2021, the Company granted 525,000 and 929,834 stock options, respectively, under the Amended 2019 Plan.
As of March 31, 2022 and December 31, 2021, the Company had 3,206,683 and 2,684,041 stock options outstanding, respectively.
Stock awards
In February 2022, the Company granted 218,345 shares of common stock to members of its board of directors under the Amended 2019 Plan as compensation for annual board service. The stock awards were immediately vested and, as such, the Company recorded share-based compensation expense of $0.5 million upon issuance.
Note 11 - Income taxes
For the three months ended March 31, 2022, the Company recorded minimal income tax expense and for the three months ended March 31, 2021, the Company recorded no income tax expense. For the three months ended March 31, 2022, the Company's effective tax rate was less than 1% and for the three months ended March 31, 2021, the Company’s effective tax rate was 0%. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily because the Company’s losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of net operating losses ("NOLs”) for the three months ended March 31, 2022 and for the year ended December 31, 2021.
Note 12 - Related party transactions
Director fees
The Company pays quarterly board of director fees. As of March 31, 2022 and December 31, 2021, $0.1 million of director fees were in accounts payable on the Condensed Consolidated Balance Sheets, respectively.

Note 13 - Concentrations
Major suppliers
The Company sourced approximately 72% of its inventory purchases from three vendors for the three months ended March 31, 2022. The Company sourced approximately 71% of its inventory purchases from three vendors for the three months ended March 31, 2021.
Major customers
Accounts receivable from three customers represented 82% of accounts receivable as of March 31, 2022. Accounts receivable from three customers represented 71% of accounts receivable as of December 31, 2021. Four customers represented 67% of gross sales for the three months ended March 31, 2022. Two customers represented 42% of gross sales for the three months ended March 31, 2021.
Credit risk
As of March 31, 2022 and December 31, 2021, the Company’s cash and cash equivalents were deposited in accounts at certain financial institutions and may maintain some balances in excess of federally insured limits. The Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents.
Note 14 - Loss per share
The Company presents loss per share on a basic and diluted basis. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding ("WASO") during the period. For the three months ended March 31, 2022 and March 31, 2021, the Company’s basic and diluted net loss per share attributable to common stockholders are the same because the Company generated a net loss and common stock equivalents are excluded from diluted net loss per share as they have an antidilutive impact.
The following table sets forth basic and diluted net loss per share available to common stockholders for the three months ended March 31, 2022 and 2021 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
Common stockholders	2022	2021
Numerator:
Net loss	$(4,040)	$(12,850)
Less: Adjustment due to warrant modifications	—	402
Adjusted net loss available to common stockholders	$(4,040)	$(13,252)
Denominator:
Basic WASO	29,289,504	9,587,509
Diluted WASO	29,289,504	9,587,509
Net loss per share available to common stockholders, basic	$(0.14)	$(1.38)
Net loss per share available to common stockholders, diluted	$(0.14)	$(1.38)

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
We sell our premium and super-premium products (which we believe generally includes products with a retail price greater than $0.20 per ounce) under the Halo brand umbrella, which includes Halo Holistic™, Halo Elevate® and the TruDog brand, which we anticipate will be rebranded under the Halo umbrella in 2022. Our diverse and established customer base has enabled us to penetrate multiple channels of trade, which we believe enables us to deliver on core consumer needs and serve pet parents wherever they shop. We group these channels of trade into four distinct categories: E-Commerce, which includes the sale of product to online retailers such as Amazon and Chewy; Brick & Mortar, which primarily includes the sale of product to Pet Specialty retailers such as Petco, Pet Supplies Plus and neighborhood pet stores, as well as to select grocery chains; DTC, which includes the sale of product through our website halopets.com; and International, which includes the sale of product to foreign distribution partners and to select international retailers.
The Global Pet Food and Treat Market
The U.S. represents the largest and most developed market for pet food globally, with food and treats accounting for approximately $39 billion of consumer sales in 2019, or 36% of the total U.S. pet care market, according to AlphaWise and Morgan Stanley Research. According to the American Pet Product Association, between 66% and 70% of all households in the U.S. own a pet, equating to a total pet population of more than 130 million companion animals and an average of 1.7 pets per household. Pet spending represents a significant portion of household spend on consumer products, as this translates to an average annual spend on pet care of more than $1,500 per pet owning household, with $460 of this spend attributed to pet food and treats.
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
•Well Positioned to Capitalize On a Once-in-a-Generation Demographic Shift in Asia. We believe that Asia represents the largest macro-growth opportunity in the global pet food industry. In China, the number of households that own a pet has doubled in the last five years, with younger pet owners leading growth.
Results of Operations for the three months ended March 31, 2022 and 2021
The following table sets forth our consolidated results for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021	Change	%
Net sales	$17,014	$10,830	$6,184	57%
Cost of goods sold	12,307	6,554	5,753	88%
Gross profit	4,707	4,276	431	10%
Operating expenses:
Selling, general and administrative	7,577	6,889	688	10%
Share-based compensation	1,091	2,525	(1,434)	(57)%
Total operating expenses	8,668	9,414	(746)	(8)%
Loss from operations	(3,961)	(5,138)	1,177	23%
Other expense:
Interest expense, net	(76)	(835)	759	91%
Loss on extinguishment of debt	—	(394)	394	100%
Change in fair value of warrant liabilities	—	(6,483)	6,483	100%
Total other expense, net	(76)	(7,712)	7,636	99%
Net loss before income taxes	(4,037)	(12,850)	8,813	69%
Income tax expense	3	—	3	100%
Net loss available to common stockholders	$(4,040)	$(12,850)	$8,810	69%

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
Information about our revenue channels is as follows (in thousands):

	Three Months Ended March 31,
	2022		2021
E-commerce	$3,824	22%	$4,010	37%
Brick & Mortar	4,334	26%	1,894	18%
DTC	1,933	11%	2,436	22%
International	6,923	41%	2,490	23%
Net Sales	$17,014	100%	$10,830	100%
(1)The Company's E-Commerce channel includes one customer that amounted to greater than 10% of the Company's total net sales during the three months ended March 31, 2022 and two customers that amounted to greater than 10% of the Company's total net sales during the three months ended March 31, 2021. These customers had $2.2 million of net sales during the three months ended March 31, 2022 and $3.7 million of net sales for both customers during the three months ended March 31, 2021.
(2)The Company's Brick & Mortar channel includes $1.8 million of net sales from one customer that amounted to greater than 10% of the Company's total net sales during the three months ended March 31, 2022. None of the Company's Brick & Mortar customers represented greater than 10% of net sales during the three months ended March 31, 2021.
(3)The Company's International channel includes $5.8 million of net sales from one customer in China that amounted to greater than 10% of the Company's total net sales during the three months ended March 31, 2022. None of the Company's International customers represented greater than 10% of net sales during the three months ended March 31, 2021.

Net sales increased $6.2 million, or 57%, to $17.0 million for the three months ended March 31, 2022 compared to $10.8 million for the three months ended March 31, 2021. The increase was driven by growth in our Brick & Mortar channel driven by the launch of Halo Elevate® and growth in our International channel, partially offset by lower E-commerce sales driven by out of stocks primarily impacting our Halo Holistic™ canned wet portfolio and transportation delays, and lower DTC sales driven by preparation for the TruDog rebrand under the Halo umbrella. Our revenue growth has been negatively impacted by the supply chain issues being felt globally. We are navigating through short-term shortages in raw materials as well as production delays stemming from supply chain shortages and labor constraints.
Key factors that we expect to affect our future sales growth include new product innovation, our new product launch, our expansion strategy in each of the sales channels and our key supplier relationships.
Gross profit
Cost of goods sold consists primarily of the cost of product obtained from co-manufacturers, packaging materials, freight costs for shipping inventory to the warehouse, as well as third-party warehouse and order fulfillment costs. We review inventory on hand periodically to identify damages, slow moving inventory, and/or aged inventory. Based on this analysis, we record inventories at the lower of cost or net realizable value, with any reduction in value expensed as cost of goods sold.
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

During the three months ended March 31, 2022, gross profit increased $0.4 million, or 10%, to $4.7 million compared to $4.3 million during the three months ended March 31, 2021. Gross profit margin decreased 11% to 28% for the three months ended March 31, 2022 compared to 39% for the three months ended March 31, 2021. The change was driven by cost increases from our primary suppliers as a result of broad-scale inflation in the industry. We are actively working with our co-manufacturer and freight partners as well as transitioning some of our primary suppliers to generate future cost savings. Additionally, we have taken price increases to our customers to help cover these cost increases beginning late in the third quarter of 2021 and additional price increases in the first quarter of 2022, which will become effective in the second quarter of 2022. We will continue to refine and optimize our overall pricing strategy as we evaluate the future impact of inflation and align ourselves with the market. Although we expect to improve our gross profit margin in the future, if we fail to effectively optimize our pricing strategy or if significant inflationary pressures continue to intensify, it could have a material negative impact on our future profitability.
Operating expenses
Our SG&A expenses consist of the following:
•Sales and marketing costs, including specific customer promotional programs, paid media, content creation expenses and our DTC selling platform. Marketing costs are geared towards customer acquisition and retention and building brand awareness. During the three months ended March 31, 2022, Sales and marketing costs increased approximately $0.9 million or 46%, to $2.9 million from $2.0 million during the three months ended March 31, 2021. The increase was driven primarily by increased promotional spend in our International sales channel, as well as advertising agency fees related to our new sales strategy that we are beginning to implement, partially offset by an intentional decrease in DTC marketing spend as we begin to shift the focus of our investments to our longer-term DTC strategy.
•Employee compensation and benefits decreased approximately $0.5 million or 18% during the three months ended March 31, 2022 to $2.0 million from $2.5 million during the three months ended March 31, 2021. The decrease was primarily related to higher severance costs during the three months ended March 31, 2021, partially offset by the addition of several key members to our management team during 2021 that have significant operating experience in the pet and consumer-packaged good sectors which we believe will enable us to successfully execute our growth strategy.
•Freight, which is primarily related to the shipping of DTC orders to customers, decreased approximately $0.1 million or 10% during the three months ended March 31, 2022 to $0.4 million from $0.5 million during the three months ended March 31, 2021. The decrease was driven by the decrease in DTC net sales as described above, partially offset by overall shipping industry inflation.
•Non-cash charges including depreciation, amortization, disposal or sale of assets and bad debt expense decreased $0.1 million or 12% during the three months ended March 31, 2022 to $0.4 million from $0.5 million for the three months ended March 31, 2021. The decrease was driven by disposals of certain assets during three months ended March 31, 2021.
•Other general and administrative costs for various general corporate expenses, including professional services, information technology, rent, travel, costs related to merchant credit card fees, insurance, product development costs, and warehousing costs. During the three months ended March 31, 2022, other general and administrative costs increased $0.3 million, or 22% to $1.8 million compared to $1.5 million for the three months ended March 31, 2021. The increase was driven by a non-cash reduction of our sales tax liability of $0.5 million during the three months ended March 31, 2021 with no similar reduction of expense during the three months ended March 31, 2022, as well as increased International consulting fees. This increase was partially offset by lower professional fees and a reduction in rent expense as a result of prior lease terminations.
Share-based compensation includes expenses related to equity awards issued to employees and non-employee directors. During the three months ended March 31, 2022, share-based compensation decreased $1.4 million, or 57%, to $1.1 million as compared to $2.5 million for the three months ended March 31, 2021. The decrease was driven by accelerated vesting on certain stock option grants during the three months ended March 31, 2021 with no similar expense during the three months ended March 31, 2022, partially offset by common stock issued for board service during the three months ended March 31, 2022.
Interest expense, net
During the three months ended March 31, 2022, interest expense decreased $0.7 million to $0.1 million from $0.8 million for the three months ended March 31, 2021. Interest expense for the three months ended March 31, 2022 is comprised of interest on our Wintrust Credit Facility and the amortization of debt issuance costs. Interest expense for the three months ended March 31, 2021 is comprised of interest on our debt, payable in-kind interest on our previous senior subordinated convertible notes, and the amortization of debt issuance costs and accretion of debt discounts.

Loss on extinguishment of debt
During the three months ended March 31, 2021, we incurred a loss on extinguishment of debt of $0.4 million, while there was no corresponding activity for the three months ended March 31, 2022. Loss on extinguishment of debt for the three months ended March 31, 2021 relates to extinguishment accounting applied in connection with us terminating our prior term loan and credit facility.
Change in fair value of warrant liabilities
Common stock warrants classified as liabilities are revalued at each balance sheet date subsequent to the initial issuance and changes in the fair value are reflected in the Condensed Consolidated Statements of Operations as change in fair value of warrant liability. The change in fair value for the three months ended March 31, 2021 relates to the increase in the fair value of the common stock warrants issued in connection with the Series F Private Placement; upon consummation of the Company's Initial Public Offering (the "IPO") on July 1, 2021, these warrants met the requirements to be considered equity were reclassified as such.
Income taxes
Our income tax provision consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for any allowable credits, deductions and uncertain tax positions as they arise. During the three months ended March 31, 2022, we recorded income tax expense of less than $0.1 million. During the three months ended March 31, 2021, we did not record income tax expense due to the continued losses incurred by us. The effective tax rate is less than 1% and 0% for the three months ended March 31, 2022 and 2021, respectively, which differs from the U.S. Federal statutory rate of 21% primarily because our losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of our NOLs.
Liquidity and capital resources
In connection with our IPO, we issued and sold 8,000,000 shares of common stock at a price of $5.00 per share. On July 1, 2021, we received total net proceeds of approximately $36.1 million from the IPO, after deducting underwriting discounts and commissions of $2.8 million, and offering costs of approximately $1.1 million.
We have financed our operations primarily through the sales of shares of our common stock, warrants, preferred stock, and loans. On March 31, 2022 and December 31, 2021, we had cash and cash equivalents and restricted cash of $23.4 million and $28.9 million, respectively.
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
We are subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of its products, the successful protection of its proprietary technologies, ability to grow into new markets, and compliance with government regulations. As of March 31, 2022, we have not experienced a significant adverse impact to our business, financial condition or cash flows resulting from the COVID-19 pandemic, geopolitical actions or threat of cyber attacks. However, uncertainties regarding the continued economic impact of the COVID-19 pandemic, geopolitical actions and threat of cyber attacks are likely to result in sustained market turmoil, which could negatively impact our business, financial condition, and cash flows in the future.

A summary of our cash flows is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash flows (used in) provided by:
Operating activities	$(7,667)	$(2,325)
Investing activities	(150)	—
Financing activities	2,293	2,697
Net increase (decrease) in cash and cash equivalents and restricted cash	$(5,524)	$372
Cash flows from operating activities
Cash used in operating activities increased $5.3 million, or 230%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in cash used in operating activities was driven by significant fluctuations in our working capital, including a comparative increase in our inventory balance of $3.5 million as we continued to build inventory for the Halo Elevate® launch, a comparative reduction in accounts payable and accrued liabilities of $1.0 million, and a comparative increase in accounts receivable balances of $0.9 million due to the timing of sales and collections.
Cash flows from investing activities
Cash used in investing activities was $0.2 million during the three months ended March 31, 2022 and no cash flow related to investing activities during the three months ended March 31, 2021. The cash used in investing activities is related to the purchase of fixed assets.
Cash flows from financing activities
Cash provided by financing activities was $2.3 million for the three months ended March 31, 2022 compared to cash provided by financing activities of $2.7 million during the three months ended March 31, 2021. The cash provided by financing activities for the three months ended March 31, 2022 was related to proceeds from the revolving line of credit of $2.5 million, partially offset by payments on the term loan of $0.2 million. The cash provided by financing activities for the three months ended March 31, 2021 was related to proceeds from private placements of $4.1 million and cash received from warrant exercises of $1.3 million, partially offset by net payments on the term loans of $2.1 million, net payments on the revolving line of credit of $0.4 million and $0.1 million in debt issuance costs.
Indebtedness
As of March 31, 2022, our indebtedness consisted of a term loan and a revolving credit facility. For additional details about the terms, covenants and restrictions contained in the Wintrust Credit Facility, see "Note 7 - Debt" to our interim condensed consolidated financial statements included in this Quarterly Report.
Off-balance sheet arrangements
We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net sales, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgements involved in the accounting policies described in our Annual Report for the year ended December 31, 2021 have the greatest potential impact on our financial statements and, therefore, we consider those to be our critical accounting estimates. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. There have been no material changes to our critical accounting estimates compared to the descriptions in our Annual Report for the year ended December 31, 2021.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and not required to provide the information under this Item.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Management evaluated its internal control over financial reporting for the quarter ended March 31, 2022. Based upon that evaluation our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in internal control over financial reporting
There were no changes in internal control over financial reporting during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors described under the heading “Risk Factors” in our Annual Report filed on March 29, 2022. While we believe there have been no material changes from the risk factors previously disclosed, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report that could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward-looking statements contained in this Quarterly Report, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS
The following exhibits are filed herewith.
EXHIBIT INDEX

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc. and Bona Vida, Inc.	8-K	333-161943	2.1	05/10/2019
2.2	First Amendment to Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc., and Bona Vida, Inc., dated May 3, 2019	8-K	333-161943	2.2	05/10/2019
2.3	Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC	8-K	333-161943	2.3	05/10/2019
2.4	First Amendment to Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC, dated May 6, 2019	8-K	333-161943	2.4	05/10/2019

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.5	Amended and Restated Stock Purchase Agreement, dated December 18, 2019, by and among the Company, Halo, Purely For Pets, Inc., Thriving Paws, LLC and HH-Halo LP	8-K	333-161943	2.1	12/26/2019
3.1	Certificate of Incorporation, dated January 1, 2019	10-Q	333-161943	3.1	04/15/2019
3.2	Certificate of Amendment to Certificate of Incorporation, dated February 1, 2019	10-Q	333-161943	3.2	04/15/2019
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 13, 2019	8-K	333-161943	3.1	03/20/2019
3.4	Certificate of Amendment to Certificate of Incorporation, dated April 18, 2019	10-KT	333-161943	3.5	07/25/2019
3.5	Certificate of Amendment to Certificate of Incorporation, dated July 30, 2020	8-K	333-161943	99.1	07/30/2020
3.6	Certificate of Merger of Sport Endurance, Inc. with and into the Company	10-Q	333-161943	3.4	04/15/2019
3.7	Bylaws	10-Q	333-161943	3.5	04/15/2019
3.8	Certificate of Designation for Series F Convertible Preferred Stock	8-K	333-161943	3.1	10/02/2020
4.1	Form of Warrant in connection with the November 2019 private placement	8-K	333-161943	4.2	11/15/2019
4.2	Form of Subscription Agreement, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	10.6	01/31/2020
4.3	Form of Warrant, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	4.8	01/31/2020
4.4	Form of Warrant, dated December 19, 2019, by and among the Company and the Shareholder Personal Guarantors	10-Q	333-161943	4.10	01/31/2020
4.5	Form of Subscription Agreement dated April 25, 2019 in connection with the May 2019 private placement	8-K	333-161943	10.1	04/30/2019
4.6	Form of Subscription Agreement in connection with the November 2019 private placement	8-K	333-161943	10.1	11/15/2019
4.7†	Better Choice Company Inc. Amended and Restated 2019 Incentive Award Plan	10-K	333-161943	10.19	05/04/2020
4.8†	Form of 2019 Incentive Award Plan Stock Option Agreement	S-1	333-234349	10.7	10/28/2019
4.9	Form of Warrant in connection with the June 2020 private placement.	10-Q	333-161943	4.11	06/25/2020
4.10	Form of Subscription Agreement in connection with the June 2020 private placement.	10-Q	333-161943	4.13	06/25/2020
4.11	Form of July 2020 Warrants	8-K	333-161943	10.5	07/21/2020
4.12	Form of Warrant in connection with the October 2020 Series F Private Placement	8-K	333-161943	4.1	10/02/2020
4.13	Form of Securities Purchase Agreement in connection with the October 2020 Series F Private Placement	8-K	333-161943	10.1	10/02/2020
4.14	Form of Warrant in connection with the January 2021 Private Placement	S-1/A	333-251241	4.22	02/16/2021
4.15	Form of Securities Purchase Agreement in connection with the January 2021 Private Placement	S-1/A	333-251241	4.23	02/16/2021
10.1†	Form of Indemnification Agreement by and among the Company and its officers and directors	S-1	333-234349	10.8	10/28/2019
10.2†	Employment Agreement, dated December 28, 2020 by and between Scott Lerner and the Company	8-K/A	333-161943	10.2	01/05/2021
10.3†	Employment Agreement, dated October 8, 2020, by and between Sharla Cook and the Company	10-K	333-161943	10.12	03/30/2021
10.4†	Employment Agreement, dated September 27, 2020, by and between Robert Sauermann and the Company	10-K	333-161943	10.13	03/30/2021
10.5†	Employment Agreement, dated January 1, 2021, by and between Donald Young and the Company	10-K	333-161943	10.14	03/30/2021
10.6	Loan and Security Agreement, dated as of January 6, 2021, by and between Old Plank Trail Community Bank, N.A. and Halo, Purely for Pets, Inc.	8-K	333-161943	10.1	01/11/2021

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.7	Term Note A, dated as of January 6, 2021, issued by Halo Purely for Pets, Inc.	8-K	333-161943	10.3	01/11/2021
10.8	Guaranty and Security Agreement, dated as of January 6, 2021, made by Better Choice Company Inc., TruPet LLC, and Bona Vida, Inc., a Delaware corporation	8-K	333-161943	10.4	01/11/2021
10.9	Intellectual Property Security Agreement, dated as of January 6, 2021, executed and delivered by the Company, TruPet and Bona Vida	8-K	333-161943	10.5	01/11/2021
10.10	Stock Pledge Agreement, dated as of January 6, 2021, executed and delivered by the Company in favor of Lender	8-K	333-161943	10.6	01/11/2021
10.11	First Amendment to Loan and Security Agreement, dated as of January 6, 2021, by and between Old Plank Trail Community Bank, N.A. and Halo, Purely for Pets, Inc.	8-K	001-40477	10.1	08/17/2021
10.12	Revolving Promissory Note, dated as of August 13, 2021, issued by Halo Purely for Pets, Inc.	8-K	001-40477	10.2	08/17/2021
10.13	Deposit Account Pledge Agreement, dated as of August 13, 2021, executed and delivered by Halo Purely for Pets, Inc.	8-K	001-40477	10.3	08/17/2021
10.14	Second Amendment to Loan and Security Agreement, dated as of January 6, 2021, by and between Old Plank Trail Community Bank, N.A. and Halo, Purely for Pets, Inc.	10-K	001-40477	10.14	03/29/2022
21.1	Subsidiaries of the Company	10-K	001-40477	21.1	03/29/2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101*	The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text and including detailed tags
104*	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (included as Exhibit 101)
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

BETTER CHOICE COMPANY INC.

Date: May 12, 2022	By:	/s/ SCOTT LERNER

Scott Lerner
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ SHARLA A. COOK

Sharla A. Cook
Chief Financial Officer (Principal Financial and Accounting Officer)