Form 10-Q
period 2022-06-30
Better Choice Co Inc.
filed 2022-08-11
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 29,364,712 shares of $0.001 par value common stock outstanding as of August 9, 2022.

Better Choice Company Inc.
FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q ("Quarterly Report") are “forward-looking statements” for purposes of federal and state securities laws. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements contained herein include, among others, statements concerning management's expectations about future events, operating plans and performance, the continued effects of the COVID-19 pandemic and geopolitical actions and the threat of cyber-attacks, including levels of consumer, business and economic confidence generally, the regulatory environment, litigation, sales and the expected benefits of our business strategy and strategic priorities, and such statements are based on the current beliefs and expectations of management, as applicable. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties, and assumptions. Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise. We qualify all of our forward-looking statements by these cautionary statements. You should, however, consult further disclosures we make in future filings and public disclosures, including without limitation, our Annual Report on Form 10-K ("Annual Report"), Quarterly Reports on Forms 10-Q, and Current Reports on Forms 8-K.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:
•our ability to continue as a going concern
•the impact of damage to or interruption of our information technology systems due to cyber-attacks or other circumstances beyond our control
•the impact of the COVID-19 pandemic on the global pet health and wellness industry, our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations;
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

PART I
ITEM 1.    FINANCIAL STATEMENTS
Better Choice Company Inc.
Unaudited Condensed Consolidated Statements of Operations
(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$16,515	$10,989	$33,529	$21,819
Cost of goods sold	11,788	7,088	24,095	13,644
Gross profit	4,727	3,901	9,434	8,175
Operating expenses:
Selling, general and administrative	8,187	6,766	15,764	13,653
Share-based compensation	801	332	1,892	2,857
Total operating expenses	8,988	7,098	17,656	16,510
Loss from operations	(4,261)	(3,197)	(8,222)	(8,335)
Other (expense) income:
Interest expense, net	(106)	(2,234)	(182)	(3,069)
Gain on extinguishment of debt, net	—	851	—	457
Change in fair value of warrant liabilities	—	29,356	—	22,873
Total other (expense) income, net	(106)	27,973	(182)	20,261
Net (loss) income before income taxes	(4,367)	24,776	(8,404)	11,926
Income tax expense	—	—	3	—
Net (loss) income available to common stockholders	$(4,367)	$24,776	$(8,407)	$11,926

Weighted average number of shares outstanding, basic	29,364,712	11,126,909	29,327,316	10,361,462
Weighted average number of shares outstanding, diluted	29,364,712	21,389,413	29,327,316	20,498,829
Net (loss) income per share available to common stockholders, basic	$(0.15)	$2.23	$(0.29)	$1.11
Net (loss) income per share available to common stockholders, diluted	$(0.15)	$1.19	$(0.29)	$0.56
See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$10,860	$21,729
Restricted cash	6,963	7,213
Accounts receivable, net	8,691	6,792
Inventories, net	10,489	5,245
Prepaid expenses and other current assets	2,948	2,940
Total Current Assets	39,951	43,919
Fixed assets, net	480	369
Right-of-use assets, operating lease	31	56
Intangible assets, net	10,823	11,586
Goodwill	18,614	18,614
Other assets	101	116
Total Assets	$70,000	$74,660
Liabilities & Stockholders’ Equity
Current Liabilities
Accounts payable	$4,004	$4,553
Accrued and other liabilities	2,215	1,879
Term loan, net	1,130	855
Operating lease liability	33	54
Total Current Liabilities	7,382	7,341
Non-current Liabilities
Term loan, net	3,866	4,559
Line of credit, net	7,368	4,856
Deferred tax liability	24	24
Operating lease liability	—	5
Total Non-current Liabilities	11,258	9,444
Total Liabilities	18,640	16,785
Stockholders’ Equity
Common Stock, $0.001 par value, 200,000,000 shares authorized, 29,364,712 and 29,146,367 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	29	29
Series F Preferred Stock, $0.001 par value, 30,000 shares authorized, 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	318,994	317,102
Accumulated deficit	(267,663)	(259,256)
Total Stockholders’ Equity	51,360	57,875
Total Liabilities and Stockholders’ Equity	$70,000	$74,660
See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except shares)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	29,146,367	$29	$317,102	$(259,256)	$57,875
Share-based compensation	218,345	—	1,091	—	1,091
Net loss available to common stockholders	—	—	—	(4,040)	(4,040)
Balance as of March 31, 2022	29,364,712	$29	$318,193	$(263,296)	$54,926
Share-based compensation	—	—	801	—	801
Net loss available to common stockholders	—	—	—	(4,367)	(4,367)
Balance as of Balance as of June 30, 2022	29,364,712	$29	$318,994	$(267,663)	$51,360

	Common Stock		Series F Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance as of December 31, 2020	8,651,400	$9	21,754	$—	$232,530	$(260,641)	$(28,102)
Shares and warrants issued pursuant to private placement	546,733	1	—	—	4,071	—	4,072
Share-based compensation	17,537	—	—	—	2,544	—	2,544
Warrant exercises	297,383	—	—	—	1,310	—	1,310
Shares issued to third-party for services	5,000	—	—	—	46	—	46
Warrant modifications	—	—	—		402	(402)	—
Conversion of Series F shares to common stock	1,482,672	1	(4,448)	—	(1)	—	—
Net loss available to common stockholders	—	—	—	—	—	(12,850)	(12,850)
Balance as of March 31, 2021	11,000,725	$11	17,306	$—	$240,902	$(273,893)	$(32,980)
Warrant exercise	83,333	—	—	—	375	—	375
Conversion of Series F shares to common stock	4,000	—	(12)	—	—	—	—
Conversion of convertible notes to common stock	4,732,420	5	—	—	21,771	—	21,776
Share-based compensation	—	—	—	—	313	—	313
Shares issued in lieu of fractional shares due to reverse stock split	1,081	—	—	—	—	—	—
Net income available to common stockholders	—	—	—	—	—	24,776	24,776
Balance as of June 30, 2021	15,821,559	$16	17,294	$—	$263,361	$(249,117)	$14,260
See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flow from Operating Activities:
Net (loss) income available to common stockholders	$(8,407)	$11,926
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Shares and warrants issued to third parties for services	—	46
Depreciation and amortization	839	824
Amortization of debt issuance costs and discounts	26	1,777
Share-based compensation	1,892	2,857
Change in fair value of warrant liabilities	—	(22,873)
Payable-in-kind interest expense on notes payable	—	1,110
Other	255	(930)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,905)	(558)
Inventories, net	(5,489)	(332)
Prepaid expenses and other assets	6	1,256
Accounts payable and accrued liabilities	(227)	328
Other	12	(93)
Cash Used in Operating Activities	$(12,998)	$(4,662)
Cash Flow from Investing Activities:
Acquisition of property and equipment	$(189)	$(54)
Cash Used in Investing Activities	$(189)	$(54)
Cash Flow from Financing Activities:
Proceeds from shares and warrants issued pursuant to private placement, net	$—	$4,012
Proceeds from revolving lines of credit	5,000	5,155
Payments on revolving lines of credit	(2,500)	(5,214)
Proceeds from term loan	—	6,000
Payments on term loans	(425)	(8,229)
Cash received for warrant exercises	—	1,685
IPO proceeds, net	—	(19)
Debt issuance costs	(7)	(116)
Cash Provided by Financing Activities	$2,068	$3,274
Net decrease in cash and cash equivalents and restricted cash	$(11,119)	$(1,442)
Total cash and cash equivalents and restricted cash, beginning of period	28,942	3,989
Total cash and cash equivalents and restricted cash, end of period	$17,823	$2,547
Supplemental cash flow information:

	Six Months Ended June 30,
	2022	2021
Cash paid during the period for:
Interest	$156	$221
See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - Nature of business and summary of significant accounting policies
Nature of the business
Better Choice Company Inc. (the "Company") is a pet health and wellness company focused on providing pet products and services that help dogs and cats live healthier, happier and longer lives. The Company has a broad portfolio of pet health and wellness products for dogs and cats sold under its Halo brand across multiple forms, including foods, treats, toppers, dental products, chews and supplements. The products consist of kibble and canned dog and cat food, freeze-dried raw dog food and treats, vegan dog food and treats, oral care products and supplements.
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
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company's Annual Report for the year ended December 31, 2021, filed with the SEC.
Consolidation
The condensed financial statements are presented on a consolidated basis and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates these assumptions, judgments and estimates. Actual results may differ from these estimates.
In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the periods ended June 30, 2022 and 2021, the financial position as of June 30, 2022 and December 31, 2021 and the cash flows for the periods ended June 30, 2022 and 2021.
Going Concern Considerations
The Company is subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of its products, the successful protection of its proprietary technologies, ability to grow into new markets, and compliance with government regulations. The Company has continually incurred losses, has an accumulated deficit and is currently subject to certain financial covenants, which requires maintaining a minimum liquidity (as defined in the Wintrust Credit Facility, defined below) of no less than (i) $13.0 million as of the last day of each fiscal quarter ending March 31, 2022, through and including the last day of the fiscal quarter ending December 31, 2022 and (ii) $12.0 million as of the last day of the fiscal quarter ending March 31, 2023, and as of the last day of each fiscal quarter thereafter. Our continued operating losses along with this financial covenant create substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these interim condensed consolidated financial statements are issued. The Company does not currently expect it will be able to generate sufficient cash flow from operations to maintain sufficient liquidity to meet the required financial covenant in certain periods prior to maturity giving the lender the right to call the debt. The Company will need to either raise additional capital or obtain additional financing, and/or secure future waivers or amendments from its lenders, or accomplish some combination of these items to maintain sufficient liquidity. There can be no assurance that the Company will be successful in raising additional capital, securing future waivers and/or amendments from its lenders, renewing or refinancing its existing debt or securing new financing. If the Company is unsuccessful in doing so, it may need to reduce the scope of its operations, repay amounts owed to its lenders or sell certain assets.

The Company is continuing to implement plans to achieve operating profitability, as well as implementing other strategic objectives to address the liquidity. The accompanying interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and payments of liabilities in the ordinary course of business. Accordingly, the interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.
Summary of significant accounting policies
For additional information, please refer to the most recently filed Annual Report regarding the Company's summary of significant accounting policies.
Advertising
The Company charges advertising costs to expense as incurred and such charges are included in selling, general and administrative ("SG&A") expenses. The Company's advertising expenses consist primarily of online advertising, search costs, email advertising, and radio advertising. In addition, we reimburse our customers and third parties for in store activities and record these costs as advertising expenses. Advertising costs were $2.9 million and $5.2 million for the three and six months ended June 30, 2022 and $2.1 million and $4.1 million for the three and six months ended June 30, 2021, respectively.
Share repurchases
On May 10, 2022, the Company's board of directors approved a share repurchase program that authorizes the repurchase of up to $3.0 million of the Company's outstanding common stock in the open market through December 31, 2022. Repurchased shares are immediately retired and returned to unissued status. During the six months ended June 30, 2022 no shares were repurchased.
New accounting standards
Issued but not yet adopted
ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”
In June 2016, the FASB issued ASU 2016-13, a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard is effective for the Company on January 1, 2023, and early adoption is permitted. The Company is currently evaluating the impact the standard, including subsequent updates, will have on its consolidated financial statements and related disclosures, but does not expect the guidance to have a significant impact on the financial statements.
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

Information about the Company’s net sales by revenue channel is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
E-commerce (1)	$3,681	22%	$2,892	26%	$7,505	22%	$6,902	32%
Brick & Mortar (2)	3,956	24%	1,698	16%	8,290	25%	3,592	16%
DTC	1,762	11%	2,341	21%	3,695	11%	4,777	22%
International (3)	7,116	43%	4,058	37%	14,039	42%	6,548	30%
Net Sales	$16,515	100%	$10,989	100%	$33,529	100%	$21,819	100%
(1)The Company's E-commerce channel includes two customers that amounted to greater than 10% of the Company's total net sales during the three and six months ended June 30, 2022. These customers had an aggregate of $3.6 million and $7.3 million of net sales during the three and six months ended June 30, 2022, respectively. Two customers amounted to greater than 10% of the Company's total net sales during the three and six months ended June 30, 2021, respectively. These customers had an aggregate of $2.6 million and $6.4 million of net sales during the three and six months ended June 30, 2021, respectively.
(2)The Company's Brick & Mortar channel includes $2.2 million and $4.0 million of net sales from one customer that amounted to greater than 10% of the Company's total net sales during the three and six months ended June 30, 2022, respectively. None of the Company's Brick & Mortar customers represented greater than 10% of net sales during the three and six months ended June 30, 2021.
(3)One of the Company's International customers in China amounted to greater than 10% of the Company's total net sales during the three and six months ended June 30, 2022 and represented $5.5 million and $11.3 million of net sales, respectively. One of the Company's International customers in China represented greater than 10% of net sales during the three and six months ended June 30, 2021 and represented $2.7 million and $3.8 million of net sales, respectively.
Note 3 - Inventories
Inventories are summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
Food, treats and supplements	$10,166	$4,666
Inventory packaging and supplies	1,017	1,028
Total Inventories	11,183	5,694
Inventory reserve	(694)	(449)
Inventories, net	$10,489	$5,245
Note 4 - Prepaid expenses and other current assets
Prepaid expenses and other current assets are summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
Prepaid advertising contract with iHeart (1)	$2,095	$2,095
Other prepaid expenses and other current assets (2)	853	845
Total Prepaid expenses and other current assets	$2,948	$2,940
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
(2) As of June 30, 2022 and December 31, 2021, this amount includes various other prepaid contracts.

Note 5 - Accrued and other liabilities
Accrued and other liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued taxes	$78	$139
Accrued payroll and benefits	1,164	755
Accrued interest	34	25
Deferred revenue	249	225
Inventory received not billed	370	—
Other	320	735
Total accrued and other liabilities	$2,215	$1,879
Note 6 - Goodwill and intangible assets
Goodwill
Goodwill was $18.6 million as of June 30, 2022 and December 31, 2021, respectively. The Company performed a quantitative assessment for its annual impairment test as of October 1, 2021. Under the quantitative approach, the Company makes various estimates and assumptions to determine the estimated fair value of the reporting unit using a combination of a discounted cash flow model and earnings multiples for guideline public companies. As of June 30, 2022 and December 31, 2021, there was no accumulated impairment loss and no impairment expense related to goodwill and no indicators, events or changes in circumstances that would indicate goodwill was impaired during the period from October 2, 2021 through June 30, 2022.
Intangible assets
The Company’s intangible assets (in thousands) and related useful lives (in years) are as follows:

			June 30, 2022		December 31, 2021
	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	7	$7,190	$(2,601)	$4,589	$(2,088)	$5,102
Trade name	15	7,500	(1,266)	6,234	(1,016)	6,484
Total intangible assets		$14,690	$(3,867)	$10,823	$(3,104)	$11,586
Amortization expense was $0.4 million and $0.8 million for the three and six months ended June 30, 2022 and 2021, respectively.
The estimated future amortization of intangible assets over the remaining weighted average useful life of 9.1 years is as follows (in thousands):

Remainder of 2022	$764
2023	1,527
2024	1,527
2025	1,527
2026	1,494
Thereafter	3,984
$10,823
There were no indicators or impairment of the intangible assets as of June 30, 2022.

Note 7 - Debt
The components of the Company’s debt consist of the following (in thousands):

		June 30, 2022		December 31, 2021
	Maturity Date	Amount	Rate	Amount	Rate
Term loan, net	1/6/2024	$4,996	(1)	$5,414	(2)
Line of credit, net	1/6/2024	7,368	(1)	4,856	(2)
Total debt		12,364		10,270
Less current portion		1,130		855
Total long term debt		$11,234		$9,415
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
As of June 30, 2022, the term loan and line of credit outstanding under the Wintrust Credit Facility were $5.0 million and $7.4 million, respectively, net of debt issuance costs of less than $0.1 million, respectively. As of December 31, 2021, the term loan and line of credit outstanding were $5.4 million and $4.9 million, respectively, net of debt issuance costs of less than $0.1 million, respectively. Debt issuance costs are amortized using the effective interest method. The carrying amount for the Company’s term loan and line of credit approximate fair value as the instruments have variable interest rates that approximate market rates.

As of June 30, 2022, the Company was in compliance with all debt covenant requirements and there were no events of default.
Note 8 - Commitments and contingencies
The Company had no material purchase obligations as of June 30, 2022 or December 31, 2021.
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
Note 9 - Warrants
The following summarizes the Company's outstanding warrants to purchase shares of the Company's common stock as of and for the periods ended June 30, 2022 and December 31, 2021:

	Warrants	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2020	9,916,997	$7.32
Issued	548,110	$8.70
Exercised	(389,881)	$4.52
Terminated/Expired	(641,642)	$24.64
Warrants outstanding as of December 31, 2021	9,433,584	$5.92
Issued	—	$—
Exercised	—	$—
Terminated/Expired	—	$—
Warrants outstanding as of June 30, 2022	9,433,584	$5.92
There was no intrinsic value associated with the outstanding warrants as of June 30, 2022 and December 31, 2021, respectively.
Note 10 - Share-based compensation
During the three and six months ended June 30, 2022, the Company recognized $0.8 million and $1.9 million, respectively, of share-based compensation expense. During the three and six months ended June 30, 2021, the Company recognized $0.3 million and $2.9 million, respectively, of share-based compensation expense.
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
Stock options
Options granted under the Amended 2019 Plan vest over a period of two to three years. All vested options are exercisable and may be exercised through the ten-year anniversary of the grant date (or such earlier date described in the applicable award agreement). The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model. During the three and six months ended June 30, 2022, the Company granted 77,000 and 602,000 stock options, respectively, under the Amended 2019 Plan. During the three and six months ended June 30, 2021, the Company granted 25,834 and 955,688 stock options, respectively, under the Amended 2019 Plan.

As of June 30, 2022 and December 31, 2021, the Company had 3,261,774 and 2,684,041 stock options outstanding, respectively.
Stock awards
In February 2022, the Company granted 218,345 shares of common stock to members of its board of directors under the Amended 2019 Plan as compensation for annual board service. The stock awards were immediately vested and, as such, the Company recorded share-based compensation expense of $0.5 million upon issuance.
Note 11 - Income taxes
For the three and six months ended June 30, 2022, the Company recorded minimal income tax expense and for the three and six months ended June 30, 2021, the Company recorded no income tax expense. For the three and six months ended June 30, 2022, the Company's effective tax rate was less than 1% and for the three and six months ended June 30, 2021, the Company’s effective tax rate was 0%. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily because the Company’s losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of net operating losses ("NOLs”) for the six months ended June 30, 2022 and for the year ended December 31, 2021.
Note 12 - Related party transactions
Director fees
The Company pays quarterly board of director fees. As of June 30, 2022 and December 31, 2021, $0.1 million of director fees were in accounts payable on the Condensed Consolidated Balance Sheets, respectively.
Note 13 - Concentrations
Major suppliers
The Company sourced approximately 73% of its inventory purchases from three vendors for the six months ended June 30, 2022. The Company sourced approximately 68% of its inventory purchases from two vendors for the six months ended June 30, 2021.
Major customers
Accounts receivable from three customers represented 89% of accounts receivable as of June 30, 2022. Accounts receivable from three customers represented 71% of accounts receivable as of December 31, 2021. Four customers represented 68% of gross sales for the six months ended June 30, 2022. Three customers represented 50% of gross sales for the six months ended June 30, 2021.
Credit risk
As of June 30, 2022 and December 31, 2021, the Company’s cash and cash equivalents were deposited in accounts at certain financial institutions and may maintain some balances in excess of federally insured limits. The Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents.
Note 14 - (Loss) earnings per share
The Company presents (loss) earnings per share on a basic and diluted basis. Basic (loss) earnings per share is computed by dividing net (loss) earnings by the weighted average number of common shares outstanding ("WASO") during the period. Diluted (loss) earnings per share includes the dilutive effect of common stock equivalents, consisting of stock options and warrants using the treasury stock method and convertible notes and preferred stock using the if-converted method. Under the treasury stock method, the amount the holder must pay for exercising stock options or warrants and the amount of average compensation cost for future service that has not yet been recognized are collectively assumed to be used to repurchase shares.
For the three and six months ended June 30, 2022, the Company’s basic and diluted net loss per share attributable to common stockholders are the same because the Company generated a net loss and common stock equivalents are excluded from diluted net loss per share as they have an antidilutive impact. As the Company reported net income for the three and six months ended June 30, 2021, basic and diluted net earnings per share attributable to common stockholders are calculated as outlined above. For the three and six months ended June 30, 2021, the weighted average diluted common shares had 3,471,245 and 4,474,577 common stock equivalents excluded, respectively, based on the fact that their inclusion would have had an anti-dilutive effect on earnings per share.

The following table sets forth basic and diluted net (loss) earnings per share available to common stockholders for the three and six months ended June 30, 2022 and 2021 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Common stockholders	2022	2021	2022	2021
Basic (loss) earnings per share:
Numerator:
Net (loss) income	$(4,367)	$24,776	$(8,407)	$11,926
Less: Adjustment due to warrant modifications	—	—	—	402
Adjusted net (loss) income available to common stockholders	$(4,367)	$24,776	$(8,407)	$11,524
Denominator:
Basic WASO	29,364,712	11,126,909	29,327,316	10,361,462
Net (loss) earnings per share available to common stockholders, basic	$(0.15)	$2.23	$(0.29)	$1.11

Dilutive (loss) earnings per share:
Numerator:
Net (loss) income	$(4,367)	$24,776	$(8,407)	$11,926
Less: Adjustment due to warrant modifications	—	—	—	402
Add: Interest expense on convertible notes, net	—	656	—	—
Adjusted net (loss) income available to common stockholders	$(4,367)	$25,432	$(8,407)	$11,524
Denominator:
Basic WASO	29,364,712	11,126,909	29,327,316	10,361,462
Dilutive common stock equivalents	—	10,262,504	—	10,137,367
Diluted WASO	29,364,712	21,389,413	29,327,316	20,498,829
Net (loss) earnings per share available to common stockholders, diluted	$(0.15)	$1.19	$(0.29)	$0.56
Note 15 - Subsequent events
During July 2022, the Company completed a legal merger of TruPet, LLC, a wholly owned subsidiary of Better Choice Company Inc. ("TruPet"), and Halo, with Halo as the surviving entity, in connection with the execution of rebranding its former TruDog brand under the Halo brand umbrella.

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
Overview and Outlook
Better Choice is a rapidly growing pet health and wellness company committed to leading the industry shift toward pet products and services that help dogs and cats live healthier, happier and longer lives. Our mission is to become the most innovative premium pet food company in the world, and we are motivated by our commitment to making products with integrity and treating pets and their parents with respect. We believe that our broad portfolio of pet health and wellness products are well positioned to benefit from the trends of growing pet humanization and an increased consumer focus on health and wellness, and have adopted a laser focused, channel-specific approach to growth that is driven by new product innovation. Our executive team has a proven history of success in both pet and consumer-packaged goods, and has over 50 years of combined experience in the pet industry and over 100 years of combined experience in the consumer-packaged goods industry.
We sell our premium and super-premium products (which we believe generally includes products with a retail price greater than $0.20 per ounce) under the Halo brand umbrella, which includes Halo Holistic™, Halo Elevate® and the former TruDog brand, which has been rebranded and successfully integrated under the Halo brand umbrella during the third quarter of 2022. Our core products sold under the Halo brand are made with high-quality, thoughtfully sourced ingredients for natural, science based nutrition. Each innovative recipe is formulated with leading veterinary and nutrition experts to deliver optimal health. Our diverse and established customer base has enabled us to penetrate multiple channels of trade, which we believe enables us to deliver on core consumer needs and serve pet parents wherever they shop. We group these channels of trade into four distinct categories: E-commerce, which includes the sale of product to online retailers such as Amazon and Chewy; Brick & Mortar, which primarily includes the sale of product to Pet Specialty retailers such as Petco, Pet Supplies Plus and neighborhood pet stores, as well as to select grocery chains; DTC, which includes the sale of product through our website halopets.com; and International, which includes the sale of product to foreign distribution partners and to select international retailers.
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

Beyond the estimated $3.9 billion permanent increase to annual spend on pet food and treats, this “Pet Boom” was driven by the acceleration of pet ownership by millennial and Gen-Z households. From a demographic perspective, younger pet owners are more likely to spend a higher percentage of their income on pets, treat their pet as an important member of the family and to purchase products from pet specialty and online retailers rather than from grocery stores. Along these lines, women are 3.2 times more interested in purchasing pet food than men, and are 2.4 times more likely to engage with search ads than men. Taken holistically, these traits suggest a preference to purchase more premium and super-premium pet food and treats from brands like Halo, with a tendency to purchase products in the channels where we compete.
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

Results of Operations for the three and six months ended June 30, 2022 and 2021
The following table sets forth our consolidated results for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
Net sales	$16,515	$10,989	$5,526	50%	$33,529	$21,819	$11,710	54%
Cost of goods sold	11,788	7,088	4,700	66%	24,095	13,644	10,451	77%
Gross profit	4,727	3,901	826	21%	9,434	8,175	1,259	15%
Operating expenses:
Selling, general and administrative	8,187	6,766	1,421	21%	15,764	13,653	2,111	15%
Share-based compensation	801	332	469	141%	1,892	2,857	(965)	(34)%
Total operating expenses	8,988	7,098	1,890	27%	17,656	16,510	1,146	7%
Loss from operations	(4,261)	(3,197)	(1,064)	(33)%	(8,222)	(8,335)	113	1%
Other (expense) income:
Interest expense, net	(106)	(2,234)	2,128	(95)%	(182)	(3,069)	2,887	(94)%
Gain on extinguishment of debt, net	—	851	(851)	(100)%	—	457	(457)	(100)%
Change in fair value of warrant liabilities	—	29,356	(29,356)	(100)%	—	22,873	(22,873)	(100)%
Total other (expense) income, net	(106)	27,973	(28,079)	(100)%	(182)	20,261	(20,443)	(101)%
Net (loss) income before income taxes	(4,367)	24,776	(29,143)	118%	(8,404)	11,926	(20,330)	170%
Income tax expense	—	—	—	—%	3	—	3	100%
Net (loss) income available to common stockholders	$(4,367)	$24,776	$(29,143)	118%	$(8,407)	$11,926	$(20,333)	170%
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

Information about our revenue channels is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
E-commerce (1)	$3,681	22%	$2,892	26%	$7,505	22%	$6,902	32%
Brick & Mortar (2)	3,956	24%	1,698	16%	8,290	25%	3,592	16%
DTC	1,762	11%	2,341	21%	3,695	11%	4,777	22%
International (3)	7,116	43%	4,058	37%	14,039	42%	6,548	30%
Net Sales	$16,515	100%	$10,989	100%	$33,529	100%	$21,819	100%
(1)The Company's E-commerce channel includes two customers that amounted to greater than 10% of the Company's total net sales during the three and six months ended June 30, 2022. These customers had an aggregate of $3.6 million and $7.3 million of net sales during the three and six months ended June 30, 2022, respectively. Two customers amounted to greater than 10% of the Company's total net sales during the three and six months ended June 30, 2021, respectively. These customers had an aggregate of $2.6 million and $6.4 million of net sales during the three and six months ended June 30, 2021, respectively.
(2)The Company's Brick & Mortar channel includes $2.2 million and $4.0 million of net sales from one customer that amounted to greater than 10% of the Company's total net sales during the three and six months ended June 30, 2022, respectively. None of the Company's Brick & Mortar customers represented greater than 10% of net sales during the three and six months ended June 30, 2021.
(3)One of the Company's International customers in China amounted to greater than 10% of the Company's total net sales during the three and six months ended June 30, 2022 and represented $5.5 million and $11.3 million of net sales, respectively. One of the Company's International customers in China represented greater than 10% of net sales during the three and six months ended June 30, 2021 and represented $2.7 million and $3.8 million of net sales, respectively.
Net sales increased $5.5 million, or 50%, to $16.5 million for the three months ended June 30, 2022 compared to $11.0 million for the three months ended June 30, 2021. Net sales increased $11.7 million, or 54%, to $33.5 million for the six months ended June 30, 2022 compared to $21.8 million for the six months ended June 30, 2021. The increases were driven by growth in our Brick & Mortar channel driven by the launch of Halo Elevate®, growth in our International channel and growth in our E-commerce channel, partially offset by lower DTC sales driven by an intentional reduction in new customer acquisition advertising in preparation for our strategic rebranding of TruDog under the Halo umbrella which was successfully executed and implemented in July 2022. Our revenue growth and the sales for certain products has been negatively impacted by the supply chain issues being felt globally as we navigate through short-term shortages in raw materials as well as production delays stemming from labor constraints.
Key factors that we expect to affect our future sales growth include new product innovation and launches, our expansion strategy in each of the sales channels and our key supplier relationships.
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
During the three months ended June 30, 2022, gross profit increased $0.8 million, or 21%, to $4.7 million compared to $3.9 million during the three months ended June 30, 2021. Gross profit margin decreased 6% to 29% for the three months ended June 30, 2022 compared to 35% for the three months ended June 30, 2021. During the six months ended June 30, 2022, gross profit increased $1.2 million, or 15%, to $9.4 million compared to $8.2 million during the three months ended June 30, 2021. Gross profit margin decreased 9% to 28% for the six months ended June 30, 2022 compared to 37% for the six months ended June 30, 2021. The change in margin was driven primarily by cost increases from our primary suppliers as a result of broad-scale inflation in the industry.

We are actively working with our co-manufacturer and freight partners as well as transitioning some of our primary suppliers to generate future cost savings. Additionally, we have taken price increases to our customers to help cover these cost increases beginning late in the third quarter of 2021 and additional price increases in the first quarter of 2022, which became effective in the second quarter of 2022. We could see continued margin variability due to the current economic environment and pricing pressures due to inflationary costs for both transportation and raw materials. We will continue to refine and optimize our overall pricing strategy as we evaluate the future impact of inflation and align ourselves with the market.
Operating expenses
Our SG&A expenses consist of the following:
•Sales and marketing costs for specific customer promotional programs, paid media, content creation expenses and our DTC selling platform. Marketing costs are geared towards customer acquisition and retention and building brand awareness. During the three months ended June 30, 2022, sales and marketing costs increased approximately $1.1 million or 44%, to $3.6 million from $2.5 million during the three months ended June 30, 2021. During the six months ended June 30, 2022, sales and marketing costs increased approximately $2.0 million or 45%, to $6.5 million from $4.5 million during the six months ended June 30, 2021. The increases were driven primarily by increased promotional spend in our International sales channel, as well as marketing and advertising agency fees related to building and launching our new sales strategy, partially offset by an intentional decrease in DTC marketing spend as we begin to shift the focus of our investments to our longer-term DTC strategy.
•Employee compensation and benefits increased approximately $0.6 million or 38% during the three months ended June 30, 2022 to $2.2 million from $1.6 million during the three months ended June 30, 2021. During the six months ended June 30, 2022, employee compensation and benefits increased approximately $0.1 million or 2% to $4.2 million from $4.1 million during the six months ended June 30, 2021. The increases were primarily related to the addition of several key members to our management team during the second half of 2021 that have significant operating experience in the pet and consumer-packaged good sectors which we believe will enable us to successfully execute our growth strategy, partially offset by higher severance costs during the first half of 2021.
•Freight, which is primarily related to the shipping of DTC orders to customers, remained flat at $0.5 million for both the three months ended June 30, 2022 and 2021. Freight also remained flat at $0.9 million for both the six months ended June 30, 2022 and 2021. Freight costs are generally increasing, offset by our lower DTC sales as described above.
•Non-cash charges including depreciation, amortization, disposal or sale of assets and bad debt expense decreased $0.2 million or 33% during the three months ended June 30, 2022 to $0.4 million from $0.6 million for the three months ended June 30, 2021. During the six months ended June 30, 2022, non-cash charges decreased approximately $0.2 million or 18% to $0.9 million from $1.1 million during the six months ended June 30, 2021. The decreases were driven by disposals of certain assets during 2021.
•Other general and administrative costs for various general corporate expenses, including professional services, information technology, insurance, travel, costs related to merchant credit card fees, product development costs, rent, and warehousing costs. During the three months ended June 30, 2022, other general and administrative costs decreased $0.1 million, or 6% to $1.5 million compared to $1.6 million for the three months ended June 30, 2021. The decrease was driven by lower professional fees and lower franchise taxes, partially offset by a non-cash reduction of our sales tax liability of $0.1 million during the three months ended June 30, 2021 with no similar expense during the three months ended June 30, 2022, as well as increased international consulting fees during the three months ended June 30, 2022. During the six months ended June 30, 2022, other general and administrative costs increased $0.2 million, or 6% to $3.3 million compared to $3.1 million for the six months ended June 30, 2021. The increase was driven by a non-cash reduction of our sales tax liability of $0.6 million during the six months ended June 30, 2021 with no similar reduction of expense during the six months ended June 30, 2022, as well as increased International consulting fees during the six months ended June 30, 2022, partially offset by lower professional fees, lower franchise taxes and a reduction in rent expense as a result of prior lease terminations.
Share-based compensation includes expenses related to equity awards issued to employees and non-employee directors. During the three months ended June 30, 2022, share-based compensation increased $0.5 million, or 141%, to $0.8 million as compared to $0.3 million for the three months ended June 30, 2021. The increase was primarily driven by accelerated vesting of a certain stock option grant during the three months ended June 30, 2022, additional stock option grants, and a non-recurring reduction to expense during the three months ended June 30, 2021. During the six months ended June 30, 2022, share-based compensation decreased $1.0 million, or 34%, to $1.9 million as compared to $2.9 million for the six months ended June 30, 2021. The decrease was driven by accelerated vesting on certain stock option grants during 2021, partially offset by common stock issued for board service and accelerated vesting of a certain stock option grant during 2022 and additional option grants.

Interest expense, net
During the three months ended June 30, 2022, interest expense decreased $2.1 million to $0.1 million from $2.2 million for the three months ended June 30, 2021. During the six months ended June 30, 2022, interest expense decreased $2.9 million to $0.2 million from $3.1 million for the six months ended June 30, 2021. Interest expense for the three and six months ended June 30, 2022 is comprised of interest on our Wintrust Credit Facility and the amortization of debt issuance costs. Interest expense for the three and six months ended June 30, 2021 is comprised of interest on our Wintrust Credit Facility, payable in-kind interest on our previous senior subordinated convertible notes, and the amortization of debt issuance costs and accretion of debt discounts, including $1.4 million during the three months ended June 30, 2021 associated with the remaining discount on the previous convertible notes, which was fully accreted to interest expense in connection with the conversion to common stock resulting from the commencement of the trading of our common stock on the NYSE.
Gain on extinguishment of debt, net
During the three months ended June 30, 2021, we incurred a gain on extinguishment of debt of $0.9 million, while there was no corresponding activity for the three months ended June 30, 2022. Gain on extinguishment of debt for the three months ended June 30, 2021 relates to extinguishment accounting applied in connection with the forgiveness of our Paycheck Protection Program ("PPP") loans. During the six months ended June 30, 2021, we incurred a net gain on extinguishment of debt of $0.5 million, while there was no corresponding activity for the six months ended June 30, 2022. Gain on extinguishment of debt for the six months ended June 30, 2021 relates to extinguishment accounting applied in connection with the forgiveness of our PPP loans, partially offset by the loss on termination of a term loan and ABL Facility.
Change in fair value of warrant liabilities
Common stock warrants classified as liabilities are revalued at each balance sheet date subsequent to the initial issuance and changes in the fair value are reflected in the Condensed Consolidated Statements of Operations as change in fair value of warrant liabilities. The change in fair value for the three and six months ended June 30, 2021 relates to the change in the fair value of common stock warrants issued in connection with a private placement. Upon consummation of our IPO on July 1, 2021, these warrants met the requirements to be considered equity were reclassified as such.
Income taxes
Our income tax provision consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for any allowable credits, deductions and uncertain tax positions as they arise. During the three and six months ended June 30, 2022, we recorded minimal income tax expense. During the three and six months ended June 30, 2021, we did not record income tax expense due to the continued losses incurred by us. The effective tax rate is less than 1% for the three and six months ended June 30, 2022 and 0% for the three and six months ended June 30, 2021, which differs from the U.S. Federal statutory rate of 21% primarily because our losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of our NOLs.
Liquidity and capital resources
Historically, we have financed our operations primarily through the sales of shares of our common stock, warrants, preferred stock, and loans. In connection with our IPO on July 1, 2021, we issued and sold 8,000,000 shares of common stock at a price of $5.00 per share and received total net proceeds of approximately $36.1 million, after deducting underwriting discounts and commissions of $2.8 million, and offering costs of approximately $1.1 million. On June 30, 2022 and December 31, 2021, we had cash and cash equivalents and restricted cash of $17.8 million and $28.9 million, respectively.
We are subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of our products, the successful protection of our proprietary technologies, ability to grow into new markets, and compliance with government regulations. As of June 30, 2022, we have not experienced a significant adverse impact to our business, financial condition or cash flows resulting from the COVID-19 pandemic, geopolitical actions or threat of cyber-attacks. However, we have seen adverse impacts to our gross profit margin due to inflationary pressures in the current economic environment. Uncertainties regarding the continued economic impact of inflationary pressures, the COVID-19 pandemic, geopolitical actions and threat of cyber-attacks are likely to result in sustained market turmoil, which could negatively impact our business, financial condition, and cash flows in the future.
We are required to maintain a minimum liquidity (as defined in the Wintrust Credit Facility) of no less than (i) $13.0 million as of the last day of each fiscal quarter ending March 31, 2022, through and including the last day of the fiscal quarter ending December 31, 2022 and (ii) $12.0 million as of the last day of the fiscal quarter ending March 31, 2023, and as of the last day of each fiscal quarter thereafter, to comply with our financial covenants. We have historically incurred losses and expect to continue to generate operating losses and consume cash resources in the near term. These conditions raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the date these interim condensed consolidated financial statements are issued, meaning that we may be unable to generate sufficient operating cash flows to maintain compliance with our financial covenant giving the lender the right to call the debt. We have implemented and continue to implement plans to achieve operating profitability, including various margin improvement initiatives, the consolidation of and introduction of new co-manufacturers, the optimization of our pricing strategy and ingredient profiles, and new product innovation.
Our ability to raise additional capital may be adversely impacted by the potential worsening of global economic conditions, including inflationary pressures, and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic and geopolitical tensions. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. If we are unable to raise the necessary funds when needed or achieve planned cost savings, or other strategic objectives are not achieved, we may not be able to continue our operations, or we could be required to modify our operations that could slow future growth. The accompanying interim condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and payments of liabilities in the ordinary course of business. Accordingly, the interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should we be unable to continue as a going concern.
A summary of our cash flows is as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash flows (used in) provided by:
Operating activities	$(12,998)	$(4,662)
Investing activities	(189)	(54)
Financing activities	2,068	3,274
Net decrease in cash and cash equivalents and restricted cash	$(11,119)	$(1,442)
Cash flows from operating activities
Cash used in operating activities increased $8.3 million, or 179%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in cash used in operating activities was driven by significant fluctuations in our working capital, including a comparative increase in our inventory balance of $5.2 million as we continued to build inventory to support the Halo Elevate® launch, a comparative increase in accounts receivable balances of $1.3 million due to the timing of sales and collections and a comparative reduction in accounts payable and accrued liabilities of $0.6 million.
Cash flows from investing activities
Cash used in investing activities was $0.2 million during the six months ended June 30, 2022 and $0.1 million during the six months ended June 30, 2021. The cash used in investing activities is related to the purchase of fixed assets.
Cash flows from financing activities
Cash provided by financing activities was $2.1 million for the six months ended June 30, 2022 compared to cash provided by financing activities of $3.3 million during the six months ended June 30, 2021. The cash provided by financing activities for the six months ended June 30, 2022 was related to net proceeds from the revolving line of credit of $2.5 million, partially offset by payments on the term loan of $0.4 million. The cash provided by financing activities for the six months ended June 30, 2021 was primarily related to proceeds from private placements of $4.1 million and cash received from warrant exercises of $1.7 million, partially offset by net payments on the term loans of $2.2 million.
Indebtedness
As of June 30, 2022, our indebtedness consisted of a term loan and a revolving credit facility. For additional details about the terms, covenants and restrictions contained in the Wintrust Credit Facility, see "Note 7 - Debt" to our interim condensed consolidated financial statements included in this Quarterly Report.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Management evaluated its internal control over financial reporting for the quarter ended June 30, 2022. Based upon that evaluation our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in internal control over financial reporting
There were no changes in internal control over financial reporting during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS
Other than otherwise noted below, there have been no material changes from the risk factors described under the heading “Risk Factors” in our Annual Report filed on March 29, 2022. You should carefully consider, in addition to the other information set forth in this report, the below and the risk factors discussed in our Annual Report that could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward-looking statements contained in this Quarterly Report, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Our recurring losses and significant accumulated deficit have raised substantial doubt regarding our ability to continue as a going concern.
We have experienced recurring operating losses, have a significant accumulated deficit and are required to maintain certain minimum liquidity thresholds to comply with the financial covenants associated with the Wintrust Credit Facility. We expect to continue to generate operating losses and consume cash resources in the near term. Without generating sufficient cash flow from operations or additional debt or equity financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. If we need to seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The below presents information with respect to common stock repurchases during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2022 to April 30, 2022	—	$—	—	$—
May 1, 2022 to May 31, 2022	—	$—	—	$3,000,000
June 1, 2022 to June 30, 2022	—	$—	—	$3,000,000
Total	—	$—	—
(1)On May 10, 2022, the Company's board of directors approved a share repurchase program that authorizes the repurchase of up to $3.0 million of the Company's outstanding common stock in the open market through December 31, 2022.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS
The following exhibits are filed herewith.
EXHIBIT INDEX

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc. and Bona Vida, Inc.	8-K	333-161943	2.1	05/10/2019
2.2	First Amendment to Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc., and Bona Vida, Inc., dated May 3, 2019	8-K	333-161943	2.2	05/10/2019
2.3	Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC	8-K	333-161943	2.3	05/10/2019
2.4	First Amendment to Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC, dated May 6, 2019	8-K	333-161943	2.4	05/10/2019
2.5	Amended and Restated Stock Purchase Agreement, dated December 18, 2019, by and among the Company, Halo, Purely For Pets, Inc., Thriving Paws, LLC and HH-Halo LP	8-K	333-161943	2.1	12/26/2019
2.6*	Agreement and Plan of merger, dated July 28, 2022, by and among TruPet LLC and Halo, Purely for Pets, Inc.
3.1	Certificate of Incorporation, dated January 1, 2019	10-Q	333-161943	3.1	04/15/2019
3.2	Certificate of Amendment to Certificate of Incorporation, dated February 1, 2019	10-Q	333-161943	3.2	04/15/2019
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 13, 2019	8-K	333-161943	3.1	03/20/2019
3.4	Certificate of Amendment to Certificate of Incorporation, dated April 18, 2019	10-KT	333-161943	3.5	07/25/2019
3.5	Certificate of Amendment to Certificate of Incorporation, dated July 30, 2020	8-K	333-161943	99.1	07/30/2020
3.6	Certificate of Merger of Sport Endurance, Inc. with and into the Company	10-Q	333-161943	3.4	04/15/2019

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.7	Bylaws	10-Q	333-161943	3.5	04/15/2019
3.8	Certificate of Designation for Series F Convertible Preferred Stock	8-K	333-161943	3.1	10/02/2020
3.9	Certificate of Cancellation of Series F Preferred Stock of Better Choice Company Inc.	8-K	001-40477	3.1	07/29/2022
3.10*	Certificate of Merger of TruPet LLC with and into Halo, Purely for Pets, Inc.
4.1	Form of Warrant in connection with the November 2019 private placement	8-K	333-161943	4.2	11/15/2019
4.2	Form of Subscription Agreement, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	10.6	01/31/2020
4.3	Form of Warrant, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	4.8	01/31/2020
4.4	Form of Warrant, dated December 19, 2019, by and among the Company and the Shareholder Personal Guarantors	10-Q	333-161943	4.10	01/31/2020
4.5	Form of Subscription Agreement dated April 25, 2019 in connection with the May 2019 private placement	8-K	333-161943	10.1	04/30/2019
4.6	Form of Subscription Agreement in connection with the November 2019 private placement	8-K	333-161943	10.1	11/15/2019
4.7†	Better Choice Company Inc. Amended and Restated 2019 Incentive Award Plan	10-K	333-161943	10.19	05/04/2020
4.8†	Form of 2019 Incentive Award Plan Stock Option Agreement	S-1	333-234349	10.7	10/28/2019
4.9	Form of Warrant in connection with the June 2020 private placement.	10-Q	333-161943	4.11	06/25/2020
4.10	Form of Subscription Agreement in connection with the June 2020 private placement.	10-Q	333-161943	4.13	06/25/2020
4.11	Form of July 2020 Warrants	8-K	333-161943	10.5	07/21/2020
4.12	Form of Warrant in connection with the October 2020 Series F Private Placement	8-K	333-161943	4.1	10/02/2020
4.13	Form of Securities Purchase Agreement in connection with the October 2020 Series F Private Placement	8-K	333-161943	10.1	10/02/2020
4.14	Form of Warrant in connection with the January 2021 Private Placement	S-1/A	333-251241	4.22	02/16/2021
4.15	Form of Securities Purchase Agreement in connection with the January 2021 Private Placement	S-1/A	333-251241	4.23	02/16/2021
10.1†	Form of Indemnification Agreement by and among the Company and its officers and directors	S-1	333-234349	10.8	10/28/2019
10.2†	Employment Agreement, dated December 28, 2020 by and between Scott Lerner and the Company	8-K/A	333-161943	10.2	01/05/2021
10.3†	Employment Agreement, dated October 8, 2020, by and between Sharla Cook and the Company	10-K	333-161943	10.12	03/30/2021
10.4†	Employment Agreement, dated September 27, 2020, by and between Robert Sauermann and the Company	10-K	333-161943	10.13	03/30/2021
10.5†	Employment Agreement, dated January 1, 2021, by and between Donald Young and the Company	10-K	333-161943	10.14	03/30/2021
10.6	Loan and Security Agreement, dated as of January 6, 2021, by and between Old Plank Trail Community Bank, N.A. and Halo, Purely for Pets, Inc.	8-K	333-161943	10.1	01/11/2021
10.7	Term Note A, dated as of January 6, 2021, issued by Halo Purely for Pets, Inc.	8-K	333-161943	10.3	01/11/2021
10.8	Guaranty and Security Agreement, dated as of January 6, 2021, made by Better Choice Company Inc., TruPet LLC, and Bona Vida, Inc., a Delaware corporation	8-K	333-161943	10.4	01/11/2021
10.9	Intellectual Property Security Agreement, dated as of January 6, 2021, executed and delivered by the Company, TruPet and Bona Vida	8-K	333-161943	10.5	01/11/2021
10.10	Stock Pledge Agreement, dated as of January 6, 2021, executed and delivered by the Company in favor of Lender	8-K	333-161943	10.6	01/11/2021

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.11	First Amendment to Loan and Security Agreement, dated as of January 6, 2021, by and between Old Plank Trail Community Bank, N.A. and Halo, Purely for Pets, Inc.	8-K	001-40477	10.1	08/17/2021
10.12	Revolving Promissory Note, dated as of August 13, 2021, issued by Halo Purely for Pets, Inc.	8-K	001-40477	10.2	08/17/2021
10.13	Deposit Account Pledge Agreement, dated as of August 13, 2021, executed and delivered by Halo Purely for Pets, Inc.	8-K	001-40477	10.3	08/17/2021
10.14	Second Amendment to Loan and Security Agreement, dated as of January 6, 2021, by and between Old Plank Trail Community Bank, N.A. and Halo, Purely for Pets, Inc.	10-K	001-40477	10.14	03/29/2022
21.1	Subsidiaries of the Company	10-K	001-40477	21.1	03/29/2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101*	The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text and including detailed tags
104*	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (included as Exhibit 101)
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

BETTER CHOICE COMPANY INC.

Date: August 11, 2022	By:	/s/ SCOTT LERNER

Scott Lerner
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ SHARLA A. COOK

Sharla A. Cook
Chief Financial Officer (Principal Financial and Accounting Officer)