Form 10-Q
period 2022-09-30
Better Choice Co Inc.
filed 2022-11-10
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 29,405,529 shares of $0.001 par value common stock outstanding as of November 8, 2022.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements contained herein include, among others, statements concerning management's expectations about future events, operating plans and performance, the continued effects of the COVID-19 pandemic and geopolitical actions and the threat of cyber-attacks, including levels of consumer, business and economic confidence generally, the regulatory environment, litigation, sales and the expected benefits of our business strategy and strategic priorities, and such statements are based on the current beliefs and expectations of management, as applicable. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties, and assumptions. Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and contain inherent risks and uncertainties. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise. We qualify all of our forward-looking statements by these cautionary statements. You should, however, consult further disclosures we make in future filings and public disclosures, including without limitation, our Annual Report on Form 10-K ("Annual Report"), Quarterly Reports on Forms 10-Q, and Current Reports on Forms 8-K.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:
•the impact of damage to or interruption of our information technology systems due to cyber-attacks or other circumstances beyond our control
•the impact of the actual or perceived effects of the COVID-19 pandemic, including as a result of any additional variants of the virus or the efficacy and distribution of vaccines, on the global pet health and wellness industry, our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations;
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
•the effect of potential price increases and shortages on the inputs, commodities and ingredients that we require, whether as a result of the actual or perceived effects of the COVID-19 pandemic or broader geopolitical and macroeconomic conditions, including the military conflict between Russia and Ukraine;
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

PART I
ITEM 1.    FINANCIAL STATEMENTS
Better Choice Company Inc.
Unaudited Condensed Consolidated Statements of Operations
(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$11,865	$13,200	$45,394	$35,019
Cost of goods sold	7,700	8,762	31,795	22,407
Gross profit	4,165	4,438	13,599	12,612
Operating expenses:
Selling, general and administrative	10,007	7,745	25,771	21,397
Share-based compensation	562	660	2,454	3,517
Total operating expenses	10,569	8,405	28,225	24,914
Loss from operations	(6,404)	(3,967)	(14,626)	(12,302)
Other (expense) income:
Interest expense, net	(142)	(79)	(324)	(3,148)
Gain on extinguishment of debt, net	—	—	—	457
Change in fair value of warrant liabilities	—	590	—	23,463
Total other (expense) income, net	(142)	511	(324)	20,772
Net (loss) income before income taxes	(6,546)	(3,456)	(14,950)	8,470
Income tax expense	1	—	4	—
Net (loss) income available to common stockholders	$(6,547)	$(3,456)	$(14,954)	$8,470

Weighted average number of shares outstanding, basic	29,364,712	29,466,520	29,339,918	16,799,796
Weighted average number of shares outstanding, diluted	29,364,712	29,466,520	29,339,918	23,685,351
Net (loss) income per share available to common stockholders, basic	$(0.22)	$(0.12)	$(0.51)	$0.48
Net (loss) income per share available to common stockholders, diluted	$(0.22)	$(0.12)	$(0.51)	$0.34
See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$5,652	$21,729
Restricted cash	6,963	7,213
Accounts receivable, net	9,594	6,792
Inventories, net	11,611	5,245
Prepaid expenses and other current assets	1,108	2,940
Total Current Assets	34,928	43,919
Fixed assets, net	421	369
Right-of-use assets, operating lease	186	56
Intangible assets, net	10,441	11,586
Goodwill	18,614	18,614
Other assets	110	116
Total Assets	$64,700	$74,660
Liabilities & Stockholders’ Equity
Current Liabilities
Accounts payable	$3,852	$4,553
Accrued and other liabilities	3,109	1,879
Line of credit	640	—
Term loan, net	1,282	855
Operating lease liability	51	54
Total Current Liabilities	8,934	7,341
Non-current Liabilities
Line of credit, net	6,735	4,856
Term loan, net	3,495	4,559
Deferred tax liability	24	24
Operating lease liability	137	5
Total Non-current Liabilities	10,391	9,444
Total Liabilities	19,325	16,785
Stockholders’ Equity
Common Stock, $0.001 par value, 200,000,000 shares authorized, 29,364,712 and 29,146,367 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	29	29
Additional paid-in capital	319,556	317,102
Accumulated deficit	(274,210)	(259,256)
Total Stockholders’ Equity	45,375	57,875
Total Liabilities and Stockholders’ Equity	$64,700	$74,660
See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except shares)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	29,146,367	$29	$317,102	$(259,256)	$57,875
Share-based compensation	218,345	—	1,091	—	1,091
Net loss available to common stockholders	—	—	—	(4,040)	(4,040)
Balance as of March 31, 2022	29,364,712	$29	$318,193	$(263,296)	$54,926
Share-based compensation	—	—	801	—	801
Net loss available to common stockholders	—	—	—	(4,367)	(4,367)
Balance as of Balance as of June 30, 2022	29,364,712	$29	$318,994	$(267,663)	$51,360
Share-based compensation	—	—	562	—	562
Net loss available to common stockholders	—	—	—	(6,547)	(6,547)
Balance as of Balance as of September 30, 2022	29,364,712	$29	$319,556	$(274,210)	$45,375

	Common Stock		Series F Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance as of December 31, 2020	8,651,400	$9	21,754	$—	$232,530	$(260,641)	$(28,102)
Shares and warrants issued pursuant to private placement	546,733	1	—	—	4,071	—	4,072
Share-based compensation	17,537	—	—	—	2,544	—	2,544
Warrant exercises	297,383	—	—	—	1,310	—	1,310
Shares issued to third-party for services	5,000	—	—	—	46	—	46
Warrant modifications	—	—	—		402	(402)	—
Conversion of Series F shares to common stock	1,482,672	1	(4,448)	—	(1)	—	—
Net loss available to common stockholders	—	—	—	—	—	(12,850)	(12,850)
Balance as of March 31, 2021	11,000,725	$11	17,306	$—	$240,902	$(273,893)	$(32,980)
Warrant exercise	83,333	—	—	—	375	—	375
Conversion of Series F shares to common stock	4,000	—	(12)	—	—	—	—
Conversion of convertible notes to common stock	4,732,420	5	—	—	21,771	—	21,776
Share-based compensation	—	—	—	—	313	—	313
Shares issued in lieu of fractional shares due to reverse stock split	1,081	—	—	—	—	—	—
Net income available to common stockholders	—	—	—	—	—	24,776	24,776
Balance as of June 30, 2021	15,821,559	$16	17,294	$—	$263,361	$(249,117)	$14,260
Shares issued pursuant to IPO	8,000,000	8	—	—	36,152	—	36,160
Conversion of Series F shares to common stock	5,764,533	6	(17,294)	—	(6)	—	—
Reclassification of warrant liability to equity	—	—	—	—	16,387	—	16,387
Share repurchases	(344,775)	(1)	—	—	—	(1,273)	(1,274)
Share-based compensation	—	—	—	—	660	—	660
Net loss available to common stockholders	—	—	—	—	—	(3,456)	(3,456)
Balance as of September 30, 2021	29,241,317	$29	—	$—	$316,554	$(253,846)	$62,737
See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flow from Operating Activities:
Net (loss) income available to common stockholders	$(14,954)	$8,470
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Shares and warrants issued to third parties for services	—	46
Depreciation and amortization	1,265	1,255
Amortization of debt issuance costs and discounts	39	1,785
Share-based compensation	2,454	3,517
Change in fair value of warrant liabilities	—	(23,463)
Payable-in-kind interest expense on notes payable	—	1,110
Amortization of prepaid assets	2,095	891
Other	638	(981)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,901)	(2,893)
Inventories, net	(6,877)	1,445
Prepaid expenses and other assets	(257)	680
Accounts payable and accrued liabilities	466	(8)
Other	60	(174)
Cash Used in Operating Activities	$(17,972)	$(8,320)

Cash Flow from Investing Activities:
Capital expenditures	$(198)	$(124)
Cash Used in Investing Activities	$(198)	$(124)

Cash Flow from Financing Activities:
Proceeds from shares and warrants issued pursuant to private placement, net	$—	$4,012
Share repurchases	—	(1,274)
Proceeds from revolving lines of credit	7,500	5,535
Payments on revolving lines of credit	(5,000)	(5,883)
Proceeds from term loan	—	6,000
Payments on term loans	(650)	(8,379)
Cash received for warrant exercises	—	1,685
IPO proceeds, net	—	36,160
Debt issuance costs	(7)	(140)
Cash Provided by Financing Activities	$1,843	$37,716

Net (decrease) increase in cash and cash equivalents and restricted cash	$(16,327)	$29,272
Total cash and cash equivalents and restricted cash, beginning of period	28,942	3,989
Total cash and cash equivalents and restricted cash, end of period	$12,615	$33,261
Supplemental cash flow information:

	Nine Months Ended September 30,
	2022	2021
Cash paid during the period for:
Interest	$279	$292
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
In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the periods ended September 30, 2022 and 2021, the financial position as of September 30, 2022 and December 31, 2021 and the cash flows for the periods ended September 30, 2022 and 2021.
Summary of significant accounting policies
For additional information, please refer to the most recently filed Annual Report regarding the Company's summary of significant accounting policies.
Advertising
The Company charges advertising costs to expense as incurred and such charges are included in selling, general and administrative ("SG&A") expenses. The Company's advertising expenses consist primarily of online advertising, search costs, email advertising, and radio advertising. In addition, the Company reimburses its customers and third parties for in store activities and record these costs as advertising expenses. Advertising costs were $4.8 million and $10.0 million for the three and nine months ended September 30, 2022, respectively, of which $2.1 million is related to the amortization of the prepaid advertising contract with iHeart for both the three and nine months ended September 30, 2022. Advertising costs were $2.9 million and $7.0 million for the three and nine months ended September 30, 2021, respectively, of which $0.9 million is related to the amortization of the prepaid advertising contract with iHeart for both the three and nine months ended September 30, 2021. See "Note 4 - Prepaid expenses and other current assets" for additional information on the prepaid advertising contract with iHeart.

Share repurchases
On May 10, 2022, the Company's board of directors approved a share repurchase program that authorizes the repurchase of up to $3.0 million of the Company's outstanding common stock in the open market through December 31, 2022. Repurchased shares are immediately retired and returned to unissued status. During the nine months ended September 30, 2022 no shares were repurchased.
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
Note 2 - Revenue
The Company records revenue net of discounts, which primarily consist of trade promotions, certain customer allowances and early pay discounts.
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
Information about the Company’s net sales by revenue channel is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
E-commerce (1)	$3,530	30%	$4,742	36%	$11,035	24%	$11,644	33%
Brick & Mortar (2)	1,342	11%	1,816	14%	9,632	21%	5,408	16%
DTC	1,371	12%	2,363	18%	5,066	11%	7,140	20%
International (3)	5,622	47%	4,279	32%	19,661	44%	10,827	31%
Net Sales	$11,865	100%	$13,200	100%	$45,394	100%	$35,019	100%
(1)The Company's E-commerce channel includes two customers that amounted to greater than 10% of the Company's total net sales during the three and nine months ended September 30, 2022. These customers had an aggregate of $3.3 million and $10.6 million of net sales during the three and nine months ended September 30, 2022, respectively. Two customers amounted to greater than 10% of the Company's total net sales during the three and nine months ended September 30, 2021, respectively. These customers had an aggregate of $4.4 million and $10.8 million of net sales during the three and nine months ended September 30, 2021, respectively.
(2)The Company's Brick & Mortar channel includes $4.3 million of net sales from one customer that amounted to greater than 10% of the Company's total net sales during the nine months ended September 30, 2022.
(3)One of the Company's International customers that distributes products in China amounted to greater than 10% of the Company's total net sales during the three and nine months ended September 30, 2022 and represented $5.3 million and $16.6 million of net sales, respectively. One of the Company's International customers in China represented greater than 10% of net sales during the three and nine months ended September 30, 2021 and represented $2.9 million and $6.7 million of net sales, respectively.

Note 3 - Inventories
Inventories are summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
Food, treats and supplements	$10,948	$4,666
Inventory packaging and supplies	1,414	1,028
Total Inventories	12,362	5,694
Inventory reserve (1)	(751)	(449)
Inventories, net	$11,611	$5,245
(1)The increase in the Company's inventory reserve is attributable to the Company's rebranding initiatives.
Note 4 - Prepaid expenses and other current assets
Prepaid expenses and other current assets are summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
Prepaid advertising contract with iHeart (1)	$—	$2,095
Other prepaid expenses and other current assets	1,108	845
Total Prepaid expenses and other current assets	$1,108	$2,940
(1)On August 28, 2019, the Company entered into a radio advertising agreement with iHeart Media + Entertainment, Inc. ("iHeart") and issued 166,667 shares of common stock valued at $3.4 million for future advertising services. The Company issued an additional 20,834 shares valued at $0.1 million on March 5, 2020 pursuant to the agreement. The current portion of the remaining value, reflected above, is the remaining value of services that the Company expects to utilize within the twelve months following the reporting period date, unless the term is extended. The Company utilized the remaining advertising services during the three months ended September 30, 2022.
Note 5 - Accrued and other liabilities
Accrued and other liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued taxes	$107	$139
Accrued payroll and benefits	870	755
Accrued trade promotions and advertising	662	119
Accrued interest	45	25
Accrued commissions	281	—
Deferred revenue	297	225
Short-term financing	289	—
Other	558	616
Total accrued and other liabilities	$3,109	$1,879

Note 6 - Goodwill and intangible assets
Goodwill
Goodwill was $18.6 million as of September 30, 2022 and December 31, 2021, respectively. Goodwill is evaluated for impairment if an event occurs or circumstances change that indicate the carrying value of a reporting unit may not be recoverable. During July 2022, the Company completed a legal merger of TruPet, LLC, a wholly owned subsidiary of Better Choice Company Inc. ("TruPet"), and Halo, Purely for Pets, Inc., a wholly owned subsidiary of Better Choice Company Inc. ("Halo"), with Halo as the surviving entity in connection with the execution of rebranding its former TruDog brand under the Halo brand umbrella. In conjunction with the legal merger and rebranding, the Company performed an analysis of its reporting units and concluded it has one reporting unit after the legal merger and rebrand, and as such, the Company performed a quantitative goodwill assessment as of July 1, 2022. Under the quantitative approach, the Company makes various estimates and assumptions to determine the estimated fair value of the reporting unit using a combination of a discounted cash flow model and a guideline comparable analysis. The fair value measurements used in the impairment review of goodwill are Level 3 measurements which include unobservable inputs that are supported by little, infrequent or no market activity and reflect management’s own assumptions. Key assumptions used in the discounted cash flow analysis included a discount rate, forecasted operating results and long-term growth rates; key assumptions used in the guideline comparable analysis include the determination of comparable companies and market multiples. As a result of the Company's quantitative analysis, no impairment charge was recorded as the fair value of the reporting unit exceeded the carrying value.
During the period from July 2, 2022 through September 30, 2022, there was a decline in the Company's stock price and a change in the Company's Chief Executive Officer ("CEO"), and as such, the Company determined there were triggering events present during the interim period. The Company performed a qualitative analysis around its market capitalization and determined the decline in stock price is not indicative of its operating results and that the decline in market value from July 2,2022 to September 30, 2022 was not of sufficient duration to indicate impairment. Additionally, the Company performed other qualitative analyses which considered the potential impacts of the change in CEO and other known information that could cause a change in the assumptions used in the July 1, 2022 assessment. As a result of the Company's qualitative analysis, it was concluded that it was more-likely-than-not that the carrying value of the reporting unit did not exceed the fair value and no impairment charge was recorded. As of September 30, 2022 and December 31, 2021, there was no accumulated impairment loss and no impairment expense related to goodwill. If global macroeconomic or geopolitical conditions worsen, projected revenue growth rates or projected operating margins decline, weighted average cost of capital increases, or if the Company has a further sustained decline in its stock price, it is possible this could result in a material impairment charge.
Intangible assets
The Company’s intangible assets (in thousands) and related useful lives (in years) are as follows:

			September 30, 2022		December 31, 2021
	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	7	$7,190	$(2,858)	$4,332	$(2,088)	$5,102
Trade name	15	7,500	(1,391)	6,109	(1,016)	6,484
Total intangible assets		$14,690	$(4,249)	$10,441	$(3,104)	$11,586
Amortization expense was $0.4 million and $1.2 million for the three and nine months ended September 30, 2022 and 2021, respectively.
The estimated future amortization of intangible assets over the remaining weighted average useful life of 8.9 years is as follows (in thousands):

Remainder of 2022	$382
2023	1,527
2024	1,527
2025	1,527
2026	1,494
Thereafter	3,984
$10,441

The Company assesses intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. If impairment indicators are present, the Company performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to these long-lived assets to their carrying value. Based on the potential impairment indicators described above, the Company performed an assessment of its intangible assets at the end of the reporting period and determined that the undiscounted cash flows of the intangible asset group exceeded the carrying value, and as such, there has been no impairment of the intangible assets as of September 30, 2022.
Note 7 - Debt
The components of the Company’s debt consist of the following (in thousands):

		September 30, 2022		December 31, 2021
	Maturity Date	Amount	Rate	Amount	Rate
Term loan, net	1/6/2024	$4,777	(1)	$5,414	(2)
Line of credit, net	1/6/2024	7,375	(1)	4,856	(2)
Total debt		12,152		10,270
Less current portion		1,922		855
Total long term debt		$10,230		$9,415
(1)Interest at a variable rate of the daily Federal Funds Rate plus 285 basis points with an interest rate floor of 2.50% per annum.
(2)Interest at a variable rate of LIBOR plus 250 basis points with an interest rate floor of 2.50% per annum.
Term loans and lines of credit
On January 6, 2021, Halo entered into a credit facility with Old Plank Trail Community Bank, N.A., an affiliate of Wintrust Bank, N.A. (“Wintrust”) consisting of a $6.0 million term loan and a $6.0 million revolving line of credit, each scheduled to mature on January 6, 2024 and each bore interest at a variable rate of LIBOR plus 250 basis points, with an interest rate floor of 2.50% per annum (the "Wintrust Credit Facility"). The Second Wintrust Amendment described below updated the rate at which the Wintrust Credit Facility bore interest to the greater of the daily U.S. Federal Funds Rate plus 285 basis points, or the interest rate floor, which remained unchanged. The Third Wintrust Amendment described below updated the interest rate on the Wintrust Credit Facility to the U.S. Federal Funds Rate plus 375 basis points, with an interest rate floor of 3.75% and extends the maturity date of the Wintrust Credit Facility from January 6, 2024 to October 31, 2024. Accrued interest on the Wintrust Credit Facility is payable monthly which commenced on February 1, 2021. Principal payments were required to be made monthly on the term loan commencing February 2021 with a balloon payment upon the original maturity date. The proceeds from the Wintrust Credit Facility were used (i) to repay outstanding principal, interest and fees under the previous revolving line of credit with Citizens Business Bank (the "ABL Facility") and (ii) for general corporate purposes. Debt issuance costs of $0.1 million were incurred related to the Wintrust Credit Facility.
The Wintrust Credit Facility subjected the Company to certain financial covenants, including the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00, tested as of the last day of each fiscal quarter. The numerator in the fixed charge coverage ratio was the operating cash flow of Halo, defined as Halo EBITDA less cash paid for unfinanced Halo capital expenditures, income taxes and dividends. The denominator was fixed charges such as interest expense and principal payments paid or payable on other indebtedness attributable to Halo. As of December 31, 2021, the Company failed to satisfy the fixed charge coverage ratio and entered into a default waiver agreement with Wintrust in which Wintrust waived the existing default through the next testing date, March 31, 2022. As part of the Second Wintrust Amendment described below, the financial covenants were amended to subject the Company to a minimum liquidity covenant test in lieu of a fixed charge coverage ratio which required the Company to maintain liquidity, tested on the last day of each fiscal quarter beginning March 31, 2022, of no less than (i) $13.0 million as of the last day of each fiscal quarter ending March 31, 2022, through and including the last day of the fiscal quarter ending December 31, 2022 and (ii) $12.0 million as of the last day of the fiscal quarter ending March 31, 2023, and as of the last day of each fiscal quarter thereafter. Furthermore, as part of the Third Wintrust Amendment described below, the financial covenants were further amended to require the Company to maintain a minimum liquidity of $8.5 million tested on the last day of each fiscal quarter beginning September 30, 2022 and thereafter.
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
On August 13, 2021, Halo entered into the first amendment to the Wintrust Credit Facility (the “First Wintrust Amendment”) to increase the revolving line of credit from $6.0 million to $7.5 million. The First Wintrust Amendment also required Halo to secure the credit facility with a pledge of a deposit account in the amount of $7.2 million, which was decreased to $6.9 million on January 1, 2022 and was to further decrease to $6.0 million on January 1, 2023. Additionally, on March 25, 2022, the Company entered into the second amendment to the Wintrust Credit Facility (the "Second Wintrust Amendment") which provided for the release of the Company's Bona Vida subsidiary as a guarantor, an update to the financial covenants as described above and an update to the rate at which the Wintrust Credit Facility bore interest, which is also described above. Furthermore, on October 24, 2022, the Company entered into the third amendment to the Wintrust Credit Facility (the "Third Wintrust Amendment") which provided for an increase to the revolving line of credit from $7.5 million to $13.5 million, set the amount of Halo's obligation to pledge a deposit account with Wintrust to a fixed amount of $6.3 million throughout the remainder of the term and provided updates to the interest rate, maturity date and financial covenants as described above.
As of September 30, 2022, the term loan and line of credit outstanding under the Wintrust Credit Facility were $4.8 million and $7.4 million, respectively, net of debt issuance costs of less than $0.1 million, respectively. As part of the Third Wintrust Amendment described above, Halo used a portion of the increased revolving credit facility to repay and retire the outstanding term loan portion of the Wintrust Credit Facility. As of December 31, 2021, the term loan and line of credit outstanding were $5.4 million and $4.9 million, respectively, net of debt issuance costs of less than $0.1 million, respectively. Debt issuance costs are amortized using the effective interest method. The carrying amount for the Company’s term loan and line of credit approximate fair value as the instruments have variable interest rates that approximate market rates.
Prior to the Third Wintrust Amendment, the Company would have been in violation of the previous debt covenant associated with the Wintrust Credit Facility as of September 30, 2022. Upon execution of the Third Wintrust Amendment in October as described above, the Company was in compliance with all debt covenant requirements and there were no events of default as of September 30, 2022. The Company currently expects it will be able to generate sufficient cash flow from operations and maintain sufficient liquidity to meet the required debt covenants; however if the Company fails to satisfy the debt covenant as described above, Wintrust has the right to call on the debt.
Note 8 - Commitments and contingencies
The Company had no material purchase obligations as of September 30, 2022 or December 31, 2021.
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

Note 9 - Warrants
The following summarizes the Company's outstanding warrants to purchase shares of the Company's common stock as of and for the periods ended September 30, 2022 and December 31, 2021:

	Warrants	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2020	9,916,997	$7.32
Issued	548,110	$8.70
Exercised	(389,881)	$4.52
Terminated/Expired	(641,642)	$24.64
Warrants outstanding as of December 31, 2021	9,433,584	$5.92
Issued	—	$—
Exercised	—	$—
Terminated/Expired	—	$—
Warrants outstanding as of September 30, 2022	9,433,584	$5.92
There was no intrinsic value associated with the outstanding warrants as of September 30, 2022 and December 31, 2021, respectively.
Note 10 - Share-based compensation
During the three and nine months ended September 30, 2022, the Company recognized $0.6 million and $2.5 million, respectively, of share-based compensation expense. During the three and nine months ended September 30, 2021, the Company recognized $0.7 million and $3.5 million, respectively, of share-based compensation expense.
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
Stock options
Options granted under the Amended 2019 Plan vest over a period of two to three years. All vested options are exercisable and may be exercised through the ten-year anniversary of the grant date (or such earlier date described in the applicable award agreement). The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model. During the three and nine months ended September 30, 2022, the Company granted 9,000 and 611,000 stock options, respectively, under the Amended 2019 Plan. During the three and nine months ended September 30, 2021, the Company granted 473,720 and 1,429,408 stock options, respectively, under the Amended 2019 Plan.
As of September 30, 2022 and December 31, 2021, the Company had 3,250,770 and 2,684,041 stock options outstanding, respectively.
Stock awards
In February 2022, the Company granted 218,345 shares of common stock to members of its board of directors under the Amended 2019 Plan as compensation for annual board service. The stock awards were immediately vested and, as such, the Company recorded share-based compensation expense of $0.5 million upon issuance.
Note 11 - Income taxes
For the three and nine months ended September 30, 2022, the Company recorded minimal income tax expense and for the three and nine months ended September 30, 2021, the Company recorded no income tax expense. For the three and nine months ended September 30, 2022, the Company's effective tax rate was less than 1% and for the three and nine months ended September 30, 2021, the Company’s effective tax rate was 0%. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily because the Company’s losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of net operating losses ("NOLs”) for the nine months ended September 30, 2022 and for the year ended December 31, 2021.

Note 12 - Related party transactions
Director fees
The Company pays quarterly board of director fees. As of September 30, 2022 and December 31, 2021, $0.1 million of director fees were included in accounts payable on the Condensed Consolidated Balance Sheets, respectively.
Note 13 - Concentrations
Major suppliers
The Company sourced approximately 70% of its inventory purchases from three vendors for the nine months ended September 30, 2022. The Company sourced approximately 76% of its inventory purchases from three vendors for the nine months ended September 30, 2021.
Major customers
Accounts receivable from three customers represented 96% of accounts receivable as of September 30, 2022. Accounts receivable from three customers represented 71% of accounts receivable as of December 31, 2021. Four customers represented 70% of gross sales for the nine months ended September 30, 2022. Three customers represented 54% of gross sales for the nine months ended September 30, 2021.
Credit risk
As of September 30, 2022 and December 31, 2021, the Company’s cash and cash equivalents were deposited in accounts at certain financial institutions and may maintain some balances in excess of federally insured limits. The Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents.
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
For the three and nine months ended September 30, 2022 and the three months ended September 30, 2021, the Company’s basic and diluted net loss per share attributable to common stockholders are the same because the Company generated a net loss and common stock equivalents are excluded from diluted net loss per share as they have an antidilutive impact. As the Company reported net income for the nine months ended September 30, 2021, basic and diluted net earnings per share attributable to common stockholders are calculated as outlined above. For the nine months ended September 30, 2021, the weighted average diluted common shares had 5,397,048 common stock equivalents excluded based on the fact that their inclusion would have had an anti-dilutive effect on earnings per share.

The following table sets forth basic and diluted net (loss) earnings per share available to common stockholders for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Common stockholders	2022	2021	2022	2021
Basic (loss) earnings per share:
Numerator:
Net (loss) income	$(6,547)	$(3,456)	$(14,954)	$8,470
Less: Adjustment due to warrant modifications	—	—	—	402
Adjusted net (loss) income available to common stockholders	$(6,547)	$(3,456)	$(14,954)	$8,068
Denominator:
Basic WASO	29,364,712	29,466,520	29,339,918	16,799,796
Net (loss) earnings per share available to common stockholders, basic	$(0.22)	$(0.12)	$(0.51)	$0.48

Dilutive (loss) earnings per share:
Numerator:
Net (loss) income	$(6,547)	$(3,456)	$(14,954)	$8,470
Less: Adjustment due to warrant modifications	—	—	—	402
Adjusted net (loss) income available to common stockholders	$(6,547)	$(3,456)	$(14,954)	$8,068
Denominator:
Basic WASO	29,364,712	29,466,520	29,339,918	16,799,796
Dilutive common stock equivalents	—	—	—	6,885,555
Diluted WASO	29,364,712	29,466,520	29,339,918	23,685,351
Net (loss) earnings per share available to common stockholders, diluted	$(0.22)	$(0.12)	$(0.51)	$0.34

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
Overview and Outlook
Better Choice is a pet health and wellness company committed to leading the industry shift toward pet products and services that help dogs and cats live healthier, happier and longer lives. Our mission is to become the most innovative premium pet food company in the world, and we are motivated by our commitment to making products with integrity and treating pets and their parents with respect. We believe that our broad portfolio of pet health and wellness products are well positioned to benefit from the trends of growing pet humanization and an increased consumer focus on health and wellness, and have adopted a laser focused, channel-specific approach to growth that is driven by new product innovation. Our executive team has a proven history of success in both pet and consumer-packaged goods, and has over 50 years of combined experience in the pet industry and over 100 years of combined experience in the consumer-packaged goods industry.
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
Globally, Asia is the second largest market for pet products, with China representing the largest market opportunity for growth. Like the U.S., growth in the Asian pet care industry has been driven by dramatic increases in household pet ownership. We believe that growth in Asia is fueled by increasing levels of economic financial status and demand for premium, western manufactured products as a result of product quality concerns. This demand has been supported by a rapidly growing middle class in China, where a recent McKinsey report estimated that in 2018 roughly 730 million people in urban areas fell into the income categories of “aspirants” and “affluents,” with the Brookings group estimating that approximately 60 million people are added to these income categories each year. We believe that this growth drove the increase in the number of dog-owning Chinese households as measured by Euromonitor, which increased from 12% in 2015 to 20% in 2020, according to Euromonitor. According to Euromonitor, the Chinese market for premium dry dog and cat food is anticipated to grow at a 20% CAGR and 28% CAGR, respectively, from 2015 through 2025, suggesting that the Chinese pet market has significant room for growth in the foreseeable future. We are focused on targeting Chinese pet owners with the highest willingness to pay, which tend to be urban dwelling millennial and Gen-Z women. In 2021, 80% of our products were purchased online, and approximately 50% of our end-consumers were born after 1990.
Our Growth Strategy
•Strong Innovation Pipeline. We have a robust and growing pipeline of new products, and believe our size is an advantage as we are nimble enough to quickly bring new products to market, but large enough to benefit from strong existing customer relationships and established economies of scale with our co-manufacturers.
•Ability to Leverage Differentiated Omni-Channel Strategy for Growth. We believe that we can leverage our differentiated omni-channel strategy to design and sell products purpose-built for success in specific channels while maintaining our ability to leverage marketing and sales resources cross-channel. We believe that this strategy will allow us to deliver on core consumer needs, maximize gross margin and respond to changing channel dynamics that have accelerated in recent years.
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
Recent Corporate Developments
On September 13, 2022, we announced that Scott Lerner was stepping down from his role as CEO, effective September 14. Also on September 13, 2022, we announced that Lionel F. Conacher was appointed as Interim CEO, effective September 14, 2022.

Results of Operations for the three and nine months ended September 30, 2022 and 2021
The following table sets forth our consolidated results for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
Net sales	$11,865	$13,200	$(1,335)	(10)%	$45,394	$35,019	$10,375	30%
Cost of goods sold	7,700	8,762	(1,062)	(12)%	31,795	22,407	9,388	42%
Gross profit	4,165	4,438	(273)	(6)%	13,599	12,612	987	8%
Operating expenses:
Selling, general and administrative	10,007	7,745	2,262	29%	25,771	21,397	4,374	20%
Share-based compensation	562	660	(98)	(15)%	2,454	3,517	(1,063)	(30)%
Total operating expenses	10,569	8,405	2,164	26%	28,225	24,914	3,311	13%
Loss from operations	(6,404)	(3,967)	(2,437)	(61)%	(14,626)	(12,302)	(2,324)	(19)%
Other (expense) income:
Interest expense, net	(142)	(79)	(63)	80%	(324)	(3,148)	2,824	(90)%
Gain on extinguishment of debt, net	—	—	—	—%	—	457	(457)	(100)%
Change in fair value of warrant liabilities	—	590	(590)	(100)%	—	23,463	(23,463)	(100)%
Total other (expense) income, net	(142)	511	(653)	(128)%	(324)	20,772	(21,096)	(102)%
Net (loss) income before income taxes	(6,546)	(3,456)	(3,090)	(89)%	(14,950)	8,470	(23,420)	277%
Income tax expense	1	—	1	—%	4	—	4	100%
Net (loss) income available to common stockholders	$(6,547)	$(3,456)	$(3,091)	(89)%	$(14,954)	$8,470	$(23,424)	277%

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
Information about our revenue channels is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
E-commerce (1)	$3,530	30%	$4,742	36%	$11,035	24%	$11,644	33%
Brick & Mortar (2)	1,342	11%	1,816	14%	9,632	21%	5,408	16%
DTC	1,371	12%	2,363	18%	5,066	11%	7,140	20%
International (3)	5,622	47%	4,279	32%	19,661	44%	10,827	31%
Net Sales	$11,865	100%	$13,200	100%	$45,394	100%	$35,019	100%
(1)Our E-commerce channel includes two customers that amounted to greater than 10% of our total net sales during the three and nine months ended September 30, 2022. These customers had an aggregate of $3.3 million and $10.6 million of net sales during the three and nine months ended September 30, 2022, respectively. Two customers amounted to greater than 10% of our total net sales during the three and nine months ended September 30, 2021, respectively. These customers had an aggregate of $4.4 million and $10.8 million of net sales during the three and nine months ended September 30, 2021, respectively.
(2)Our Brick & Mortar channel includes $4.3 million of net sales from one customer that amounted to greater than 10% of our total net sales during the nine months ended September 30, 2022.
(3)One of our International customers that distributes products in China amounted to greater than 10% of our total net sales during the three and nine months ended September 30, 2022 and represented $5.3 million and $16.6 million of net sales, respectively. One of our International customers in China represented greater than 10% of net sales during the three and nine months ended September 30, 2021 and represented $2.9 million and $6.7 million of net sales, respectively.
Net sales decreased $1.3 million, or 10%, to $11.9 million for the three months ended September 30, 2022 compared to $13.2 million for the three months ended September 30, 2021. The decrease was driven by softness in our E-commerce channel as one of our primary customers significantly reduced its levels of on-hand inventory and lower customer acquisition and retention marketing spend as we prepare for the Halo Holistic™ relaunch, softness in our DTC channel as we began to re-introduce customer acquisition marketing spend after finalizing the rebranding of TruDog under the Halo umbrella, and a reduction in our Brick & Mortar channel as we exited select grocery chains and shifted the focus of this channel to the Halo Elevate® product line, partially offset by increased International sales. Net sales increased $10.4 million, or 30%, to $45.4 million for the nine months ended September 30, 2022 compared to $35.0 million for the nine months ended September 30, 2021. The increase was driven by growth in our Brick & Mortar channel driven by the launch of Halo Elevate® and growth in our International channel, partially offset by lower E-commerce and DTC sales driven by an intentional reduction in new customer acquisition and retention marketing spend in connection with our strategic rebranding of TruDog under the Halo umbrella which was successfully executed and implemented in July 2022 and the Halo Holistic™ relaunch. Our revenue growth and the sales for certain products was negatively impacted in the first half of 2022 by the supply chain issues being felt globally as we navigate through short-term shortages in raw materials as well as production delays stemming from labor constraints.
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
During the three months ended September 30, 2022, gross profit decreased $0.2 million, or 6%, to $4.2 million compared to $4.4 million during the three months ended September 30, 2021. Gross profit margin increased 1% to 35% for the three months ended September 30, 2022 compared to 34% for the three months ended September 30, 2021. The increase in margin was driven by cost savings realized due to transitioning the production of our dry kibble sold through our International channel to our new co-manufacturer, which was partially offset by an inventory write-off attributable to our Halo Holistic™ rebranding initiatives. During the nine months ended September 30, 2022, gross profit increased $1.0 million, or 8%, to $13.6 million compared to $12.6 million during the three months ended September 30, 2021. Gross profit margin decreased 6% to 30% for the nine months ended September 30, 2022 compared to 36% for the nine months ended September 30, 2021. The decrease in margin was driven primarily by several cost increases from our primary suppliers as a result of broad-scale inflation in the industry as well as an inventory write-off attributable to our Halo Holistic™ rebranding initiatives, which is partially offset by cost savings from transitioning some of our primary suppliers and price increases to customers as described below. We expect these cost savings offsets will contribute to a higher gross profit realization going forward.
We continue to actively work with our co-manufacturer and freight partners to generate future cost savings, and have successfully transitioned some of our primary suppliers to help realize improved gross profit margins in future periods. Additionally, we began implementing price increases to our customers to help cover these cost increases beginning late in the third quarter of 2021. We implemented additional price increases during 2022, which became effective in the second and third quarters of 2022. We could see continued margin variability due to the current economic environment and pricing pressures due to inflationary costs for both transportation and raw materials. We will continue to refine and optimize our overall pricing strategy as we evaluate the future impact of inflation and align ourselves with the market.
Operating expenses
Our SG&A expenses consist of the following:
•Sales and marketing costs for specific customer promotional programs, paid media, content creation expenses and our DTC selling platform. Marketing costs are geared towards customer acquisition and retention and building brand awareness. During the three months ended September 30, 2022, sales and marketing costs increased approximately $1.9 million or 54%, to $5.4 million from $3.5 million during the three months ended September 30, 2021. During the nine months ended September 30, 2022, sales and marketing costs increased approximately $3.9 million or 49%, to $11.9 million from $8.0 million during the nine months ended September 30, 2021. The increases were driven primarily by non-cash amortization related to the utilization of the remaining prepaid radio advertisement services with iHeart, marketing and advertising agency fees related to building and launching our new sales strategy as well as increased marketing spend in our International sales channel, partially offset by a temporary intentional decrease in customer acquisition and retention marketing spend as we shift the focus of our investments to our longer-term sales strategy.
•Employee compensation and benefits increased approximately $0.3 million or 19% during the three months ended September 30, 2022 to $1.9 million from $1.6 million during the three months ended September 30, 2021. During the nine months ended September 30, 2022, employee compensation and benefits increased approximately $0.4 million or 7% to $6.1 million from $5.7 million during the nine months ended September 30, 2021. The increases were primarily related to the addition of several key members to our management team during the second half of 2021 that have significant operating experience in the pet and consumer-packaged good sectors which we believe will enable us to successfully execute our growth strategy, partially offset by higher severance costs during the first half of 2021.
•Freight, which is primarily related to the shipping of DTC orders to customers, remained flat at $0.3 million for both the three months ended September 30, 2022 and 2021. Freight also remained flat at $1.2 million for both the nine months ended September 30, 2022 and 2021. Freight costs are generally increasing, offset by our lower DTC sales as described above.
•Non-cash charges including depreciation, amortization, disposal or sale of assets and bad debt expense increased $0.1 million or 25% during the three months ended September 30, 2022 to $0.5 million from $0.4 million for the three months ended September 30, 2021. The increase was driven by additional capital expenditures. During the nine months ended September 30, 2022, non-cash charges decreased approximately $0.1 million or 7% to $1.4 million from $1.5 million during the nine months ended September 30, 2021. The decrease was driven by disposals of certain assets during 2021, offset by additional capital expenditures throughout 2022.

•Other general and administrative costs for various general corporate expenses, including professional services, information technology, insurance, travel, costs related to merchant credit card fees, product development costs, rent, and certain tax costs. During both the three months ended September 30, 2022 and September 30, 2021, other general and administrative costs remained flat at $1.9 million. During the nine months ended September 30, 2022, other general and administrative costs increased $0.2 million, or 4% to $5.2 million compared to $5.0 million for the nine months ended September 30, 2021. The increase was driven by higher international consulting fees, additional travel fees and higher product development costs during the nine months ended September 30, 2022, partially offset by a non-cash reduction of our sales tax liability of $0.6 million during the nine months ended September 30, 2021 with no similar reduction of expense during the nine months ended September 30, 2022, as well as lower professional fees, lower franchise taxes and a reduction in rent expense as a result of prior lease terminations.
Share-based compensation includes expenses related to equity awards issued to employees and non-employee directors. During the three months ended September 30, 2022, share-based compensation decreased $0.1 million, or 15%, to $0.6 million as compared to $0.7 million for the three months ended September 30, 2021. The decrease was primarily driven by accelerated vesting of certain stock option grants during the three months ended September 30, 2021. During the nine months ended September 30, 2022, share-based compensation decreased $1.0 million, or 30%, to $2.5 million as compared to $3.5 million for the nine months ended September 30, 2021. The decrease was driven by accelerated vesting on certain stock option grants during 2021, partially offset by common stock issued for board service and accelerated vesting of a certain stock option grant during 2022 and additional option grants.
We have had no impairment expense related to goodwill or intangible assets through September 30, 2022. In conjunction with the rebranding of TruDog and legal merger with Halo, we performed an analysis of our reporting units and concluded we have one reporting unit, and as such, we performed a quantitative goodwill assessment as of July 1, 2022 that indicated no impairment. Additionally, during the period from July 2, 2022 through September 30, 2022, there was a decline in our stock price and a change in CEO, and as such, we determined there were triggering events present during the interim period. We performed a qualitative analysis around the market value and determined the decline in stock price is not indicative of our operating results and that the decline in market value from July 2,2022 to September 30, 2022 was not of sufficient duration to indicate impairment. Additionally, we performed other qualitative analyses which considered the potential impacts of the change in CEO and other known information that could cause a change in the assumptions used in the July 1, 2022 assessment. As a result of our analysis, we concluded that the fair value was more-likely-than-not above carrying value. If global macroeconomic or geopolitical conditions worsen, projected revenue growth rates or projected operating margins decline, weighted average cost of capital increases, or if we have a sustained decline in its stock price, it is possible this could result in a potentially material goodwill impairment charge.
Interest expense, net
During the three months ended September 30, 2022, interest expense remained flat at $0.1 million for both the three months ended September 30, 2022 and 2021. During the nine months ended September 30, 2022, interest expense decreased $2.8 million to $0.3 million from $3.1 million for the nine months ended September 30, 2021. Interest expense for the three and nine months ended September 30, 2022 and three months ended September 30, 2021 is comprised of interest on our Wintrust Credit Facility and the amortization of debt issuance costs. Interest expense for the nine months ended September 30, 2021 is comprised of interest on our Wintrust Credit Facility, payable in-kind interest on our previous senior subordinated convertible notes, and the amortization of debt issuance costs and accretion of debt discounts, including $1.4 million during the three months ended June 30, 2021 associated with the remaining discount on the previous convertible notes, which was fully accreted to interest expense in connection with the conversion to common stock resulting from the commencement of the trading of our common stock on the NYSE.
Gain on extinguishment of debt, net
During the nine months ended September 30, 2021, we incurred a net gain on extinguishment of debt of $0.5 million, while there was no corresponding activity for the nine months ended September 30, 2022. Gain on extinguishment of debt for the nine months ended September 30, 2021 relates to extinguishment accounting applied in connection with the forgiveness of our PPP loans, partially offset by the loss on termination of a term loan and ABL Facility.
Change in fair value of warrant liabilities
Common stock warrants classified as liabilities are revalued at each balance sheet date subsequent to the initial issuance and changes in the fair value are reflected in the Condensed Consolidated Statements of Operations as change in fair value of warrant liabilities. The change in fair value for the three and nine months ended September 30, 2021 relates to the change in the fair value of common stock warrants issued in connection with a private placement. Upon consummation of our IPO on July 1, 2021, these warrants met the requirements to be considered equity were reclassified as such.

Income taxes
Our income tax provision consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for any allowable credits, deductions and uncertain tax positions as they arise. During the three and nine months ended September 30, 2022, we recorded minimal income tax expense. During the three and nine months ended September 30, 2021, we did not record income tax expense due to the continued losses incurred by us. The effective tax rate is less than 1% for the three and nine months ended September 30, 2022 and 0% for the three and nine months ended September 30, 2021, which differs from the U.S. Federal statutory rate of 21% primarily because our losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of our NOLs.
Liquidity and capital resources
Historically, we have financed our operations primarily through the sales of shares of our common stock, warrants, preferred stock, and loans. In connection with our IPO on July 1, 2021, we issued and sold 8,000,000 shares of common stock at a price of $5.00 per share and received total net proceeds of approximately $36.1 million, after deducting underwriting discounts and commissions of $2.8 million, and offering costs of approximately $1.1 million. On September 30, 2022 and December 31, 2021, we had cash and cash equivalents and restricted cash of $12.6 million and $28.9 million, respectively.
We are subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of our products, the successful protection of our proprietary technologies, ability to grow into new markets, and compliance with government regulations. As of September 30, 2022, we have not experienced a significant adverse impact to our business, financial condition or cash flows resulting from the COVID-19 pandemic, geopolitical actions or threat of cyber-attacks. However, we have seen adverse impacts to our gross profit margin due to inflationary pressures in the current economic environment. Uncertainties regarding the continued economic impact of inflationary pressures, the COVID-19 pandemic, geopolitical actions and threat of cyber-attacks are likely to result in sustained market turmoil, which could negatively impact our business, financial condition, and cash flows in the future.
Our ability to raise additional capital may be adversely impacted by the potential worsening of global economic conditions, including inflationary pressures, and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic and geopolitical tensions. If we seek additional financing to fund our business activities in the future, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. If we are unable to raise the necessary funds when needed or achieve planned cost savings, or other strategic objectives are not achieved, we may not be able to continue our operations, or we could be required to modify our operations that could slow future growth.
We are required to maintain a minimum liquidity (as defined in the Wintrust Credit Facility) of no less than $8.5 million tested on the last day of each fiscal quarter beginning September 30, 2022 and thereafter to comply with our financial covenants. As of September 30, 2022, we were in compliance with all debt covenant requirements and there were no events of default. We have historically incurred losses and expect to continue to generate operating losses and consume cash resources in the near term; however, due to our high level of working capital, minimal debt and expected financial performance in the future, we expect to be in compliance with all required debt covenants and do not anticipate substantial doubt about our ability to continue as a going concern. We have implemented and continue to implement plans to achieve operating profitability, including various margin improvement initiatives, the consolidation of and introduction of new co-manufacturers, the optimization of our pricing strategy and ingredient profiles, and new product innovation.
A summary of our cash flows is as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash flows (used in) provided by:
Operating activities	$(17,972)	$(8,320)
Investing activities	(198)	(124)
Financing activities	1,843	37,716
Net (decrease) increase in cash and cash equivalents and restricted cash	$(16,327)	$29,272

Cash flows from operating activities
Cash used in operating activities increased $9.7 million, or 116%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in cash used in operating activities was primarily driven by significant fluctuations in our working capital, including a comparative increase in our inventory balance of $8.3 million as we built inventory to support the Halo Elevate® launch and the rebranding of TruDog and Halo Holistic™. Additionally, net (loss) income from operations adjusted for non-cash expenses was $(8.5) million for the nine months ended September 30, 2022 compared to $(7.4) million for the nine months ended September 30, 2021. This increase in operating cash outflows was primarily driven by increased marketing spend related to building and launching our new long-term sales strategy during 2022, which is not expected to recur at the same levels in 2023.
Cash flows from investing activities
Cash used in investing activities was $0.2 million during the nine months ended September 30, 2022 and $0.1 million during the nine months ended September 30, 2021. The cash used in investing activities is related to the purchase of fixed assets.
Cash flows from financing activities
Cash provided by financing activities was $1.8 million for the nine months ended September 30, 2022 compared to cash provided by financing activities of $37.7 million during the nine months ended September 30, 2021. The cash provided by financing activities for the nine months ended September 30, 2022 was related to net proceeds from the revolving line of credit of $2.5 million, partially offset by payments on the term loan of $0.7 million. The cash provided by financing activities for the nine months ended September 30, 2021 was primarily related to net proceeds from the IPO of $36.2 million, proceeds from private placements of $4.1 million and cash received from warrant exercises of $1.7 million, partially offset by net payments on the term loans of $2.4 million, net payments on the revolving line of credit of $0.3 million, $0.1 million of debt issuance costs and $1.3 million related to share repurchases.
Indebtedness
As of September 30, 2022, our indebtedness consisted of a term loan and a revolving credit facility. For additional details about the terms, covenants and restrictions contained in the Wintrust Credit Facility, see "Note 7 - Debt" to our interim condensed consolidated financial statements included in this Quarterly Report.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net sales, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgements involved in the accounting policies described below and in our Annual Report for the year ended December 31, 2021 have the greatest potential impact on our financial statements and, therefore, we consider those to be our critical accounting estimates. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Other than noted below, there have been no material changes to our critical accounting estimates compared to the descriptions in our Annual Report for the year ended December 31, 2021.
Goodwill Impairment
We evaluate goodwill for impairment at least annually at the reporting unit level. We monitor the existence of potential impairment indicators throughout the year and will evaluate for impairment whenever events or circumstances indicate that the fair value of a reporting unit is below its carrying value. Impairment testing is based on our current business strategy in light of present industry and economic conditions, as well as future expectations. Fair value measurements used in the impairment review of goodwill are Level 3 measurements.
When evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount. Qualitative factors include macroeconomic conditions, industry and market conditions, and overall company financial performance. If, after assessing the totality of events and circumstances, we determine that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, a quantitative impairment test is unnecessary. If the fair value exceeds the carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value of the goodwill. We consider fair value to be substantially in excess of carrying value at a 20% premium or greater.

When performing a quantitative impairment test, determining the fair value of a reporting unit involves the use of significant estimates and assumptions to evaluate the impact of operational and macroeconomic changes. If a quantitative assessment is deemed necessary, we determine fair value using a weighted average of widely accepted valuation techniques, including the income approach and market approach. The income approach applies a fair value methodology based on discounted cash flows, which contains uncertainties because it requires management to make significant assumptions and judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital or discount rate, which is risk-adjusted to reflect the specific risk profile of our business. The market approach includes determining appropriate comparable companies and applying an estimated multiple to apply to our operating results. The primary market multiples to which we compare are revenue and earnings before interest, taxes, depreciation, and amortization.
See "Note 6 - Goodwill and intangible assets" to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information regarding goodwill impairment assessment completed during the period.
In performing our assessments, we believe that we have made reasonable estimates based on the facts and circumstances that were available. However, the determination of fair value includes assumptions that are subject to risk and uncertainty. If our future performance varies from current expectations, assumptions, or estimates, including those assumptions around inflationary pressures on product and labor costs, our revenue growth rates and our overall profitability, as well as our expectations around the duration of our stock price decline, may trigger future impairment charges. We will continue to monitor developments throughout the remainder of 2022, including updates to our forecasts as well as our market capitalization, and an update of our assessment and related estimates may be required in the future.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and not required to provide the information under this Item.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Management evaluated its internal control over financial reporting for the quarter ended September 30, 2022. Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in internal control over financial reporting
There were no changes in internal control over financial reporting during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
Other than noted below, there have been no material changes from the risk factors described under the heading “Risk Factors” in our Annual Report filed on March 29, 2022. Additionally, in the Quarterly Report filed with the SEC on August 11, 2022, we included a risk factor concerning our ability to continue as a going concern for at least one year from the issuance of the financial statements which has since been alleviated and therefore removed from our Risk Factors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for further discussion around going concern. You should carefully consider, in addition to the other information set forth in this report, the below and the risk factors discussed in our Annual Report that could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward-looking statements contained in this Quarterly Report, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
If our goodwill or amortizable intangible assets become impaired, then we could be required to record a significant charge to earnings.
We evaluate goodwill for impairment at least annually. We monitor the existence of potential impairment indicators throughout the year and will evaluate for impairment whenever events or circumstances indicate that the fair value of a reporting unit is below its carrying value. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include declines in stock price, market capitalization or cash flows, and slower growth rates in our industry. Depending on the results of these evaluations, we could be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets were determined, negatively impacting our results of operations.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The below presents information with respect to common stock repurchases during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 to July 31, 2022	—	$—	—	$3,000,000
August 1, 2022 to August 31, 2022	—	$—	—	$3,000,000
September 1, 2022 to September 30, 2022	—	$—	—	$3,000,000
Total	—	$—	—
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
The following exhibits are filed herewith.
EXHIBIT INDEX

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc. and Bona Vida, Inc.	8-K	333-161943	2.1	05/10/2019
2.2	First Amendment to Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc., and Bona Vida, Inc., dated May 3, 2019	8-K	333-161943	2.2	05/10/2019
2.3	Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC	8-K	333-161943	2.3	05/10/2019
2.4	First Amendment to Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC, dated May 6, 2019	8-K	333-161943	2.4	05/10/2019
2.5	Amended and Restated Stock Purchase Agreement, dated December 18, 2019, by and among the Company, Halo, Purely For Pets, Inc., Thriving Paws, LLC and HH-Halo LP	8-K	333-161943	2.1	12/26/2019
2.6	Agreement and Plan of Merger, dated July 28, 2022, by and among TruPet LLC and Halo, Purely for Pets, Inc.	10-Q	001-40477	2.6	08/11/2022
3.1	Certificate of Incorporation, dated January 1, 2019	10-Q	333-161943	3.1	04/15/2019
3.2	Certificate of Amendment to Certificate of Incorporation, dated February 1, 2019	10-Q	333-161943	3.2	04/15/2019
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 13, 2019	8-K	333-161943	3.1	03/20/2019
3.4	Certificate of Amendment to Certificate of Incorporation, dated April 18, 2019	10-KT	333-161943	3.5	07/25/2019
3.5	Certificate of Amendment to Certificate of Incorporation, dated July 30, 2020	8-K	333-161943	99.1	07/30/2020
3.6	Certificate of Merger of Sport Endurance, Inc. with and into the Company	10-Q	333-161943	3.4	04/15/2019
3.7	Bylaws	10-Q	333-161943	3.5	04/15/2019
3.8	Certificate of Designation for Series F Convertible Preferred Stock	8-K	333-161943	3.1	10/02/2020
3.9	Certificate of Cancellation of Series F Preferred Stock of Better Choice Company Inc.	8-K	001-40477	3.1	07/29/2022
3.10	Certificate of Merger of TruPet LLC with and into Halo, Purely for Pets, Inc.	10-Q	001-40477	3.10	08/11/2022
4.1	Form of Warrant in connection with the November 2019 private placement	8-K	333-161943	4.2	11/15/2019
4.2	Form of Subscription Agreement, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	10.6	01/31/2020
4.3	Form of Warrant, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	4.8	01/31/2020
4.4	Form of Warrant, dated December 19, 2019, by and among the Company and the Shareholder Personal Guarantors	10-Q	333-161943	4.10	01/31/2020
4.5	Form of Subscription Agreement dated April 25, 2019 in connection with the May 2019 private placement	8-K	333-161943	10.1	04/30/2019
4.6	Form of Subscription Agreement in connection with the November 2019 private placement	8-K	333-161943	10.1	11/15/2019
4.7†	Better Choice Company Inc. Amended and Restated 2019 Incentive Award Plan	10-K	333-161943	10.19	05/04/2020
4.8†	Form of 2019 Incentive Award Plan Stock Option Agreement	S-1	333-234349	10.7	10/28/2019
4.9	Form of Warrant in connection with the June 2020 private placement.	10-Q	333-161943	4.11	06/25/2020
4.10	Form of Subscription Agreement in connection with the June 2020 private placement.	10-Q	333-161943	4.13	06/25/2020

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.11	Form of July 2020 Warrants	8-K	333-161943	10.5	07/21/2020
4.12	Form of Warrant in connection with the October 2020 Series F Private Placement	8-K	333-161943	4.1	10/02/2020
4.13	Form of Securities Purchase Agreement in connection with the October 2020 Series F Private Placement	8-K	333-161943	10.1	10/02/2020
4.14	Form of Warrant in connection with the January 2021 Private Placement	S-1/A	333-251241	4.22	02/16/2021
4.15	Form of Securities Purchase Agreement in connection with the January 2021 Private Placement	S-1/A	333-251241	4.23	02/16/2021
10.1†	Form of Indemnification Agreement by and among the Company and its officers and directors	S-1	333-234349	10.8	10/28/2019
10.2†	Employment Agreement, dated December 28, 2020 by and between Scott Lerner and the Company	8-K/A	333-161943	10.2	01/05/2021
10.3†	Employment Agreement, dated October 8, 2020, by and between Sharla Cook and the Company	10-K	333-161943	10.12	03/30/2021
10.4†	Employment Agreement, dated September 27, 2020, by and between Robert Sauermann and the Company	10-K	333-161943	10.13	03/30/2021
10.5†	Employment Agreement, dated January 1, 2021, by and between Donald Young and the Company	10-K	333-161943	10.14	03/30/2021
10.6	Loan and Security Agreement, dated as of January 6, 2021, by and between Old Plank Trail Community Bank, N.A. and Halo, Purely for Pets, Inc.	8-K	333-161943	10.1	01/11/2021
10.7	Term Note A, dated as of January 6, 2021, issued by Halo Purely for Pets, Inc.	8-K	333-161943	10.3	01/11/2021
10.8	Guaranty and Security Agreement, dated as of January 6, 2021, made by Better Choice Company Inc., TruPet LLC, and Bona Vida, Inc., a Delaware corporation	8-K	333-161943	10.4	01/11/2021
10.9	Intellectual Property Security Agreement, dated as of January 6, 2021, executed and delivered by the Company, TruPet and Bona Vida	8-K	333-161943	10.5	01/11/2021
10.10	Stock Pledge Agreement, dated as of January 6, 2021, executed and delivered by the Company in favor of Lender	8-K	333-161943	10.6	01/11/2021
10.11	First Amendment to Loan and Security Agreement, dated as of January 6, 2021, by and between Old Plank Trail Community Bank, N.A. and Halo, Purely for Pets, Inc.	8-K	001-40477	10.1	08/17/2021
10.12	Revolving Promissory Note, dated as of August 13, 2021, issued by Halo Purely for Pets, Inc.	8-K	001-40477	10.2	08/17/2021
10.13	Deposit Account Pledge Agreement, dated as of August 13, 2021, executed and delivered by Halo Purely for Pets, Inc.	8-K	001-40477	10.3	08/17/2021
10.14	Second Amendment to Loan and Security Agreement, dated as of January 6, 2021, by and between Old Plank Trail Community Bank, N.A. and Halo, Purely for Pets, Inc.	10-K	001-40477	10.14	03/29/2022
10.15	Third Amendment to Loan and Security Agreement, dated as of October 24, 2022, by and between Old Plank Trail Community Bank, N.A. (“Lender”) and Halo, Purely for Pets, Inc., a Delaware corporation (“Halo”).	8-K	001-40477	10.1	10/25/2022
10.16	Revolving Promissory Note, dated as of October 24, 2022, issued by Halo in favor of Lender.	8-K	001-40477	10.2	10/25/2022
10.17	First Amendment to Deposit Account Pledge Agreement, dated as of October 24, 2022, executed and delivered by Halo in favor of Lender.	8-K	001-40477	10.3	10/25/2022
10.18†*#	Separation Agreement, dated as of September 14, 2022, by and between the Company and Scott Lerner
10.19†*#	Advisory Consulting Agreement, dated as of November 2, 2022, by and between the Company and Lionel F. Conacher
21.1*	Subsidiaries of the Company

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101*	The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text and including detailed tags
104*	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (included as Exhibit 101)
†    Indicates a management contract or any compensatory plan, contract or arrangement.
*    Filed or furnished herewith.
#    Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(b)(10)(iv). Such excluded information is both not material and is the type that the registrant treats as private or confidential.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTER CHOICE COMPANY INC.

Date: November 10, 2022	By:	/s/ LIONEL F. CONACHER

Lionel F. Conacher
Interim Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ SHARLA A. COOK

Sharla A. Cook
Chief Financial Officer (Principal Financial and Accounting Officer)