Form 10-K
period 2022-12-31
Better Choice Co Inc.
filed 2023-03-28
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price of $2.20 as reported on the NYSE American was: $48,422,086.
The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 30,541,148 shares of $0.001 par value common stock outstanding as of March 24, 2023.
DOCUMENTS INCORPORATED BY REFERENCE:
The information required by Items 10, 11, 12, 13, and 14 will be furnished (and are hereby incorporated) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.

Better Choice Company Inc.
Annual Report on Form 10‑K for the Fiscal Year Ended December 31, 2022

FORWARD‑LOOKING STATEMENTS
This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “potential,” “project,” “projection,” “seek,” “should,” “will,” “would,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including, but not limited to, those summarized below:
•our ability to continue as a going concern;
•the impact of damage to or interruption of our information technology systems due to cyber-attacks or other circumstances beyond our control;
•the continued impact of the actual or perceived effects of the COVID-19 pandemic, including as a result of any additional variants of the virus or the efficacy and distribution of vaccines, on the global pet health and wellness industry, our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations;

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
•the effect of potential price increases and shortages on the inputs, commodities and ingredients that we require, whether as a result of the continued actual or perceived effects of the COVID-19 pandemic or broader geopolitical and macroeconomic conditions, including the military conflict between Russia and Ukraine;
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
We sell our premium and super-premium products (which we believe generally includes products with a retail price greater than $0.20 per ounce) under the Halo brand umbrella, which includes Halo Holistic™, Halo Elevate® and the former TruDog brand, which has been rebranded and successfully integrated under the Halo brand umbrella during the third quarter of 2022. Our core products sold under the Halo brand are made with high-quality, thoughtfully sourced ingredients for natural, science based nutrition. Each innovative recipe is formulated with leading veterinary and nutrition experts to deliver optimal health. Our diverse and established customer base has enabled us to penetrate multiple channels of trade, which we believe enables us to deliver on core consumer needs and serve pet parents wherever they shop. We group these channels of trade into four distinct categories: E-commerce, which includes the sale of product to online retailers such as Amazon and Chewy; Brick & Mortar, which primarily includes the sale of product to Pet Specialty retailers such as Petco, Pet Supplies Plus and neighborhood pet stores, as well as to select grocery chains; Direct to Consumer (“DTC”) which includes the sale of product through our website halopets.com; and International, which includes the sale of product to foreign distribution partners and to select international retailers.
New product innovation represents the cornerstone of our growth plan, supported by our own research and development, and acquisitions. Our established supply and distribution infrastructure allows us to bring new products to market in nine months, generally. Our outsourced manufacturing model is flexible, scalable and encourages innovation allowing us to offer a breadth of assortment in dog and cat food products under the Halo brand, serving a wide variety of customer needs.
Halo is the brand for a new generation of pet parents. For millennial pet parents who view their pets as children, we believe Halo provides the world’s best nutrition for the world’s best kids. Halo offers two premium sub-lines of natural dog and cat food for this audience - Halo Holistic, which includes the former TruDog brand and Halo Elevate.
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
Halo Elevate®, our second sub-line which launched during 2022, provides best-in-class nutrition. We believe it's the only natural pet food with leading nutrient levels to support the top five pet parent health concerns which include digestive health, heart and immunity support, healthy skin and coat, hip and joint support and strength and energy. Each recipe delivers natural, science-based nutrition for optimal health. Both Halo Holistic and Halo Elevate® provide confidence and validation to empower millennial pet parents.
Our Products and Brands
We have a broad portfolio of over 100 active premium and super premium animal health and wellness products for dogs and cats, which includes products sold under the Halo brand across multiple forms, including foods, treats, toppers, dental products, chews, grooming products and supplements. Our products consist of naturally formulated premium kibble and canned dog and cat food, freeze-dried raw dog food and treats, vegan dog food and treats, oral care products and supplements. Our products are sustainably sourced, derived from real whole meat and no rendered meat meal and include non-GMO fruits and vegetables.
Our products are manufactured by an established network of co-manufacturers in partnership with Better Choice. We have maintained each of our key co-manufacturing relationships for more than four years, with certain relationships in place for more than ten years and with the launch of Halo Elevate®, we have expanded and engaged two new co-manufacturing partners in 2022.
Our Customers and Channels

In 2022, we generated $65.7 million of gross sales and $54.7 million of net sales. By channel in 2022, E-Commerce generated approximately $21.1 million of gross sales and $14.6 million of net sales, Direct-to-Consumer generated approximately $8.1 million of gross sales and $6.6 million of net sales, Brick & Mortar generated approximately $14.6 million of gross sales and $11.6 million of net sales and International generated approximately $21.9 million of gross sales and $21.9 million of net sales. The following chart provides a breakdown of our net sales by channel for the year ended December 31, 2022:
In 2022, 39% of our net sales were made online, through a combination of E-commerce partner websites, such as Amazon, Chewy, Petflow, Thrive Market and Vitacost, and our DTC website, hosted on Shopify. A majority of our online sales are driven by repeat purchases from existing customers. Although industry-wide E-commerce sales retreated somewhat following the March 2020 pantry stocking, the sale of pet food and supplies online had increased 35% year-over-year according to Packaged Facts, with subscription sales nearly equal to the March 2020 peak. We anticipate our ability to reach a growing base of diverse customers online will continue to improve as E-commerce penetration increases. At the same time, we believe that our long-established relationships with key Brick & Mortar customers such as Petco and Pet Supplies Plus will enable us to jointly launch new products that are designed for in-store success, such as the national launch of Halo Elevate® in more than 2,000 Brick & Mortar locations in 2022.
In addition to our domestic sales channels, the Halo brand's international sales grew 48% in 2022, driven primarily by significant new customer acquisition and increased brand awareness in our key Asian markets. We believe that our growth in Asia is fueled by increasing levels of economic financial status and demand for premium and super-premium, western manufactured products, with China representing the largest market opportunity for growth and 81% of Better Choice’s $21.9 million of international sales in 2021. We believe this growth is sustainable and we have more than $70.0 million of contracted minimum sales with our key Asian distribution partners from 2023 to 2025.
Supply Chain, Manufacturing and Logistics
Halo partners with a number of co-manufacturing partners to produce its products. Our products sold today under the Halo brand are made strictly from naturally raised animals on sustainable farms and are manufactured in the U.S and use healthy, natural ingredients, with all purchases transacted in U.S. dollars. By sourcing cage-free poultry, pasture-raised beef, and wild-caught fish from certified sustainable fisheries and not including meat meals or other animal byproducts in its formulations, our Halo brand is able to provide pets and pet parents with a nutritious and highly digestible suite of food and treats. Some products are preserved using either freeze drying or gentle air dehydration to eliminate the need for artificial preservatives and added chemicals. Our treats and chews are oven-baked, using natural ingredients for maximum nutrition and protein content. Halo’s dog and cat foods meet The Association of American Feed Control Officials (“AAFCO”) guidelines and are small-batch tested for common contaminants prior to leaving the manufacturer.
We utilize logistics service providers as a part of our supply chain, primarily for shipping and logistics support. Fulfillment of orders is managed by a third-party warehousing and logistics partner, Fidelitone. Our warehouse was located in Lebanon, Tennessee throughout 2021 and relocated to Wauconda, Illinois in 2022. Our DTC ecosystem allows us to efficiently manage and customize the online shopping experience for customers, including a customer dashboard where shoppers can manage and track orders and order history. Our products are shipped by trusted carriers for expeditious and reliable delivery.
Raw Materials and Principal Suppliers
We rely upon the supply of raw materials that meet our high-quality specifications and sourcing requirements. We source Global Animal Partnership ("GAP") certified cage-free chicken, GAP certified cage-free turkey, Marine Stewardship Council ("MSC") certified wild-caught salmon and whitefish and select non-GMO fruits and vegetables, such as peas, sweet potatoes and lentils. If any raw material is adulterated and does not meet our specifications, it could significantly impact our ability to source manufactured products and could materially and adversely impact our business, financial condition and results of operations.

For the supply and co-manufacturing of our products, we have relied on Alphia, Inc. (“Alphia” f/k/a “C.J. Foods”) for dry kibble which has been transitioned to Barrett Petfood Innovations during 2022, Simmons Pet Food, Inc. (“Simmons”) and Thai Union Manufacturing Co., LTD. for canned wet food, BrightPet Nutrition Group, LLC (“BrightPet”) for vegan kibble and freeze dried treats, Carnivore Meat Company, LLC (“Carnivore”) for the supply and co-manufacturing of freeze-dried food and treats. We sourced approximately 69% of inventory purchases from three vendors for the year ended December 31, 2022 and approximately 65% from two vendors for the year ended December 31, 2021.
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
In recent years, consumer purchasing behaviors have shifted dramatically and E-Commerce penetration has significantly increased. Although approximately 39% of Better Choice’s sales are made online today, we remain committed to partnering with select Brick & Mortar retailers in pet specialty and neighborhood pet, as in-store recommendation and trial represent a significant opportunity for new customer acquisition. We believe that these in-store partnerships are complementary to the incentives that our E-Commerce partners offer to drive monthly subscriptions, and build upon the recurring revenue that we generate online.
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
Employees and Human Capital Resources
As of December 31, 2022, we had 46 full time employees and one part time employee. Our human capital resource objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards. Our employees are not represented by any labor union or any collective bargaining arrangement with respect to their employment with us. We have never experienced any work stoppages or strikes as a result of labor disputes and we believe our overall relationships with our employees are positive and the strength of our team is a critical success factor in becoming the most innovative premium pet food company in the world. Our employees share an entrepreneurial spirit, a passion for excellence and the inspiration to drive the future of the pet health and wellness industry.
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
Corporate Information
We were incorporated in the State of Nevada in 2001 under the name Cayenne Construction, Inc., and in 2009, changed our name to Sports Endurance, Inc. Effective March 11, 2019, we changed our name to Better Choice Company Inc. after reincorporating in Delaware. We have three subsidiaries - Halo, Purely for Pets, Inc., Bona Vida, Inc. and Wamore Corporation S.A. Our principal executive offices are located at 12400 Race Track Road, Tampa, FL 33626. Our website is available at https://www.betterchoicecompany.com. Our website and the information contained on or connected to that site are not, and should not be deemed to be part of or incorporated into this Annual Report on Form 10-K.
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
For information regarding our outstanding stockholders’ equity and potentially dilutive securities, refer to "Note 8 - Debt", "Note 10 - Stockholders’ equity", "Note 11 - Warrants" and "Note 12 - Share-based compensation" in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, which is incorporated into this Item 1A by reference.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our principal place of business is located at 12400 Race Track Road, Tampa, FL 33626, which consists of approximately 5,000 square feet of office space which we lease. Our lease for this location is scheduled to expire on January 31, 2026.
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

	High	Low
2021
First Quarter (1)	$10.80	$6.84
Second Quarter (1)	$9.72	$4.02
Third Quarter (2)	$4.78	$2.96
Fourth Quarter (2)	$4.30	$2.85
2022
First Quarter (2)	$3.95	$2.11
Second Quarter (2)	$3.04	$1.86
Third Quarter (2)	$2.65	$0.78
Fourth Quarter (2)	$1.24	$0.44
(1)The high and low bid prices for this quarter were reported by the OTCQX marketplace.
(2)The high and low bid prices for this quarter were reported by the NYSE American marketplace.
Holders of Common Stock
As of March 24, 2023, we had 30,541,148 shares of our common stock issued and outstanding. As of March 24, 2023, there were 152 record holders of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Securities
Since January 1, 2020, the registrant made the following issuances and purchases of its unregistered securities as described below. All share amounts have been retroactively adjusted to give effect to a reverse stock split of 1-for-6 effective June 28, 2021 in connection with the IPO.
(1) On January 2, 2020, the registrant issued 51,441 shares of common stock to an investor for net proceeds of $0.5 million, net of issuance costs of less than $0.1 million.
(2) On January 13, 2020 and January 20, 2020, respectively, the registrant issued 12,120 shares of common stock and 10,204 common stock warrants to a third party in connection with a contract termination.

(3) On March 3, 2020, the registrant issued 75,000 shares of restricted common stock to three non-employee directors in return for services provided in their capacity as directors.
(4) On March 5, 2020, the registrant issued 20,834 shares of common stock to an affiliate of iHeartMedia Entertainment, Inc. (“iHeart”) for future advertising.
(5) On March 17, 2020, the registrant issued an additional 167,206 warrants to holders of warrants acquired on May 6, 2019 due to dilutive impact of subsequent issuances.
(6) On March 30, 2020, the registrant issued 993 restricted shares of common stock to an officer.
(7) On June 24, 2020, the registrant issued an aggregate principal amount of $1.5 million subordinated convertible promissory notes and 83,334 warrants to one of our directors and 83,334 warrants to one of our shareholders. The subordinated convertible promissory notes were convertible at a conversion price of $4.50 per share and the warrants have an exercise price of $7.50 per share.
(8) On June 24, 2020, the registrant issued 166,668 warrants to two of our directors with an exercise price of $7.50 per share.
(9) On July 20, 2020, the registrant issued a total of 50,000 common stock purchase warrants to certain of our directors as consideration for the shareholder guaranty in connection with the Citizens ABL Agreement with an exercise price of $6.30 per share.
(10) On July 20, 2020, the registrant issued a total of 33,334 common stock purchase warrants to certain of our directors with an exercise price of $6.30 per share.
(11) On October 1, 2020, October 12, 2020 and October 23, 2020, the registrant issued (i) 17,763.55 shares, 1,106.015 shares and 2,832 shares, respectively, of Series F Preferred Stock and (ii) 5,921,184 warrants, 368,672 warrants, 944,000 warrants, respectively, to acquire shares of registrant’s common stock. The Series F Preferred Stock and related warrants were issued as units, with each (i) share of Series F Preferred Stock having a Stated Value of $1,000 and was convertible into shares of registrant’s common stock at a price of $3.00 per share and (ii) related warrant being exercisable to acquire such number of shares of common stock as the related share of Series F Preferred Stock was convertible into with an exercise price of $4.50 per share of common stock.
(12) On October 23, 2020, the registrant issued a total of 100 shares of Series F Preferred Stock in connection with a marketing agreement. Each share of Series F Preferred Stock had a Stated Value of $1,000 and was convertible into shares of registrant’s common stock at a price of $3.00 per share.
(13) On November 30, 2020, the registrant issued (i) 66,667 warrants to acquire shares of the registrant's common stock to a third-party as consideration for services.
(14) On January 22, 2021, the registrant issued (i) a total of 548,082 shares of common stock and (ii) 548,082 shares of common stock purchase warrants to acquire shares of registrant’s common stock. The common stock and related warrants were issued as units, with each (i) share of common stock having a par value of $.001 and (ii) related warrant being exercisable to acquire the same number of shares common stock issued, at an exercise price of $8.70 per share of common stock.
(15) On February 1, 2021, the registrant issued (i) 16,204 shares of common stock in connection with a separation agreement.
(16) On February 1, 2021, the registrant issued (i) 5,000 shares of common stock to a third-party as consideration for services.
(17) On June 28, 2021, the registrant issued 1,081 shares of common stock in lieu of fractional shares in connection with the Reverse Stock Split.
(18) On June 29, 2021, upon commencement of the trading of the registrant's common stock on the NYSE on June 29, 2021, all of its outstanding convertible notes payable automatically converted into 4,732,420 shares of common stock.
(19) Upon the consummation of the IPO on July 1, 2021, all shares of the Series F convertible preferred stock were converted into 5,764,533 shares of common stock.
(20) On February 1, 2022, the registrant issued 218,345 shares of common stock to five non-employee directors in return for services provided in their capacity as directors.
(21) On November 2, 2022, the registrant issued 40,817 shares of common stock to a member of its board of directors for service as interim CEO.
(22) On December 30, 2022, the registrant issued 24,738 shares of common stock to a member of its board of directors for service as interim CEO.

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
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our repurchases of Better Choice Company common stock during the three months ended December 31, 2022:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 to October 31, 2021	—	$—	—	$3,000,000
November 1, 2021 to November 30, 2021	—	$—	—	$3,000,000
December 1, 2021 to December 31, 2021	—	$—	—	$3,000,000
Total	—	$—	—
(1)In May 2022, our Board of Directors approved a share repurchase program that authorized the repurchase of up to $3.0 million of the Company's outstanding common stock in the open market through December 31, 2022 .
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
We sell our premium and super-premium products (which we believe generally includes products with a retail price greater than $0.20 per ounce) under the Halo brand umbrella, which includes Halo Holistic™, Halo Elevate® and the former TruDog brand, which has been rebranded and successfully integrated under the Halo brand umbrella during the third quarter of 2022. Our core products sold under the Halo brand are made with high-quality, thoughtfully sourced ingredients for natural, science based nutrition. Each innovative recipe is formulated with leading veterinary and nutrition experts to deliver optimal health. Our diverse and established customer base has enabled us to penetrate multiple channels of trade, which we believe enables us to deliver on core consumer needs and serve pet parents wherever they shop. We group these channels of trade into four distinct categories: E-commerce, which includes the sale of product to online retailers such as Amazon and Chewy; Brick & Mortar, which primarily includes the sale of product to Pet Specialty retailers such as Petco, Pet Supplies Plus and neighborhood pet stores, as well as to select grocery chains; Direct to Consumer (“DTC”) which includes the sale of product through our website halopets.com; and International, which includes the sale of product to foreign distribution partners and to select international retailers.
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
Recent Corporate Developments
On September 13, 2022, we announced that Scott Lerner was stepping down from his role as Chief Executive Officer ("CEO"), effective September 14, 2022. Also on September 13, 2022, we announced that Lionel F. Conacher was appointed as Interim CEO, effective September 14, 2022.
On March 2, 2023, we announced that Robert Sauermann was resigning from his role as Chief Operating Officer ("COO"), effective March 17, 2023. On March 21, 2023, we announced that Sharla Cook was resigning from her role as Chief Financial Officer, effective April 3, 2023.

Results of Operations for the Years Ended December 31, 2022 and 2021
The following table sets forth our consolidated results for the periods presented (in thousands):

	Years Ended December 31,		Change
	2022	2021	$	%
Net sales	$54,660	$46,006	$8,654	19%
Cost of goods sold	39,399	30,638	8,761	29%
Gross profit	15,261	15,368	(107)	(1)%
Operating expenses:
Selling, general and administrative	32,461	28,507	3,954	14%
Share-based compensation	2,969	4,140	(1,171)	(28)%
Impairment of goodwill	18,614	—	18,614	100%
Total operating expenses	54,044	32,647	21,397	66%
Loss from operations	(38,783)	(17,279)	(21,504)	(124)%
Other (expense) income:
Interest expense, net	(551)	(3,217)	2,666	83%
Gain on extinguishment of debt, net	—	457	(457)	(100)%
Change in fair value of warrant liabilities	—	23,463	(23,463)	(100)%
Total other (expense) income, net	(551)	20,703	(21,254)	103%
Net (loss) income before income taxes	(39,334)	3,424	(42,758)	(1,249)%
Income tax (benefit) expense	(18)	37	(55)	(149)%
Net (loss) income available to common stockholders	$(39,316)	$3,387	$(42,703)	(1,261)%
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
Information about our revenue channels is as follows (in thousands):

	Twelve Months Ended December 31,
	2022		2021
E-commerce (1)	$14,565	27%	$15,091	33%
Brick & Mortar	11,624	21%	6,766	15%
DTC	6,620	12%	9,397	20%
International (2)	21,851	40%	14,752	32%
Net Sales	$54,660	100%	$46,006	100%
(1)Our E-commerce channel includes two customers that amounted to greater than 10% of total net sales. These customers had $7.5 million and $6.6 million of net sales for the year ended December 31, 2022, respectively and $7.0 million and $7.6 million of net sales for the year ended December 31, 2021, respectively.
(2)One of our International customers that distributes products in China amounted to greater than 10% of total net sales during the years ended December 31, 2022 and December 31, 2021 and represented $17.7 million and $9.1 million of net sales, respectively.

Net sales increased $8.7 million, or 19%, to $54.7 million for the year ended December 31, 2022 compared to $46.0 million for the year ended December 31, 2021. The increase was driven by growth in our Brick & Mortar channel driven by the launch of Halo Elevate® and growth in our International channel, partially offset by lower E-commerce and DTC sales driven by an intentional reduction in new customer acquisition and retention marketing spend in connection with our strategic rebranding of TruDog under the Halo umbrella which was successfully executed and implemented in July 2022 and the Halo Holistic™ relaunch. Our revenue growth and the sales for certain products was negatively impacted in the first half of 2022 by the supply chain issues being felt globally as we navigate through short-term shortages in raw materials as well as production delays stemming from labor constraints.
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
During the year ended December 31, 2022, gross profit decreased $0.1 million, or 1%, to $15.3 million compared to $15.4 million during the year ended December 31, 2021. Gross profit margin decreased 6% to 28% for the year ended December 31, 2022 compared to 33% for the year ended December 31, 2021. The decrease in margin was driven primarily by several cost increases from our primary suppliers as a result of broad-scale inflation in the industry as well as an inventory write-off attributable to our Halo Holistic™ rebranding initiatives, partially offset by cost savings from transitioning some of our primary suppliers and price increases to customers as described below. We expect these cost saving offsets will contribute to higher gross profit realization going forward.
We continue to actively work with our co-manufacturing and freight partners to generate future cost savings and have successfully transitioned some of our primary suppliers to help realize improved gross profit margins in future periods. Additionally, we began implementing price increases to our customers to help cover these cost increases beginning late in the third quarter of 2021. We implemented additional price increases during 2022, which became effective in the second and third quarters of 2022. We could see continued margin variability due to the current economic environment and pricing pressures due to inflationary costs for both transportation and raw materials. We will continue to refine and optimize our overall pricing strategy as we evaluate the future impact of inflation and align ourselves with the market.
Operating expenses
Our Selling, general and administrative ("SG&A") expenses consist of the following:
•Sales and marketing costs, for specific customer promotional programs, paid media, content creation expenses and our DTC selling platform. Marketing costs are geared towards customer acquisition and retention and building brand awareness. During the year ended December 31, 2022, sales and marketing costs increased approximately $3.9 million or 36%, to $14.6 million from $10.7 million during the year ended December 31, 2021. The increase was driven primarily by non-cash amortization related to the utilization of the remaining prepaid radio advertisement services with iHeart, marketing and advertising agency fees related to building and launching our new sales strategy as well as increased marketing spend in our International sales channel, partially offset by a temporary intentional decrease in customer acquisition and retention marketing spend as we shift the focus of our investments to our longer-term sales strategy.
•Employee compensation and benefits increased approximately $0.3 million or 4% during the year ended December 31, 2022 to $7.5 million from $7.2 million during the year ended December 31, 2021. The increase was primarily related to the addition of several key members to our management team during the second half of 2021 that have significant operating experience in the pet and consumer-packaged good sectors which we believe will enable us to successfully execute our growth strategy, partially offset by higher severance costs during the first half of 2021.

•Freight, which is primarily related to the shipping of DTC orders to customers, decreased $0.2 million or 15% during the year ended December 31, 2022 to $1.6 million from $1.8 million during the year ended December 31, 2021. Freight costs are generally increasing, offset by our lower DTC sales as described above.
•Non-cash charges including depreciation, amortization, disposal or sale of assets and bad debt expense decreased $0.2 million or 6% to $1.8 million during the year ended December 31, 2022 from $2.0 million during the year ended December 31, 2021. The decrease was driven by disposals of certain assets during 2021, offset by additional capital expenditures throughout 2022.
•Other general and administrative costs for various general corporate expenses, including professional services, information technology, insurance, travel, costs related to merchant credit card fees, product development costs, rent, and certain tax costs. During the year ended December 31, 2022, other general and administrative costs increased $0.1 million, or 2% to $6.9 million compared to $6.8 million in the year ended December 31, 2021. The increase was driven by higher international consulting fees, additional travel fees and higher product development costs during the year ended December 31, 2022, partially offset by a non-cash reduction of our sales tax liability of $0.6 million during the year ended December 31, 2021 with no similar reduction of expense during the year ended December 31, 2022, as well as lower professional fees, lower franchise taxes and a reduction in rent expense as a result of prior lease terminations.
Share-based compensation includes expenses related to equity awards issued to employees and non-employee directors. During the year ended December 31, 2022, Share-based compensation decreased $1.1 million, or 28%, to $3.0 million, as compared to share-based compensation of $4.1 million during the year ended December 31, 2021. The decrease is driven by accelerated vesting on certain stock option grants during 2021, partially offset by common stock issued for board service and accelerated vesting of a certain stock option grant during 2022, interim CEO service compensation and additional option grants.
Impairment of goodwill included an impairment charge of $18.6 million during the year ended December 31, 2022, while there was no corresponding activity for the year ended December 31, 2021. See "Note 7 - Goodwill and intangible assets" for additional information.
Interest expense, net
During the year ended December 31, 2022, interest expense increased $2.6 million, or 83% to $0.6 million from $3.2 million for the fiscal year ended December 31, 2021. Interest expense for the year ended December 31, 2022 is comprised of interest on our Wintrust Credit Facility and the amortization of debt issuance costs. Interest expense for the year ended December 31, 2021 is comprised of interest on our Wintrust Credit Facility, payable in-kind interest on our previous senior subordinated convertible notes, and the amortization of debt issuance costs and accretion of debt discounts, including $1.4 million associated with the remaining discount on the previous senior subordinated convertible notes, which was fully accreted to interest expense in connection with the conversion to common stock resulting from the commencement of the trading of our common stock on the NYSE.
Gain on extinguishment of debt, net
During the year ended December 31, 2021, we incurred a net gain on extinguishment of debt of $0.5 million, while there was no corresponding activity for the year ended December 31, 2022. Gain on extinguishment of debt for the year ended December 31, 2021 relates to extinguishment accounting applied in connection with forgiveness of our PPP Loans, partially offset by the loss on termination of a term loan and ABL Facility.
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
Income taxes
Our income tax (benefit) provision consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for any allowable credits, deductions and uncertain tax positions as they arise. During the year ended December 31, 2022, we recorded income tax benefit of less than $0.1 million, which relates to indefinite-lived assets. During the year ended December 31, 2021, we recorded income tax expense of less than $0.1 million, which relates to indefinite-lived assets. The effective tax rate for the years ended December 31, 2022 and 2021 was 0% and 1%, respectively, which differs from the U.S. Federal statutory rate of 21% due to permanent differences attributable to the impairment of goodwill in 2022 and change in the fair value of the warrant liabilities in 2021 and because our losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of NOLs for the years ended December 31, 2022 and 2021.

Liquidity and capital resources
Historically, we have financed our operations primarily through the sales of shares of our common stock, warrants, preferred stock, and loans. In connection with our IPO, we issued and sold 8,000,000 shares of common stock at a price of $5.00 per share. On July 1, 2021 we received total net proceeds of approximately $36.1 million from the IPO, after deducting underwriting discounts and commissions of $2.8 million, and offering costs of approximately $1.1 million. On December 31, 2022 and December 31, 2021, we had cash and cash equivalents and restricted cash of $9.5 million and $28.9 million, respectively.
We are subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of our products, the successful protection of our proprietary technologies, ability to grow into new markets, and compliance with government regulations. As of December 31, 2022, we have not experienced a significant adverse impact to our business, financial condition or cash flows resulting from the COVID-19 pandemic, geopolitical actions or threat of cyber-attacks. However, we have seen adverse impacts to our gross profit margin due to inflationary pressures in the current economic environment. Uncertainties regarding the continued economic impact of inflationary pressures, the COVID-19 pandemic, geopolitical actions and threat of cyber-attacks are likely to result in sustained market turmoil, which could negatively impact our business, financial condition, and cash flows in the future.
We are required to maintain a minimum liquidity (as defined in the Wintrust Credit Facility) of no less than $8.5 million tested on the last day of each fiscal quarter beginning September 30, 2022 and thereafter to comply with our financial covenants. We have historically incurred losses and expect to continue to generate operating losses and consume cash resources in the near term. These conditions raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the date these interim condensed consolidated financial statements are issued, meaning that we may be unable to generate sufficient operating cash flows to maintain compliance with our financial covenant giving the lender the right to call the debt. We have implemented and continue to implement plans to achieve operating profitability, including various margin improvement initiatives, the consolidation of and introduction of new co-manufacturers, the optimization of our pricing strategy and ingredient profiles, and new product innovation. As of December 31, 2022, we were in compliance with all debt covenant requirements and there were no events of default.
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
A summary of our cash flows is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cash flows (used in) provided by:
Operating activities	$(20,553)	$(11,858)
Investing activities	(198)	(353)
Financing activities	1,282	37,164
Net (decrease) increase in cash and cash equivalents	$(19,469)	$24,953
Cash flows from operating activities
Cash used in operating activities increased $8.7 million, or 73%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in cash used in operating activities was primarily driven by significant fluctuations in our working capital, including a comparative increase in our inventory balance of $6.2 million as we built inventory to support the Halo Elevate® launch and the rebranding of TruDog and Halo Holistic™. Additionally, net (loss) income from operations adjusted for non-cash expenses was $(12.0) million for the year ended December 31, 2022 compared to $(10.0) million for the comparable prior year period. This increase in operating cash outflows was primarily driven by increased marketing spend related to building and launching our new long-term sales strategy during 2022, which is not expected to recur at the same levels in 2023.
Cash flows from investing activities

Cash used in investing activities was $0.2 million during the year ended December 31, 2022 and $0.4 million during the year ended December 31, 2021. The cash used in investing activities is related to capital expenditures.
Cash flows from financing activities
Cash provided by financing activities was $1.3 million, during the year ended December 31, 2022 and $37.2 million during the year ended December 31, 2021. The cash provided by financing activities for the year ended December 31, 2022 was related to net proceeds from the revolving line of credit of $6.7 million and net proceeds from a short term financing arrangement of $0.2 million, partially offset by payments on the term loan of $5.5 million and debt issuance costs of $0.1 million. The cash provided by financing activities for the year ended December 31, 2021 was related to net proceeds from the IPO of $36.1 million, proceeds from the January Private Placement of $4.1 million and cash received from warrant exercises of $1.7 million, partially offset by net payments on the term loans of $2.5 million, net payments on the revolving line of credit of $0.3 million, $0.1 million in debt issuance costs, and $1.6 million related to share repurchases.
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
The Wintrust Credit Facility subjects us to certain financial covenants, including the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00, tested as of the last day of each fiscal quarter. For the test as of December 31, 2021, we failed to satisfy the fixed charge coverage ratio and entered into a default waiver agreement with Wintrust in which Wintrust waived the existing default through the next testing date, March 31, 2022. Additionally, on March 25, 2022, we entered into the second amendment to the Wintrust Credit Facility, which removed the financial covenant to maintain a fixed charge coverage ratio and included a new financial covenant to maintain a minimum liquidity, as well updated the rate at which the Wintrust Credit Facility bore interest.
Furthermore, on October 24, 2022, we entered into the third amendment to the Wintrust Credit Facility which provided for an increase to the revolving line of credit, set the amount of Halo's obligation to pledge a deposit account with Wintrust to a fixed amount throughout the remainder of the term and provided updates to the interest rate, maturity date and minimum liquidity amount associated with the financial covenant. During the year ended December 31, 2022, we used proceeds from the increased revolving line of credit to pay off and retire the outstanding term loan associated with the Wintrust Credit Facility.
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
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgements that affect the reported amounts of assets, liabilities, net sales, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting estimates. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See "Note 1 - Nature of business and summary of significant accounting policies" to our audited consolidated financial statements included in this Annual Report on Form 10-K for a description of our significant accounting policies.
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
When performing a quantitative impairment test, determining the fair value of a reporting unit involves the use of significant estimates and assumptions to evaluate the impact of operational and macroeconomic changes. If a quantitative assessment is deemed necessary, we determine fair value using a weighted average of widely accepted valuation techniques, including the income approach and market approach. The income approach applies a fair value methodology based on discounted cash flows which contains uncertainties because it requires management to make significant assumptions and judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital or discount rate, which is risk-adjusted to reflect the specific risk profile of our business. The market approach includes determining appropriate comparable companies and applying an estimated multiple to apply to our operating results. The primary market multiples to which we compare are revenue and earnings before interest, taxes, depreciation and amortization. See "Note 1 - Nature of business and summary of significant accounting policies" for further information about our policy for fair value measurements. See "Note 7 - Goodwill and intangible assets" to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.
Share-Based Compensation
Share-based compensation expense is measured based on the estimated fair value of awards granted to employees, directors, officers and consultants on the grant date. Forfeitures are accounted for as they occur, therefore there are no forfeiture related estimates required.
The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model, which requires the development of input assumptions, as described in "Note 12 - Share-based compensation". Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of the subjective assumptions described in "Note 12 - Share-based compensation". The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. See "Note 12 - Share-based compensation" to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.
Accounting for Warrants
The fair value of warrants is estimated using a Monte Carlo and/or Black-Scholes valuation model. The assumptions used in these models included the simulation of future stock prices based on future financing events, likelihood of mandatory exercise of the warrants, and timing and likelihood of fundamental transactions, such as a change in control. Both valuation methodologies use key inputs, including expected stock volatility, the risk–free interest rate, the expected life of the option and the expected dividend yield. Expected volatility is calculated based on the analysis of other public companies within the pet wellness and internet commerce (e-commerce) sectors. Risk–free interest rates are calculated based on risk–free rates for the appropriate term. The expected life is estimated based on contractual terms as well as expected exercise dates. The dividend yield is based on the historical dividends issued by us. The valuation of the warrants is subject to uncertainty as a result of the unobservable inputs. If the volatility rate or risk-free interest rate were to change, the value of the warrants would be impacted.
Warrants that are classified as liabilities due to the terms of the warrant obligation are measured at fair value on a recurring basis at the end of each reporting period and as a result, we recorded an adjustment to the warrant liabilities to reflect the fair value as of December 31, 2021. Warrants that are classified as equity or considered compensation are measured at fair value on a non-recurring basis on the date of issuance. See "Note 11 - Warrants" to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors
Better Choice Company Inc.
Tampa, Florida
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Better Choice Company Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has continually incurred losses, has an accumulated deficit and is currently subject to certain financial covenants that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.
Goodwill Impairment Assessment
As described in Notes 1 and 7 to the consolidated financial statements, the Company has recognized goodwill impairment of $18.6 million for the year ended December 31, 2022. The Company evaluates goodwill for impairment annually, or more frequently if an event occurs or circumstances change that indicate the fair value of a reporting unit is below its carrying value. The Company performed multiple quantitative assessments for potential impairment during fiscal 2022. Under the quantitative approach, the Company made various estimates and assumptions to determine the estimated fair value of the reporting unit using a combination of a discounted cash flow model (income approach) and earnings multiples for guideline public companies (market approach).

We identified management’s judgments used in the income approach in estimating the fair value of the reporting units with goodwill balances as a critical audit matter. Significant judgments are required by management to develop assumptions used in the discounted cash flow analysis. In particular, the fair value estimate was sensitive to changes in revenue growth rates and the weighted average cost of capital (WACC) or discount rate. Auditing these assumptions involved especially challenging auditor judgment due to the nature and extent of audit effort required in performing procedures and evaluating audit evidence obtained and involved the use of professionals with specialized skill and knowledge to assist in performing these procedures.
The primary procedures we performed to address this critical audit matter included:
•Testing the completeness and accuracy of the underlying data used by the Company in its discounted cash flow analysis.
•Evaluating the reasonableness of management’s assumptions used in the Company’s discounted cash flow analysis, including forecasted revenue growth rates by comparing these assumptions to historical performance and those of the Company’s peers and industry reports.
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
Tampa, Florida
March 28, 2023

Better Choice Company Inc.
Consolidated Statements of Operations
(Dollars in thousands, except share and per share amounts)

	Year ended December 31,
	2022	2021
Net sales	$54,660	$46,006
Cost of goods sold	39,399	30,638
Gross profit	15,261	15,368
Operating expenses:
Selling, general and administrative	32,461	28,507
Share-based compensation	2,969	4,140
Impairment of goodwill	18,614	—
Total operating expenses	54,044	32,647
Loss from operations	(38,783)	(17,279)
Other (expense) income:
Interest expense, net	(551)	(3,217)
Gain on extinguishment of debt, net	—	457
Change in fair value of warrant liabilities	—	23,463
Total other (expense) income, net	(551)	20,703
Net (loss) income before income taxes	(39,334)	3,424
Income tax (benefit) expense	(18)	37
Net (loss) income available to common stockholders	$(39,316)	$3,387
Weighted average number of shares outstanding, basic	29,353,013	19,927,862
Weighted average number of shares outstanding, diluted	29,353,013	21,902,547
Net (loss) income per share available to common stockholders, basic	$(1.34)	$0.15
Net (loss) income per share available to common stockholders, diluted	$(1.34)	$0.14
The accompanying notes are an integral part of these consolidated financial statements.

Better Choice Company Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$3,173	$21,729
Restricted cash	6,300	7,213
Accounts receivable, net	6,744	6,792
Inventories, net	10,257	5,245
Prepaid expenses and other current assets	1,051	2,940
Total Current Assets	27,525	43,919
Fixed assets, net	375	369
Right-of-use assets, operating leases	173	56
Intangible assets, net	10,059	11,586
Goodwill	—	18,614
Other assets	544	116
Total Assets	$38,676	$74,660
Liabilities & Stockholders’ Equity
Current Liabilities
Accounts payable	$2,932	$4,553
Accrued and other liabilities	2,596	1,879
Term loan, net	—	855
Operating lease liability	52	54
Total Current Liabilities	5,580	7,341
Non-current Liabilities
Line of credit, net	11,444	4,856
Term loan, net	—	4,559
Deferred tax liability	—	24
Operating lease liability	124	5
Total Non-current Liabilities	11,568	9,444
Total Liabilities	17,148	16,785
Stockholders’ Equity
Common Stock, $0.001 par value, 200,000,000 shares authorized, 29,430,267 & 29,146,367 shares issued and outstanding as of December 31, 2022 and 2021, respectively	29	29
Additional paid-in capital	320,071	317,102
Accumulated deficit	(298,572)	(259,256)
Total Stockholders’ Equity	21,528	57,875
Total Liabilities and Stockholders’ Equity	$38,676	$74,660

The accompanying notes are an integral part of these consolidated financial statements.

Better Choice Company Inc.
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands, except shares)

	Common Stock		Series F Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	8,651,400	$9	21,754	$—	$232,530	$(260,641)	$(28,102)
Shares and warrants issued pursuant to private placement	546,733	1	—	—	4,071	—	4,072
Share-based compensation	17,537	—	—	—	4,140	—	4,140
Warrant exercises	380,716	—	—	—	1,685	—	1,685
Shares issued to third-parties for services	5,000	—	—	—	46	—	46
Warrant modifications	—	—	—	—	402	(402)	—
Conversion of Series F shares to common stock	7,251,205	7	(21,754)	—	(7)	—	—
Conversion of convertible notes to common stock	4,732,420	5	—	—	21,771	—	21,776
Shares issued in lieu of fractional shares due to reverse stock split	1,081	—	—	—	—	—	—
Shares issued pursuant to IPO	8,000,000	8	—	—	36,077	—	36,085
Reclassification of warrant liability to equity	—	—	—	—	16,387	—	16,387
Share repurchases	(439,725)	(1)	—	—	—	(1,600)	(1,601)
Net income available to common stockholders	—	—	—	—	—	3,387	3,387
Balance as of December 31, 2021	29,146,367	$29	—	$—	$317,102	$(259,256)	$57,875
Share-based compensation	283,900	—	—	—	2,969	—	2,969
Net loss available to common stockholders	—	—	—	—	—	(39,316)	(39,316)
Balance as of December 31, 2022	29,430,267	$29	—	$—	$320,071	$(298,572)	$21,528
The accompanying notes are an integral part of these consolidated financial statements.

Better Choice Company Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2022	2021
Cash Flow from Operating Activities:
Net (loss) income available to common stockholders	$(39,316)	$3,387
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Shares and warrants issued to third-parties for services	—	46
Depreciation and amortization	1,690	1,664
Amortization of debt issuance costs and discounts	56	1,800
Share-based compensation	2,969	4,140
Goodwill impairment	18,614	—
Change in fair value of warrant liabilities	—	(23,463)
PIK interest expense on notes payable	—	1,110
Amortization of prepaid assets	2,095	2,049
Inventory reserve	1,809	265
Other	126	(1,007)
Changes in operating assets and liabilities:
Accounts receivable	(66)	(2,141)
Inventories	(6,821)	(642)
Prepaid expenses and other assets	(1,047)	306
Accounts payable and accrued liabilities	(761)	773
Other	99	(145)
Cash Used in Operating Activities	$(20,553)	$(11,858)
Cash Flow from Investing Activities:
Capital expenditures	$(198)	$(353)
Cash Used in Investing Activities	$(198)	$(353)
Cash Flow from Financing Activities:
Proceeds from shares and warrants issued pursuant to private placement, net	$—	$4,012
Share repurchases	—	(1,601)
Proceeds from short-term financing arrangement	413	—
Payments on short-term financing arrangement	(248)	—
Proceeds from revolving lines of credit	12,317	5,535
Payments on revolving lines of credit	(5,640)	(5,883)
Proceeds from term loan	—	6,000
Payments on term loans	(5,450)	(8,529)
Cash received for warrant exercises	—	1,685
IPO proceeds, net	—	36,085
Debt issuance costs	(110)	(140)
Cash Provided by Financing Activities	$1,282	$37,164
Net (decrease) increase in cash and cash equivalents and restricted cash	$(19,469)	$24,953
Total cash and cash equivalents and restricted cash, beginning of period	28,942	3,989
Total cash and cash equivalents and restricted cash, end of period	$9,473	$28,942
Supplemental cash flow information

Cash paid during the year for:
Income taxes	$12	$8
Interest	$444	$360
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
Initial public offering
The Company completed its initial public offering (the “IPO”) on July 1, 2021, in which it issued and sold 8,000,000 shares of its common stock at a price of $5.00 per share. The total net proceeds from the IPO were approximately $36.1 million, after deducting underwriting discounts and commissions of $2.8 million, and offering costs of approximately $1.1 million. These IPO costs were recorded as a reduction of stockholders' equity, and presented net of cash proceeds received in the Consolidated Statement of Cash Flows.
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
In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the years ended December 31, 2022 and 2021, the financial position as of December 31, 2022 and 2021 and the cash flows for the years ended December 31, 2022 and 2021.
Going concern considerations
The Company is subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of its products, the successful protection of its proprietary technologies, ability to grow into new markets, and compliance with government regulations. The Company has continually incurred losses, has an accumulated deficit and is currently subject to certain financial covenants, which requires maintaining a minimum liquidity (as defined in the Wintrust Credit Facility below) of no less than $8.5 million tested as of the last day of each fiscal quarter. Our continued operating losses along with this financial covenant create substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these consolidated financial statements are issued. The Company does not currently expect it will be able to generate sufficient cash flow from operations to maintain sufficient liquidity to meet the required financial covenant in certain periods prior to maturity giving the lender the right to call the debt. The Company will need to either raise additional capital or obtain additional financing, and/or secure future waivers or amendments from its lenders, or accomplish some combination of these items to maintain sufficient liquidity. There can be no assurance that the Company will be successful in raising additional capital, securing future waivers and/or amendments from its lenders, renewing or refinancing its existing debt or securing new financing. If the Company is unsuccessful in doing so, it may need to reduce the scope of its operations, repay amounts owed to its lenders or sell certain assets.
The Company is continuing to implement plans to achieve operating profitability, as well as implementing other strategic objectives to address liquidity. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and payments of liabilities in the ordinary course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.
Summary of significant accounting policies
Cash and cash equivalents
Cash and cash equivalents include demand deposits held with banks and highly liquid investments with original maturities of ninety days or less at acquisition date. Cash and cash equivalents are stated at cost, which approximates fair value because of the short-term nature of these instruments. The Company's cash equivalents are held in government money market funds and at times may exceed federally insured limits. For purposes of reporting cash flows, the Company considers all cash accounts that are not subject to withdrawal restrictions or penalties to be cash and cash equivalents. At December 31, 2022 and 2021, the Company had $8.0 million and $18.6 million, respectively, in money market funds all of which were held in cash.
Restricted cash
The Company was required to maintain a restricted cash balance of $6.3 million and $7.2 million as of December 31, 2022 and 2021, respectively, in connection with the Wintrust Credit Facility. See "Note 8 - Debt" for additional information.
Accounts receivable and allowance for doubtful accounts
Accounts receivable consist of unpaid buyer invoices from the Company’s customers and credit card payments receivable from third-party credit card processing companies. Accounts receivable is stated at the amount billed to customers, net of point of sale and cash discounts. The Company assesses the collectability of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors. Based on this analysis, an allowance for doubtful accounts is recorded, and the provision is included within SG&A expense. The Company recorded a $0.1 million allowance for doubtful accounts for the years ended December 31, 2022 and 2021, respectively.
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

The Company assesses potential impairments of its fixed assets whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. An impairment charge would be recognized when the carrying amount of the identified asset grouping exceeds its fair value and is not recoverable, which would occur if the carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the identified asset grouping.
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
Preferred stock
In accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity (ASC 480)”, preferred stock issued with redemption provisions that are outside of the control of the Company or that contain certain redemption rights in a deemed liquidation event is required to be presented outside of Stockholders’ Equity on the face of the Consolidated Balance Sheets. The Company's Convertible Series F Preferred Stock (the "Series F") contained redemption provisions that required it to be presented within Stockholders’ Equity.
Share repurchases
In August 2021, the Company's board of directors approved a share repurchase program that authorized the repurchase of up to $2.0 million of the Company's outstanding common stock in the open market through December 31, 2021. Repurchased shares are immediately retired and returned to unissued status. During the year ended December 31, 2021, 439,725 shares were repurchased for $1.6 million, inclusive of broker's commissions.
On May 10, 2022, the Company's board of directors approved a share repurchase program that authorized the repurchase of up to $3.0 million of the Company's outstanding common stock in the open market through December 31, 2022. Repurchased shares are immediately retired and returned to unissued status. During the year ended December 31, 2022 no shares were repurchased.
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that some or all the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2022 and 2021, the Company does not have any significant uncertain income tax positions. If incurred, the Company would classify interest and penalties on uncertain tax positions as income tax expense.
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
Cost of goods sold
Cost of goods sold consists primarily of the cost of product obtained from co-manufacturers, packaging materials, freight costs for shipping inventory to the warehouse, as well as third-party warehouse and order fulfillment costs. During the year ended December 31, 2022, the Company's cost of goods sold increased $8.8 million, or 29% compared to the year ended December 31, 2021. The increase in cost was driven by cost increases from primary suppliers as a result of broad-scale inflation in the industry.
Advertising
The Company charges advertising costs to expense as incurred and such charges are included in SG&A expense. The Company's advertising expenses consist primarily of online advertising, search costs, email advertising and radio advertising. In addition, the Company reimburses its customers and third parties for in store activities and record these costs as advertising expenses. Advertising costs were $12.2 million and $9.0 million for the years ended December 31, 2022 and 2021, respectively, of which $2.1 million and $0.9 million is related to the amortization of the prepaid advertising contract with iHeart for the years ended December 31, 2022 and 2021, respectively. See "Note 4 - Prepaid expenses and other current assets" for additional information on the prepaid advertising contract with iHeart.
Freight Out
Costs incurred for shipping and handling, including moving finished product to customers are included in SG&A expense. Shipping costs associated with moving finished products to customers were $1.6 million and $1.8 million for the years ended December 31, 2022 and 2021, respectively.
Research and development
Research and development costs related to developing and testing new products are expensed as incurred and included in SG&A expense. Research and development costs were $0.5 million for the years ended December 31, 2022 and 2021, respectively.
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
The Company's only remaining operating lease as of December 31, 2022 relates to office space. There are no material residual value guarantees or material restrictive covenants.
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
Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments recognized on the Consolidated Balance Sheets consist of cash and cash equivalents, restricted cash, accounts receivable, prepaid assets, accounts payable, term loan, line of credit, accrued liabilities and other liabilities.

The fair value of the Company’s money market funds is based on quoted market prices using Level 1 inputs. The fair value for the Company’s term loan and line of credit approximates carrying value as the instrument has a variable interest rate that approximates market rates. These inputs related to the Company’s term loan and line of credit are reflected as Level 2 inputs.
The Company values it's warrant liabilities using Level 2 inputs.
Fair value measurements of non-financial assets and non-financial liabilities reflect Level 3 inputs and are primarily used to measure the estimated fair values of goodwill, other intangible assets and long-lived assets impairment analyses.
Basic and diluted (loss) income per share
Basic and diluted (loss) income per share has been determined by dividing the net (loss) income available to common stockholders for the applicable period by the basic and diluted weighted average number of shares outstanding, respectively. Common stock equivalents are excluded from the computation of diluted weighted average shares outstanding when their effect is anti-dilutive.
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
New Accounting Standards
Recently adopted
ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”
In June 2016, the FASB issued ASU 2016-13, a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard is effective for the Company on January 1, 2023. The new standard will not have a material impact on the consolidated financial statements.
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
Information about the Company’s net sales by revenue channel is as follows (in thousands):

	Twelve Months Ended December 31,
	2022		2021
E-commerce (1)	$14,565	27%	$15,091	33%
Brick & Mortar	11,624	21%	6,766	15%
DTC	6,620	12%	9,397	20%
International (2)	21,851	40%	14,752	32%
Net Sales	$54,660	100%	$46,006	100%
(1)The Company's E-commerce channel includes two customers that amounted to greater than 10% of the Company's total net sales. These customers had $7.5 million and $6.6 million of net sales for the year ended December 31, 2022, respectively and $7.0 million and $7.6 million of net sales for the year ended December 31, 2021, respectively.
(2)One of the Company's International customers that distributes products in China amounted to greater than 10% of the Company's total net sales during the years ended December 31, 2022 and December 31, 2021 and represented $17.7 million and $9.1 million of net sales, respectively.
Note 3 - Inventories
Inventories are summarized as follows (in thousands):

	December 31, 2022	December 31, 2021
Food, treats and supplements	$10,212	$4,666
Inventory packaging and supplies	1,699	1,028
Total Inventories	11,911	5,694
Inventory reserve	(1,654)	(449)
Inventories, net	$10,257	$5,245

Note 4 – Prepaid expenses and other current assets
Prepaid expenses and other current assets are summarized as follows (in thousands):

	December 31, 2022	December 31, 2021
Prepaid advertising contract with iHeart (1)	$—	$2,095
Other prepaid expenses and other current assets	1,051	845
Total Prepaid expenses and other current assets	$1,051	$2,940
(1)On August 28, 2019, the Company entered into a radio advertising agreement with iHeart Media + Entertainment, Inc. ("iHeart") and issued 166,667 shares of common stock valued at $3.4 million for future advertising services. The Company issued an additional 20,834 shares valued at $0.1 million on March 5, 2020 pursuant to the agreement. The current portion of the remaining value, reflected above, is the remaining value of services that the Company expects to utilize within the twelve months following the reporting period date, unless the term is extended. The Company utilized the remaining advertising services during the year ended December 31, 2022.

Note 5 - Fixed assets
Fixed assets consist of the following (in thousands):

	Estimated Useful Life	December 31, 2022	December 31, 2021
Equipment	2 - 5 years	$7	$163
Furniture and fixtures	2 - 5 years	221	179
Computer software, including website development	2 - 3 years	187	161
Computer equipment	1 - 2 years	129	72
Total fixed assets		544	575
Accumulated depreciation		(169)	(206)
Fixed assets, net		$375	$369
Depreciation expense was $0.2 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.
Note 6 – Accrued and other liabilities
Accrued and other liabilities consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued taxes	110	139
Accrued payroll and benefits	688	755
Accrued trade promotions and advertising	567	119
Accrued interest	84	25
Accrued commissions	385	—
Deferred revenue	336	225
Short-term financing	165	—
Other	261	616
Total accrued and other liabilities	$2,596	$1,879

Note 7 – Goodwill and intangible assets
Goodwill
The change in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 is summarized as follows (in thousands):

December 31, 2022
Balance as of December 31, 2020	18,614
Accumulated impairment	—
Balance as of December 31, 2021	$18,614
Impairment expense	(18,614)
Balance as of December 31, 2022	$—
Goodwill is evaluated for impairment if an event occurs or circumstances change that indicate the carrying value of a reporting unit may not be recoverable. During July 2022, the Company completed a legal merger of TruPet and Halo, Purely for Pets, Inc., a wholly owned subsidiary of Better Choice Company Inc. ("Halo"), with Halo as the surviving entity in connection with the execution of rebranding its former TruDog brand under the Halo brand umbrella. In conjunction with the legal merger and rebranding, the Company performed an analysis of its reporting units and concluded it has one reporting unit after the legal merger and rebrand, and as such, the Company performed a quantitative goodwill assessment as of July 1, 2022 in addition to its annual impairment test as of October 1, 2022.

Under the quantitative approach, the Company makes various estimates and assumptions to determine the estimated fair value of the reporting unit using a combination of a discounted cash flow model and a guideline comparable analysis. The fair value measurements used in the impairment review of goodwill are Level 3 measurements which include unobservable inputs that are supported by little, infrequent or no market activity and reflect management’s own assumptions. The key assumptions used in estimating the fair value of its reporting units as of July 1, 2022 and October 1, 2022 utilizing the income approach include the discount rate and revenue growth rates. The discount rate utilized in estimating the fair value of its reporting units as of July 1, 2022 and October 1 2022 was 20.0%, reflecting the assessment of a market participant's view of the risks associated with the projected cash flows. Revenue growth rates varied for each year included in the valuation model based on management’s best estimate of forecasted operating results. The assumptions used in estimating the fair values are based on currently available data and management's best estimates of revenues, EBITDA margins, and cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions. As a result of the annual impairment test, the Company recorded an impairment charge of $18.6 million during the year ended December 31, 2022, resulting in full impairment to the goodwill carrying value.
Intangible assets
The Company’s intangible assets (in thousands) and related useful lives (in years) are as follows:

			December 31, 2022		December 31, 2021
	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	7	$7,190	$(3,115)	$4,075	$(2,088)	$5,102
Trade name	15	7,500	(1,516)	5,984	(1,016)	6,484
Total intangible assets		$14,690	$(4,631)	$10,059	$(3,104)	$11,586
Amortization expense was $1.5 million for the years ended December 31, 2022 and 2021, respectively.

The estimated future amortization of intangible assets over the remaining weighted average useful life of 8.7 years is as follows (in thousands):

2023	$1,527
2024	1,527
2025	1,527
2026	1,494
2027	500
Thereafter	3,484
$10,059
The Company assesses intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. If impairment indicators are present, the Company performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to these long-lived assets to their carrying value. Based on the impairment indicators and goodwill impairment charge described above, the Company performed an assessment of its intangible assets at the end of the reporting period and determined that the undiscounted cash flows of the identified asset grouping exceeded the carrying value, and as such, there has been no impairment of the intangible assets as of December 31, 2022.
Note 8 – Debt
The components of the Company’s debt consist of the following (in thousands):

	December 31, 2022			December 31, 2021
	Amount	Rate	Maturity date	Amount	Rate	Maturity date
Term loan, net	$—	(1)	10/31/2024	$5,414	(2)	1/6/2024
Line of credit, net	11,444	(1)	10/31/2024	4,856	(2)	1/6/2024
Total debt	11,444			10,270
Less current portion	—			855
Total long-term debt	$11,444			$9,415
(1)Interest at a variable rate of the daily U.S. Federal Funds Rate plus 375 basis points with an interest rate floor of 3.75% per annum.
(2)Interest at a variable rate of LIBOR plus 250 basis points with an interest rate floor of 2.50% per annum.
Term loan and lines of credit
On January 6, 2021, Halo entered into a credit facility with Old Plank Trail Community Bank, N.A., an affiliate of Wintrust Bank, N.A. (“Wintrust”) consisting of a $6.0 million term loan and a $6.0 million revolving line of credit, each scheduled to mature on January 6, 2024 and each bore interest at a variable rate of LIBOR plus 250 basis points, with an interest rate floor of 2.50% per annum (the "Wintrust Credit Facility"). The Second Wintrust Amendment described below updated the rate at which the Wintrust Credit Facility bore interest to the greater of the daily U.S. Federal Funds Rate plus 285 basis points, or the interest rate floor, which remained unchanged. The Third Wintrust Amendment described below updated the interest rate on the Wintrust Credit Facility to the U.S. Federal Funds Rate plus 375 basis points, with an interest rate floor of 3.75% and extends the maturity date of the Wintrust Credit Facility from January 6, 2024 to October 31, 2024. Accrued interest on the Wintrust Credit Facility is payable monthly which commenced on February 1, 2021. Principal payments were required to be made monthly on the term loan commencing February 2021 with a balloon payment upon the original maturity date. The proceeds from the Wintrust Credit Facility were used (i) to repay outstanding principal, interest and fees under the previous revolving line of credit with Citizens Business Bank (the "ABL Facility") and (ii) for general corporate purposes. The Company applied extinguishment accounting to the outstanding balances of the previous term loan and ABL Facility and recorded a loss on extinguishment of debt of $0.4 million during 2021. Debt issuance costs of $0.1 million were incurred related to the Wintrust Credit Facility.
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
As part of the Third Wintrust Amendment described above, Halo used a portion of the increased revolving credit facility to repay and retire the outstanding term loan portion of the Wintrust Credit Facility. As of December 31, 2022, the line of credit outstanding under the Wintrust Credit Facility was $11.4 million, net of debt issuance costs of less than $0.2 million. As of December 31, 2021, the term loan and line of credit outstanding were $5.4 million and $4.9 million, respectively, net of debt issuance costs of less than $0.1 million, respectively. Debt issuance costs are amortized using the effective interest method. The carrying amount for the Company’s term loan and line of credit approximate fair value as the instruments have variable interest rates that approximate market rates.
As of December 31, 2022, the Company was in compliance with all debt covenant requirements and there were no events of default.
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
Previously, $0.1 million of the Seller Notes were held by an executive of the Company and $2.2 million of the subordinated convertible notes were held by a member of the board of directors, all of which were converted to common stock as described above. PIK interest related to these notes was $0.1 million for the year ended December 31, 2021.
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
The Company recorded interest expense related to its outstanding indebtedness of $0.6 million and $3.2 million for the years ended December 31, 2022 and 2021, respectively. PIK interest relating to Notes Payable was $1.1 million for the year ended December 31, 2021.
Future Debt Maturities
Future debt maturities as of December 31, 2022 and for succeeding years are as follows (in thousands):

Year ending December 31:
2023	$—
2024	$11,444
2025	$—
2026	$—
2027	$—
Thereafter	$—
Total	$11,444
Note 9 – Commitments and contingencies

The Company had no material purchase obligations as of December 31, 2022 or 2021.
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
Note 10 – Stockholders’ equity
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
See "Note 1 - Nature of business and summary of significant accounting policies" for additional information regarding the impacts to the Company's Stockholders’ equity related to the Company's IPO.
The Company has reserved common stock for future issuance as follows for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Exercise of options to purchase common stock	3,071,187	2,684,041
Exercise of warrants to purchase common stock	9,433,584	9,433,584
Total	12,504,771	12,117,625
Note 11 – Warrants
The following summarizes the Company's outstanding warrants to purchase shares of the Company's common stock as of and for the years ended December 31, 2022 and 2021:

	Warrants	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2020	9,916,997	$7.32
Issued	548,110	$8.70
Exercised	(389,881)	$4.52
Terminated/Expired	(641,642)	$24.64
Warrants outstanding as of December 31, 2021	9,433,584	$5.92
Issued	—	$—
Exercised	—	$—
Terminated/Expired	—	$—
Warrants outstanding as of December 31, 2022	9,433,584	$5.92
The intrinsic value of outstanding warrants was $0.0 million as of December 31, 2022 and 2021, respectively. The following discussion provides details on the various types of outstanding warrants and the related relevant disclosures around each type.

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
The pre-IPO warrant liability was remeasured at fair value using a Monte Carlo Model, representing a level 3 financial instrument. Post-IPO the fair value was measured at each reporting period using the Black Scholes Option Model representing a level 2 financial instrument. The total value of the consideration received in connection with the Series F Private Placement was first allocated to the warrant liability at fair value, with the remainder allocated to the preferred stock, which led to a discount ascribed to the Series F Preferred Stock. Accordingly, the Company recorded a discount of $14.6 million on the Series F Preferred Stock by adjusting Additional paid-in capital.
The following schedule shows the change in fair value during the year ended December 31, 2021 (in thousands):

Warrant liability
Balance as of December 31, 2020	$39,850
Change in fair value of warrant liability	(23,463)
Reclassification of warrant liability to equity (1)	(16,387)
Balance as of December 31, 2021	$—
(1)Reclassified to equity on July 1, 2021 in connection with the IPO. See "Note 1 - Nature of business and summary of significant accounting policies" for additional information.
The following schedule shows the inputs used to measure the fair value of the warrant liability:

Warrant Liability	July 1, 2021
Stock Price	$4.19
Exercise Price	$4.50
Expected remaining term (in years)	5.25 - 5.31
Volatility	60.0%
Risk-free interest rate	0.94%
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
Note 12 – Share-based compensation
On November 11, 2019, the Company received shareholder approval for the Amended and Restated 2019 Incentive Award Plan (the “Amended 2019 Plan”). The Amended 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock or cash-based awards or a dividend equivalent award. The Amended 2019 Plan authorized the issuance of 1,083,334 shares of common stock which was increased to 1,500,000 after the Halo acquisition; the Amended 2019 Plan also provides for an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 10% of the shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of common stock as determined by the Board; provided, however, not more than 9,000,000 shares of common stock shall be authorized for issuance. The authorized shares for issuance was increased to 2,700,000 on January 1, 2021, increased to 5,614,637 on January 1, 2022 and again increased to 8,557,663 on January 1, 2023.
Stock options
The following table provides detail of the options granted and outstanding (dollars in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2021	2,684,041	$6.10	8.5	$—
Granted	618,500	$2.24
Forfeited/Expired	(231,354)	$5.26
Options outstanding as of December 31, 2022	3,071,187	$5.39	7.2	$—

Options exercisable as of December 31, 2022	2,141,961	$5.84	6.5	$—
Options granted under the Amended 2019 Plan vest over a period of two to three years. All vested options are exercisable and may be exercised through the ten-year anniversary of the grant date (or such earlier date described in the applicable award agreement).
During the years ended December 31, 2022 and 2021, $2.4 million and $4.0 million, respectively, of share-based compensation expense was recognized related to options issued. As of December 31, 2022, unrecognized share-based compensation related to options was $2.0 million, which is expected to be recognized over a weighted average period of 0.8 years.
The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model, using the following assumptions primarily based on historical data:

Years Ended December 31,
	2022	2021
Risk-free interest rate	1.70 - 4.02%	0.36 - 1.39%
Expected volatility (1)	65.0% - 72.5%	60.0% - 67.5%
Expected dividend yield	—%	—%
Expected life (years) (2)	6.0 - 6.5	6.0 - 6.5
(1)Expected volatility was determined using a combination of historical volatility and implied volatility.
(2)For certain options, the simplified method is utilized to determine the expected life due to the lack of historical data.
Restricted Stock Awards

In February 2022, the Company granted 218,345 shares of restricted common stock to members of its board of directors under the Amended 2019 Plan as compensation for annual board service. These restricted stock awards were immediately vested and, as such, the Company recorded share-based compensation expense of $0.5 million upon issuance.
During the fourth quarter of 2022, the Company granted 65,555 shares of restricted common stock to a member of its board of directors for service as interim CEO. These restricted stock awards were immediately vested and, as such, the Company recorded share-based compensation expense of less than $0.1 million upon issuance.
In January 2023, the Company granted 892,860 shares of restricted common stock to members of its board of directors under the Amended 2019 Plan as compensation for annual board service. These restricted stock awards were immediately vested and, as such, the Company recorded share-based compensation expense of $0.5 million upon issuance.
In January 2023, the Company granted 200,000 shares of restricted common stock to certain executives and employees under the Amended 2019 Plan as performance bonus compensation totaling $0.1 million. These restricted stock awards were issued on the grant date with a one year cliff vesting condition and the Company will recognize the expense over the vesting period.
During the first quarter of 2023, the Company granted 18,021 shares of restricted common stock to a member of its board of directors for service as interim CEO. These restricted stock awards were immediately vested and, as such, the Company recorded share-based compensation expense of less than $0.1 million upon issuance.
Note 13 – Employee benefit plans
The Company has a qualified defined contribution 401(k) plan, which covers substantially all of its employees. Participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the IRS. The Company matches participant contributions pursuant to the terms of the plan, which contributions are limited to a percentage of the participant’s eligible compensation. The Company made contributions related to the plan and recognized expense of less than $0.2 million during the years ended December 31, 2022 and 2021, respectively.
Note 14 – Related party transactions
Notes payable
The Company issued $0.8 million of subordinated convertible notes to a member of the board of directors during June 2020 and were converted to common stock upon consummation the Company's IPO on July 1, 2021. See "Note 8 - Debt" and "Note 1 - Nature of business and summary of significant accounting policies" for additional information.
Director Fees
The Company pays quarterly board of director fees. During the years ended December 31, 2022 and 2021, board of director fees totaled $0.3 million and $0.4 million, respectively. As of December 31, 2022 and 2021, $0.1 million of these director fees were in accounts payable on the Consolidated Balance Sheets, respectively.
Note 15 – Income taxes
For the year ended December 31, 2022, the Company recorded income tax benefit of less than $0.1 million. For the year ended December 31, 2021, the Company recorded income tax expense of less than $0.1 million. For the years ended December 31, 2022 and 2021, the Company's effective tax rate was 0% and 1%, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily because the Company’s losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of net operating losses (“NOLs”) for the years ended December 31, 2022 and 2021.

The following table is a reconciliation of the components that caused the Company's provision for income taxes to differ from amounts computed by applying the U.S. federal statutory rate of 21% (in thousands):

	Years Ended December 31,
	2022		2021
Statutory U.S. Federal income tax	$(8,260)	21.0%	$719	21.0%
State income taxes, net	(167)	0.4%	(650)	(19.0)%
Change in valuation allowance	5,384	(13.7)%	2,371	69.2%
Goodwill impairment	3,802	(9.7)%	—	—%
Warrant valuation	—	—%	(4,927)	(143.9)%
Tax effect of non-deductible equity instruments	—	0.1%	2,340	68.4%
Return to provision adjustment	(5)	—%	20	0.6%
Other	(772)	2.0%	164	4.8%
Total provision	$(18)	0.1%	$37	1.1%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred income tax assets:
Net operating loss carryforwards	$19,182	$15,049
ROU assets	42	14
Share-based compensation	5,251	4,668
Inventory	157	106
Other assets	2,306	2,021
Gross deferred tax assets	26,938	21,858
Valuation allowance	(24,479)	(19,095)
Net deferred tax assets	$2,459	$2,763
Deferred income tax liabilities:
Fixed assets	(86)	—
Operating lease liabilities	(41)	(13)
Intangibles	(2,332)	(2,774)
Deferred tax liabilities, net of valuation allowance	$—	$(24)
As of December 31, 2022, the Company had a deferred tax asset (before valuation allowance) recorded on gross federal and state net operating loss carryforwards of approximately $78.6 million and $59.0 million, respectively. The net operating losses will begin to expire in 2026.
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
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets in the future. A significant piece of objective negative evidence evaluated was the cumulative loss incurred through the years ended December 31, 2022 and 2021. Such objective evidence limits the ability to consider other subjective positive evidence such as current year taxable income and future income projections. On the basis of this evaluation, as of December 31, 2022, a valuation allowance of $24.5 million was recorded since it is more likely than not that the deferred tax assets will not be realized.

Changes in valuation allowance are as follows (in thousands):

	Years Ended December 31,
	2022	2021
Valuation allowance, at beginning of year	$19,095	$16,724
Increase in valuation allowance	5,384	2,371
Valuation allowance, at end of year	$24,479	$19,095
As of December 31, 2022 and 2021, the Company does not have any significant uncertain tax positions and as of December 31, 2022 and 2021, the Company had no accrued interest and penalties related to uncertain income tax positions. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. If incurred, the Company would classify interest and penalties on uncertain tax positions as income tax expense.
The Company is subject to taxation in the U.S. federal and various state jurisdictions. The Company is not currently under audit by any taxing authorities. The Company remains open to examination by tax jurisdictions for tax years beginning with the 2019 tax year for federal and 2018 for states. Federal and state net operating losses are subject to review by taxing authorities in the year utilized and future years.
Note 16 – Concentrations
Major suppliers
The Company sourced approximately 69% of its inventory purchases from three vendors for the year ended December 31, 2022. The Company sourced approximately 65% of its inventory purchases from two vendors for the year ended December 31, 2021.
Major customers
Accounts receivable from three customers represented 88% of accounts receivable as of December 31, 2022. Accounts receivable from three customers represented 71% of accounts receivable as of December 31, 2021. Three customers represented 58% of gross sales for the year ended December 31, 2022. Three customers represented 54% of gross sales for the year ended December 31, 2021.
Credit risk
As of December 31, 2022 and 2021, the Company’s cash and cash equivalents were deposited in accounts at several financial institutions and may maintain some balances in excess of federally insured limits. The Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents.
Note 17 – (Loss) earnings per share
The Company presents (loss) earnings per share on a basic and diluted basis. Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding ("WASO") during the period. Diluted (loss) earnings per share includes the dilutive effect of common stock equivalents consisting of stock options and warrants using the treasury stock method and convertible notes and preferred stock using the if-converted method. Under the treasury stock method, the amount the holder must pay for exercising stock options or warrants and the amount of average compensation cost for future service that has not yet been recognized are collectively assumed to be used to repurchase shares.
For the year ended December 31, 2022, the Company’s basic and diluted net loss per share attributable to common stockholders are the same as the Company generated a net loss and common stock equivalents are excluded from diluted net loss per share as they have an anti-dilutive impact. Therefore, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. For the year ended December 31, 2022, potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows: 9,433,583 of stock equivalent warrants, 3,064,775 of stock equivalent employee stock options and 6,412 of stock equivalent other options.
As the Company reported net income for the year ended December 31, 2021, basic and diluted net earnings per share are calculated as outlined above. For the year ended December 31, 2021, diluted WASO included 1,974,685 common stock equivalents, and 5,114,148 common stock equivalents were excluded based on the fact that their inclusion would have had an anti-dilutive effect on earnings per share.

The following table sets forth basic and diluted net (loss) earnings per share attributable to common stockholders for the years ended December 31, 2022 and 2021 (in thousands, except share and per share amounts):

	Year ended December 31,
	2022	2021
Numerator:
Net (loss) income	$(39,316)	$3,387
Less: Adjustment due to warrant modifications	—	402
Adjusted net (loss) income available to common stockholders	$(39,316)	$2,985
Denominator:
Basic WASO	29,353,013	19,927,862
Dilutive common stock equivalents	—	1,974,685
Diluted WASO	29,353,013	21,902,547

Net (loss) earnings per share attributable to common stockholders, basic	$(1.34)	$0.15
Net (loss) earnings per share attributable to common stockholders, diluted	$(1.34)	$0.14

Note 18 – Subsequent events
On March 7, 2023, the Company entered into an agreement with Believeco to provide marketing support services for an interim period. A member of the Company's board of directors is a partner at Believeco.
On March 2, 2023, we announced that Robert Sauermann was resigning from his role as Chief Operating Officer ("COO"), effective March 17, 2023. On March 21, 2023, we announced that Sharla Cook was resigning from her role as Chief Financial Officer, effective April 3, 2023.

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
Our management, with the participation of our interim chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, those controls.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.
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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
(1)Financial Statements - See Index to Consolidated Financial Statements appearing on page 37.
(2)Financial Statement Schedules - None.
(3)Exhibits - The exhibits listed on the accompanying index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.
EXHIBIT INDEX

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
2.1	Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc. and Bona Vida, Inc.	8-K	333-161943	2.1	05/10/2019
2.2	First Amendment to Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc., and Bona Vida, Inc., dated May 3, 2019	8-K	333-161943	2.2	05/10/2019
2.3	Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC	8-K	333-161943	2.3	05/10/2019
2.4	First Amendment to Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC, dated May 6, 2019	8-K	333-161943	2.4	05/10/2019
2.5	Amended and Restated Stock Purchase Agreement, dated December 18, 2019, by and among the Company, Halo, Purely For Pets, Inc., Thriving Paws, LLC and HH-Halo LP	8-K	333-161943	2.1	12/26/2019
2.6	Agreement and Plan of Merger, dated July 28, 2022, by and among TruPet LLC and Halo, Purely for Pets, Inc.	10-Q	001-40477	2.6	08/11/2022
3.1	Certificate of Incorporation, dated January 1, 2019	10-Q	333-161943	3.1	04/15/2019
3.2	Certificate of Amendment to Certificate of Incorporation, dated February 1, 2019	10-Q	333-161943	3.2	04/15/2019
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 13, 2019	8-K	333-161943	3.1	03/20/2019
3.4	Certificate of Amendment to Certificate of Incorporation, dated April 18, 2019	10-KT	333-161943	3.5	07/25/2019
3.5	Certificate of Amendment to Certificate of Incorporation, dated July 30, 2020	8-K	333-161943	99.1	07/30/2020
3.6	Certificate of Merger of Sport Endurance, Inc. with and into the Company	10-Q	333-161943	3.4	04/15/2019
3.7	Bylaws	10-Q	333-161943	3.5	04/15/2019
3.8	Certificate of Designation for Series F Convertible Preferred Stock	8-K	333-161943	3.1	10/02/2020
3.9	Certificate of Cancellation of Series F Preferred Stock of Better Choice	8-K	001-40477	3.10	08/11/2022
3.10	Certificate of Merger of TruPet LLC with and into Halo, Purely for Pets, Inc.	10-Q	001-40477	3.10	08/11/2022
4.1	Form of Warrant in connection with the November 2019 private placement	8-K	333-161943	4.2	11/15/2019
4.2	Form of Subscription Agreement, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	10.6	01/31/2020
4.3	Form of Warrant, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	4.8	01/31/2020
4.4	Form of Warrant, dated December 19, 2019, by and among the Company and the Shareholder Personal Guarantors	10-Q	333-161943	4.10	01/31/2020
4.5	Form of Subscription Agreement dated April 25, 2019 in connection with the May 2019 private placement	8-K	333-161943	10.1	04/30/2019
4.6	Form of Subscription Agreement in connection with the November 2019 private placement	8-K	333-161943	10.1	11/15/2019

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
4.7†	Better Choice Company Inc. Amended and Restated 2019 Incentive Award Plan	10-K	333-161943	10.19	05/04/2020
4.8†	Form of 2019 Incentive Award Plan Stock Option Agreement	S-1	333-234349	10.7	10/28/2019
4.9	Form of Common Stock Purchase Warrant in connection with the June 2020 private placement.	10-Q	333-161943	4.11	06/25/2020
4.10	Form of Subscription Agreement in connection with the June 2020 private placement.	10-Q	333-161943	4.13	06/25/2020
4.11	Form of July 2020 Warrants	8-K	333-161943	10.5	07/21/2020
4.12	Form of Warrant in connection with the October 2020 Series F Private Placement	8-K	333-161943	4.1	10/02/2020
4.13	Form of Securities Purchase Agreement in connection with the October 2020 Series F Private Placement	8-K	333-161943	10.1	10/02/2020
4.14	Form of warrant in connection with the January 2021 Private Placement	S-1/A	333-251241	4.22	02/16/2021
4.15	Form of Securities Purchase Agreement in connection with the January 2021 Private Placement	S-1/A	333-251241	4.23	02/16/2021
10.1†	Form of Indemnification Agreement by and among the Company and its officers and directors	S-1	333-234349	10.8	10/28/2019
10.2†	Employment Agreement, Dated December 28, 2020 by and between Scott Lerner and the Company	8-K/A	333-161943	10.2	01/05/2021
10.3†	Employment Agreement, dated October 8, 2020, by and between Sharla Cook and the Company	10-K	333-161943	10.12	03/30/2021
10.4†	Employment Agreement, dated September 27, 2020, by and between Robert Sauermann and the Company	10-K	333-161943	10.13	03/30/2021
10.5†	Employment Agreement, dated January 1, 2021, by and between Donald Young and the Company	10-K	333-161943	10.14	03/30/2021
10.6	Loan and Security Agreement, dated as of January 6, 2021, by and between Old Plank Trail Community Bank, N.A. ("Lender") and Halo, Purely for Pets, Inc., a Delaware corporation ("Halo")	8-K	333-161943	10.1	01/11/2021
10.7	Term Note A, dated as of January 6, 2021, issued by Halo in favor of Lender	8-K	333-161943	10.3	01/11/2021
10.8	Guaranty and Security Agreement, dated as of January 6, 2021, made by Better Choice Company Inc. , TruPet LLC, and Bona Vida, Inc., a Delaware corporation	8-K	333-161943	10.4	01/11/2021
10.9	Intellectual Property Security Agreement, dated as of January 6, 2021, executed and delivered by the Company, TruPet and Bona Vida	8-K	333-161943	10.5	01/11/2021
10.10	Stock Pledge Agreement, dated as of January 6, 2021, executed and delivered by the Company in favor of Lender	8-K	333-161943	10.6	01/11/2021
10.11	First Amendment to Loan and Security Agreement, dated as of August 13, 2021, by and between Old Plank Trail Community Bank, N.A. ("Lender") and Halo, Purely for Pets, Inc.	8-K	001-40477	10.1	08/17/2021
10.12	Revolving Promissory Note, dated as of August 13, 2021, issued by Halo Purely for Pets, Inc.	8-K	001-40477	10.2	08/17/2021
10.13	Deposit Account Pledge Agreement, dated as of August 13, 2021, executed and delivered by Halo Purely for Pets Inc.	8-K	001-40477	10.3	08/17/2021
10.14	Second Amendment to Loan and Security Agreement, dated March 25, 2022, by and between Old Plank Trail Community Bank, N.A. and Halo, Purely for Pets, Inc.	10-K	001-40477	10.14	03/29/2022
10.15	Third Amendment to Loan and Security Agreement, dated October 24, 2022, by and between Old Plank Trail Community Bank, N.A. and Halo, Purely for Pets, Inc.	8-K	001-40477	10.1	10/25/2022
10.16	Revolving Promissory Note, dated as of October 24, 2022, issued by Halo in favor of Lender	8-K	001-40477	10.2	10/25/2022

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
10.17	First Amendment to Deposit Account Pledge Agreement, dated as of October 24, 2022, executed and delivered by Halo in favor of Lender.	8-K	001-40477	10.3	10/25/2022
10.18 †#	Separation Agreement, dated as of September 14, 2022, by and between the Company and Scott Lerner	10-Q	001-40477	10.18	11/10/2022
10.19 †#	Advisory Consulting Agreement, dated as of November 2, 2022, by and between the Company and Lionel F. Conacher	10-Q	001-40477	10.19	11/10/2022
10.20 †	Engagement Agreement, dated as of March 13, 2023, by and between ONE10 Advisors, LLC and Better Choice Company Inc.	8-K	001-40477	10.1	03/21/2023
10.21 †	Interim Officer Agreement, dated as of March 20, 2023, by and between Carolina Martinez and Better Choice Company, Inc.	8-K	001-40477	10.1	03/21/2023
21.1 *	Subsidiaries of the Company
23.1 *	Consent of BDO USA, LLP
24.1 *	Power of Attorney (included on the signature page to this report)
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1 *	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101 *	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text and including detailed tags.
104 *	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (included as Exhibit 101).
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

BETTER CHOICE COMPANY INC.

Date: March 28, 2023	By:	/S/ LIONEL F. CONACHER
Lionel F. Conacher
Interim Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2023	By:	/S/ SHARLA A. COOK
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

Signature	Title	Date
/S/ LIONEL F. CONACHER Lionel F. Conacher	Interim Chief Executive Officer (Principal Executive Officer)	March 28, 2023
/S/ SHARLA A. COOK Sharla A. Cook	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2023
/s/ ARLENE DICKINSON Arlene Dickinson	Director	March 28, 2023
/s/ GIL FRONZAGLIA Gil Fronzaglia	Director	March 28, 2023
/s/ JOHN M. WORD III John M. Word III	Director	March 28, 2023
/s/ MICHAEL YOUNG Michael Young	Director	March 28, 2023