Form 10-Q
period 2023-03-31
Better Choice Co Inc.
filed 2023-05-12
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 30,541,148 shares of $0.001 par value common stock outstanding as of May 12, 2023.

Better Choice Company Inc.

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
•Per section 9.3(H) of the WinTrust Credit Facility referenced in Note 8, Halo is restricted on its ability to pay dividends and make payments to the Company as defined in the loan and security agreement. This impacts the Company’s ability to pay dividends to its shareholders, as the Company depends on its subsidiaries for transfers of funds to support professional fees and its holding company status. As referenced in Note 1, the Company is required to maintain a restricted cash balance of $6.3 million as of March 31, 2023 and December 31, 2022, respectively, in connection with the Wintrust Credit Facility.”

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

PART I
ITEM 1.    FINANCIAL STATEMENTS
Better Choice Company Inc.
Unaudited Condensed Consolidated Statements of Operations
(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Net sales	$9,237	$17,014
Cost of goods sold	5,996	12,307
Gross profit	3,241	4,707
Operating expenses:
Selling, general and administrative	5,635	7,577
Share-based compensation	861	1,091
Total operating expenses	6,496	8,668
Loss from operations	(3,255)	(3,961)
Other expenses:
Interest expense, net	(229)	(76)
Total other expense, net	(229)	(76)
Net loss before income taxes	(3,484)	(4,037)
Income tax expense	—	3
Net loss available to common stockholders	$(3,484)	$(4,040)
Weighted average number of shares outstanding, basic	30,475,068	29,289,504
Weighted average number of shares outstanding, diluted	30,475,068	29,289,504
Net loss per share available to common stockholders, basic	$(0.11)	$(0.14)
Net loss per share available to common stockholders, diluted	$(0.11)	$(0.14)
See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$1,649	$3,173
Restricted cash	6,300	6,300
Accounts receivable, net	6,317	6,744
Inventories, net	8,883	10,257
Prepaid expenses and other current assets	1,044	1,051
Total Current Assets	24,193	27,525
Fixed assets, net	332	375
Right-of-use assets, operating leases	160	173
Intangible assets, net	9,678	10,059
Other assets	782	544
Total Assets	$35,145	$38,676
Liabilities & Stockholders’ Equity
Current Liabilities
Accounts payable	$3,128	$2,932
Accrued and other liabilities	1,487	2,596
Operating lease liability	53	52
Total Current Liabilities	4,668	5,580
Non-current Liabilities
Line of credit, net	11,462	11,444
Operating lease liability	110	124
Total Non-current Liabilities	11,572	11,568
Total Liabilities	16,240	17,148
Stockholders’ Equity
Common Stock, $0.001 par value, 200,000,000 shares authorized, 30,497,148 & 29,430,267 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	30	29
Additional paid-in capital	320,931	320,071
Accumulated deficit	(302,056)	(298,572)
Total Stockholders’ Equity	18,905	21,528
Total Liabilities and Stockholders’ Equity	$35,145	$38,676

See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands, except shares)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	29,430,267	$29	$320,071	$(298,572)	$21,528
Share-based compensation	1,066,881	—	861	—	861
Share issuance	—	1	(1)	—	—
Net loss available to common stockholders	—	—	—	(3,484)	(3,484)
Balance as of March 31, 2023	30,497,148	30	320,931	(302,056)	18,905

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	29,146,367	$29	317,102	$(259,256)	$57,875
Share-based compensation	218,345	—	1,091	—	1,091
Net loss available to common stockholders	—	—	—	(4,040)	(4,040)
Balance as of March 31, 2022	29,364,712	29	318,193	(263,296)	54,926

See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended
	2023	2022
Cash Flow from Operating Activities:
Net loss available to common stockholders	$(3,484)	$(4,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	424	409
Amortization of debt issuance costs and discounts	19	—
Share-based compensation	861	1,091
Inventory reserve	(682)	222
Loss on disposal of assets	11	—
Other	—	15
Changes in operating assets and liabilities:
Accounts receivable	427	(2,925)
Inventories	2,056	(3,260)
Prepaid expenses and other assets	(230)	81
Accounts payable and accrued liabilities	(924)	728
Other	49	12
Cash Used in Operating Activities	$(1,473)	$(7,667)
Cash Flow from Investing Activities:
Capital expenditures	$(10)	$(150)
Cash Used in Investing Activities	$(10)	$(150)
Cash Flow from Financing Activities:
Payments on short-term financing arrangement	$(41)	$—
Proceeds from revolving lines of credit	—	2,500
Payments on term loans	—	(200)
Debt issuance costs	—	(7)
Cash (Used in) Provided by Financing Activities	$(41)	$2,293
Net decrease in cash and cash equivalents and restricted cash	$(1,524)	$(5,524)
Total cash and cash equivalents and restricted cash, beginning of period	9,473	28,942
Total cash and cash equivalents and restricted cash, end of period	$7,949	$23,418
Supplemental cash flow information

Cash paid during the quarter for:
Interest	$237	$67
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
Basis of presentation
The Company’s condensed consolidated financial statements are prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial reports and accounting principles generally accepted in the U.S. ("GAAP"). Accordingly, the Condensed Consolidated Balance Sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements. Results of operations for interim periods may not be representative of results to be expected for the full year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report for the year ended December 31, 2022, filed with the SEC.
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
In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the periods ended March 31, 2023 and 2022, the financial position as of March 31, 2023 and December 31, 2022 and the cash flows for the three months ended March 31, 2023 and 2022.
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
Cash and cash equivalents
Cash and cash equivalents include demand deposits held with banks and highly liquid investments with original maturities of ninety days or less at acquisition date. Cash and cash equivalents are stated at cost, which approximates fair value because of the short-term nature of these instruments. The Company's cash equivalents are held in government money market funds and at times may exceed federally insured limits. For purposes of reporting cash flows, the Company considers all cash accounts that are not subject to withdrawal restrictions or penalties to be cash and cash equivalents. At March 31, 2023 and December 31, 2022, the Company had $6.4 million and $8.0 million, respectively, in money market funds all of which were held in cash.
Restricted cash
The Company was required to maintain a restricted cash balance of $6.3 million as of March 31, 2023 and December 31, 2022, respectively, in connection with the Wintrust Credit Facility.
Advertising
The Company charges advertising costs to expense as incurred and such charges are included in SG&A expense. The Company's advertising expenses consist primarily of online advertising, search costs, email advertising and radio advertising. In addition, the Company reimburses its customers and third parties for in store activities and record these costs as advertising expenses. Advertising costs were $1.4 million and $2.3 million for the three months ended March 31, 2023 and 2022, respectively.
New Accounting Standards
Recently adopted
ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”
In June 2016, the FASB issued ASU 2016-13, a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard is effective for the Company on January 1, 2023. The new standard did not have a material impact on the condensed consolidated financial statements for the three months ended March 31, 2023.
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

Information about the Company’s net sales by revenue channel is as follows (in thousands):

	Three Months Ended March 31,
	2023		2022
E-commerce (1)	$3,895	42%	$3,824	22%
Brick & Mortar (3)	1,709	19%	4,334	26%
DTC	1,322	14%	1,933	11%
International (2)	2,311	25%	6,923	41%
Net Sales	$9,237	100%	$17,014	100%
(1)The Company's E-commerce channel includes two customers and one customer that amounted to greater than 10% of the Company's total net sales for the three months ended March 31, 2023, and 2022, respectively. These customers had $3.8 million of net sales for the three months ended March 31, 2023 and an aggregate of $2.2 million of net sales for the three months ended March 31, 2022, respectively.
(2)One of the Company's International customers that distributes products in China amounted to greater than 10% of the Company's total net sales during the three months ended March 31, 2023 and March 31, 2022 and represented $2.1 million and $5.8 million of net sales, respectively.
(3)The Company's Brick & Mortar channel includes $1.8 million of net sales from one customer that amounted to greater than 10% of the Company's total net sales for the three months ended March 31, 2022. None of the Company's Brick & Mortar customers represented greater than 10% of net sales during the three months ended March 31, 2023.
Note 3 - Inventories
Inventories are summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
Food, treats and supplements	$8,578	$10,212
Inventory packaging and supplies	1,277	1,699
Total Inventories	9,855	11,911
Inventory reserve	(972)	(1,654)
Inventories, net	$8,883	$10,257

Note 4 – Prepaid expenses and other current assets
Prepaid expenses and other current assets are summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
Total Prepaid expenses and other current assets	$1,044	$1,051

Note 5 - Fixed assets
Fixed assets consist of the following (in thousands):

	Estimated Useful Life	March 31, 2023	December 31, 2022
Equipment	2 - 5 years	$10	$7
Furniture and fixtures	2 - 5 years	221	221
Computer software, including website development	2 - 3 years	187	187
Computer equipment	1 - 2 years	110	129
Total fixed assets		528	544
Accumulated depreciation		(196)	(169)
Fixed assets, net		$332	$375
Depreciation expense was $0.04 million and $0.03 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

Note 6 – Accrued and other liabilities
Accrued and other liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued taxes	100	110
Accrued payroll and benefits	646	688
Accrued trade promotions and advertising	175	567
Accrued interest	88	84
Accrued commissions	—	385
Deferred revenue	388	336
Short-term financing	41	165
Other	49	261
Total accrued and other liabilities	$1,487	$2,596
Note 7 – Intangible assets
Intangible assets
The Company’s intangible assets (in thousands) and related useful lives (in years) are as follows:

			March 31, 2023		December 31, 2022
	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	7	$7,190	$(3,371)	$3,819	$(3,115)	$4,075
Trade name	15	7,500	(1,641)	5,859	(1,516)	5,984
Total intangible assets		$14,690	$(5,012)	$9,678	$(4,631)	$10,059
Amortization expense was $0.4 million for the for the three months ended March 31, 2023 and March 31, 2022, respectively.
The estimated future amortization of intangible assets over the remaining weighted average useful life of 8.6 years is as follows (in thousands):

Remainder of 2023	$1,145
2024	1,527
2025	1,527
2026	1,494
2027	500
Thereafter	3,485
$9,678
The Company assesses intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. If impairment indicators are present, the Company performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to these long-lived assets to their carrying value. There were no indicators of impairment of the intangible assets as of March 31, 2023.
Note 8 – Debt
The components of the Company’s debt consist of the following (in thousands):

	March 31, 2023			December 31, 2022
	Amount	Rate	Maturity date	Amount	Rate	Maturity date
Line of credit, net	$11,462	(1)	10/31/2024	$11,444	(1)	10/31/2024
Less current portion	—			—
Total long-term debt	$11,462			$11,444
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
As part of the Third Wintrust Amendment described above, Halo used a portion of the increased revolving credit facility to repay and retire the outstanding term loan portion of the Wintrust Credit Facility. As of March 31, 2023, the line of credit outstanding under the Wintrust Credit Facility was $11.5 million, net of debt issuance costs of less than $0.2 million. As of December 31, 2022, the line of credit outstanding was $11.4 million, net of debt issuance costs of less than $0.2 million. Debt issuance costs are amortized using the effective interest method. The carrying amount for the Company’s term loan and line of credit approximate fair value as the instruments have variable interest rates that approximate market rates.
As of March 31, 2023, the Company was in compliance with all debt covenant requirements and there were no events of default.

Future Debt Maturities
Future debt maturities as of March 31, 2023 and for succeeding years are as follows (in thousands):

Year ending December 31:
2024	$11,462
Thereafter	$—
Total	$11,462
Note 9 – Commitments and contingencies
The Company had no material purchase obligations as of March 31, 2023 or December 31, 2022.
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
Note 10 – Warrants
The following summarizes the Company's outstanding warrants to purchase shares of the Company's common stock as of and for the years ended March 31, 2023 and December 31, 2022:

	Warrants	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2022	9,433,584	$5.92
Issued	—	$—
Exercised	—	$—
Terminated/Expired	—	$—
Warrants outstanding as of March 31, 2023	9,433,584	$5.92
There was no intrinsic value associated with the outstanding warrants as of March 31, 2023 and December 31, 2022, respectively.

Note 11 – Share-based compensation
During the three months ended March 31, 2023 and March 31, 2022, the Company recognized $0.9 million and $1.1 million, respectively, of share-based compensation expense.
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

Stock options
The following table provides detail of the options granted and outstanding (dollars in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2022	3,071,187	$5.39	7.2	$—
Granted	—	—
Forfeited/Expired	(178,656)	4.05
Options outstanding as of March 31, 2023	2,892,531	$5.47	6.3	$—

Options exercisable as of March 31, 2023	2,355,436	$5.67	5.8	$—
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

Note 12 – Employee benefit plans
The Company has a qualified defined contribution 401(k) plan, which covers substantially all of its employees. Participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the IRS. The Company matches participant contributions pursuant to the terms of the plan, which contributions are limited to a percentage of the participant’s eligible compensation. The Company made contributions related to the plan and recognized expense of less than $0.1 million during the three months ended March 31, 2023 and 2022, respectively.

Note 13 – Related party transactions
Director Fees
The Company pays quarterly board of director fees. As of March 31, 2023 and December 31, 2022, $0.1 million of these director fees were in accounts payable on the Condensed Consolidated Balance Sheets, respectively.
Marketing Support Services
On March 7, 2023, the Company entered into an agreement with Believeco to provide marketing support services for an interim period. A member of the Company's board of directors is a partner at Believeco. As of March 31, 2023 marketing expense related to Beleiveco totaled $0.01 million.

Note 14 – Income taxes
For the three months ended March 31, 2023 and March 31, 2022, the Company recorded income tax provision of less than $0.1 million. For the three months ended March 31, 2023 and 2022, the Company's effective tax rate was less than 1%, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily because the Company’s losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of net operating losses (“NOLs”) for the three months ended March 31, 2023 and March 31, 2022.

Note 15 – Concentrations
Major suppliers
The Company sourced approximately 81% of its inventory purchases from three vendors for the three months ended March 31, 2023. The Company sourced approximately 72% of its inventory purchases from three vendors for the three months ended March 31, 2022.
Major customers
Accounts receivable from three customers represented 95% of accounts receivable as of March 31, 2023. Accounts receivable from three customers represented 88% of accounts receivable as of December 31, 2022. Four customers represented 70% of gross sales for the three months ended March 31, 2023. Four customers represented 67% of gross sales for the three months ended March 31, 2022.
Credit risk
As of March 31, 2023 and December 31, 2022, the Company’s cash and cash equivalents were deposited in accounts at several financial institutions and may maintain some balances in excess of federally insured limits. The Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents.
Note 16 – Loss per share
The Company presents loss per share on a basic and diluted basis. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding ("WASO") during the period. For the three months ended March 31, 2023 and 2022, the Company’s basic and diluted net loss per share attributable to common stockholders are the same as the Company generated a net loss and common stock equivalents are excluded from diluted net loss per share as they have an anti-dilutive impact.
For the three months ended March 31, 2023, potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows: 9,433,583 of stock equivalent warrants, 2,892,531 of stock equivalent employee stock options and 6,412 of stock equivalent other options. For the three months ended March 31, 2022, potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows: 9,433,583 of stock equivalent warrants, 3,200,271 of stock equivalent employee stock options and 6,412 of stock equivalent other options.
The following table sets forth basic and diluted net (loss) earnings per share attributable to common stockholders for the three months ended March 31, 2023 and 2022 (in thousands, except share and per share amounts):

	Three months ended March 31,
	2023	2022
Numerator:
Net loss	$(3,484)	$(4,040)
Less: Adjustment due to warrant modifications	—	—
Adjusted net loss available to common stockholders	$(3,484)	$(4,040)
Denominator:
Basic WASO	30,475,068	29,289,504
Dilutive common stock equivalents	—	—
Diluted WASO	30,475,068	29,289,504

Net loss per share attributable to common stockholders, basic	$(0.11)	$(0.14)
Net loss per share attributable to common stockholders, diluted	$(0.11)	$(0.14)

Note 17 – Subsequent events
Subsequent to March 31, 2023, on May 1, 2023, the Company borrowed an additional $1.9 million from the WinTrust Credit Facility.

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

On March 2, 2023, we announced that Robert Sauermann was resigning from his role as Chief Operating Officer ("COO"), effective March 17, 2023. On March 21, 2023, we announced that Sharla Cook was resigning from her role as Chief Financial Officer, effective April 3, 2023. Also on March 21, 2023, we announced that Carolina Martinez was appointed as Interim CFO, effective April 3, 2023.

Results of Operations for the Years Ended March 31, 2023 and 2022
The following table sets forth our consolidated results for the periods presented (in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Net sales	$9,237	$17,014	$(7,777)	(46)%
Cost of goods sold	5,996	12,307	(6,311)	(51)%
Gross profit	3,241	4,707	(1,466)	(31)%
Operating expenses:
Selling, general and administrative	5,635	7,577	(1,942)	(26)%
Share-based compensation	861	1,091	(230)	(21)%
Total operating expenses	6,496	8,668	(2,172)	(25)%
Loss from operations	(3,255)	(3,961)	706	18%
Other expenses:
Interest expense, net	(229)	(76)	(153)	(201)%
Total other expense, net	(229)	(76)	(153)	(201)%
Net loss before income taxes	(3,484)	(4,037)	553	(14)%
Income tax expense	—	3	(3)	(100)%
Net loss available to common stockholders	$(3,484)	$(4,040)	$556	(14)%
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
Information about our revenue channels is as follows (in thousands):

	Three Months Ended March 31,
	2023		2022
E-commerce (1)	$3,895	42%	$3,824	22%
Brick & Mortar (3)	1,709	19%	4,334	26%
DTC	1,322	14%	1,933	11%
International (2)	2,311	25%	6,923	41%
Net Sales	$9,237	100%	$17,014	100%
(1)The Company's E-commerce channel includes two customers and one customer that amounted to greater than 10% of the Company's total net sales for the three months ended March 31, 2023, and 2022, respectively. These customers had $3.8 million of net sales for the three months ended March 31, 2023 and an aggregate of $2.2 million of net sales for the three months ended March 31, 2022, respectively.
(2)One of the Company's International customers that distributes products in China amounted to greater than 10% of the Company's total net sales during the three months ended March 31, 2023 and March 31, 2022 and represented $2.1 million and $5.8 million of net sales, respectively.
(3)The Company's Brick & Mortar channel includes $1.8 million of net sales from one customer that amounted to greater than 10% of the Company's total net sales for the three months ended March 31, 2022. None of the Company's Brick & Mortar customers represented greater than 10% of net sales during the three months ended March 31, 2023.

Net sales decreased $(7.8) million, or (46)%, to $9.2 million for the three months ended March 31, 2023 compared to $17.0 million for the three months ended March 31, 2022. The decrease is attributable to the launch of Halo Elevate® in the first quarter of 2022 which resulted in a strong quarter for the Brick & Mortar channel last year. The decrease in the E-commerce and DTC channels is driven by the intentional reduction in new customer acquisition and retention marketing spend in 2022 in connection with our strategic rebranding of TruDog under the Halo umbrella and the Halo Holistic™ relaunch. Our revenue growth has been negatively impacted in the first quarter of 2023 by the supply chain issues being felt globally as we navigate through short-term shortages in raw materials, as well as production delays stemming from labor constraints.

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

During the three months ended March 31, 2023, gross profit decreased $1.5 million, or 31%, to $3.2 million compared to $4.7 million during the three months ended March 31, 2022. Gross margin increased 7% to 35% for the three months ended March 31, 2023 compared to 28% for the three months ended March 31, 2022. The decrease in gross profit was attributable to our product sales mix, and a decrease in total sales volume of 2.5 million pounds in the first quarter of 2023 when compared to the first quarter of 2022 due to our Halo Elevate® launch in the prior year. The increase in gross margin was driven by an average 6% decrease in direct cost per pound sold in the first quarter of 2023. Additionally, we implemented a 12.5% sales price increase on our Halo Elevate® products in the first quarter of 2023. We continue to benefit in both omnichannel sales price increases, as well as cost savings from having transitioned from some of our primary suppliers and co-manufacturers during 2022.
We continue to actively work with our co-manufacturing and freight partners to generate future cost savings and realize improved gross margins in future periods. We could see continued margin variability due to the current economic environment and pricing pressures due to inflationary costs for both transportation and raw materials. We will continue to refine and optimize our overall pricing strategy as we evaluate the future impact of inflation and align ourselves with the market.
Operating expenses
Our Selling, general and administrative ("SG&A") expenses consist of the following:
•Sales and marketing costs, for specific customer promotional programs, paid media, content creation expenses and our DTC selling platform. Marketing costs are geared towards customer acquisition and retention and building brand awareness. During the three months ended March 31, 2023, sales and marketing costs decreased approximately $(1.1) million or (37)%, to $1.8 million from $2.9 million during the three months ended March 31, 2022. The decrease was driven primarily by lower marketing and advertising agency fees related to building and launching our new sales strategy as well as increased marketing spend in our International sales channel during 2022.
•Employee compensation and benefits decreased approximately $0.4 million or 20% during the three months ended March 31, 2023 to $1.6 million from $2.0 million during the three months ended March 31, 2022. The decrease was primarily related to a reduction in employee headcount, partially offset by higher severance costs during the first quarter of 2022.
•Freight, which is primarily related to the shipping of DTC orders to customers, decreased $(0.1) million or 22% during the three months ended March 31, 2023 to $0.3 million from $0.4 million during the three months ended March 31, 2022. Freight costs are generally decreasing due to lower DTC sales as described above.
•Non-cash charges including depreciation, amortization, disposal or sale of assets and bad debt expense increased slightly by less than $0.2 million or 4% to $0.4 million during the three months ended March 31, 2023 from $0.4 million during the three months ended March 31, 2022. The increase was driven by disposals of certain assets during 2023, offset by additional capital expenditures throughout 2022.
•Other general and administrative costs for various general corporate expenses, including professional services, information technology, insurance, travel, costs related to merchant credit card fees, product development costs, rent, and certain tax costs. During the three months ended March 31, 2023, other general and administrative costs decreased $0.4 million, or 21% to $1.4 million compared to $1.8 million during the three months ended March 31, 2022. The decrease was driven by lower international consulting fees, lower travel fees and lower product development costs during the three months ended March 31, 2023, compared to the three months ended March 31, 2022.
Share-based compensation includes expenses related to equity awards issued to employees and non-employee directors. During the three months ended March 31, 2023, Share-based compensation decreased $(0.2) million, or 21%, to $0.9 million, as compared to share-based compensation of $1.1 million during the three months ended March 31, 2022. The decrease is driven by reduction of senior management headcount resulting in cancellations of options during 2023, partially offset by common stock issued for board service and accelerated vesting of a certain stock option grant during 2022, interim CEO service compensation and additional option grants.
Interest expense, net
During the three months ended March 31, 2023, interest expense increased less than $0.2 million, or 201% to $0.2 million from $0.1 million for the three months ended March 31, 2022. Interest expense for the three months ended March 31, 2023 is comprised of interest on our Wintrust Credit Facility and the amortization of debt issuance costs which was refinanced during 2022.
Income taxes
Our income tax provision consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for any allowable credits, deductions and uncertain tax positions as they arise. During the three months ended March 31, 2023 and March 31, 2022, we recorded income tax benefit of less than $0.1 million, which relates to indefinite-lived assets. The effective tax rate for the three months ended March 31, 2023 and 2022 was less than 1%, respectively, which differs from the U.S. Federal statutory rate of 21% primarily because our losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of NOLs.

Liquidity and capital resources
Historically, we have financed our operations primarily through the sales of shares of our common stock, warrants, preferred stock, and loans. In connection with our IPO, we issued and sold 8,000,000 shares of common stock at a price of $5.00 per share. On July 1, 2021 we received total net proceeds of approximately $36.1 million from the IPO, after deducting underwriting discounts and commissions of $2.8 million, and offering costs of approximately $1.1 million. On March 31, 2023 and December 31, 2022, we had cash and cash equivalents and restricted cash of $7.9 million and $9.5 million, respectively.
We are subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of our products, the successful protection of our proprietary technologies, ability to grow into new markets, and compliance with government regulations. As of March 31, 2023, we have not experienced a significant adverse impact to our business, financial condition or cash flows resulting from the COVID-19 pandemic, geopolitical actions or threat of cyber-attacks. However, we have seen adverse impacts to our gross margin from time to time due to inflationary pressures in the current economic environment. Uncertainties regarding the continued economic impact of inflationary pressures, the COVID-19 pandemic, geopolitical actions and threat of cyber-attacks are likely to result in sustained market turmoil, which could negatively impact our business, financial condition, and cash flows in the future.
We are required to maintain a minimum liquidity (as defined in the Wintrust Credit Facility) of no less than $8.5 million tested on the last day of each fiscal quarter beginning December 31, 2022 and thereafter to comply with our financial covenants. We have historically incurred losses and expect to continue to generate operating losses and consume cash resources in the near term. These conditions raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the date these interim condensed consolidated financial statements are issued, meaning that we may be unable to generate sufficient operating cash flows to maintain compliance with our financial covenant giving the lender the right to call the debt. We have implemented and continue to implement plans to achieve operating profitability, including various margin improvement initiatives, the consolidation of and introduction of new co-manufacturers, the optimization of our pricing strategy and ingredient profiles, and new product innovation. As of March 31, 2023, we were in compliance with all debt covenant requirements and there were no events of default.
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
A summary of our cash flows is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash flows (used in) provided by:
Operating activities	$(1,473)	$(7,667)
Investing activities	(10)	(150)
Financing activities	(41)	2,293
Net decrease in cash and cash equivalents	$(1,524)	$(5,524)
Cash flows from operating activities
Cash used in operating activities decreased $6.2 million, or 81%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease in cash used in operating activities was primarily driven by significant fluctuations in our working capital, including a comparative decrease in our inventory balance of $5.3 million as we built inventory during 2022 to support the Halo Elevate® launch and the rebranding of TruDog and Halo Holistic™. Additionally, net (loss) income from operations adjusted for non-cash expenses was $(2.9) million for the three months ended March 31, 2023 compared to $(2.3) million for the comparable prior three month period.
Cash flows from investing activities
Cash used in investing activities was less than $0.1 million during the three months ended March 31, 2023 and $0.2 million during the three months ended March 31, 2022. The cash used in investing activities is related to capital expenditures.

Cash flows from financing activities
Cash used in financing activities was less than (0.1) million, during the three months ended March 31, 2023 and cash provided by financing activities was $2.3 million during the three months ended March 31, 2022. The cash used in financing activities for the three months ended March 31, 2023 was related to payments on short-term financing agreements. The cash provided by financing activities for the three months ended March 31, 2022 was related to net proceeds from the revolving line of credit of $2.5 million, partially offset by payments on the term loan of $0.2 million.
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
Furthermore, on October 24, 2022, we entered into the third amendment to the Wintrust Credit Facility which provided for an increase to the revolving line of credit, set the amount of Halo's obligation to pledge a deposit account with Wintrust to a fixed amount throughout the remainder of the term and provided updates to the interest rate, maturity date and minimum liquidity amount associated with the financial covenant. As of March 31, 2023, our indebtedness consisted of a revolving credit facility. For detail about the terms, covenants and restrictions contained in the Wintrust Credit Facility, see "Note 8 - Debt" to our interim condensed consolidated financial statements included in this Quarterly Report.
Contractual Commitments and Obligations
We are contractually obligated to make future cash payments for various items, including debt arrangements, certain purchase obligations, as well as the lease arrangement for our office. See "Note 8 - Debt" to our interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information about our debt obligations. Our purchase obligations include certain ongoing marketing projects, software subscriptions as well as in-transit or in-production purchase orders with our suppliers, for which amounts vary depending on the purchasing cycle. The majority of our software subscriptions are not under long-term contracts, and we do not have long-term contracts or commitments with any of our suppliers beyond active purchase orders. These purchase obligations were not material as of the date of this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgements that affect the reported amounts of assets, liabilities, net sales, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described in our Annual Report for the year ended December 31, 2022 have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting estimates. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. There have been no material changes to our critical accounting estimates compared to the descriptions in our Annual Report for the year ended December 31, 2022.
Share-Based Compensation
Share-based compensation expense is measured based on the estimated fair value of awards granted to employees, directors, officers and consultants on the grant date. Forfeitures are accounted for as they occur, therefore there are no forfeiture related estimates required.
The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model, which requires the development of input assumptions, as described in "Note 11 - Share-based compensation". Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of the subjective assumptions described in "Note 11 - Share-based compensation". The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our interim chief executive officer (our principal executive officer) and our interim chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the quarter ended March 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, those controls.

PART II
ITEM 1.    LEGAL PROCEEDINGS
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
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors described under the heading “Risk Factors” in our Annual Report filed on March 28, 2023. While we believe there have been no material changes from the risk factors previously disclosed, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report that could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward-looking statements contained in this Quarterly Report, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following exhibits are filed herewith.
EXHIBIT INDEX

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
2.1	Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc. and Bona Vida, Inc.	8-K	333-161943	2.1	05/10/2019
2.2	First Amendment to Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc., and Bona Vida, Inc., dated May 3, 2019	8-K	333-161943	2.2	05/10/2019

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
2.3	Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC	8-K	333-161943	2.3	05/10/2019
2.4	First Amendment to Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC, dated May 6, 2019	8-K	333-161943	2.4	05/10/2019
2.5	Amended and Restated Stock Purchase Agreement, dated December 18, 2019, by and among the Company, Halo, Purely For Pets, Inc., Thriving Paws, LLC and HH-Halo LP	8-K	333-161943	2.1	12/26/2019
2.6	Agreement and Plan of Merger, dated July 28, 2022, by and among TruPet LLC and Halo, Purely for Pets, Inc.	10-Q	001-40477	2.6	08/11/2022
3.1	Certificate of Incorporation, dated January 1, 2019	10-Q	333-161943	3.1	04/15/2019
3.2	Certificate of Amendment to Certificate of Incorporation, dated February 1, 2019	10-Q	333-161943	3.2	04/15/2019
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 13, 2019	8-K	333-161943	3.1	03/20/2019
3.4	Certificate of Amendment to Certificate of Incorporation, dated April 18, 2019	10-KT	333-161943	3.5	07/25/2019
3.5	Certificate of Amendment to Certificate of Incorporation, dated July 30, 2020	8-K	333-161943	99.1	07/30/2020
3.6	Certificate of Merger of Sport Endurance, Inc. with and into the Company	10-Q	333-161943	3.4	04/15/2019
3.7	Bylaws	10-Q	333-161943	3.5	04/15/2019
3.8	Certificate of Designation for Series F Convertible Preferred Stock	8-K	333-161943	3.1	10/02/2020
3.9	Certificate of Cancellation of Series F Preferred Stock of Better Choice	8-K	001-40477	3.10	08/11/2022
3.10	Certificate of Merger of TruPet LLC with and into Halo, Purely for Pets, Inc.	10-Q	001-40477	3.10	08/11/2022
4.1	Form of Warrant in connection with the November 2019 private placement	8-K	333-161943	4.2	11/15/2019
4.2	Form of Subscription Agreement, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	10.6	01/31/2020
4.3	Form of Warrant, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	4.8	01/31/2020
4.4	Form of Warrant, dated December 19, 2019, by and among the Company and the Shareholder Personal Guarantors	10-Q	333-161943	4.10	01/31/2020
4.5	Form of Subscription Agreement dated April 25, 2019 in connection with the May 2019 private placement	8-K	333-161943	10.1	04/30/2019
4.6	Form of Subscription Agreement in connection with the November 2019 private placement	8-K	333-161943	10.1	11/15/2019
4.7†	Better Choice Company Inc. Amended and Restated 2019 Incentive Award Plan	10-K	333-161943	10.19	05/04/2020
4.8†	Form of 2019 Incentive Award Plan Stock Option Agreement	S-1	333-234349	10.7	10/28/2019
4.9	Form of Common Stock Purchase Warrant in connection with the June 2020 private placement.	10-Q	333-161943	4.11	06/25/2020
4.10	Form of Subscription Agreement in connection with the June 2020 private placement.	10-Q	333-161943	4.13	06/25/2020
4.11	Form of July 2020 Warrants	8-K	333-161943	10.5	07/21/2020
4.12	Form of Warrant in connection with the October 2020 Series F Private Placement	8-K	333-161943	4.1	10/02/2020
4.13	Form of Securities Purchase Agreement in connection with the October 2020 Series F Private Placement	8-K	333-161943	10.1	10/02/2020
4.14	Form of warrant in connection with the January 2021 Private Placement	S-1/A	333-251241	4.22	02/16/2021
4.15	Form of Securities Purchase Agreement in connection with the January 2021 Private Placement	S-1/A	333-251241	4.23	02/16/2021

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
10.1†	Form of Indemnification Agreement by and among the Company and its officers and directors	S-1	333-234349	10.8	10/28/2019
10.2†	Employment Agreement, Dated December 28, 2020 by and between Scott Lerner and the Company	8-K/A	333-161943	10.2	01/05/2021
10.3†	Employment Agreement, dated October 8, 2020, by and between Sharla Cook and the Company	10-K	333-161943	10.12	03/30/2021
10.4†	Employment Agreement, dated September 27, 2020, by and between Robert Sauermann and the Company	10-K	333-161943	10.13	03/30/2021
10.5†	Employment Agreement, dated January 1, 2021, by and between Donald Young and the Company	10-K	333-161943	10.14	03/30/2021
10.6	Loan and Security Agreement, dated as of January 6, 2021, by and between Old Plank Trail Community Bank, N.A. ("Lender") and Halo, Purely for Pets, Inc., a Delaware corporation ("Halo")	8-K	333-161943	10.1	01/11/2021
10.7	Term Note A, dated as of January 6, 2021, issued by Halo in favor of Lender	8-K	333-161943	10.3	01/11/2021
10.8	Guaranty and Security Agreement, dated as of January 6, 2021, made by Better Choice Company Inc. , TruPet LLC, and Bona Vida, Inc., a Delaware corporation	8-K	333-161943	10.4	01/11/2021
10.9	Intellectual Property Security Agreement, dated as of January 6, 2021, executed and delivered by the Company, TruPet and Bona Vida	8-K	333-161943	10.5	01/11/2021
10.10	Stock Pledge Agreement, dated as of January 6, 2021, executed and delivered by the Company in favor of Lender	8-K	333-161943	10.6	01/11/2021
10.11	First Amendment to Loan and Security Agreement, dated as of August 13, 2021, by and between Old Plank Trail Community Bank, N.A. ("Lender") and Halo, Purely for Pets, Inc.	8-K	001-40477	10.1	08/17/2021
10.12	Revolving Promissory Note, dated as of August 13, 2021, issued by Halo Purely for Pets, Inc.	8-K	001-40477	10.2	08/17/2021
10.13	Deposit Account Pledge Agreement, dated as of August 13, 2021, executed and delivered by Halo Purely for Pets Inc.	8-K	001-40477	10.3	08/17/2021
10.14	Second Amendment to Loan and Security Agreement, dated March 25, 2022, by and between Old Plank Trail Community Bank, N.A. and Halo, Purely for Pets, Inc.	10-K	001-40477	10.14	03/29/2022
10.15	Third Amendment to Loan and Security Agreement, dated October 24, 2022, by and between Old Plank Trail Community Bank, N.A. and Halo, Purely for Pets, Inc.	8-K	001-40477	10.1	10/25/2022
10.16	Revolving Promissory Note, dated as of October 24, 2022, issued by Halo in favor of Lender	8-K	001-40477	10.2	10/25/2022
10.17	First Amendment to Deposit Account Pledge Agreement, dated as of October 24, 2022, executed and delivered by Halo in favor of Lender.	8-K	001-40477	10.3	10/25/2022
10.18 †#	Separation Agreement, dated as of September 14, 2022, by and between the Company and Scott Lerner	10-Q	001-40477	10.18	11/10/2022
10.19 †#	Advisory Consulting Agreement, dated as of November 2, 2022, by and between the Company and Lionel F. Conacher	10-Q	001-40477	10.19	11/10/2022
10.20 †	Engagement Agreement, dated as of March 13, 2023, by and between ONE10 Advisors, LLC and Better Choice Company Inc.	8-K	001-40477	10.1	03/21/2023
10.21 †	Interim Officer Agreement, dated as of March 20, 2023, by and between Carolina Martinez and Better Choice Company, Inc.	8-K	001-40477	10.1	03/21/2023
21.1	Subsidiaries of the Company	10-K	001-40477	21.1	03/28/2023
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1 *	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101 *	The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Stockholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text and including detailed tags.
104 *	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (included as Exhibit 101).
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

BETTER CHOICE COMPANY INC.

Date: May 12, 2023	By:	/S/ LIONEL F. CONACHER
Lionel F. Conacher
Interim Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2023	By:	/S/ CAROLINA MARTINEZ
Carolina Martinez
Interim Chief Financial Officer (Principal Financial and Accounting Officer)