Form 10-Q
period 2023-06-30
Better Choice Co Inc.
filed 2023-08-21
CIK 1471727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 30,577,148 shares of $0.001 par value common stock outstanding as of August 18, 2023.

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
•the other risks identified in this Quarterly Report including, without limitation, Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A “Risk Factors” as such factors may updated from time to time in our other public filings; and
•Per section 9.3(H) of the WinTrust Credit Facility referenced in Note 8, Halo is restricted on its ability to pay dividends and make payments to the Company as defined in the loan and security agreement. This impacts the Company’s ability to pay dividends to its shareholders, as the Company depends on its subsidiaries for transfers of funds to support professional fees and its holding company status.
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

PART I
ITEM 1.    FINANCIAL STATEMENTS

Better Choice Company Inc.
Unaudited Condensed Consolidated Statements of Operations
(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$10,536	$16,515	$19,773	$33,529
Cost of goods sold	6,948	11,788	12,944	24,095
Gross profit	3,588	4,727	6,829	9,434
Operating expenses:
Selling, general and administrative	6,173	8,988	12,669	17,656
Total operating expenses	6,173	8,988	12,669	17,656
Loss from operations	(2,585)	(4,261)	(5,840)	(8,222)
Other expenses:
Interest expense, net	(379)	(106)	(608)	(182)
Total other expense, net	(379)	(106)	(608)	(182)
Net loss before income taxes	(2,964)	(4,367)	(6,448)	(8,404)
Income tax expense	—	—	—	3
Net loss available to common stockholders	$(2,964)	$(4,367)	$(6,448)	$(8,407)
Weighted average number of shares outstanding, basic	30,551,653	29,364,712	30,516,666	29,327,316
Weighted average number of shares outstanding, diluted	30,551,653	29,364,712	30,516,666	29,327,316
Net loss per share available to common stockholders, basic	$(0.10)	$(0.15)	$(0.21)	$(0.29)
Net loss per share available to common stockholders, diluted	$(0.10)	$(0.15)	$(0.21)	$(0.29)
See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$3,607	$3,173
Restricted cash	—	6,300
Accounts receivable, net	5,781	6,744
Inventories, net	8,557	10,257
Prepaid expenses and other current assets	1,820	1,051
Total Current Assets	19,765	27,525
Fixed assets, net	292	375
Right-of-use assets, operating leases	147	173
Intangible assets, net	9,296	10,059
Other assets	904	544
Total Assets	$30,404	$38,676
Liabilities & Stockholders’ Equity
Current Liabilities
Accounts payable	$4,193	$2,932
Accrued and other liabilities	2,818	2,596
Line of credit	2,260	—
Warrants liabilities	2,208	—
Operating lease liability	54	52
Total Current Liabilities	11,533	5,580
Non-current Liabilities
Line of credit, net	—	11,444
Term loan, net	2,550	—
Operating lease liability	96	124
Total Non-current Liabilities	2,646	11,568
Total Liabilities	14,179	17,148
Stockholders’ Equity
Common Stock, $0.001 par value, 200,000,000 shares authorized, 30,577,148 & 29,430,267 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	30	29
Additional paid-in capital	321,215	320,071
Accumulated deficit	(305,020)	(298,572)
Total Stockholders’ Equity	16,225	21,528
Total Liabilities and Stockholders’ Equity	$30,404	$38,676

See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands, except shares)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	29,430,267	$29	$320,071	$(298,572)	$21,528
Share-based compensation	1,066,881	—	861	—	861
Share issuance	—	1	(1)	—	—
Net loss available to common stockholders	—	—	—	(3,484)	(3,484)
Balance as of March 31, 2023	30,497,148	30	320,931	(302,056)	18,905
Share-based compensation	80,000	—	284	—	284
Net loss available to common stockholders	—	—	—	(2,964)	(2,964)
Balance as of June 30, 2023	30,577,148	$30	$321,215	$(305,020)	$16,225

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	29,146,367	$29	317,102	$(259,256)	$57,875
Share-based compensation	218,345	—	1,091	—	1,091
Net loss available to common stockholders	—	—	—	(4,040)	(4,040)
Balance as of March 31, 2022	29,364,712	29	318,193	(263,296)	54,926
Share-based compensation	—	—	801	—	801
Net loss available to common stockholders	—	—	—	(4,367)	(4,367)
Balance as of June 30, 2022	29,364,712	$29	$318,994	$(267,663)	$51,360

See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash Flow from Operating Activities:
Net loss available to common stockholders	$(6,448)	$(8,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	845	839
Amortization of debt issuance costs and discounts	150	26
Share-based compensation	1,145	1,892
Inventory reserve	(547)	245
Loss on disposal of assets	11	—
Other	5	10
Changes in operating assets and liabilities:
Accounts receivable	958	(1,905)
Inventories	2,247	(5,489)
Prepaid expenses and other assets	(1,129)	6
Accounts payable and accrued liabilities	1,838	(227)
Other	(312)	12
Cash Used in Operating Activities	$(1,237)	$(12,998)
Cash Flow from Investing Activities:
Capital expenditures	$(10)	$(189)
Cash Used in Investing Activities	$(10)	$(189)
Cash Flow from Financing Activities:
Payments on short-term financing arrangement	$(41)	$—
Proceeds from revolving lines of credit	4,164	5,000
Payments on revolving line of credit	(13,500)	(2,500)
Proceeds from term loan	2,792	—
Payments on term loans	—	(425)
Proceeds from warrants liabilities	2,208	—
Debt issuance costs	(242)	(7)
Cash (Used in) Provided by Financing Activities	$(4,619)	$2,068
Net decrease in cash and cash equivalents and restricted cash	$(5,866)	$(11,119)
Total cash and cash equivalents and restricted cash, beginning of period	9,473	28,942
Total cash and cash equivalents and restricted cash, end of period	$3,607	$17,823
Supplemental cash flow information

Cash paid during the quarter for:
Interest	$489	$156
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
In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three and six months ended June 30, 2023 and 2022, the financial position as of June 30, 2023 and December 31, 2022 and the cash flows for the six months ended June 30, 2023 and 2022.
Going concern considerations
The Company is subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of its products, the successful protection of its proprietary technologies, ability to grow into new markets, and compliance with government regulations. The Company has continually incurred losses and has an accumulated deficit. Our continued operating losses raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these condensed consolidated financial statements are issued. The Company does not currently expect it will be able to generate sufficient cash flow from operations to maintain sufficient liquidity to meet the required financial covenant in certain periods prior to maturity giving the lender the right to call the debt. The Company will need to either raise additional capital or obtain additional financing, and/or secure future waivers or amendments from its lenders, or accomplish some combination of these items to maintain sufficient liquidity. There can be no assurance that the Company will be successful in raising additional capital, securing future waivers and/or amendments from its lenders, renewing or refinancing its existing debt or securing new financing. If the Company is unsuccessful in doing so, it may need to reduce the scope of its operations, repay amounts owed to its lenders or sell certain assets.
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
Cash and cash equivalents
Cash and cash equivalents include demand deposits held with banks and highly liquid investments with original maturities of ninety days or less at acquisition date. Cash and cash equivalents are stated at cost, which approximates fair value because of the short-term nature of these instruments. The Company's cash equivalents are held in government money market funds and at times may exceed federally insured limits. For purposes of reporting cash flows, the Company considers all cash accounts that are not subject to withdrawal restrictions or penalties to be cash and cash equivalents. At June 30, 2023 and December 31, 2022, the Company had less than $0.1 million and $8.0 million, respectively, in money market funds all of which were held in cash.
Restricted cash
The Company was required to maintain a restricted cash balance of $6.3 million as of December 31, 2022, in connection with the Wintrust Credit Facility. As of June 30, 2023, there are no restrictions on cash due to the full repayment of the Wintrust Credit Facility described in Note 8.
Advertising
The Company charges advertising costs to expense as incurred and such charges are included in SG&A expense. The Company's advertising expenses consist primarily of online advertising, search costs, email advertising and radio advertising. In addition, the Company reimburses its customers and third parties for in store activities and record these costs as advertising expenses. Advertising costs were $2.3 million and $2.9 million for the three months ended June 30, 2023 and 2022, respectively. Advertising costs were $3.7 million and $5.2 million for the six months ended June 30, 2023 and 2022, respectively.
Reclassification
Certain prior period amounts within the condensed consolidated statements of operations related to share-based compensation, previously presented as a separate line item, have been reclassified into selling, general and administrative expense to conform with current period presentation. All share-based compensation in the current and prior periods is a selling, general and administrative expense.
New Accounting Standards
Recently adopted
ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”
In June 2016, the FASB issued ASU 2016-13, a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard was effective for the Company on January 1, 2023. The new standard did not have a material impact on the condensed consolidated financial statements for the three and six months ended June 30, 2023.
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
Information about the Company’s net sales by revenue channel is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
E-commerce (1)	$3,256	31%	$3,681	22%	$7,151	37%	$7,505	22%
Brick & Mortar (3)	1,710	16%	3,956	24%	3,419	17%	8,290	25%
DTC	1,696	16%	1,762	11%	3,018	15%	3,695	11%
International (2)	3,874	37%	7,116	43%	6,185	31%	14,039	42%
Net Sales	$10,536	100%	$16,515	100%	$19,773	100%	$33,529	100%
(1)The Company's E-commerce channel includes two customers that amounted to greater than 10% of the Company's total net sales for the three and six months ended June 30, 2023, and 2022, respectively. These customers had $3.1 million and $6.9 million of net sales for the three and six months ended June 30, 2023 and $3.6 million and $7.3 million of net sales during the three and six months ended June 30, 2022, respectively.
(2)One of the Company's International customers that distributes products in China amounted to greater than 10% of the Company's total net sales during the three months and six months ended June 30, 2023 represented $2.9 million and $5.0 million of net sales, respectively. One of the Company's International customers that distributes products in China amounted to greater than 10% of the Company's total net sales during the three months and six months ended June 30, 2022 represented $5.5 million and $11.3 million of net sales, respectively.
(3)The Company's Brick & Mortar channel includes $2.2 million and $4.0 million of net sales from one customer that amounted to greater than 10% of the Company's total net sales for the three and six months ended June 30, 2022. None of the Company's Brick & Mortar customers represented greater than 10% of net sales during the three and six months ended June 30, 2023.
Note 3 - Inventories
Inventories are summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
Food, treats and supplements	$8,472	$10,212
Inventory packaging and supplies	1,192	1,699
Total Inventories	9,664	11,911
Inventory reserve	(1,107)	(1,654)
Inventories, net	$8,557	$10,257

Note 4 – Prepaid expenses and other current assets
Prepaid expenses and other current assets are summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
Total Prepaid expenses and other current assets	$1,820	$1,051

Note 5 - Fixed assets
Fixed assets consist of the following (in thousands):

	Estimated Useful Life	June 30, 2023	December 31, 2022
Equipment	2 - 5 years	$10	$7
Furniture and fixtures	2 - 5 years	221	221
Computer software, including website development	2 - 3 years	187	187
Computer equipment	1 - 2 years	109	129
Total fixed assets		527	544
Accumulated depreciation		(235)	(169)
Fixed assets, net		$292	$375
Depreciation expense was $0.04 million and $0.05 million for the three months ended June 30, 2023 and June 30, 2022, respectively. Depreciation expense was $0.08 million and $0.08 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

Note 6 – Intangible assets
Intangible assets
The Company’s intangible assets (in thousands) and related useful lives (in years) are as follows:

			June 30, 2023		December 31, 2022
	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	7	$7,190	$(3,628)	$3,562	$(3,115)	$4,075
Trade name	15	7,500	(1,766)	5,734	(1,516)	5,984
Total intangible assets		$14,690	$(5,394)	$9,296	$(4,631)	$10,059
Amortization expense was $0.38 million and $0.76 million for the for the three and six months ended June 30, 2023 and June 30, 2022, respectively.
The estimated future amortization of intangible assets over the remaining weighted average useful life of 8.3 years is as follows (in thousands):

Remainder of 2023	$764
2024	1,527
2025	1,527
2026	1,494
2027	500
Thereafter	3,484
$9,296
The Company assesses intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. If impairment indicators are present, the Company performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to these long-lived assets to their carrying value. There were no indicators of impairment of the intangible assets as of June 30, 2023.

Note 7 – Accrued and other liabilities
Accrued and other liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued taxes	$98	$110
Accrued payroll and benefits	706	688
Accrued trade promotions and advertising	432	567
Accrued interest	—	84
Accrued commissions	—	385
Deferred revenue	20	336
Short-term financing	—	165
Other	1,562	261
Total accrued and other liabilities	$2,818	$2,596
Note 8 – Debt
The components of the Company’s debt consist of the following (in thousands):

	June 30, 2023			December 31, 2022
	Amount	Rate	Maturity date	Amount	Rate	Maturity date
Term loan, net	$2,550	(2)	6/21/2026
Line of credit, net	$2,260	(3)	6/21/2025	$11,444	(1)	10/31/2024
Less current portion	2,260			—
Total long-term debt	$2,550			$11,444
(1)Interest at a variable rate of the daily U.S. Federal Funds Rate plus 375 basis points with an interest rate floor of 3.75% per annum.
(2)Interest at a fixed rate of 10.00% per annum.
(3)Interest at a variable rate of the daily U.S. Federal Funds Rate plus 250 basis points with an interest rate floor of 5.50% per annum.
Wintrust Term Loan and Line of Credit
On January 6, 2021, Halo entered into a credit facility with Old Plank Trail Community Bank, N.A., an affiliate of Wintrust Bank, N.A. (“Wintrust”) consisting of a $6.0 million term loan and a $6.0 million revolving line of credit, each scheduled to mature on January 6, 2024 and each bore interest at a variable rate of LIBOR plus 250 basis points, with an interest rate floor of 2.50% per annum (the "Wintrust Credit Facility"). The Second Wintrust Amendment described below updated the rate at which the Wintrust Credit Facility bore interest to the greater of the daily U.S. Federal Funds Rate plus 285 basis points, or the interest rate floor, which remained unchanged. The Third Wintrust Amendment described below updated the interest rate on the Wintrust Credit Facility to the U.S. Federal Funds Rate plus 375 basis points, with an interest rate floor of 3.75% and extends the maturity date of the Wintrust Credit Facility from January 6, 2024 to October 31, 2024. Accrued interest on the Wintrust Credit Facility is payable monthly which commenced on February 1, 2021. Principal payments were required to be made monthly on the term loan commencing February 2021 with a balloon payment upon the original maturity date. The proceeds from the Wintrust Credit Facility were used (i) to repay outstanding principal, interest and fees under the previous revolving line of credit with Citizens Business Bank (the "ABL Facility") and (ii) for general corporate purposes.
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
On June 21, 2023, the Company paid off the entire balance in the sum of $13.5 million of the Wintrust Credit Facility removing any covenant requirements to be met at June 30, 2023.
As of June 30, 2023, there was no outstanding balance related to the Wintrust Credit Facility. As of December 31, 2022, the line of credit outstanding was $11.4 million, net of debt issuance costs of less than $0.2 million. Debt issuance costs are amortized using the effective interest method. The carrying amount for the Company’s line of credit approximate fair value as the instrument has a variable interest rate that approximates market rates.
Wintrust Receivables Credit Facility
On June 21, 2023, the Company entered into an account purchase agreement with Wintrust Receivables Finance (AP Agreement), a division of Wintrust Bank N.A. (“Wintrust”) pursuant to which Wintrust will purchase, at its discretion, eligible customer invoices and advance up to 75% of the face amount of all purchased invoices, maxing out at the limit of $4.8 million. Each advance under the Advance Purchase Agreement will bear a variable interest rate at the prime rate plus 2.5% percentage per annum. The interest rate at June 30, 2023 was 5.5% per annum. The AP Agreement has an initial term of two years and will automatically renew annually unless terminated by the Company on at least 60 days’ notice. The Wintrust Receivables Credit Facility is guaranteed and secured by a general security interest in the assets of the Company. The Company continues to service the receivables, the transfers are at full recourse and the eligible customer invoices are not legally isolated from the Company. As such, the Wintrust Receivables Credit Facility was accounted for as a secured borrowing under ASC 860.

The Wintrust Receivables Credit Facility limits or restrict the ability of the Company to incur additional indebtedness; incur additional liens; make dividends and other restricted payments; make investments; sell, assign, transfer or dispose of certain assets; make optional prepayments of other indebtedness; engage in transactions with affiliates; and enter into restrictive agreements. The Wintrust Receivables Credit Facility does not include any financial covenants and if an event of default occurs, Wintrust is entitled to accelerate the advances made thereunder and exercise rights against the collateral.

Borrowing under the Wintrust Receivables Credit Facility are classified as current debt as a result of a required lockbox arrangement and a subjective acceleration clause. During June 2023, the Company sold receivables having an aggregate face value of $3 million in exchange for cash proceeds of $2.3 million. As of June 30, 2023, the balance outstanding on the Wintrust Receivables Credit Facility amounted to $2.3 million.
Alphia Term Loan Facility

On June 21, 2023, the Company entered into a term loan credit agreement (the “Term Loan Agreement”) with Alphia Inc. (“Alphia”), a custom manufacturer of super-premium pet food in the U.S. Pursuant to the Term Loan Agreement, Alphia made a term loan to the Company in the original principal amount of $5.0 million (the “Term Loan”). In conjunction with the Term Loan Agreement, the Company issued warrants to Alphia (see Note 11 – Warrants for further discussion). The proceeds of the Term Loan, together with a portion of the Company’s cash on hand, were used to retire all of the outstanding obligations of Halo, Purely for Pets, Inc. (“Halo”), a wholly-owned subsidiary of the Company, under Halo’s long-term credit facility with Old Plank Trail Community Bank, N.A., an affiliate of Wintrust Bank, N.A described above.

The Term Loan bears an interest rate of 10% per annum, compounded quarterly, and will mature on June 21, 2026. Accrued interest on the Term Loan is payable quarterly in cash or, at the election of the Company, in-kind by capitalizing such interest and adding it to the then-outstanding principal amount of the Term Loan. The Term Loan Agreement and Term Note provide for customary financial covenants and customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company was in compliance with these covenants as of June 30, 2023. The Company may prepay the principal of the Term Loan at any time upon written notice to Alphia and subject to a prepayment penalty if such prepayment occurs prior to June 21, 2025.
The Term Loan is secured by a general security interest on the assets, including the intellectual property, of the Company and Halo pursuant to (i) that certain Term Loan Security Agreement, dated June 21, 2023, made by the Company and Halo in favor of Alphia (the “Security Agreement”) and (ii) that certain Intellectual Property Security Agreement, dated as of June 21, 2023 of the Company and Halo in favor of Alphia (the “Intellectual Property Security Agreement”). The Company has also pledged all of the capital stock of Halo held by the Company as additional collateral for the Term Loan.
The term Loan is guaranteed by Halo pursuant to that certain Term Loan Guaranty, dated as of June 21, 2023, by and between Halo and Alphia (the “Term Loan Guaranty”).
As of June 30, 2023, our indebtedness on the Alphia Term Loan Facility amounted to $4.8 million net of debt issuance costs of $0.2 million. Debt issuance costs are amortized using the effective interest method.
Future Debt Maturities
Future debt maturities as of June 30, 2023 and for succeeding years are as follows (in thousands):

Year ending December 31:
2024	$—
2025	$—
2026	$2,792
Less: Accumulated Debt Issuance Costs	$(242)
Total	$2,550
Note 9 - Fair Value Measurements
The carrying amounts of cash and cash equivalents, trade accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value because of the short-term nature of these financial instruments. The carrying amounts of borrowings under credit facilities approximates fair value as variable interest rates on these instruments approximates current market rates.
The Company estimates the fair value of the term loan based on a discounted cash flow method and the warrants liabilities (measured at fair value on a recurring basis) are based on a risk-neutral Monte Carlo simulation approach. The carrying value of the term loan was based on an accounting entry where proceeds from the loan were first allocated to the warrants liabilities. The following table presents the carrying amount and fair value of the Company's term note, line of credit and warrants liabilities by hierarchy level:

			June 30, 2023		December 31, 2022
	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	Level 3	(2)	$2,550	$2,550	$—	$—
Line of credit	Level 2	(1)	$2,260	$2,260	$11,444	$11,444
Warrants liabilities	Level 3	(2)	$2,208	$2,208	$—	$—
(1) the fair value estimates are based upon observable market data
(2) the fair value estimates are based on unobservable inputs reflecting management's assumptions about inputs used in pricing the asset or liability
Note 10 – Commitments and contingencies
The Company has manufacturing agreements with its vendors that provides for the company to make it's commercial best efforts to purchase minimum quantities in the ordinary course of business. There are no other purchase obligations as of June 30, 2023 or December 31, 2022.

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
Note 11 – Warrants
The following summarizes the Company's outstanding warrants to purchase shares of the Company's common stock as of and for the years ended June 30, 2023 and December 31, 2022:

	Warrants	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2022	9,433,584	$5.92
Issued	—	$—
Exercised	—	$—
Terminated/Expired	—	$—
Warrants outstanding as of March 31, 2023	9,433,584	$5.92
Issued	14,768,125	$0.26
Exercised	—	$—
Terminated/Expired	—	$—
Warrants outstanding as of June 30, 2023	24,201,709	$5.92
The warrants shown in the table above outstanding as of March 31, 2023 and December 31, 2022, are equity classified warrants issued between May 2019 and January 2021. There was no intrinsic value associated with these equity warrants as of March 31, 2023 and December 31, 2022, respectively.
In conjunction with the Alphia Term Loan Facility mentioned in Note 8 - Debt, the Company issued to Alphia (i) a warrant (the “First Tranche Warrant”) to purchase 6,545,338.45 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a price of $0.26 per share, and (ii) a warrant (the “Second Tranche Warrant” and together with the First Tranche Warrant, the “Warrants”) to purchase 8,222,787 shares of Common Stock at a price of $0.26 per share. Unless exercised, the Warrants expire on June 21, 2028. Alphia’s exercise of the Second Tranche Warrant is subject to the approval of the Company’s stockholders. The Warrants contain certain anti-dilution provisions in favor of Alphia in connection with any equity offering consummated by the Company prior to December 21, 2023 and equity issuances below the exercise price of the Warrants. The Warrants also contain a cashless exercise option at the election of Alphia.
Additionally, in conjunction with the Term Loan, the Company entered into a Side Letter Agreement with Alphia (the “Side Letter”) pursuant to which Alphia was granted a right of first refusal on any of the following relating to the Company or any of its subsidiaries and to the extent such transactions constitute a change of control: (i) any transfer, sale, lease or encumbrance of all or any portion of the capital stock or assets (other than the sale of inventory in the ordinary course of business), (ii) any merger, consolidation or other business combination, (iii) any recapitalization, reorganization or any other extraordinary business transaction, (iv) or any equity issuance or debt incurrence. Alphia’s right of first refusal is effective so long as the Term Loan remains outstanding and for a period of 12 months thereafter. The Side Letter also provides Alphia with certain Board observer rights.

The Company evaluated the Alphia warrant liabilities under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in shareholders’ equity. Specifically, there are contingent exercise provisions and settlement provisions that exist, including provisions where the number of shares available under the warrants may be adjusted based on a percentage of equity. Because the number of outstanding common shares is not a fair value input to a fixed-for-fixed model, this provision violates indexation guidance. Therefore, the warrants are not indexed to the Company’s stock. The Alphia warrant liabilities will be remeasured at fair value each reporting period until provisions precluding equity classification lapse and the Company reassess the warrants classification. The total value of the consideration received in connection with the Alphia Term Loan Agreement was first allocated to warrants liabilities at fair value, with the remainder allocated to the Alphia Term Loan Agreement. Accordingly, the Company recorded a discount of $2.2 million on the Alphia Term Loan Agreement (see Note 8 – Debt for further discussion).
The Alphia warrant liabilities are determined using a risk-neutral Monte Carlo simulation based approach, a Level 3 valuation. The significant inputs to the warrant liabilities are as follows:

	June 30, 2023
	First Tranche Warrant	Second Tranche Warrant
Exercise price	$0.26	$0.26
Stock price	$0.21	$0.21
Volatility	67.0%	67.0%
Time to maturity	5 years	5 years
Risk-free rate	3.95%	3.95%
Dividend yield	—%	—%
The following table summarizes the Alphia warrant liability activity for three and six months ended June 30, 2023:

Fair value of warrant liabilities as of March 31, 2023	$—
Warrant liabilities incurred	2,208
Loss (gain) in change of fair value of warrant liabilities	—
Fair value of warrant liabilities as of June 30, 2023	$2,208
There was no change in fair value related to the Alphia warrant liabilities for three months and six months ended June 30, 2023 as the warrants were valued at June 21, 2023, which approximated the fair value as of June 30, 2023. There were no transfers to/from levels 1, 2 and three during the three and six months ended June 30, 2023.

Note 12 – Share-based compensation
During the three months ended June 30, 2023 and June 30, 2022, the Company recognized $0.3 million and $0.8 million, respectively, of share-based compensation expense. During the six months ended June 30, 2023 and June 30, 2022, the Company recognized $1.7 million and $1.9 million, respectively, of share-based compensation expense.
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

Stock options
The following table provides detail of the options granted and outstanding (dollars in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2022	3,071,187	$5.39	7.2	$—
Granted	—	—
Forfeited/Expired	(178,656)	4.05
Options outstanding as of March 31, 2023	2,892,531	$5.47	6.3	$—
Granted	—
Forfeited/Expired	(280,689)	4.69
Options outstanding as of June 30, 2023	2,611,842	$5.51	6.2	$—

Options exercisable as of June 30, 2023	2,233,624	$5.69	5.8	$—
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

Note 13 – Employee benefit plans
The Company has a qualified defined contribution 401(k) plan, which covers substantially all of its employees. Participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the IRS. The Company matches participant contributions pursuant to the terms of the plan, which contributions are limited to a percentage of the participant’s eligible compensation. The Company made contributions related to the plan and recognized expense of less than $0.1 million during the three and six months ended June 30, 2023 and 2022, respectively.

Note 14 – Related party transactions
Director Fees
The Company pays quarterly board of director fees. As of June 30, 2023 and December 31, 2022, $0.1 million of these director fees were in accounts payable on the Condensed Consolidated Balance Sheets, respectively.
Marketing Support Services

On March 7, 2023, the Company entered into an agreement with Believeco to provide marketing support services for an interim period. A member of the Company's board of directors is a partner at Believeco. As of June 30, 2023 marketing expense related to Beleiveco totaled $0.19 million of which $0.15 million are included within Accounts Payable.

Note 15 – Income taxes
For the three and six months ended June 30, 2023 and June 30, 2022, the Company recorded income tax provision of less than $0.1 million. For the three and six months ended June 30, 2023 and 2022, the Company's effective tax rate was less than 1%, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily because the Company’s losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of net operating losses (“NOLs”) for the three and six months ended June 30, 2023 and June 30, 2022.

Note 16 – Concentrations
Major suppliers
The Company sourced approximately 83% of its inventory purchases from three vendors for the six months ended June 30, 2023. The Company sourced approximately 73% of its inventory purchases from three vendors for the six months ended June 30, 2022.
Major customers
Accounts receivable from three customers represented 90% of accounts receivable as of June 30, 2023. Accounts receivable from three customers represented 89% of accounts receivable as of December 31, 2022. Three customers represented 60% of gross sales for the six months ended June 30, 2023. Four customers represented 68% of gross sales for the six months ended June 30, 2022.
Credit risk
As of June 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents were deposited in accounts at several financial institutions and may maintain some balances in excess of federally insured limits. The Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents.

Note 17 – Loss per share
The Company presents loss per share on a basic and diluted basis. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding ("WASO") during the period. For the three and six months ended June 30, 2023 and 2022, the Company’s basic and diluted net loss per share attributable to common stockholders are the same as the Company generated a net loss and common stock equivalents are excluded from diluted net loss per share as they have an anti-dilutive impact.
For the three and six months ended June 30, 2023, potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows: 9,433,584 of stock equivalent warrants; 14,768,125 of warrant liabilities (6,545,338.45 First Tranche Warrant and 8,222,787 Second Tranche Warrant); 2,611,842 of stock equivalent employee stock options and 6,412 of stock equivalent other options. For the three months ended June 30, 2022, potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows: 9,433,584 of stock equivalent warrants; 14,768,125 of warrant liabilities; 3,200,271 of stock equivalent employee stock options and 6,412 of stock equivalent other options. The warrants classified as liabilities represent a participating security and thus should be included in the calculation of earnings per share (EPS) using the two-class method. Because these warrants do not have a contractual obligation to share in losses, these warrants will be included in only the diluted EPS calculation assuming the Company has undistributed losses for the period. To determine if the warrants are dilutive, the First Tranche will be calculated using the treasury stock method and adjusting the numerator for changes in fair value and included in diluted EPS, if considered dilutive. The Second Tranche Warrant is contingently exercisable and should not be included in the denominator until the contingency (approval of the Company’s stockholders) is resolved.
The following table sets forth basic and diluted net (loss) earnings per share attributable to common stockholders for the three months ended June 30, 2023 and 2022 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(2,964)	$(4,367)	$(6,448)	$(8,407)
Adjusted net loss available to common stockholders	$(2,964)	$(4,367)	$(6,448)	$(8,407)
Denominator:
Basic WASO	30,551,653	29,364,712	30,516,666	29,327,316
Dilutive common stock equivalents	—	—	—	—
Diluted WASO	30,551,653	29,364,712	30,516,666	29,327,316

Net loss per share attributable to common stockholders, basic	$(0.10)	$(0.15)	$(0.21)	$(0.29)
Net loss per share attributable to common stockholders, diluted	$(0.10)	$(0.15)	$(0.21)	$(0.29)

Note 18 – Subsequent events

In July 2023, the Company became aware of a cybersecurity incident via email compromise. Management is investigating the matter internally and has engaged a third-party forensics expert to facilitate a full investigation to determine the exact nature, timing, and magnitude of the breach. The investigation is still ongoing as of the date of this report. The impact to the financial statements as of and for the three and six months ended June 30, 2023 was determined to be immaterial.
In August 2023, the Company borrowed an additional $1 million from the Wintrust Receivables Credit Facility.
In August 2023, the Company granted 1,500,000 shares of restricted common stock to members of its board of directors for the Alphia Term Loan Facility. These restricted stock awards were immediately vested and, as such, the Company recorded share-based compensation expense of $0.4 million upon issuance.

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
The Global Pet Food and Treat Market
The U.S. represents the largest and most developed market for pet food globally, with food and treats accounting for approximately $58 billion, or 42% of the total U.S. pet care market in 2022. According to the American Pet Product Association, between 66% of all households in the U.S. own a pet, equating to a total pet population of more than 130 million companion animals and an average of 1.7 pets per household. Pet spending represents a significant portion of household spend on consumer products, as this translates to an average annual spend on pet care of more than $1,500 per pet owning household, with $460 of this spend attributed to pet food and treats.
Historically, consumer spending on pets grew at an approximately 3% CAGR in the decade leading up to the COVID-19 pandemic, driven by steady annual increases in household pet ownership of approximately 1%, the continued premiumization of the category and the humanization of pets. This surge in pet acquisition has led to an increase in the forecasted growth of the pet care industry over the next ten years. The U.S. pet food industry is expected to grow at a 4.96% CAGR between 2023 and 2028 (Statistica).
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

Globally, Asia is the second largest market for pet products, with China representing the largest market opportunity for growth. Like the U.S., growth in the Asian pet care industry has been driven by dramatic increases in household pet ownership. We believe that growth in Asia is fueled by increasing levels of economic financial status and demand for premium, western manufactured products as a result of product quality concerns. This demand has been supported by a rapidly growing middle class in China, where a McKinsey report estimated that in 2018 roughly 730 million people in urban areas fell into the income categories of “aspirants” and “affluents,” with the Brookings group estimating that approximately 60 million people are added to these income categories each year. We believe that this growth drove the increase in the number of dog-owning Chinese households as measured by Euromonitor, which increased from 12% in 2015 to 20% in 2020, according to Euromonitor. According to Euromonitor, the Chinese market for premium dry dog and cat food is anticipated to grow at a 20% CAGR and 28% CAGR, respectively, from 2015 through 2025, suggesting that the Chinese pet market has significant room for growth in the foreseeable future. We are focused on targeting Chinese pet owners with the highest willingness to pay, which tend to be urban dwelling millennial and Gen-Z women. In 2021, 80% of our products were purchased online, and approximately 50% of our end-consumers were born after 1990.
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

On March 2, 2023, we announced that Robert Sauermann was resigning from his role as Chief Operating Officer ("COO"), effective March 17, 2023. On March 21, 2023, we announced that Sharla Cook was resigning from her role as Chief Financial Officer ("CFO"), effective April 3, 2023. Also on March 21, 2023, we announced that Carolina Martinez was appointed as Interim CFO, effective April 3, 2023.

On May 11, 2023, we announced that Lionel F. Conacher was resigning from his role as Interim CEO of the Company, effective May 22, 2023. Mr. Conacher will still continue to serve on the Board as a Director. On May 11, 2023, we announced that Kent Cunningham was appointed as Chief Executive Officer of the Company, effective May 22, 2023. On August 2, 2023, we announced that Carolina Martinez was appointed as Chief Financial Officer, Treasurer and Secretary of the Company, effective August 7, 2023.

Results of Operations for the three and six months ended June 30, 2023 and 2022
The following table sets forth our consolidated results for the periods presented (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Net sales	$10,536	$16,515	$(5,979)	(36)%	$19,773	$33,529	$(13,756)	(41)%
Cost of goods sold	6,948	11,788	(4,840)	(41)%	12,944	24,095	(11,151)	(46)%
Gross profit	3,588	4,727	(1,139)	(24)%	6,829	9,434	(2,605)	(28)%
Operating expenses:
Selling, general and administrative	6,173	8,988	(2,815)	(31)%	12,669	17,656	(4,987)	(28)%
Total operating expenses	6,173	8,988	(2,815)	(31)%	12,669	17,656	(4,987)	(28)%
Loss from operations	(2,585)	(4,261)	1,676	39%	(5,840)	(8,222)	2,382	29%
Other expenses:
Interest expense, net	(379)	(106)	(273)	(258)%	(608)	(182)	(426)	234%
Total other expense, net	(379)	(106)	(273)	(258)%	(608)	(182)	(426)	234%
Net loss before income taxes	(2,964)	(4,367)	1,403	32%	(6,448)	(8,404)	1,956	23%
Net loss available to common stockholders	$(2,964)	$(4,367)	$1,403	32%	$(6,448)	$(8,407)	$1,959	23%
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

Information about our revenue channels is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
E-commerce (1)	$3,256	31%	$3,681	22%	$7,151	37%	$7,505	22%
Brick & Mortar (3)	1,710	16%	3,956	24%	3,419	17%	8,290	25%
DTC	1,696	16%	1,762	11%	3,018	15%	3,695	11%
International (2)	3,874	37%	7,116	43%	6,185	31%	14,039	42%
Net Sales	$10,536	100%	$16,515	100%	$19,773	100%	$33,529	100%
(1)The Company's E-commerce channel includes two customers that amounted to greater than 10% of the Company's total net sales for the three and six months ended June 30, 2023, and 2022, respectively. These customers had $3.1 million and $6.9 million of net sales for the three and six months ended June 30, 2023 and $3.6 million and $7.3 million of net sales during the three and six months ended June 30, 2022, respectively.
(2)One of the Company's International customers that distributes products in China amounted to greater than 10% of the Company's total net sales during the three months and six months ended June 30, 2023 represented $2.9 million and $5.0 million of net sales, respectively. One of the Company's International customers that distributes products in China amounted to greater than 10% of the Company's total net sales during the three months and six months ended June 30, 2022 represented $5.5 million and $11.3 million of net sales, respectively.
(3)The Company's Brick & Mortar channel includes $2.2 million and $4.0 million of net sales from one customer that amounted to greater than 10% of the Company's total net sales for the three and six months ended June 30, 2022. None of the Company's Brick & Mortar customers represented greater than 10% of net sales during the three and six months ended June 30, 2023.

Net sales decreased $(6.0) million, or (36)%, to $10.5 million for the three months ended June 30, 2023 compared to $16.5 million for the three months ended June 30, 2022. Net sales decreased $(13.8) million, or (41)%, to $19.8 million for the six months ended June 30, 2023 compared to $33.5 million for the six months ended June 30, 2022. The decrease is primarily attributable to supply chain constraints and the downstream impact it has on our business. We experienced significant production delays from our dry kibble co-manufacturing partner stemming from short-term shortages in raw materials, labor constraints, and capacity constraints. The inconsistency in supply created material out-of-stocks which resulted in less-than-optimal fill rates of our Halo Elevate® product line, sold primarily in our Brick & Mortar channel. Since closing the Alphia Term Loan, we have been transitioning our dry kibble manufacturer to Alphia which, albeit a very positive change needed for stabilizing supply and for long-term sustainability, has had a short-term impact to our International channel as it created registration delays in certain foreign markets, in turn delaying ordering and product launches.

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

During the three months ended June 30, 2023, gross profit decreased $(1.1) million, or 24%, to $3.6 million compared to $4.7 million during the three months ended June 30, 2022. During the six months ended June 30, 2023, gross profit decreased $(2.6) million, or (28)%, to $6.8 million compared to $9.4 million during the six months ended June 30, 2022.

Gross margin increased 6% to 34% for the three months ended June 30, 2023 compared to 29% for the three months ended June 30, 2022. Gross margin increased 7% to 35% for the six months ended June 30, 2023 compared to 28% for the six months ended June 30, 2022. The increase in gross margin is primarily attributable to a decrease in cost of goods sold (“COGS”) at a rate higher than the rate at which revenue decreased. For the six months ended June 30, 2023, the average price per pound cost $1.87, versus $1.92 for the six months ended June 30, 2022. Due to the increased production run sizes for the International channel, we were able to achieve minimum order quantity price breaks which included orders over 100,000 pounds receiving approximately a 6% price break on COGS. We also implemented a 7% price increase across our Halo Holistic™ and Halo masterbrand wet product lines in August 2022, and a 12.5% sales price increase on our Halo Elevate® products in the first half of 2023.
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
Operating expenses
Our Selling, general and administrative ("SG&A") expenses consist of the following:
•Sales and marketing costs, for specific customer promotional programs, paid media, content creation expenses and our DTC selling platform. Marketing costs are geared towards customer acquisition and retention and building brand awareness. During the three months ended June 30, 2023, sales and marketing costs decreased approximately $(1.2) million or (35)%, to $2.3 million from $3.6 million during the three months ended June 30, 2022. During the six months ended June 30, 2023, sales and marketing costs decreased approximately $(2) million or (36)%, to $4.2 million from $6.5 million during the six months ended June 30, 2022. The decrease was driven primarily by lower marketing and advertising agency fees related to building and launching our new sales strategy as well as increased marketing spend in our International sales channel during 2022.
•Employee compensation and benefits decreased approximately $(0.6) million or (26)% during the three months ended June 30, 2023 to $1.6 million from $2.2 million during the three months ended June 30, 2022. Employee compensation and benefits decreased approximately $(1.0) million or (23)% during the six months ended June 30, 2023 to $3.3 million from $4.2 million during the six months ended June 30, 2022. The decrease was primarily related to a reduction in employee headcount, partially offset by higher severance costs during the first half of 2022.
•Share-based compensation includes expenses related to equity awards issued to employees and non-employee directors. During the three months ended June 30, 2023, Share-based compensation decreased $(0.5) million or (65)% to $0.3 million compared to $0.8 million for the three months ended June 30, 2022. During the six months ended June 30, 2023, Share-based compensation decreased by $(0.7) million, or (39)%, to $1.1 million, as compared to share-based compensation of $1.9 million during the six months ended June 30, 2022. The decrease is driven by reduction of senior management headcount resulting in cancellations of options during 2023, partially offset by common stock issued for board service and accelerated vesting of a certain stock option grant during 2022, interim CEO service compensation and additional option grants.
•Freight, which is primarily related to the shipping of DTC orders to customers, decreased $(0.1) million or (32)% during the three months ended June 30, 2023 to $0.3 million from $0.5 million during the three months ended June 30, 2022. Freight decreased $(0.2) million or (27)% during the six months ended June 30, 2023 to $0.7 million from $0.9 million during the six months ended June 30, 2022. Freight costs are generally decreasing due to lower DTC sales as described above.
•Non-cash charges including depreciation, amortization, disposal or sale of assets and bad debt expense decreased slightly by less than $(0.01) million or (3)% to $0.4 million during the three months ended June 30, 2023 from $0.4 million during the three months ended June 30, 2022. Non-cash charges remained consistent at $0.9 million during the six months ended June 30, 2023 and June 30, 2022. The decrease was driven by disposals of certain assets during 2023, offset by additional capital expenditures throughout 2022.
•Other general and administrative costs for various general corporate expenses, including professional services, information technology, insurance, travel, costs related to merchant credit card fees, product development costs, rent, and certain tax costs. During the three months ended June 30, 2023, other general and administrative costs decreased $(0.3) million, or (22)% to $1.2 million compared to $1.5 million during the three months ended June 30, 2022. During the six months ended June 30, 2023, other general and administrative costs decreased $(0.7) million, or (22)% to $2.6 million compared to $3.3 million during the six months ended June 30, 2022. The decrease was driven by commission fees related to sales in our International channel, and lower professional fees related to investor relations.

Interest expense, net
During the three months ended June 30, 2023, interest expense increased by $0.3 million, or 258% to $0.4 million from $0.1 million for the three months ended June 30, 2022. During the six months ended June 30, 2023, interest expense increased by $0.4 million, or 234% to $0.6 million from $0.2 million for the six months ended June 30, 2022. Interest expense for the three and six months ended June 30, 2023 is comprised of interest on our Wintrust Credit Facility and the amortization of debt issuance costs which was refinanced during 2022. The increase in interest expense for the three and six months ended June 30, 2023 is related to the acceleration of debt issuance costs charged to interest expense due to the payoff of the Wintrust credit facility.
Income taxes
Our income tax provision consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for any allowable credits, deductions and uncertain tax positions as they arise. During the three and six months ended June 30, 2023 and June 30, 2022, we recorded income tax benefit of less than $0.1 million, which relates to indefinite-lived assets. The effective tax rate for the three and six months ended June 30, 2023 and 2022 was less than 1%, respectively, which differs from the U.S. Federal statutory rate of 21% primarily because our losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of NOLs.

Liquidity and capital resources
Historically, we have financed our operations primarily through the sales of shares of our common stock, warrants, preferred stock, and loans. In connection with our IPO, we issued and sold 8,000,000 shares of common stock at a price of $5.00 per share. On July 1, 2021 we received total net proceeds of approximately $36.1 million from the IPO, after deducting underwriting discounts and commissions of $2.8 million, and offering costs of approximately $1.1 million. On June 30, 2023 and December 31, 2022, we had cash and cash equivalents and restricted cash of $3.6 million and $9.5 million, respectively.
We are subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of our products, the successful protection of our proprietary technologies, ability to grow into new markets, and compliance with government regulations. As of June 30, 2023, we have not experienced a significant adverse impact to our business, financial condition or cash flows resulting from the COVID-19 pandemic, geopolitical actions or threat of cyber-attacks. However, we have seen adverse impacts to our gross margin from time to time due to inflationary pressures in the current economic environment. Uncertainties regarding the continued economic impact of inflationary pressures, the COVID-19 pandemic, geopolitical actions and threat of cyber-attacks are likely to result in sustained market turmoil, which could negatively impact our business, financial condition, and cash flows in the future.
We have historically incurred losses and expect to continue to generate operating losses and consume cash resources in the near term. These conditions raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the date these interim condensed consolidated financial statements are issued, meaning that we may be unable to generate sufficient operating cash flows to pay our short-term obligations. We have implemented and continue to implement plans to achieve operating profitability, including various margin improvement initiatives, the consolidation of and introduction of new co-manufacturers, the optimization of our pricing strategy and ingredient profiles, and new product innovation.
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
A summary of our cash flows is as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash flows (used in) provided by:
Operating activities	$(1,237)	$(12,998)
Investing activities	(10)	(189)
Financing activities	(4,619)	2,068
Net decrease in cash and cash equivalents	$(5,866)	$(11,119)
Cash flows from operating activities
Cash used in operating activities decreased $11.8 million, or 90%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in cash used in operating activities was primarily driven by significant fluctuations in our working capital, including a comparative decrease in our inventory balance of $7.7 million as we built inventory during 2022 to support the Halo Elevate® launch and the rebranding of TruDog and Halo Holistic™. Additionally, a comparative decrease in accounts receivable balances of $2.9 million due to timing of sales and collections and a comparative increase in accounts payable and accrued liabilities of $2.1 million.
Cash flows from investing activities
Cash used in investing activities was less than $0.1 million during the six months ended June 30, 2023 and $0.2 million during the six months ended June 30, 2022. The cash used in investing activities is related to capital expenditures.

Cash flows from financing activities
Cash used in financing activities was $(4.6) million, during the six months ended June 30, 2023 and cash provided by financing activities was $2.1 million during the six months ended June 30, 2022. The cash used in financing activities for the six months ended June 30, 2023 was related to payment of the Wintrust revolving line of credit of $(13.5) million offset by proceeds from the Wintrust revolving line of credit of $1.9 million, $2.3 million from the Wintrust receivables facility and $2.8 million from the Alphia facility. The cash provided by financing activities for the six months ended June 30, 2022 was related to net proceeds from the revolving lines of credit of $2.5 million, $2.8 million from the Alphia facility partially offset by payments on the term loan of (0.4) million.
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
On June 21, 2023, the Company paid off the entire balance in the sum of $13.5 million of the Wintrust Credit Facility removing any covenant requirements to be met at June 30, 2023.
As of June 30, 2023, there was no outstanding balance related to the Wintrust Credit Facility.
Wintrust Receivables Credit Facility
On June 21, 2023, the Company entered into an account purchase agreement with Wintrust Receivables Finance, a division of Wintrust Bank N.A. (“Wintrust”) pursuant to which Wintrust will purchase, at its discretion, up to eligible customer invoices and advance up to 75% of the face amount of all purchased invoices up to $4,750,000. Each advance under the AP Agreement will bear interest at a minimum rate of 5.5%. The AP Agreement has an initial term of two years and will automatically renew annually unless terminated by the Company on at least 60 days’ notice. The Wintrust Receivables Credit Facility is secured by a general security interest in the assets of the Company. The Wintrust Receivables Credit Facility is guaranteed secured by the Company pursuant to that certain Unlimited Continuing Guaranty Agreement dated as of June 21, 2023.
As of June 30, 2023, the balance outstanding on the Wintrust Receivables Credit Facility amounted to $2.3 million.
Alphia Term Loan
On June 21, 2023, the Company entered into a term loan credit agreement with Alphia Inc., a leading custom manufacturer of super-premium pet food in the U.S. Pursuant to the Term Loan Agreement, Alphia made a term loan to the Company in the original principal amount of $5,000,000 (the “Term Loan”). The Term Loan is also evidenced by that certain Term Note dated as of June 21, 2023 issued by the Company to Alphia (the “Term Note”). The proceeds of the Term Loan, together with a portion of the Company’s cash on hand, were used to retire all of the outstanding obligations of Halo, Purely for Pets, Inc. (“Halo”), a wholly-owned subsidiary of the Company, under Halo’s long-term credit facility with Old Plank Trail Community Bank, N.A., an affiliate of Wintrust Bank, N.A.
The Term Loan will bear interest at a rate of 10% per annum, compounded quarterly, and will mature on June 21, 2026. Accrued interest on the Term Loan is payable quarterly in cash or, at the election of the Company, in-kind by capitalizing such interest and adding it to the then-outstanding principal amount of the Term Loan. The Term Loan Agreement and Term Note provide for customary financial covenants and customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company may prepay the principal of the Term Loan at any time upon written notice to Alphia and subject to a prepayment penalty if such prepayment occurs prior to June 21, 2025.
The Term Loan is secured by a general security interest on the assets, including the intellectual property, of the Company and Halo pursuant to (i) that certain Term Loan Security Agreement, dated June 21, 2023, made by the Company and Halo in favor of Alphia (the “Security Agreement”) and (ii) that certain Intellectual Property Security Agreement, dated as of June 21, 2023 of the Company and Halo in favor of Alphia (the “Intellectual Property Security Agreement”). The Company has also pledged all of the capital stock of Halo held by the Company as additional collateral for the Term Loan.

The term Loan is guaranteed by Halo pursuant to that certain Term Loan Guaranty, dated as of June 21, 2023, by and between Halo and Alphia (the “Term Loan Guaranty”).
In conjunction with the Term Loan, the Company issued to Alphia (i) a warrant (the “First Tranche Warrant”) to purchase 6,545,338.45 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a price of $0.26 per share, and (ii) a warrant (the “Second Tranche Warrant” and together with the First Tranche Warrant, the “Warrants”) to purchase 8,222,787 shares of Common Stock at a price of $0.26 per share. Unless exercised, the Warrants expire on June 21, 2028. Alphia’s exercise of the Second Tranche Warrant is subject to the approval of the Company’s stockholders. The Warrants contain certain anti-dilution provisions in favor of Alphia in connection with any equity offering consummated by the Company prior to December 21, 2023 and equity issuances below the exercise price of the Warrants. The Warrants also contain a cashless exercise option at the election of Alphia.
Additionally, in conjunction with the Term Loan, the Company entered into a Side Letter Agreement with Alphia (the “Side Letter”) pursuant to which Alphia was granted a right of first refusal on any of the following relating to the Company or any of its subsidiaries and to the extent such transactions constitute a change of control: (i) any transfer, sale, lease or encumbrance of all or any portion of the capital stock or assets (other than the sale of inventory in the ordinary course of business), (ii) any merger, consolidation or other business combination, (iii) any recapitalization, reorganization or any other extraordinary business transaction, (iv) or any equity issuance or debt incurrence. Alphia’s right of first refusal is effective so long as the Term Loan remains outstanding and for a period of 12 months thereafter. The Side Letter also provides Alphia with certain Board observer rights.
As of June 30, 2023, our indebtedness on the Alphia Term Loan Facility amounted to $2.6 million net of debt issuance costs of $0.2 million. For details about the terms, covenants and restrictions contained in the Alphia Term Loan Facility, see "Note 8 - Debt" to our interim condensed consolidated financial statements included in this Quarterly Report.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our interim chief executive officer (our principal executive officer) and our interim chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the quarter ended June 30, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the material weaknesses discussed below. Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

In July 2023, the Company became aware of a cybersecurity incident via email compromise. Management is investigating the matter internally and has engaged a third-party forensics expert to facilitate a full investigation to determine the exact nature, timing, and magnitude of the breach. The investigation is still ongoing as of the date of this report. Management determined that although there was a control that was designed and implemented, it did not prevent the cybersecurity breach. Management has thus determined that there is a material weakness related to the failure to maintain controls that should have been operating effectively as of June 30, 2023.

Our disclosure controls and procedures were not effective as of June 30, 2023, due a material weakness in analyzing complex financial instruments, including the proper classification of warrants as liabilities and the related financial statement disclosures. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

To address the material weakness associated with failure to maintain controls over the operating effectiveness of IT general controls, we have planned to (i) transition to a new outsourced managed IT service provider with an appropriate level of knowledge and technical experience to design and maintain IT general controls, (ii) establish policies and procedures for the design and operation of IT general controls, (iii) implement an IT general controls framework, and (iv) where necessary, we have identified, implemented, and documented IT general controls. We continue to evaluate the appropriate controls to design and maintain effective controls supporting financial systems relevant to our financial reporting processes. We continue to evaluate staffing requirements and technology improvement opportunities to further address and achieve remediation.

To address the material weakness in internal controls related to the accounting for complex financial instruments, we are in the process of implementing further controls over the review of complex financial instruments, which may include engaging outside advisors with specialist knowledge of GAAP and valuation.
Changes in Internal Control Over Financial Reporting
Other than the material weaknesses described above, there has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, those controls.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following exhibits are filed herewith.
EXHIBIT INDEX

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
2.1	Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc. and Bona Vida, Inc.	8-K	333-161943	2.1	05/10/2019
2.2	First Amendment to Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc., and Bona Vida, Inc., dated May 3, 2019	8-K	333-161943	2.2	05/10/2019
2.3	Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC	8-K	333-161943	2.3	05/10/2019
2.4	First Amendment to Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC, dated May 6, 2019	8-K	333-161943	2.4	05/10/2019
2.5	Amended and Restated Stock Purchase Agreement, dated December 18, 2019, by and among the Company, Halo, Purely For Pets, Inc., Thriving Paws, LLC and HH-Halo LP	8-K	333-161943	2.1	12/26/2019
2.6	Agreement and Plan of Merger, dated July 28, 2022, by and among TruPet LLC and Halo, Purely for Pets, Inc.	10-Q	001-40477	2.6	08/11/2022
3.1	Certificate of Incorporation, dated January 1, 2019	10-Q	333-161943	3.1	04/15/2019
3.2	Certificate of Amendment to Certificate of Incorporation, dated February 1, 2019	10-Q	333-161943	3.2	04/15/2019
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 13, 2019	8-K	333-161943	3.1	03/20/2019
3.4	Certificate of Amendment to Certificate of Incorporation, dated April 18, 2019	10-KT	333-161943	3.5	07/25/2019
3.5	Certificate of Amendment to Certificate of Incorporation, dated July 30, 2020	8-K	333-161943	99.1	07/30/2020
3.6	Certificate of Merger of Sport Endurance, Inc. with and into the Company	10-Q	333-161943	3.4	04/15/2019
3.7	Bylaws	10-Q	333-161943	3.5	04/15/2019
3.8	Certificate of Designation for Series F Convertible Preferred Stock	8-K	333-161943	3.1	10/02/2020
3.9	Certificate of Cancellation of Series F Preferred Stock of Better Choice	8-K	001-40477	3.10	08/11/2022
3.10	Certificate of Merger of TruPet LLC with and into Halo, Purely for Pets, Inc.	10-Q	001-40477	3.10	08/11/2022
4.1	Form of Warrant in connection with the November 2019 private placement	8-K	333-161943	4.2	11/15/2019
4.2	Form of Subscription Agreement, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	10.6	01/31/2020
4.3	Form of Warrant, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	4.8	01/31/2020
4.4	Form of Warrant, dated December 19, 2019, by and among the Company and the Shareholder Personal Guarantors	10-Q	333-161943	4.10	01/31/2020
4.5	Form of Subscription Agreement dated April 25, 2019 in connection with the May 2019 private placement	8-K	333-161943	10.1	04/30/2019

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
4.6	Form of Subscription Agreement in connection with the November 2019 private placement	8-K	333-161943	10.1	11/15/2019
4.7†	Better Choice Company Inc. Amended and Restated 2019 Incentive Award Plan	10-K	333-161943	10.19	05/04/2020
4.8†	Form of 2019 Incentive Award Plan Stock Option Agreement	S-1	333-234349	10.7	10/28/2019
4.9	Form of Common Stock Purchase Warrant in connection with the June 2020 private placement.	10-Q	333-161943	4.11	06/25/2020
4.10	Form of Subscription Agreement in connection with the June 2020 private placement.	10-Q	333-161943	4.13	06/25/2020
4.11	Form of July 2020 Warrants	8-K	333-161943	10.5	07/21/2020
4.12	Form of Warrant in connection with the October 2020 Series F Private Placement	8-K	333-161943	4.1	10/02/2020
4.13	Form of Securities Purchase Agreement in connection with the October 2020 Series F Private Placement	8-K	333-161943	10.1	10/02/2020
4.14	Form of warrant in connection with the January 2021 Private Placement	S-1/A	333-251241	4.22	02/16/2021
4.15	Form of Securities Purchase Agreement in connection with the January 2021 Private Placement	S-1/A	333-251241	4.23	02/16/2021
10.1†	Form of Indemnification Agreement by and among the Company and its officers and directors	S-1	333-234349	10.8	10/28/2019
10.2†	Employment Agreement, Dated December 28, 2020 by and between Scott Lerner and the Company	8-K/A	333-161943	10.2	01/05/2021
10.3†	Employment Agreement, dated October 8, 2020, by and between Sharla Cook and the Company	10-K	333-161943	10.12	03/30/2021
10.4†	Employment Agreement, dated September 27, 2020, by and between Robert Sauermann and the Company	10-K	333-161943	10.13	03/30/2021
10.5†	Employment Agreement, dated January 1, 2021, by and between Donald Young and the Company	10-K	333-161943	10.14	03/30/2021
10.6	Loan and Security Agreement, dated as of January 6, 2021, by and between Old Plank Trail Community Bank, N.A. ("Lender") and Halo, Purely for Pets, Inc., a Delaware corporation ("Halo")	8-K	333-161943	10.1	01/11/2021
10.7	Term Note A, dated as of January 6, 2021, issued by Halo in favor of Lender	8-K	333-161943	10.3	01/11/2021
10.8	Guaranty and Security Agreement, dated as of January 6, 2021, made by Better Choice Company Inc. , TruPet LLC, and Bona Vida, Inc., a Delaware corporation	8-K	333-161943	10.4	01/11/2021
10.9	Intellectual Property Security Agreement, dated as of January 6, 2021, executed and delivered by the Company, TruPet and Bona Vida	8-K	333-161943	10.5	01/11/2021
10.10	Stock Pledge Agreement, dated as of January 6, 2021, executed and delivered by the Company in favor of Lender	8-K	333-161943	10.6	01/11/2021
10.11	First Amendment to Loan and Security Agreement, dated as of August 13, 2021, by and between Old Plank Trail Community Bank, N.A. ("Lender") and Halo, Purely for Pets, Inc.	8-K	001-40477	10.1	08/17/2021
10.12	Revolving Promissory Note, dated as of August 13, 2021, issued by Halo Purely for Pets, Inc.	8-K	001-40477	10.2	08/17/2021
10.13	Deposit Account Pledge Agreement, dated as of August 13, 2021, executed and delivered by Halo Purely for Pets Inc.	8-K	001-40477	10.3	08/17/2021
10.14	Second Amendment to Loan and Security Agreement, dated March 25, 2022, by and between Old Plank Trail Community Bank, N.A. and Halo, Purely for Pets, Inc.	10-K	001-40477	10.14	03/29/2022
10.15	Third Amendment to Loan and Security Agreement, dated October 24, 2022, by and between Old Plank Trail Community Bank, N.A. and Halo, Purely for Pets, Inc.	8-K	001-40477	10.1	10/25/2022

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
10.16	Revolving Promissory Note, dated as of October 24, 2022, issued by Halo in favor of Lender	8-K	001-40477	10.2	10/25/2022
10.17	First Amendment to Deposit Account Pledge Agreement, dated as of October 24, 2022, executed and delivered by Halo in favor of Lender.	8-K	001-40477	10.3	10/25/2022
10.18 †#	Separation Agreement, dated as of September 14, 2022, by and between the Company and Scott Lerner	10-Q	001-40477	10.18	11/10/2022
10.19 †#	Advisory Consulting Agreement, dated as of November 2, 2022, by and between the Company and Lionel F. Conacher	10-Q	001-40477	10.19	11/10/2022
10.20 †	Engagement Agreement, dated as of March 13, 2023, by and between ONE10 Advisors, LLC and Better Choice Company Inc.	8-K	001-40477	10.1	03/21/2023
10.21 †	Interim Officer Agreement, dated as of March 20, 2023, by and between Carolina Martinez and Better Choice Company, Inc.	8-K	001-40477	10.1	03/21/2023
10.22 †	Employment Agreement, dated as of May 22, 2023, by and between Kent Cunningham and Better Choice Company, Inc.	8-K	001-40477	10.2	05/16/2023
10.23 †	Term Loan Credit Agreement, dated as of June 21, 2023, by and between Better Choice Company Inc. and Alphia Inc.	8-K	001-40477	10.1	06/21/2023
10.24 †	Account Purchase Agreement, dated as of June 21, 2023, by and between Wintrust Receivables Finance, a division of Wintrust Bank N.A., and Halo, Purely for Pets, Inc.	8-K	001-40477	10.9	06/21/2023
21.1	Subsidiaries of the Company	10-K	001-40477	21.1	03/28/2023
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1 *	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101 *	The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Stockholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text and including detailed tags.
104 *	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (included as Exhibit 101).
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

BETTER CHOICE COMPANY INC.

Date: August 18, 2023	By:	/S/ KENT CUNNINGHAM
Kent Cunningham
Chief Executive Officer (Principal Executive Officer)

Date: August 18, 2023	By:	/S/ CAROLINA MARTINEZ
Carolina Martinez
Interim Chief Financial Officer (Principal Financial and Accounting Officer)