Form 10-Q
period 2023-09-30
Better Choice Co Inc.
filed 2023-11-14
CIK 1471727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-40477

Better Choice Company Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-4284557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12400 Race Track Road Tampa, Florida 33626	(212) 896-1254
(Address of Principal Executive Offices) (Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, $0.001 par value share	BTTR	NYSE American

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

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 32,081,148 shares of $0.001 par value common stock outstanding as of November 13, 2023.

Better Choice Company Inc.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “potential,” “project,” “projection,” “seek,” “should,” “will,” “would,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including, but not limited to, those summarized below:

●	our ability to continue as a going concern;

●	the impact of damage to or interruption of our information technology systems due to cyber-attacks or other circumstances beyond our control;

●	the continued impact of the actual or perceived effects of the COVID-19 pandemic, including as a result of any additional variants of the virus or the efficacy and distribution of vaccines, on the global pet health and wellness industry, our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations;

●	business interruptions resulting from geopolitical actions, including war and terrorism;

●	our ability to successfully implement our growth strategy;

●	failure to achieve growth or manage anticipated growth;

●	our ability to achieve or maintain profitability;

●	the loss of key members of our senior management team;

●	our ability to generate sufficient cash flow or raise capital on acceptable terms to run our operations, service our debt and make necessary capital expenditures;

●	our dependence on our subsidiaries for payments, advances and transfers of funds due to our holding company status;

●	our ability to successfully develop additional products and services or successfully market and commercialize such products and services;

●	competition in our market;

●	our ability to attract new and retain existing customers, suppliers, distributors or retail partners;

●	allegations that our products cause injury or illness or fail to comply with government regulations;

●	our ability to manage our supply chain effectively;

●	our or our co-manufacturers’ and suppliers’ ability to comply with legal and regulatory requirements;

●	the effect of potential price increases and shortages on the inputs, commodities and ingredients that we require, whether as a result of the continued actual or perceived effects of the COVID-19 pandemic or broader geopolitical and macroeconomic conditions, including the military conflict between Russia and Ukraine;

●	our ability to develop and maintain our brand and brand reputation;

●	compliance with data privacy rules;

●	our compliance with applicable regulations issued by the U.S. Food and Drug Administration (“FDA”), the U.S. Federal Trade Commission (“FTC”), the U.S. Department of Agriculture (“USDA”), and other federal, state and local regulatory authorities, including those regarding marketing pet food, products and supplements;

●	risk of our products being recalled for a variety of reasons, including product defects, packaging safety and inadequate or inaccurate labeling disclosure;

●	risk of shifting customer demand in relation to raw pet foods, premium kibble and canned pet food products, and failure to respond to such changes in customer taste quickly and effectively;

●	the other risks identified in this Quarterly Report including, without limitation, Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A “Risk Factors” as such factors may updated from time to time in our other public filings; and

●	Per section 9.3(H) of the WinTrust Credit Facility referenced in Note 8, Halo is restricted on its ability to pay dividends and make payments to the Company as defined in the loan and security agreement. This impacts the Company’s ability to pay dividends to its shareholders, as the Company depends on its subsidiaries for transfers of funds to support professional fees and its holding company status.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

Better Choice Company Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$13,117	$11,865	$32,890	$45,394
Cost of goods sold	8,681	7,700	21,625	31,795
Gross profit	4,436	4,165	11,265	13,599
Operating expenses:
Selling, general and administrative	7,052	10,569	19,721	28,225
Total operating expenses	7,052	10,569	19,721	28,225
Loss from operations	(2,616)	(6,404)	(8,456)	(14,626)
Other expenses:
Interest expense, net	(344)	(142)	(952)	(324)
Change in fair value of warrants liabilities	1,339	—	1,339	—
Total other expense, net	995	(142)	387	(324)
Net loss before income taxes	(1,621)	(6,546)	(8,069)	(14,950)
Income tax expense	—	1	—	4
Net loss available to common stockholders	$(1,621)	$(6,547)	$(8,069)	$(14,954)
Weighted average number of shares outstanding, basic	30,975,566	29,364,712	30,679,905	29,339,918
Weighted average number of shares outstanding, diluted	30,975,566	29,364,712	30,679,905	29,339,918
Net loss per share available to common stockholders, basic	$(0.05)	$(0.22)	$(0.26)	$(0.51)
Net loss per share available to common stockholders, diluted	$(0.05)	$(0.22)	$(0.26)	$(0.51)

See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$3,800	$3,173
Restricted cash	—	6,300
Accounts receivable, net	8,582	6,744
Inventories, net	7,541	10,257
Prepaid expenses and other current assets	992	1,051
Total Current Assets	20,915	27,525
Fixed assets, net	258	375
Right-of-use assets, operating leases	134	173
Intangible assets, net	8,914	10,059
Other assets	828	544
Total Assets	$31,049	$38,676
Liabilities & Stockholders’ Equity
Current Liabilities
Accounts payable	$7,807	$2,932
Accrued and other liabilities	2,525	2,596
Line of credit, net	1,917	—
Warrants liabilities	869	—
Operating lease liability	56	52
Total Current Liabilities	13,174	5,580
Non-current Liabilities
Line of credit, net	—	11,444
Term loan, net	2,714	—
Operating lease liability	82	124
Total Non-current Liabilities	2,796	11,568
Total Liabilities	15,970	17,148
Stockholders’ Equity
Common Stock, $0.001 par value, 200,000,000 shares authorized, 32,077,148 & 29,430,267 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	32	29
Additional paid-in capital	321,688	320,071
Accumulated deficit	(306,641)	(298,572)
Total Stockholders’ Equity	15,079	21,528
Total Liabilities and Stockholders’ Equity	$31,049	$38,676

See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Dollars in thousands, except shares)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	29,430,267	$29	$320,071	$(298,572)	$21,528
Share-based compensation	1,066,881	—	861	—	861
Share issuance	—	1	(1)	—	—
Net loss available to common stockholders	—	—	—	(3,484)	(3,484)
Balance as of March 31, 2023	30,497,148	30	320,931	(302,056)	18,905
Share-based compensation	80,000	—	284	—	284
Net loss available to common stockholders	—	—	—	(2,964)	(2,964)
Balance as of June 30, 2023	30,577,148	30	321,215	(305,020)	16,225
Share-based compensation	1,500,000	2	473	—	475
Net loss available to common stockholders	—	—	—	(1,621)	(1,621)
Balance as of September 30, 2023	32,077,148	32	321,688	(306,641)	15,079

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	29,146,367	$29	$317,102	$(259,256)	$57,875
Share-based compensation	218,345	—	1,091	—	1,091
Net loss available to common stockholders	—	—	—	(4,040)	(4,040)
Balance as of March 31, 2022	29,364,712	29	318,193	(263,296)	54,926
Share-based compensation	—	—	801	—	801
Net loss available to common stockholders	—	—	—	(4,367)	(4,367)
Balance as of June 30, 2022	29,364,712	29	318,994	(267,663)	51,360
Share-based compensation	—	—	562		562
Net loss available to common stockholders	—	—	—	(6,547)	(6,547)
Balance as of September 30, 2022	29,364,712	29	319,556	(274,210)	45,375

See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash Flow from Operating Activities:
Net loss available to common stockholders	$(8,069)	$(14,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,262	1,265
Amortization of debt issuance costs	165	39
Share-based compensation expense	1,620	2,454
Amortization of prepaid assets	—	2,095
Change in fair value of warrants liabilities	(1,339)	—
Inventory reserve	(987)	511
Loss on disposal of assets	11	—
Other	(6)	127
Changes in operating assets and liabilities:
Accounts receivable	(1,831)	(2,901)
Inventories	3,703	(6,877)
Prepaid expenses and other assets	(225)	(257)
Accounts payable	4,875	466
Accrued and other liabilities	(73)	60
Cash Used in Operating Activities	$(894)	$(17,972)
Cash Flow from Investing Activities:
Capital expenditures	$(10)	$(198)
Cash Used in Investing Activities	$(10)	$(198)
Cash Flow from Financing Activities:
Proceeds from revolving lines of credit	6,764	7,500
Payments on revolving line of credit	(16,291)	(5,000)
Proceeds from Alphia Facility	2,792	—
Payment of loan issuance costs	(242)	(7)
Proceeds from warrant liabilities	2,208	—
Payments on term loans	—	(650)
Cash (Used in) Provided by Financing Activities	$(4,769)	$1,843
Net decrease in cash and cash equivalents and restricted cash	$(5,673)	$(16,327)
Total cash and cash equivalents and restricted cash, beginning of period	9,473	28,942
Total cash and cash equivalents and restricted cash, end of period	$3,800	$12,615
Supplemental cash flow information
Cash paid during the quarter for:
Interest	$489	$279

See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of business and summary of significant accounting policies

Nature of the business

Better Choice Company Inc. (the “Company”) is a pet health and wellness company focused on providing pet products and services that help dogs and cats live healthier, happier and longer lives. The Company has a broad portfolio of pet health and wellness products for dogs and cats sold under its Halo brand across multiple forms, including foods, treats, toppers, dental products, chews and supplements. The products consist of kibble and canned dog and cat food, freeze-dried raw dog food and treats, vegan dog food and treats, oral care products and supplements.

Basis of presentation

The Company’s condensed consolidated financial statements are prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reports and accounting principles generally accepted in the U.S. (“GAAP”). Accordingly, the Condensed Consolidated Balance Sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements. Results of operations for interim periods may not be representative of results to be expected for the full year.

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three and nine months ended September 30, 2023 and 2022, the financial position as of September 30, 2023 and December 31, 2022 and the cash flows for the nine months ended September 30, 2023 and 2022.

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

Summary of significant accounting policies

For additional information, please refer to the most recently filed Annual Report regarding the Company’s summary of significant accounting policies.

Cash and cash equivalents

Cash and cash equivalents include demand deposits held with banks and highly liquid investments with original maturities of ninety days or less at acquisition date. Cash and cash equivalents are stated at cost, which approximates fair value because of the short-term nature of these instruments. The Company’s cash equivalents are held in government money market funds and at times may exceed federally insured limits. For purposes of reporting cash flows, the Company considers all cash accounts that are not subject to withdrawal restrictions or penalties to be cash and cash equivalents. At December 31, 2022, the Company had $8.0 million in money market funds, all of which were held in cash. As of September 30, 2023, the Company had closed its money market funds.

Restricted cash

The Company was required to maintain a restricted cash balance of $6.3 million as of December 31, 2022, in connection with the Wintrust Credit Facility. As of September 30, 2023, there are no restrictions on cash due to the full repayment of the Wintrust Credit Facility described in Note 8.

Advertising

The Company charges advertising costs to expense as incurred and such charges are included in SG&A expense. The Company’s advertising expenses consist primarily of online advertising, search costs, email advertising and radio advertising. In addition, the Company reimburses its customers and third parties for in store activities and record these costs as advertising expenses. Advertising costs were $2.4 million and $4.8 million for the three months ended September 30, 2023 and 2022, respectively. Advertising costs were $6.1 million and $10.0 million for the nine months ended September 30, 2023 and 2022, respectively.

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

New Accounting Standards

Recently adopted

ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”

In June 2016, the FASB issued ASU 2016-13, a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard was effective for the Company on January 1, 2023. The new standard did not have a material impact on the condensed consolidated financial statements for the three and nine months ended September 30, 2023.

Note 2 – Revenue

The Company records revenue net of discounts, which primarily consist of trade promotions, certain customer allowances and early pay discounts.

The Company excludes sales taxes collected from revenues. Retail-partner based customers are not subject to sales tax.

The Company’s direct-to-consumer (“DTC”) loyalty program enables customers to accumulate points based on their spending. A portion of revenue is deferred at the time of sale when points are earned and recognized when the loyalty points are redeemed.

Revenue channels

The Company groups its revenue channels into four categories: E-commerce, which includes the sale of product to online retailers such as Amazon and Chewy; Brick & Mortar, which primarily includes the sale of product to Pet Specialty retailers such as Petco, Pet Supplies Plus and neighborhood pet stores, as well as to select grocery chains; DTC, which includes the sale of product through the Company’s website; and International, which includes the sale of product to foreign distribution partners and to select international retailers (transacted in U.S. dollars).

Information about the Company’s net sales by revenue channel is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
E-commerce (1)	$3,180	24%	$3,530	30%	$10,330	32%	$11,035	24%
Brick & Mortar (2)	2,249	17%	1,342	11%	5,669	17%	9,632	21%
DTC	1,298	10%	1,371	12%	4,316	13%	5,066	11%
International (3)	6,390	49%	5,622	47%	12,575	38%	19,661	44%
Net Sales	$13,117	100%	$11,865	100%	$32,890	100%	$45,394	100%

(1)	The Company’s E-commerce channel includes two customers that amounted to greater than 10% of the Company’s total net sales for the three and nine months ended September 30, 2023, and 2022, respectively. These customers had $3.1 million and $10.0 million of net sales for the three and nine months ended September 30, 2023 and $3.3 million and $10.6 million of net sales during the three and nine months ended September 30, 2022, respectively.

(2)	The Company’s Brick & Mortar channel includes $4.3 million of net sales from one customer that amounted to greater than 10% of the Company’s total net sales for the nine months ended September 30, 2022. None of the Company’s Brick & Mortar customers represented greater than 10% of net sales during the three months ended September 30, 2022 or during the three and nine months ended September 30, 2023.

(3)	One of the Company’s International customers that distributes products in China amounted to greater than 10% of the Company’s total net sales during the three months and nine months ended September 30, 2023 represented $6.0 million and $11.0 million of net sales, respectively. One of the Company’s International customers that distributes products in China amounted to greater than 10% of the Company’s total net sales during the three months and nine months ended September 30, 2022 represented $5.3 million and $16.6 million of net sales, respectively.

Note 3 - Inventories

Inventories are summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
Food, treats and supplements	$7,048	$10,212
Inventory packaging and supplies	1,160	1,699
Total Inventories	8,208	11,911
Inventory reserve	(667)	(1,654)
Inventories, net	$7,541	$10,257

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets are summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
Total Prepaid expenses and other current assets	$992	$1,051

Note 5 - Fixed assets

Fixed assets consist of the following (in thousands):

	Estimated Useful Life	September 30, 2023	December 31, 2022
Equipment	2 - 5 years	$11	$7
Furniture and fixtures	2 - 5 years	221	221
Computer software, including website development	2 - 3 years	187	187
Computer equipment	1 - 2 years	109	129
Total fixed assets		528	544
Accumulated depreciation		(270)	(169)
Fixed assets, net		$258	$375

Depreciation expense was $0.04 million for the three months ended September 30, 2023 and September 30, 2022. Depreciation expense was $0.12 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

Note 6 – Intangible assets

Intangible assets

The Company’s intangible assets (in thousands) and related useful lives (in years) are as follows:

			September 30, 2023		December 31, 2022
	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	7	$7,190	$(3,885)	$3,305	$(3,115)	$4,075
Trade name	15	7,500	(1,891)	5,609	(1,516)	5,984
Total intangible assets		$14,690	$(5,776)	$8,914	$(4,631)	$10,059

Amortization expense was $0.38 million and $1.15 million for the for the three and nine months ended September 30, 2023 and September 30, 2022, respectively.

The estimated future amortization of intangible assets over the remaining weighted average useful life of 8.3 years is as follows (in thousands):

Remainder of 2023	$382
2024	1,527
2025	1,527
2026	1,494
2027	500
Thereafter	3,484
$8,914

The Company assesses intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. If impairment indicators are present, the Company performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to these long-lived assets to their carrying value. There were no indicators of impairment of the intangible assets as of September 30, 2023.

Note 7 – Accrued and other liabilities

Accrued and other liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued taxes	$107	$110
Accrued payroll and benefits	375	688
Accrued trade promotions and advertising	524	567
Accrued interest	181	84
Accrued commissions	687	385
Deferred revenue	(8)	336
Short-term financing	341	165
Licenses and permits	72	32
Other	246	229
Total accrued and other liabilities	$2,525	$2,596

Note 8 – Debt

The components of the Company’s debt consist of the following (in thousands):

	September 30, 2023			December 31, 2022
	Amount	Rate	Maturity date	Amount	Rate	Maturity date
Term loan, net	$2,714	(2)	6/21/2026	$—
Line of credit, net	$1,917	(3)	6/21/2025	$11,444	(1)	10/31/2024
Less current portion	1,917			—
Total long-term debt	$2,714			$11,444

(1)	Interest at a variable rate of the daily U.S. Federal Funds Rate plus 375 basis points with an interest rate floor of 3.75% per annum.

(2)	Interest at a fixed rate of 10.00% per annum.

(3)	Interest at a variable rate of the daily U.S. Federal Funds Rate plus 250 basis points with an interest rate floor of 5.50% per annum.

Wintrust Term Loan and Line of Credit

On January 6, 2021, Halo entered into a credit facility with Old Plank Trail Community Bank, N.A., an affiliate of Wintrust Bank, N.A. (“Wintrust”) consisting of a $6.0 million term loan and a $6.0 million revolving line of credit, each scheduled to mature on January 6, 2024 and each bore interest at a variable rate of LIBOR plus 250 basis points, with an interest rate floor of 2.50% per annum (the “Wintrust Credit Facility”). The Second Wintrust Amendment described below updated the rate at which the Wintrust Credit Facility bore interest to the greater of the daily U.S. Federal Funds Rate plus 285 basis points, or the interest rate floor, which remained unchanged. The Third Wintrust Amendment described below updated the interest rate on the Wintrust Credit Facility to the U.S. Federal Funds Rate plus 375 basis points, with an interest rate floor of 3.75% and extends the maturity date of the Wintrust Credit Facility from January 6, 2024 to October 31, 2024. Accrued interest on the Wintrust Credit Facility is payable monthly which commenced on February 1, 2021. Principal payments were required to be made monthly on the term loan commencing February 2021 with a balloon payment upon the original maturity date. The proceeds from the Wintrust Credit Facility were used (i) to repay outstanding principal, interest and fees under the previous revolving line of credit with Citizens Business Bank (the “ABL Facility”) and (ii) for general corporate purposes.

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

On August 13, 2021, Halo entered into the first amendment to the Wintrust Credit Facility (the “First Wintrust Amendment”) to increase the revolving line of credit from $6.0 million to $7.5 million. The First Wintrust Amendment also required Halo to secure the credit facility with a pledge of a deposit account in the amount of $7.2 million, which was decreased to $6.9 million on January 1, 2022 and was to further decrease to $6.0 million on January 1, 2023. Additionally, on March 25, 2022, the Company entered into the second amendment to the Wintrust Credit Facility (the “Second Wintrust Amendment”) which provided for the release of the Company’s Bona Vida subsidiary as a guarantor, an update to the financial covenants as described above and an update to the rate at which the Wintrust Credit Facility bore interest, which is also described above. Furthermore, on October 24, 2022, the Company entered into the third amendment to the Wintrust Credit Facility (the “third Wintrust Amendment”) which provided for an increase to the revolving line of credit from $7.5 million to $13.5 million, set the amount of Halo’s obligation to pledge a deposit account with Wintrust to a fixed amount of $6.3 million throughout the remainder of the term and provided updates to the interest rate, maturity date and financial covenants as described above.

As part of the Third Wintrust Amendment described above, Halo used a portion of the increased revolving credit facility to repay and retire the outstanding term loan portion of the Wintrust Credit Facility.

On June 21, 2023, the Company paid off the entire balance in the sum of $13.5 million of the Wintrust Credit Facility removing any covenant requirements to be met at September 30, 2023.

As of September 30, 2023, there was no outstanding balance related to the Wintrust Credit Facility. As of December 31, 2022, the line of credit outstanding was $11.4 million, net of debt issuance costs of less than $0.2 million. Debt issuance costs are amortized using the effective interest method. The carrying amount for the Company’s line of credit approximates fair value as the instrument has a variable interest rate that approximates market rates.

Wintrust Receivables Credit Facility

On June 21, 2023, the Company entered into an account purchase agreement with Wintrust Receivables Finance (AP Agreement), a division of Wintrust Bank N.A. (“Wintrust”) pursuant to which Wintrust will purchase, at its discretion, eligible customer invoices and advance up to 75% of the face amount of all purchased invoices, the maximum outstanding balance can be $4.8 million. Each advance under the Advance Purchase Agreement will bear a variable interest rate at the prime rate plus 2.5% percentage per annum. The interest rate at September 30, 2023 was 5.5% per annum. The AP Agreement has an initial term of two years and will automatically renew annually unless terminated by the Company on at least 60 days’ notice. The Wintrust Receivables Credit Facility is guaranteed and secured by a general security interest in the assets of the Company. The Company continues to service the receivables, the transfers are at full recourse and the eligible customer invoices are not legally isolated from the Company. As such, the Wintrust Receivables Credit Facility was accounted for as a secured borrowing under ASC 860.

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

Borrowing under the Wintrust Receivables Credit Facility are classified as current debt as a result of a required lockbox arrangement and a subjective acceleration clause. During the three and nine months ended September 30, 2023, the Company sold receivables having an aggregate face value of $3.5 million and $6.5 million, respectively, in exchange for cash proceeds of $2.6 million and $4.9 million, respectively. As of September 30, 2023, the balance outstanding on the Wintrust Receivables Credit Facility amounted to $1.9 million.

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

The Term Loan bears an interest rate of 10% per annum, compounded quarterly, and will mature on June 21, 2026. Accrued interest on the Term Loan is payable quarterly in cash or, at the election of the Company, in-kind by capitalizing such interest and adding it to the then-outstanding principal amount of the Term Loan. The Term Loan Agreement and Term Note provide for customary financial covenants and customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company was in compliance with these covenants as of September 30, 2023. The Company may prepay the principal of the Term Loan at any time upon written notice to Alphia and subject to a prepayment penalty if such prepayment occurs prior to June 21, 2025.

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

As of September 30, 2023, our indebtedness on the Alphia Term Loan Facility is $5.0 million, which is comprised of a discount of $2.5 million and $2.7 million net of debt issuance costs of $0.2 million (See Note 11 for further discussion). Debt issuance costs are amortized using the effective interest method.

Future Debt Maturities

Future debt maturities as of September 30, 2023 and for succeeding years are as follows (in thousands):

Year ending December 31:
2024	$—
2025	—
2026	5,000
Total	$5,000

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

The Company estimates the fair value of the term loan based on a discounted cash flow method and the warrants liabilities (measured at fair value on a recurring basis) are based on a risk-neutral Monte Carlo simulation approach. The carrying value of the term loan was based on an accounting entry where proceeds from the loan were first allocated to the warrants liabilities. The following table presents the carrying amount and fair value of the Company’s term note, line of credit and warrants liabilities by hierarchy level:

			September 30, 2023		December 31, 2022
	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	Level 3	(2)	$2,714	$3,024	$—	$—
Line of credit	Level 2	(1)	$1,917	$1,917	$11,444	$11,444
Warrants liabilities	Level 3	(2)	$2,208	$869	$—	$—

(1)	the fair value estimates are based upon observable market data

(2)	the fair value estimates are based on unobservable inputs reflecting management’s assumptions about inputs used in pricing the asset or liability

Note 10 – Commitments and contingencies

The Company has manufacturing agreements with its vendors that provides for the company to make its commercial best efforts to purchase minimum quantities in the ordinary course of business. There are no other purchase obligations as of September 30, 2023 or December 31, 2022.

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

Note 11 – Warrants

The following summarizes the Company’s outstanding warrants to purchase shares of the Company’s common stock as of and for the years ended September 30, 2023 and December 31, 2022:

	Warrants	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2022	9,433,584	$5.92
Issued	—	$—
Exercised	—	$—
Terminated/Expired	—	$—
Warrants outstanding as of March 31, 2023	9,433,584	$5.92
Issued	14,768,125	$0.26
Exercised	—	$—
Terminated/Expired	—	$—
Warrants outstanding as of June 30, 2023	24,201,709	$5.92
Issued	—	$—
Exercised	—	$—
Terminated/Expired	—	$—
Warrants outstanding as of September 30, 2023	24,201,709	$5.92

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

The Alphia warrant liabilities are determined using a risk-neutral Monte Carlo simulation based approach, a Level 3 valuation. The significant inputs to the warrant liabilities are as follows:

	September 30, 2023
	First Tranche Warrant	Second Tranche Warrant
Exercise price	$0.26	$0.26
Stock price	$0.21	$0.21
Volatility	66.0%	66.0%
Time to maturity	5 years	5 years
Risk-free rate	5.55%	4.63%
Dividend yield	—%	—%

The following table summarizes the Alphia warrant liability activity for three and nine months ended September 30, 2023:

Fair value of warrant liabilities as of March 31, 2023	$—
Warrant liabilities incurred	2,208
Loss (gain) in change of fair value of warrant liabilities	—
Fair value of warrant liabilities as of June 30, 2023	$2,208
Warrant liabilities incurred	—
Loss (gain) in change of fair value of warrant liabilities	(1,339)
Fair value of warrant liabilities as of September 30, 2023	$869

The change in fair value related to the Alphia warrant liabilities was $(1.3) million for three months and nine months ended September 30, 2023. There were no transfers to/from levels 1, 2 and 3 during the three and nine months ended September 30, 2023.

Note 12 – Share-based compensation

During the three months ended September 30, 2023 and September 30, 2022, the Company recognized $0.5 million and $0.6 million, respectively, of share-based compensation expense. During the nine months ended September 30, 2023 and September 30, 2022, the Company recognized $1.6 million and $2.5 million, respectively, of share-based compensation expense.

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

Stock options

The following table provides detail of the options granted and outstanding (dollars in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2022	3,071,187	$5.39	7.2	$—
Granted	—	—
Forfeited/Expired	(178,656)	4.05
Options outstanding as of March 31, 2023	2,892,531	$5.47	6.3	$—
Granted	—	—
Forfeited/Expired	(280,689)	4.69
Options outstanding as of June 30, 2023	2,611,842	$5.51	6.2	$—
Granted	—	—
Forfeited/Expired	(180,948)	$4.76
Options outstanding as of September 30, 2023	2,430,894	$5.56	5.4	$—

Options exercisable as of September 30, 2023	2,205,182	$5.71	5.1	$—

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

During the third quarter of 2023, the Company granted 1,500,000 shares of restricted common stock to two members of its board of directors. These restricted stock awards were immediately vested and, as such, the Company recorded share-based compensation expense of less than $0.3 million upon issuance.

Note 13 – Employee benefit plans

The Company has a qualified defined contribution 401(k) plan, which covers substantially all of its employees. Participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the IRS. The Company matches participant contributions pursuant to the terms of the plan, which contributions are limited to a percentage of the participant’s eligible compensation. The Company made contributions related to the plan and recognized expense of less than $0.1 million and $0.1 million during the three and nine months ended September 30, 2023 and 2022, respectively.

Note 14 – Related party transactions

Director Fees

The Company pays quarterly board of director fees. As of December 31, 2022, $0.1 million of these director fees were in accounts payable on the Condensed Consolidated Balance Sheets, respectively. As of September 30, 2023, there were no director fees outstanding.

Marketing Support Services

On March 7, 2023, the Company entered into an agreement with Believeco to provide marketing support services for an interim period. A member of the Company’s board of directors is a partner at Believeco. As of September 30, 2023 marketing expense related to Believeco totaled $0.14 million of which less than $0.1 million are included within Accounts Payable.

Note 15 – Income taxes

For the three and nine months ended September 30, 2023 and September 30, 2022, the Company recorded income tax provision of less than $0.1 million. For the three and nine months ended September 30, 2023 and 2022, the Company’s effective tax rate was less than 1%, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily because the Company’s losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of net operating losses (“NOLs”) for the three and nine months ended September 30, 2023 and September 30, 2022.

Note 16 – Concentrations

Major suppliers

The Company sourced approximately 74% of its inventory purchases from three vendors for the nine months ended September 30, 2023. The Company sourced approximately 70% of its inventory purchases from three vendors for the nine months ended September 30, 2022.

Major customers

Accounts receivable from three customers represented 88% of accounts receivable as of September 30, 2023. Accounts receivable from three customers represented 89% of accounts receivable as of December 31, 2022. Three customers represented 63% of gross sales for the nine months ended September 30, 2023. Four customers represented 70% of gross sales for the nine months ended September 30, 2022.

Credit risk

As of September 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents were deposited in accounts at several financial institutions and may maintain some balances in excess of federally insured limits. The Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents.

Note 17 – Loss per share

The Company presents loss per share on a basic and diluted basis. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding (“WASO”) during the period. For the three and nine months ended September 30, 2023 and 2022, the Company’s basic and diluted net loss per share attributable to common stockholders are the same as the Company generated a net loss and common stock equivalents are excluded from diluted net loss per share as they have an anti-dilutive impact.

For the three and nine months ended September 30, 2023, potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows: 9,433,584 of stock equivalent warrants; 14,768,125 of warrant liabilities (6,545,338.45 First Tranche Warrant and 8,222,787 Second Tranche Warrant); 2,611,842 of stock equivalent employee stock options and 6,412 of stock equivalent other options. For the three months ended September 30, 2022, potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows: 9,433,584 of stock equivalent warrants; 14,768,125 of warrant liabilities; 3,200,271 of stock equivalent employee stock options and 6,412 of stock equivalent other options. The warrants classified as liabilities represent a participating security and thus should be included in the calculation of earnings per share (EPS) using the two-class method. Because these warrants do not have a contractual obligation to share in losses, these warrants will be included in only the diluted EPS calculation assuming the Company has undistributed losses for the period. To determine if the warrants are dilutive, the First Tranche will be calculated using the treasury stock method and adjusting the numerator for changes in fair value and included in diluted EPS, if considered dilutive. The Second Tranche Warrant is contingently exercisable and should not be included in the denominator until the contingency (approval of the Company’s stockholders) is resolved

.

The following table sets forth basic and diluted net (loss) earnings per share attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(1,621)	$(6,547)	$(8,069)	$(14,954)
Adjusted net loss available to common stockholders	$(1,621)	$(6,547)	$(8,069)	$(14,954)
Denominator:
Basic WASO	30,975,566	29,364,712	30,679,905	29,339,918
Dilutive common stock equivalents	—	—	—	—
Diluted WASO	30,975,566	29,364,712	30,679,905	29,339,918

Net loss per share attributable to common stockholders, basic	$(0.05)	$(0.22)	$(0.26)	$(0.51)
Net loss per share attributable to common stockholders, diluted	$(0.05)	$(0.22)	$(0.26)	$(0.51)

Note 18 – Subsequent events

In October 2023, the Company borrowed an additional $0.8 million from the Wintrust Receivables Credit Facility.

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

We sell our premium and super-premium products (which we believe generally includes products with a retail price greater than $0.20 per ounce) under the Halo brand umbrella, including Halo Holistic™, Halo Elevate® and the former TruDog brand, which has been rebranded and successfully integrated under the Halo brand umbrella during the third quarter of 2022. Our core products sold under the Halo brand are made with high-quality, thoughtfully sourced ingredients for natural, science based nutrition. Each innovative recipe is formulated with leading veterinary and nutrition experts to deliver optimal health. Our diverse and established customer base has enabled us to penetrate multiple channels of trade, which we believe enables us to deliver on core consumer needs and serve pet parents wherever they shop. We group these channels of trade into four distinct categories: E-commerce, which includes the sale of product to online retailers such as Amazon and Chewy; Brick & Mortar, which primarily includes the sale of product to Pet Specialty retailers such as Petco, Pet Supplies Plus and neighborhood pet stores, as well as to select grocery chains; Direct to Consumer (“DTC”) which includes the sale of product through our website halopets.com; and International, which includes the sale of product to foreign distribution partners and to select international retailers.

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

Our Growth Strategy

●	Strong Innovation Pipeline. We have a robust and growing pipeline of new products, and believe our size is an advantage as we are nimble enough to quickly bring new products to market, but large enough to benefit from strong existing customer relationships and established economies of scale with our co-manufacturers.

●	Ability to Leverage Differentiated Omni-Channel Strategy for Growth. We believe that we can leverage our differentiated omni-channel strategy to design and sell products purpose-built for success in specific channels while maintaining our ability to leverage marketing and sales resources cross-channel. We believe that this strategy will allow us to deliver on core consumer needs, maximize gross margin and respond to changing channel dynamics that have accelerated in recent years.

●	Capitalize on Continuing Trends of Humanization of Pets. We believe our combination of innovative products designed specifically for certain channels can assist our growth to become a leader in the premium and super-premium categories across dog and cat food.

●	Well Positioned to Capitalize on a Once-in-a-Generation Demographic Shift in Asia. We believe that Asia represents the largest macro-growth opportunity in the global pet food industry. In China, the number of households that own a pet has doubled in the last five years, with younger pet owners leading growth.

Recent Corporate Developments

On September 13, 2022, we announced that Scott Lerner was stepping down from his role as Chief Executive Officer (“CEO”), effective September 14, 2022. Also on September 13, 2022, we announced that Lionel F. Conacher was appointed as Interim CEO, effective September 14, 2022.

On March 2, 2023, we announced that Robert Sauermann was resigning from his role as Chief Operating Officer (“COO”), effective March 17, 2023. On March 21, 2023, we announced that Sharla Cook was resigning from her role as Chief Financial Officer (“CFO”), effective April 3, 2023. Also on March 21, 2023, we announced that Carolina Martinez was appointed as Interim CFO, effective April 3, 2023.

On May 11, 2023, we announced that Lionel F. Conacher was resigning from his role as Interim CEO of the Company, effective May 22, 2023. Mr. Conacher will still continue to serve on the Board as a Director. On May 11, 2023, we announced that Kent Cunningham was appointed as Chief Executive Officer of the Company, effective May 22, 2023.

On August 2, 2023, we announced that Carolina Martinez was appointed as Chief Financial Officer, Treasurer and Secretary of the Company, effective August 7, 2023. On August 28, 2023, we announced that Donald Young, was resigning from his role as Chief Sales Officer of the Company, effective September 8, 2023.

Results of Operations for the three and nine months ended September 30, 2023 and 2022

The following table sets forth our consolidated results for the periods presented (in thousands):

	Three Months Ended September 30,		Change		Nine Months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Net sales	$13,117	$11,865	$1,252	11%	$32,890	$45,394	$(12,504)	(28)%
Cost of goods sold	8,681	7,700	981	13%	21,625	31,795	(10,170)	(32)%
Gross profit	4,436	4,165	271	7%	11,265	13,599	(2,334)	(17)%
Operating expenses:
Selling, general and administrative	7,052	10,569	(3,517)	(33)%	19,721	28,225	(8,504)	(30)%
Total operating expenses	7,052	10,569	(3,517)	(33)%	19,721	28,225	(8,504)	(30)%
Loss from operations	(2,616)	(6,404)	3,788	59%	(8,456)	(14,626)	6,170	42%
Other expenses:
Interest expense, net	(344)	(142)	(202)	(142)%	(952)	(324)	(628)	194%
Change in fair value of warrants liabilities	1,339	—	1,339	—%	1,339	—	(1,339)	—%
Total other expense, net	995	(142)	1,137	801%	387	(324)	711	(219)%
Net loss before income taxes	(1,621)	(6,546)	4,925	75%	(8,069)	(14,950)	6,881	46%
Net loss available to common stockholders	$(1,621)	$(6,547)	$4,926	75%	$(8,069)	$(14,954)	$6,885	46%

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

Information about our revenue channels is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
E-commerce (1)	$3,180	24%	$3,530	30%	$10,330	32%	$11,035	24%
Brick & Mortar (3)	2,249	17%	1,342	11%	5,669	17%	9,632	21%
DTC	1,298	10%	1,371	12%	4,316	13%	5,066	11%
International (2)	6,390	49%	5,622	47%	12,575	38%	19,661	44%
Net Sales	$13,117	100%	$11,865	100%	$32,890	100%	$45,394	100%

(1)	The Company’s E-commerce channel includes two customers that amounted to greater than 10% of the Company’s total net sales for the three and nine months ended September 30, 2023, and 2022, respectively. These customers had $3.1 million and $10.0 million of net sales for the three and nine months ended September 30, 2023 and $3.3 million and $10.6 million of net sales during the three and nine months ended September 30, 2022, respectively.

(2)	The Company’s Brick & Mortar channel includes $4.3 million of net sales from one customer that amounted to greater than 10% of the Company’s total net sales for the three and nine months ended September 30, 2022. None of the Company’s Brick & Mortar customers represented greater than 10% of net sales during the three months ended September 30, 2023 or during the three and nine months ended September 30, 2023.

(3)	One of the Company’s International customers that distributes products in China amounted to greater than 10% of the Company’s total net sales during the three months and nine months ended September 30, 2023 represented $6.0 million and $11.0 million of net sales, respectively. One of the Company’s International customers that distributes products in China amounted to greater than 10% of the Company’s total net sales during the three months and nine months ended September 30, 2022 represented $5.3 million and $16.6 million of net sales, respectively.

Net sales increased $1.3 million, or 11%, to $13.1 million for the three months ended September 30, 2023 compared to $11.9 million for the three months ended September 30, 2022. Net sales decreased $(12.5) million, or (28)%, to $32.9 million for the nine months ended September 30, 2023 compared to $45.4 million for the nine months ended September 30, 2022. We experienced an increase in net sales for the three months ended September 30, 2023 , with the growth realizing within our International channel and Amazon platform. The decrease in net sales for the nine months ended September 30, 2023 is primarily attributable to supply chain constraints and the downstream impact it has on our business. We experienced significant production delays from our dry kibble co-manufacturing partner stemming from short-term shortages in raw materials, labor constraints, and capacity constraints. The inconsistency in supply created material out-of-stocks which resulted in less-than-optimal fill rates of our Halo Elevate® product line, sold primarily in our Brick & Mortar channel. Since closing the Alphia Term Loan, we have fully transitioned our dry kibble manufacturing to Alphia which, albeit a very positive change needed for stabilizing supply and for long-term sustainability, has had a short-term impact to our International channel as it created registration delays in certain foreign markets, in turn delaying ordering and product launches.

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

During the three months ended September 30, 2023, gross profit increased $0.2 million, or 7%, to $4.4 million compared to $4.2 million during the three months ended September 30, 2022. During the nine months ended September 30, 2023, gross profit decreased $(2.3) million, or (17)%, to $11.3 million compared to $13.6 million during the nine months ended September 30, 2022.

Gross margin decreased 128 basis points to 34% for the three months ended September 30, 2023 compared to 35% for the three months ended September 30, 2022. Gross margin increased 429 basis points to 34% for the nine months ended September 30, 2023 compared to 30% for the nine months ended September 30, 2022. The decrease in gross margin for the three months ended September 30, 2023 is primarily attributable to selling excess inventory at a discount. As a result, revenue increased at a rate lower than the rate at which cost of goods sold (“COGS”) increased. The increase in gross margin for the nine months ended September 30, 2023 is primarily attributable to a decrease in revenue at a rate lower than the rate at which cost of goods sold (“COGS”) decreased. For the nine months ended September 30, 2023, the average price per pound cost $1.83, versus $1.89 for the nine months ended September 30, 2022. Due to the increased production run sizes for the International channel, we were able to achieve minimum order quantity price breaks which included orders over 100,000 pounds receiving approximately a 6% price break on COGS. We also implemented a 7% price increase across our Halo Holistic™ and Halo masterbrand wet product lines in August 2022, and a 12.5% sales price increase on our Halo Elevate® products in the first nine months of 2023.

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

Operating expenses

Our Selling, general and administrative (“SG&A”) expenses consist of the following:

●	Sales and marketing costs, for specific customer promotional programs, paid media, content creation expenses and our DTC selling platform. Marketing costs are geared towards customer acquisition and retention and building brand awareness. During the three months ended September 30, 2023, sales and marketing costs decreased approximately $(2.5) million or (47)%, to $2.8 million from $5.4 million during the three months ended September 30, 2022. During the nine months ended September 30, 2023, sales and marketing costs decreased approximately $(5) million or (41)%, to $7.0 million from $11.9 million during the nine months ended September 30, 2022. The decrease was driven primarily by lower marketing and advertising agency fees related to the Halo brand renovation and migration from the former TruDog brand, as well as increased marketing spend in our International sales channel during 2022.

●	Employee compensation and benefits decreased approximately $(0.4) million or (21)% during the three months ended September 30, 2023 to $1.5 million from $1.9 million during the three months ended September 30, 2022. Employee compensation and benefits decreased approximately $(1.3) million or (22)% during the nine months ended September 30, 2023 to $4.7 million from $6.1 million during the nine months ended September 30, 2022. The decrease was primarily related to a reduction in employee headcount, partially offset by higher severance costs during the first half of 2022.

●	Share-based compensation includes expenses related to equity awards issued to employees and non-employee directors. During the three months ended September 30, 2023, Share-based compensation decreased $(0.1) million or (15)% to $0.5 million compared to $0.6 million for the three months ended September 30, 2022. During the nine months ended September 30, 2023, Share-based compensation decreased by $(0.8) million, or (34)%, to $1.6 million, as compared to share-based compensation of $2.5 million during the nine months ended September 30, 2022. The decrease is driven by reduction of senior management headcount resulting in cancellations of options during 2023, partially offset by common stock issued for board service and accelerated vesting of a certain stock option grant during 2022, interim CEO service compensation and additional option grants.

●	Freight, which is primarily related to the shipping of DTC orders to customers, remained consistent at $0.3 million during the three months ended September 30, 2023 and September 30, 2022. Freight decreased $(0.3) million or (20)% during the nine months ended September 30, 2023 to slightly less than $1.0 million from $1.2 million during the nine months ended September 30, 2022. Freight costs are generally decreasing due to lower DTC sales as described above.

●	Non-cash charges including depreciation, amortization, disposal or sale of assets and bad debt expense decreased slightly by $(0.1) million or (21)% to $0.4 million during the three months ended September 30, 2023 from $0.5 million during the three months ended September 30, 2022. Non-cash charges were $1.3 million and $1.4 million during the nine months ended September 30, 2023 and September 30, 2022, respectively. The decrease was driven by disposals of certain assets during 2023, offset by additional capital expenditures throughout 2022.

●	Other general and administrative costs for various general corporate expenses, including professional services, information technology, insurance, travel, costs related to merchant credit card fees, product development costs, rent, and certain tax costs. During the three months ended September 30, 2023, other general and administrative costs decreased $(0.5) million, or (26)% to $1.4 million compared to $1.9 million during the three months ended September 30, 2022. During the nine months ended September 30, 2023, other general and administrative costs decreased $(1.2) million, or (23)% to $4.0 million compared to $5.2 million during the nine months ended September 30, 2022. The decrease was driven by commission fees related to sales in our International channel, and lower professional fees related to investor relations.

Interest expense, net

During the three months ended September 30, 2023, interest expense increased by $0.2 million, or 174% to $0.4 million from $0.1 million for the three months ended September 30, 2022. During the nine months ended September 30, 2023, interest expense increased by $0.7 million, or 208% to $1.0 million from $0.3 million for the nine months ended September 30, 2022. Interest expense for the three and nine months ended September 30, 2023 is comprised of interest on our Wintrust Credit Facility and the amortization of debt issuance costs which was refinanced during 2022. The increase in interest expense for the three and nine months ended September 30, 2023 is related to the acceleration of debt issuance costs charged to interest expense due to the payoff of the Wintrust credit facility.

Income taxes

Our income tax provision consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for any allowable credits, deductions and uncertain tax positions as they arise. During the three and nine months ended September 30, 2023 and September 30, 2022, we recorded income tax benefit of less than $0.1 million, which relates to indefinite-lived assets. The effective tax rate for the three and nine months ended September 30, 2023 and 2022 was less than 1%, respectively, which differs from the U.S. Federal statutory rate of 21% primarily because our losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of NOLs.

Liquidity and capital resources

Historically, we have financed our operations primarily through the sales of shares of our common stock, warrants, preferred stock, and loans. In connection with our IPO, we issued and sold 8,000,000 shares of common stock at a price of $5.00 per share. On July 1, 2021 we received total net proceeds of approximately $36.1 million from the IPO, after deducting underwriting discounts and commissions of $2.8 million, and offering costs of approximately $1.1 million. On September 30, 2023 and December 31, 2022, we had cash and cash equivalents and restricted cash of $3.8 million and $9.5 million, respectively.

We are subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of our products, the successful protection of our proprietary technologies, ability to grow into new markets, and compliance with government regulations. As of September 30, 2023, we have not experienced a significant adverse impact to our business, financial condition or cash flows resulting from the COVID-19 pandemic, geopolitical actions or threat of cyber-attacks. However, we have seen adverse impacts to our gross margin from time to time due to inflationary pressures in the current economic environment. Uncertainties regarding the continued economic impact of inflationary pressures, the COVID-19 pandemic, geopolitical actions and threat of cyber-attacks are likely to result in sustained market turmoil, which could negatively impact our business, financial condition, and cash flows in the future.

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

A summary of our cash flows is as follows (in thousands):

	Nine Months ended September 30,
	2023	2022
Cash flows (used in) provided by:
Operating activities	$(894)	$(17,972)
Investing activities	(10)	(198)
Financing activities	(4,769)	1,843
Net decrease in cash and cash equivalents	$(5,673)	$(16,327)

Cash flows from operating activities

Cash used in operating activities decreased by $17.1 million, or 95%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in cash was primarily driven by significant fluctuations in our working capital, including a comparative increase in our inventory balance of $4.1 million, or 35%, as we built inventory during 2022 to support the Halo Elevate® launch and the rebranding of TruDog and Halo Holistic™. Additionally, a comparative decrease in accounts receivable balances of $1.1 million due to timing of sales and collections and a comparative increase in accounts payable of $4.4 million due to inventory rebuild in 2023.

Cash flows from investing activities

Cash used in investing activities was less than $0.0 million during the nine months ended September 30, 2023 and $0.2 million during the nine months ended September 30, 2022. The cash used in investing activities is related to capital expenditures.

Cash flows from financing activities

Cash used in financing activities was $(4.8) million, during the nine months ended September 30, 2023 and cash provided by financing activities was $1.8 million during the nine months ended September 30, 2022. The cash used in financing activities for the nine months ended September 30, 2023 was related to payment of the Wintrust revolving line of credit of $2.9 million and payments on term loans of $13.4 million, offset by proceeds from the Wintrust revolving line of credit of $6.8 million and $2.8 million from the Alphia facility and proceeds of $2.2 million from warrant liabilities. The cash provided by financing activities for the nine months ended September 30, 2022 was related to net proceeds from the revolving lines of credit of $7.5 million, partially offset by payments on the term loan of $(0.7) million and payments on the revolving line of credit of $(5.0) million.

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

On October 24, 2022, we entered into the third amendment to the Wintrust Credit Facility which provided for an increase to the revolving line of credit, set the amount of Halo’s obligation to pledge a deposit account with Wintrust to a fixed amount throughout the remainder of the term and provided updates to the interest rate, maturity date and minimum liquidity amount associated with the financial covenant.

On June 21, 2023, the Company paid off the entire balance in the sum of $13.5 million of the Wintrust Credit Facility removing any covenant requirements to be met at September 30, 2023.

As of September 30, 2023, there was no outstanding balance related to the Wintrust Credit Facility.

Wintrust Receivables Credit Facility

On June 21, 2023, the Company entered into an account purchase agreement with Wintrust Receivables Finance, a division of Wintrust Bank N.A. (“Wintrust”) pursuant to which Wintrust will purchase, at its discretion, eligible customer invoices and advance up to 75% of the face amount of all purchased amounts up to $4,750,000. Each advance under the AP Agreement will bear interest at the U.S. prime rate, plus 2.5%. The AP Agreement has an initial term of two years and will automatically renew annually unless terminated by the Company on at least 60 days’ notice. The Wintrust Receivables Credit Facility is secured by a general security interest in the assets of the Company. The Wintrust Receivables Credit Facility is guaranteed secured by the Company pursuant to that certain Unlimited Continuing Guaranty Agreement dated as of June 21, 2023.

As of September 30, 2023, the balance outstanding on the Wintrust Receivables Credit Facility amounted to $1.9 million.

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

As of September 30, 2023, our indebtedness on the Alphia Term Loan Facility amounted to $2.8 million net of debt issuance costs of $0.2 million. For details about the terms, covenants and restrictions contained in the Alphia Term Loan Facility, see “Note 8 - Debt” to our interim condensed consolidated financial statements included in this Quarterly Report.

Contractual Commitments and Obligations

We are contractually obligated to make future cash payments for various items, including debt arrangements, certain purchase obligations, as well as the lease arrangement for our office. See “Note 8 - Debt” to our interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information about our debt obligations. Our purchase obligations include certain ongoing marketing projects, software subscriptions as well as in-transit or in-production purchase orders with our suppliers, for which amounts vary depending on the purchasing cycle. The majority of our software subscriptions are not under long-term contracts, and we do not have long-term contracts or commitments with any of our suppliers beyond active purchase orders. These purchase obligations were not material as of the date of this Quarterly Report on Form 10-Q.

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

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model, which requires the development of input assumptions, as described in “Note 12 - Share-based compensation”. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of the subjective assumptions described in “Note 12 - Share-based compensation”. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim chief executive officer (our principal executive officer) and our interim chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the quarter ended September 30, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the material weaknesses discussed below. Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

In July 2023, the Company became aware of a cybersecurity incident via email compromise. Management is investigating the matter internally and has engaged a third-party forensics expert to facilitate a full investigation to determine the exact nature, timing, and magnitude of the breach. The investigation is still ongoing as of the date of this report. Management determined that although there was a control that was designed and implemented, it did not prevent the cybersecurity breach. Management has thus determined that there is a material weakness related to the failure to maintain controls that should have been operating effectively as of September 30, 2023.

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

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses described above, there has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, those controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed herewith.

EXHIBIT INDEX

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
2.1	Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc. and Bona Vida, Inc.	8-K	333-161943	2.1	05/10/2019
2.2	First Amendment to Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc., and Bona Vida, Inc., dated May 3, 2019	8-K	333-161943	2.2	05/10/2019
2.3	Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC	8-K	333-161943	2.3	05/10/2019
2.4	First Amendment to Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC, dated May 6, 2019	8-K	333-161943	2.4	05/10/2019
2.5	Amended and Restated Stock Purchase Agreement, dated December 18, 2019, by and among the Company, Halo, Purely For Pets, Inc., Thriving Paws, LLC and HH-Halo LP	8-K	333-161943	2.1	12/26/2019
2.6	Agreement and Plan of Merger, dated July 28, 2022, by and among TruPet LLC and Halo, Purely for Pets, Inc.	10-Q	001-40477	2.6	08/11/2022
3.1	Certificate of Incorporation, dated January 1, 2019	10-Q	333-161943	3.1	04/15/2019
3.2	Certificate of Amendment to Certificate of Incorporation, dated February 1, 2019	10-Q	333-161943	3.2	04/15/2019
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 13, 2019	8-K	333-161943	3.1	03/20/2019
3.4	Certificate of Amendment to Certificate of Incorporation, dated April 18, 2019	10-KT	333-161943	3.5	07/25/2019
3.5	Certificate of Amendment to Certificate of Incorporation, dated July 30, 2020	8-K	333-161943	99.1	07/30/2020
3.6	Certificate of Merger of Sport Endurance, Inc. with and into the Company	10-Q	333-161943	3.4	04/15/2019
3.7	Bylaws	10-Q	333-161943	3.5	04/15/2019
3.8	Certificate of Designation for Series F Convertible Preferred Stock	8-K	333-161943	3.1	10/02/2020
3.10	Certificate of Merger of TruPet LLC with and into Halo, Purely for Pets, Inc.	10-Q	001-40477	3.10	08/11/2022
4.1	Form of Warrant in connection with the November 2019 private placement	8-K	333-161943	4.2	11/15/2019
4.2	Form of Subscription Agreement, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	10.6	01/31/2020
4.3	Form of Warrant, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	4.8	01/31/2020
4.4	Form of Warrant, dated December 19, 2019, by and among the Company and the Shareholder Personal Guarantors	10-Q	333-161943	4.10	01/31/2020
4.5	Form of Subscription Agreement dated April 25, 2019 in connection with the May 2019 private placement	8-K	333-161943	10.1	04/30/2019
4.6	Form of Subscription Agreement in connection with the November 2019 private placement	8-K	333-161943	10.1	11/15/2019
4.7†	Better Choice Company Inc. Amended and Restated 2019 Incentive Award Plan	10-K	333-161943	10.19	05/04/2020
4.8†	Form of 2019 Incentive Award Plan Stock Option Agreement	S-1	333-234349	10.7	10/28/2019
4.9	Form of Common Stock Purchase Warrant in connection with the June 2020 private placement.	10-Q	333-161943	4.11	06/25/2020
4.10	Form of Subscription Agreement in connection with the June 2020 private placement.	10-Q	333-161943	4.13	06/25/2020
4.11	Form of July 2020 Warrants	8-K	333-161943	10.5	07/21/2020
4.12	Form of Warrant in connection with the October 2020 Series F Private Placement	8-K	333-161943	4.1	10/02/2020
4.13	Form of Securities Purchase Agreement in connection with the October 2020 Series F Private Placement	8-K	333-161943	10.1	10/02/2020

4.14	Form of warrant in connection with the January 2021 Private Placement	S-1/A	333-251241	4.22	02/16/2021
4.15	Form of Securities Purchase Agreement in connection with the January 2021 Private Placement	S-1/A	333-251241	4.23	02/16/2021
10.1†	Form of Indemnification Agreement by and among the Company and its officers and directors	S-1	333-234349	10.8	10/28/2019
10.2†	Employment Agreement, Dated December 28, 2020 by and between Scott Lerner and the Company	8-K/A	333-161943	10.2	01/05/2021
10.3†	Employment Agreement, dated October 8, 2020, by and between Sharla Cook and the Company	10-K	333-161943	10.12	03/30/2021
10.4†	Employment Agreement, dated September 27, 2020, by and between Robert Sauermann and the Company	10-K	333-161943	10.13	03/30/2021
10.5†	Employment Agreement, dated January 1, 2021, by and between Donald Young and the Company	10-K	333-161943	10.14	03/30/2021
10.6	Loan and Security Agreement, dated as of January 6, 2021, by and between Old Plank Trail Community Bank, N.A. (“Lender”) and Halo, Purely for Pets, Inc., a Delaware corporation (“Halo”)	8-K	333-161943	10.1	01/11/2021
10.7	Term Note A, dated as of January 6, 2021, issued by Halo in favor of Lender	8-K	333-161943	10.3	01/11/2021
10.8	Guaranty and Security Agreement, dated as of January 6, 2021, made by Better Choice Company Inc. , TruPet LLC, and Bona Vida, Inc., a Delaware corporation	8-K	333-161943	10.4	01/11/2021
10.9	Intellectual Property Security Agreement, dated as of January 6, 2021, executed and delivered by the Company, TruPet and Bona Vida	8-K	333-161943	10.5	01/11/2021
10.10	Stock Pledge Agreement, dated as of January 6, 2021, executed and delivered by the Company in favor of Lender	8-K	333-161943	10.6	01/11/2021
10.11	First Amendment to Loan and Security Agreement, dated as of August 13, 2021, by and between Old Plank Trail Community Bank, N.A. (“Lender”) and Halo, Purely for Pets, Inc.	8-K	001-40477	10.1	08/17/2021
10.12	Revolving Promissory Note, dated as of August 13, 2021, issued by Halo Purely for Pets, Inc.	8-K	001-40477	10.2	08/17/2021
10.13	Deposit Account Pledge Agreement, dated as of August 13, 2021, executed and delivered by Halo Purely for Pets Inc.	8-K	001-40477	10.3	08/17/2021
10.14	Second Amendment to Loan and Security Agreement, dated March 25, 2022, by and between Old Plank Trail Community Bank, N.A. and Halo, Purely for Pets, Inc.	10-K	001-40477	10.14	03/29/2022
10.15	Third Amendment to Loan and Security Agreement, dated October 24, 2022, by and between Old Plank Trail Community Bank, N.A. and Halo, Purely for Pets, Inc.	8-K	001-40477	10.1	10/25/2022
10.16	Revolving Promissory Note, dated as of October 24, 2022, issued by Halo in favor of Lender	8-K	001-40477	10.2	10/25/2022
10.17	First Amendment to Deposit Account Pledge Agreement, dated as of October 24, 2022, executed and delivered by Halo in favor of Lender.	8-K	001-40477	10.3	10/25/2022
10.18 †#	Separation Agreement, dated as of September 14, 2022, by and between the Company and Scott Lerner	10-Q	001-40477	10.18	11/10/2022
10.19 †#	Advisory Consulting Agreement, dated as of November 2, 2022, by and between the Company and Lionel F. Conacher	10-Q	001-40477	10.19	11/10/2022
10.20 †	Engagement Agreement, dated as of March 13, 2023, by and between ONE10 Advisors, LLC and Better Choice Company Inc.	8-K	001-40477	10.1	03/21/2023
10.21 †	Interim Officer Agreement, dated as of March 20, 2023, by and between Carolina Martinez and Better Choice Company, Inc.	8-K	001-40477	10.1	03/21/2023
10.22 †	Employment Agreement, dated as of May 22, 2023, by and between Kent Cunningham and Better Choice Company, Inc.	8-K	001-40477	10.2	05/16/2023

10.23 †	Term Loan Credit Agreement, dated as of June 21, 2023, by and between Better Choice Company Inc. and Alphia Inc.	8-K	001-40477	10.1	06/21/2023
10.24 †	Account Purchase Agreement, dated as of June 21, 2023, by and between Wintrust Receivables Finance, a division of Wintrust Bank N.A., and Halo, Purely for Pets, Inc.	8-K	001-40477	10.9	06/21/2023
21.1	Subsidiaries of the Company	10-K	001-40477	21.1	03/28/2023
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text and including detailed tags.
104 *	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (included as Exhibit 101).

†	Indicates a management contract or any compensatory plan, contract or arrangement.

*	Filed or furnished herewith.

#	Certain schedules and similar attachments to this agreement have been omitted in accordance with Item 601(b)(5) of Regulation S-K. The Company will furnish copies of any schedules or similar attachments to the SEC upon request.

***	Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(b)(10). Such excluded information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTER CHOICE COMPANY INC.

Date: November 13, 2023	By:	/S/ KENT CUNNINGHAM
Kent Cunningham
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/S/ CAROLINA MARTINEZ
Carolina Martinez
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

