Form 10-K
period 2023-12-31
Better Choice Co Inc.
filed 2024-04-12
CIK 1471727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed third fiscal quarter, based on the closing sale price of $4.96 as reported on the NYSE American was: $3,615,969.

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 893,601 shares of $0.001 par value common stock outstanding as of April 11, 2024.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Items 10, 11, 12, 13, and 14 will be furnished (and are hereby incorporated) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.

Better Choice Company Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “potential,” “project,” “projection,” “seek,” “should,” “will,” “would,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including, but not limited to, those summarized below:

●	our ability to continue as a going concern;
●	the impact of damage to or interruption of our information technology systems due to cyber-attacks or other circumstances beyond our control;
●	business interruptions resulting from geopolitical actions, including war and terrorism;
●	our ability to successfully implement our growth strategy;
●	failure to achieve growth or manage anticipated growth;
●	our ability to achieve or maintain profitability;
●	the loss of key members of our senior management team;
●	our ability to generate sufficient cash flow or raise capital on acceptable terms to run our operations, service our debt and make necessary capital expenditures;
●	our dependence on our subsidiaries for payments, advances and transfers of funds due to our holding company status;
●	our ability to successfully develop additional products and services or successfully market and commercialize such products and services;
●	competition in our market;
●	our ability to attract new and retain existing customers, suppliers, distributors or retail partners;
●	allegations that our products cause injury or illness or fail to comply with government regulations;
●	our ability to manage our supply chain effectively;
●	our or our co-manufacturers’ and suppliers’ ability to comply with legal and regulatory requirements;
●	the effect of potential price increases and shortages on the inputs, commodities and ingredients that we require, whether as a result of the continued actual or perceived effects of broader geopolitical and macroeconomic conditions, including the military conflict between Russia and Ukraine;
●	our ability to develop and maintain our brand and brand reputation;
●	compliance with data privacy rules;
●	our compliance with applicable regulations issued by the U.S. Food and Drug Administration (“FDA”), the U.S. Federal Trade Commission (“FTC”), the U.S. Department of Agriculture (“USDA”), and other federal, state and local regulatory authorities, including those regarding marketing pet food, products and supplements;
●	risk of our products being recalled for a variety of reasons, including product defects, packaging safety and inadequate or inaccurate labeling disclosure;
●	risk of shifting customer demand in relation to raw pet foods, premium kibble and canned pet food products, and failure to respond to such changes in customer taste quickly and effectively; and
●	other factors discussed under the headings “Risk Factors,” “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

Our History

On December 17, 2018, Better Choice Company, Inc. (the “Company”, or “Better Choice”) made a $2.2 million investment in TruPet LLC (“TruPet”), an online seller of pet foods, pet nutritional products and related pet supplies. On February 2, 2019, the Company entered into a definitive agreement to acquire the remainder of TruPet and closed the acquisition on May 6, 2019.

On February 28, 2019, Better Choice entered into a definitive agreement to acquire all of the outstanding shares of Bona Vida, Inc. (“Bona Vida”) and closed the acquisition on May 6, 2019.

On October 15, 2019, Better Choice entered into a Stock Purchase Agreement (as amended, the “Halo Agreement”) with Halo, Thriving Paws, LLC, a Delaware limited liability company (“Thriving Paws”), HH-Halo LP, a Delaware limited partnership (“HH-Halo” and, together with Thriving Paws, the “Sellers”) and HH-Halo, in the capacity of the representative of the Sellers. Pursuant to the terms and subject to the conditions of the Halo Agreement, among other things, the Company agreed to purchase from the Sellers 100% of the issued and outstanding capital stock of Halo, Purely for Pets, Inc. (“Halo”) (the “Halo Acquisition”). The Company closed the Halo Acquisition on December 19, 2019.

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

We sell our premium and super-premium products (which we believe generally includes products with a retail price greater than $0.20 per ounce) under the Halo brand umbrella, including Halo Holistic™, Halo Elevate® and the former TruDog brand, which has been rebranded and successfully integrated under the Halo brand umbrella during the third quarter of 2022. Our core products sold under the Halo brand are made with high-quality, thoughtfully sourced ingredients for natural, science based nutrition. Each innovative recipe is formulated with leading veterinary and nutrition experts to deliver optimal health. Our diverse and established customer base has enabled us to penetrate multiple channels of trade, which we believe enables us to deliver on core consumer needs and serve pet parents wherever they shop. We group these channels of trade into four distinct categories: E-commerce, which includes the sale of product to online retailers such as Amazon and Chewy; Brick & Mortar, which primarily includes the sale of product to Pet Specialty retailers such as Petco, Pet Supplies Plus and neighborhood pet stores, as well as to select grocery chains; Direct to Consumer (“DTC”) which includes the sale of product through our website halopets.com; and International, which includes the sale of product to foreign distribution partners and to select international retailers. In December 2023, the Company made a strategic exit out of Petco stores (while remaining on Petco.com), and Pet Supplies Plus. As of Q1 2024, the Company has made plans to exit its DTC channel in Q2 2024, in an effort to improve profitability.

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

Halo is the brand for a new generation of pet parents. For millennial pet parents who view their pets as children, we believe Halo provides the world’s best nutrition for the world’s best kids. Halo offers two premium sub-lines of natural dog and cat food for this audience - Halo Holistic, which includes the former TruDog brand, and Halo Elevate.

Halo Holistic is designed for the pet parent seeking high-quality ingredients for digestive health. Halo Holistic is the only super-premium pet food certified by the Global Animal Partnership and the Marine Stewardship Council, both of which are animal welfare organizations recognized worldwide. Halo Holistic also supports complete digestive health with prebiotics, probiotics and postbiotics. Additionally, it’s made with whole animal proteins only and no meat meals.

Halo Elevate®, our second sub-line which launched during 2022, provides best-in-class nutrition. We believe it’s the only natural pet food with leading nutrient levels to support the top five pet parent health concerns which include digestive health, heart and immunity support, healthy skin and coat, hip and joint support and strength and energy. Each recipe delivers natural, science-based nutrition for optimal health. Both Halo Holistic and Halo Elevate® provide confidence and validation to empower millennial pet parents.

Our Products and Brands

We have a broad portfolio of over 100 active premium and super premium animal health and wellness products for dogs and cats, which includes products sold under the Halo brand across multiple forms, including foods, treats, toppers, dental products, chews, and supplements. Our products consist of naturally formulated premium kibble and canned dog and cat food, freeze-dried raw dog food and treats, vegan dog food and treats, oral care products and supplements. Our products are sustainably sourced, derived from real whole meat and no rendered meat meal and include non-GMO fruits and vegetables.

Our products are manufactured by an established network of co-manufacturers in partnership with Better Choice. We have maintained each of our key co-manufacturing relationships for more than four years, with certain relationships in place for more than ten years and with the launch of Halo Elevate®, we expanded and engaged two new co-manufacturing partners in 2022.

Our Customers and Channels

In 2023, we generated $48.6 million of gross sales and $38.6 million of net sales. By channel in 2023, E-Commerce generated approximately $19.1 million of gross sales and $13.4 million of net sales, Direct-to-Consumer generated approximately $6.4 million of gross sales and $5.6 million of net sales, Brick & Mortar generated approximately $9.4 million of gross sales and $5.9 million of net sales and International generated approximately $13.7 million of gross sales and $13.7 million of net sales. The following chart provides a breakdown of our net sales by channel for the year ended December 31, 2023:

In 2023, approximately 50% of our net sales were made online, through a combination of E-commerce partner websites, such as Amazon, Chewy, Petflow, Thrive Market and Vitacost, and our DTC website, hosted on Shopify. A majority of our online sales are driven by repeat purchases from existing customers. In Packaged Facts’ Surveys of Pet Owners, pet products and services are at the bottom of the list of household spending cutbacks, second only to human medicine and healthcare. Reflecting both the higher prices and Americans’ deep commitments to their pets, pet parents remain tenacious when it comes to pet care, with 68% spending more in February 2023 vs. January 2022 even as they looked for ways to economize. We anticipate our ability to reach a growing base of diverse customers online will continue to improve as E-commerce penetration increases.

In addition to our domestic sales channels, the Halo brand’s international sales declined (37)% in 2023, resulting primarily in an effort to normalize inventory levels in our key Asian markets as well as macroeconomic factors impacting consumer behavior. With increasing levels of economic financial status in the Asian markets and demand for premium and super-premium, western manufactured products, with China representing the largest market opportunity for growth and 80% of Better Choice’s $13.7 million of international sales in 2023.

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

Raw Materials and Principal Suppliers

We rely upon the supply of raw materials that meet our high-quality specifications and sourcing requirements. We source Global Animal Partnership (“GAP”) certified cage-free chicken, GAP certified cage-free turkey, Marine Stewardship Council (“MSC”) certified wild-caught salmon and whitefish and select non-GMO fruits and vegetables, such as peas, sweet potatoes and lentils. If any raw material is adulterated and does not meet our specifications, it could significantly impact our ability to source manufactured products and could materially and adversely impact our business, financial condition and results of operations.

For the supply and co-manufacturing of our products, we have relied on: Alphia, Inc. (“Alphia” f/k/a “C.J. Foods”) for dry kibble which transitioned to Barrett Petfood Innovations during 2022, then back to Alphia during 2023; Simmons Pet Food, Inc. (“Simmons”) and Thai Union Manufacturing Co., LTD. for canned wet food; BrightPet Nutrition Group, LLC (“BrightPet”) for vegan kibble and freeze dried treats; Carnivore Meat Company, LLC (“Carnivore”) for the supply and co-manufacturing of freeze-dried food and treats. We sourced approximately 64% of inventory purchases from two vendors for the year ended December 31, 2023 and approximately 69% from three vendors for the year ended December 31, 2022.

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

In recent years, consumer purchasing behaviors have shifted dramatically and E-Commerce penetration has significantly increased. In the fourth quarter of 2023, management shifted from a Brick & Mortar channel focus to a digital first strategy as a result of its annual operating plan process and has strategically reallocated marketing investments to work more effectively and efficiently in its larger e-commerce platforms to drive growth and brand awareness.

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

Employees and Human Capital Resources

As of December 31, 2023, we had 31 full time employees and one part time employee. Our human capital resource objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards. Our employees are not represented by any labor union or any collective bargaining arrangement with respect to their employment with us. We have never experienced any work stoppages or strikes as a result of labor disputes and we believe our overall relationships with our employees are positive and the strength of our team is a critical success factor in becoming the most innovative premium pet food company in the world. Our employees share an entrepreneurial spirit, a passion for excellence and the inspiration to drive the future of the pet health and wellness industry.

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

Government Regulation

The regulation of animal food products is complex, multi-faceted, and continually changing. The U.S. Food and Drug Administration (“FDA”), the U.S. Federal Trade Commission (“FTC”), the U.S. Department of Agriculture (“USDA”) and other regulatory authorities at the federal, state and local levels, as well as authorities in foreign countries, extensively regulate, among other things, the research, development, testing, composition, manufacture, import, export, labeling, storage, distribution, promotion, marketing, and post-market reporting of animal foods. We are required to navigate a complex regulatory framework in the locations in which we wish to manufacture, test, import, export, or sell our products.

FDA Regulation of Animal Foods

The FDA regulates foods, including foods intended for animals, under the Federal Food, Drug and Cosmetic Act (“FDCA”) and its implementing regulations. The FDCA defines “food” as articles used for food or drink for man or other animals, which includes products that are intended primarily for nutritional use, taste, or aroma and the components of such products. For animal foods in particular, this definition applies based on their intended use regardless of labelling as animal food, treats, or supplements. The FDA also imposes certain requirements on animal foods relating to their composition, manufacturing, labeling, and marketing. Among other things, the facilities in which our products and ingredients are manufactured must register with the FDA, comply with current good manufacturing practices (“cGMPs”) and comply with a range of food safety requirements.

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

Chinese Regulations

General Administration of Quality Supervision, Inspection and Quarantine of the People’s Republic of China (“AQSIQ”) is responsible for the unified inspection and quarantine of imported pet food (also referred to in the regulations as “Feed”). Only registered pet food manufacturers from AQSIQ approved countries (which includes the U.S.) can import pet food to China, and may do so only if they have first received an import registration certificate from the Ministry of Agriculture (“MOA”). In order to obtain an import registration certificate, a manufacturer must submit standardized application materials (in both English and Chinese) along with product samples to the MOA for approval, and if approved, such import registration certificate shall be valid for five years. Overseas companies are also prohibited from engaging in the direct sale of imported pet food within the territory of China and should establish a sales organization or appoint a sales agent within the territory of China and file a record with the MOA within six months from the date the manufacturer obtains its import registration certificate. All imported pet food must be packaged, and the packaging must comply with China’s safety and hygiene regulation and must have Chinese labels that are in conformity with the relevant regulations.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide a statement of risk factors. Nonetheless, we are voluntarily providing risk factors herein. You should consider carefully the following risk factors, together with all the other information in this Annual Report on Form 10-K, and in our other public filings with the SEC. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

Risks Related to Our Business and Industry

Increases in sourcing, manufacturing, freight and/or warehousing costs, supply shortages, interruption in our sourcing operations and/or supply changes could have an adverse effect on our business, financial condition, and operating results.

Our products are sourced from a limited number of independent third-party suppliers, which we depend upon for the manufacture of all our products. Some of the ingredients, packaging materials, and other products we purchase may only be available from a single supplier or a limited group of suppliers. While alternate sources of supply are generally available, the supply and price are subject to market conditions and are influenced by other factors beyond our control. We do not have long-term contracts with many of our suppliers, and therefore they could increase prices or cease doing business with us. As a result, we may be subject to price fluctuations or demand disruptions.

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

We have experienced recurring operating losses, have a significant accumulated deficit and are required to maintain certain thresholds to comply with the financial covenants associated with the Alphia Term Loan, including minimum liquidity, minimum EBITDA, and maximum marketing spend ratio. We expect to continue to generate operating losses and consume cash resources in the near term. Without generating sufficient cash flow from operations or additional debt or equity financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. If we need to seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

If our amortizable intangible assets become impaired, then we could be required to record a significant charge to earnings.

We evaluate intangible assets for impairment at least annually. We monitor the existence of potential impairment indicators throughout the year and will evaluate for impairment whenever events or circumstances indicate that the fair value of a reporting unit is below its carrying value. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include declines in stock price, market capitalization or cash flows, and slower growth rates in our industry. Depending on the results of these evaluations, we could be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of amortizable intangible assets were determined, negatively impacting our results of operations.

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

Furthermore, developing and commercializing new products may divert management’s attention from other aspects of our business and place a strain on management, operational and financial resources, as well as our information systems. We may not execute successfully on commercializing those products because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. Launching new products or updating existing products may also leave us with obsolete inventory that we may not be able to sell or we may sell at significantly discounted prices. If we are unable to successfully develop or otherwise acquire new products, our business, financial condition and results of operations may be materially adversely affected.

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

We are highly dependent on the effectiveness of our marketing messages and the efficiency of our advertising expenditures in generating consumer awareness and sales of our products. We may not always be successful in developing effective messages and new marketing channels, as consumer preferences and competition change, and in achieving efficiency in our advertising expenditures. We depend heavily on internet-based advertising to market our products through internet-based media and e-commerce platforms. If we are unable to continue utilizing such platforms, if those media and platforms diminish in importance or size, or if we are unable to direct our advertising to our target consumer groups, our advertising efforts may be ineffective, and our business could be adversely affected. The costs of advertising through these platforms have increased significantly, which could decrease efficiency in the use of our advertising expenditures, and we expect these costs may continue to increase in the future.

Consumers are increasingly using digital tools as a part of their shopping experience. As a result, our future growth and profitability will depend in part on:

●	the effectiveness and efficiency of our online experience for disparate worldwide audiences, including advertising and search optimization programs in generating consumer awareness and sales of our products;

●	our ability to prevent confusion among consumers that can result from search engines that allow competitors to use or bid on our trademarks to direct consumers to competitors’ websites;

●	our ability to prevent Internet publication or television broadcast of false or misleading information regarding our products or our competitors’ products;

●	the nature and tone of consumer sentiment published on various social media sites; and

●	the stability of our website and other e-commerce platforms we sell our products on. In recent years, a number of DTC, Internet-based retailers have emerged and have driven up the cost of basic search terms, which has and may continue to increase the cost of our Internet-based marketing programs.

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

We expect to consider opportunities to acquire or make investments in new or complementary businesses, facilities, technologies or products, or enter into strategic alliances, which may enhance our capabilities, expand our network, complement our current products or expand the breadth of our markets. In 2019, we completed three significant acquisitions that involved the combination of three businesses that historically have operated as independent companies. The success of these completed acquisitions and any future acquisitions will depend in large part on the success of our management team in integrating the operations, strategies, technologies and personnel. Potential and completed acquisitions, investments and other strategic alliances involve numerous risks, including: problems integrating the purchased business, facilities, technologies or products; issues maintaining uniform standards, procedures, controls and policies; assumed liabilities; unanticipated costs associated with acquisitions, investments or strategic alliances; diversion of management’s attention from our existing business; adverse effects on existing business relationships with suppliers, manufacturers, and retail customers; risks associated with entering new markets in which we have limited or no experience; potential write-offs of acquired assets and/or an impairment of any goodwill recorded as a result of an acquisition; potential loss of key employees of acquired businesses; and increased legal and accounting compliance costs.

We may fail to realize some or all of the anticipated benefits of the acquisitions if the integration process takes longer than expected or is more costly than expected. Our failure to meet the challenges involved in successfully integrating acquisitions, including the operations of Halo, or to otherwise realize any of the anticipated benefits of the acquisitions could impair our financial condition and results of operations. Furthermore, we do not know if we will be able to identify additional acquisitions or strategic relationships we deem suitable or whether we will be able to successfully complete any such transactions on favorable terms or at all. Our ability to successfully grow through strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, facilities, technologies and products and to obtain any necessary financing. These efforts could be expensive and time-consuming and may disrupt our ongoing business.

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

We currently conduct business and market products in the U.S., Canada and select Asian markets, including China. The expansion of our business outside of the U.S. could expose us to substantial risks, which may include, but are not limited to, the following:

●	political, social and economic instability;

●	higher levels of credit risk, corruption and payment fraud;

●	regulations that might add difficulties in repatriating cash earned outside the U.S. and otherwise prevent us from freely moving cash;

●	import and export controls and restrictions and changes in trade regulations

●	compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws in other jurisdictions;

●	multiple, conflicting and changing laws and regulations such as privacy, security and data use regulations, tax laws, trade regulations, economic sanctions and embargoes, employment laws, anti-corruption laws, regulatory requirements, reimbursement or payor regimes and other governmental approvals, permits and licenses;

●	failure by us, our collaborators or our distributors to obtain regulatory clearance, authorization or approval for the use of our products in various countries;

●	additional potentially relevant third-party patent rights;

●	complexities and difficulties in obtaining intellectual property protection and enforcing our intellectual property;

●	logistics and regulations associated with shipping samples and customer orders, including infrastructure conditions and transportation delays;

●	the impact of local and regional financial crises;

●	natural disasters, political and economic instability, including wars, terrorism and political unrest, and outbreak of disease;

●	breakdowns in infrastructure, utilities and other services;

●	boycotts, curtailment of trade and other business restrictions; and

●	the other risks and uncertainties described in this Form 10K

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

Our ability to meet our debt service obligations depends upon our operating and financial performance, which is subject to general economic and competitive conditions and to financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to service our debt, we may need to sell inventory and other material assets, restructure or refinance our debt, or seek additional equity capital. If our inability to meet our debt service obligations results in an event of default as defined under our Alphia term loan and Wintrust receivables credit facility, the lenders thereunder may be able to take possession of substantially all of our assets. Prevailing economic conditions and global credit markets could adversely impact our ability to do so.

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

For information regarding our outstanding debt, refer to “Note 8 - Debt” in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this report, which is incorporated into this Item 1A by reference.

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

Our failure to meet the continued listing requirements of NYSE American could result in a delisting of our common stock and could make it more difficult to raise capital in the future.

NYSE has listing requirements for inclusion of securities for trading on the NYSE American, including minimum levels of stockholders’ equity, market value of publicly held shares, number of public stockholders and stock price. There can be no assurance that we will be successful in maintaining the listing of NYSE American as it is possible we may fail to satisfy the continued listing requirements, such as the corporate governance requirements or the minimum stock price requirement. During the third quarter, the Company received a notice of noncompliance from the NYSE American. If we fail to satisfy the continued listing requirements before the end of the cure period, the NYSE American may take steps to delist our common stock. Such a delisting or the announcement of such delisting will have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we may attempt to take actions to restore our compliance with the NYSE American listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NYSE American minimum listing requirements or prevent future non-compliance with the NYSE American listing requirements. If we do not maintain the listing of our common stock on NYSE American, it could make it harder for us to raise additional capital in the long-term. If we are unable to raise capital when needed in the future, we may have to cease or reduce operations.

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

We expect to use cash flow from future operations to repay debt and support the growth of our business and do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. Our Wintrust receivables credit facility and Alphia term loan place certain restrictions on the ability of us and our subsidiaries to pay cash dividends. We may amend our current credit facilities or enter into new debt arrangements that also prohibit or restrict our ability to pay cash dividends on our common stock.

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

For information regarding our outstanding stockholders’ equity and potentially dilutive securities, refer to “Note 8 - Debt”, “Note 10 - Commitments and contingencies”, “Note 11 - Warrants” and “Note 12 - Share-based compensation” in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, which is incorporated into this Item 1A by reference.

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

Our certificate of incorporation provides that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the Delaware General Corporation Law, our certificate of incorporation and our indemnification agreements that we have entered into with our directors and officers provide that:

●	We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe such person’s conduct was unlawful.

●	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.

●	We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.

●	We will not be obligated pursuant to the indemnification agreements entered into with our directors and executive officers to indemnify a person with respect to proceedings initiated by that person, except with respect to proceedings to enforce an indemnitees right to indemnification or advancement of expenses, proceedings authorized by our board of directors and if offered by us in our sole discretion.

●	The rights conferred in our certificate of incorporation are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

●	We may not retroactively amend our certificate of incorporation or indemnification agreement provisions to reduce our indemnification obligations to directors, officers, employees and agents.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Cybersecurity risk management is an important part of the Company’s overall risk management efforts. We maintain a comprehensive enterprise-wide information security program that comprises policies and controls designed to identify, safeguard against, detect, respond to, mitigate and manage reasonably foreseeable cybersecurity risks and threats. Our approach utilizes diverse security tools to prevent, identify, investigate, resolve and recover from vulnerabilities and security incidents. These include, but are not limited to, internal reporting, monitoring and detection tools. We use a collaborative, enterprise-wide strategy to address cybersecurity risks and allocate significant resources to our cybersecurity and risk management processes, which efforts are intended to adapt to the evolving cybersecurity landscape and promptly address emerging threats. Our cybersecurity risk management program aligns with the National Institute of Standards and Technology (NIST) framework and is organized into five key functions: identification, protection, detection, response and recovery. We regularly assess the threat landscape and employ a layered cybersecurity strategy to prevent, detect and mitigate threats.

All employees undergo security awareness training, with regular testing through simulated phishing emails. Certain employee positions require additional role-based, specialized security awareness or other cybersecurity training, as applicable. Simulations, drills and assessments are conducted to test our defenses from both a technical and an operational perspective.

We assess risks associated with third-party providers as part of our overall cybersecurity risk management framework by reviewing system and organization controls reports, when available, and other independent reports. We also generally require third parties to, among other things, maintain security controls to protect our confidential information and to promptly notify us of material breaches that may impact our data.

Our Board of Directors has oversight of our enterprise risk assessment and risk management processes, as well as the steps taken to mitigate these risks, including for cybersecurity matters. The Audit Committee of our Board of Directors has oversight of cybersecurity risk assessment and risk management policies as part of its risk management oversight responsibilities, and is responsible for ensuring that the Company has processes in place to identify, evaluate and manage cybersecurity risks, as well as appropriate processes and programs to mitigate cybersecurity incidents if they occur. Significant cybersecurity matters, including those related to incidents, are escalated to the Board of Directors.

We face cybersecurity threats in the ordinary course of our business and have faced cybersecurity threats and breach attempts in the past. Such threats and breach attempts have not materially affected our business, strategy, results of operations or financial condition. At any given time, however, we may face known or unknown cybersecurity risks and threats that cannot be fully prevented or mitigated, and we may discover vulnerabilities in our cybersecurity programs. Therefore, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. For more information on the cybersecurity risks we face, please refer to “A failure of one or more key information technology systems, networks or processes may materially adversely affect our ability to conduct our business.” in Item 1A. “Risk Factors.”

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

Market Information

Our common stock is currently listed on the NYSE American marketplace under the symbol “BTTR” after the consummation of our IPO on July 1, 2021 and was previously listed on the OTC Market Group Inc.’s OTCQX market after being upgraded from the OTCQB on December 28, 2020 where it had been trading since June 2010. The following table sets forth, for the periods indicated and as reported on the NYSE American and OTC Markets, the high and low bid prices for our common stock. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions:

	High	Low
2022
First Quarter (1)	$158.00	$84.40
Second Quarter (1)	$121.60	$74.40
Third Quarter (1)	$106.00	$31.20
Fourth Quarter (1)	$49.60	$17.60
2023
First Quarter (1)	$33.20	$13.00
Second Quarter (1)	$22.60	$7.76
Third Quarter (1)	$11.20	$4.44
Fourth Quarter (1)	$23.20	$4.88

(1)	The high and low bid prices for this quarter were reported by the NYSE American marketplace.

Holders of Common Stock

As of April 11, 2024, we had 893,601 shares of our common stock issued and outstanding. As of April 11, 2024, there were 154 record holders of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Since January 1, 2022, the registrant made the following issuances and purchases of its unregistered securities as described below. All share amounts have been retroactively adjusted to give effect to a reverse stock split of 1-for-44 effective March 20, 2024.

(1) On February 1, 2022, the registrant issued 4,962 shares of common stock to five non-employee directors in return for services provided in their capacity as directors.

(2) On November 2, 2022, the registrant issued 927 shares of common stock to a member of its board of directors for service as interim CEO.

(3) On December 30, 2022, the registrant issued 562 shares of common stock to a member of its board of directors for service as interim CEO.

(4) On January 4, 2023, the registrant issued 20,292 shares of common stock to its board of directors in return for services provided in their capacity as directors.

(5) On January 11, 2023, the registrant issued 4,545 shares of common stock to its key executives as part of their compensation packages.

(6) On January 31, 2023, the registrant issued 409 shares of common stock to a member of its board of directors for service as interim CEO.

(7) On April 30, 2023, the registrant issued 909 shares of common stock to a member of its executive management as part of their compensation package.

(8) On September 5, 2023, the registrant issued 34,090 shares of common stock to two members of its board of directors in return for services provided in their capacity as directors.

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

Purchases of Equity Securities by the Issuer

There were no repurchases of Better Choice Company common stock during the year ended December 31, 2023:

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

We sell our premium and super-premium products (which we believe generally includes products with a retail price greater than $0.20 per ounce) under the Halo brand umbrella, including Halo Holistic™, Halo Elevate® and the former TruDog brand, which has been rebranded and successfully integrated under the Halo brand umbrella during the third quarter of 2022. Our core products sold under the Halo brand are made with high-quality, thoughtfully sourced ingredients for natural, science based nutrition. Each innovative recipe is formulated with leading veterinary and nutrition experts to deliver optimal health. Our diverse and established customer base has enabled us to penetrate multiple channels of trade, which we believe enables us to deliver on core consumer needs and serve pet parents wherever they shop. We group these channels of trade into four distinct categories: E-commerce, which includes the sale of product to online retailers such as Amazon and Chewy; Brick & Mortar, which primarily includes the sale of product to Pet Specialty retailers such as Petco, Pet Supplies Plus and neighborhood pet stores, as well as to select grocery chains; Direct to Consumer (“DTC”) which includes the sale of product through our website halopets.com; and International, which includes the sale of product to foreign distribution partners and to select international retailers. In December 2023, the Company made a strategic exit out of Petco stores (while remaining on Petco.com), and Pet Supplies Plus. As of Q1 2024, the Company has made plans to exit its DTC channel in Q2 2024, in an effort to improve profitability.

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

Historically, consumer spending on pets grew at an approximately 3% CAGR in the decade leading up to the COVID-19 pandemic, driven by steady annual increases in household pet ownership of approximately 1%, the continued premiumization of the category and the humanization of pets. This surge in pet acquisition has led to an increase in the forecasted growth of the pet care industry over the next ten years. The U.S. pet food industry is expected to grow at a 4.96% CAGR between 2021 and 2028 (Statistica).

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

In December 2023, the Company made a strategic exit out of Petco stores (while remaining on Petco.com), and Pet Supplies Plus. As of Q1 2024, the Company has made plans to exit its DTC channel in Q2 2024, in an effort to improve profitability.

Results of Operations for the Years Ended December 31, 2023 and 2022

The following table sets forth our consolidated results for the periods presented (in thousands):

	Years Ended December 31,		Change
	2023	2022	$	%
Net sales	$38,592	$54,660	$(16,068)	(29)%
Cost of goods sold	26,795	39,399	(12,604)	(32)%
Gross profit	11,797	15,261	(3,464)	(23)%
Operating expenses:
Selling, general and administrative	24,444	35,430	(10,986)	(31)%
Impairment of goodwill	—	18,614	(18,614)	(100)%
Impairment of intangible assets	8,532	—	—	100%
Total operating expenses	32,976	54,044	(21,068)	(39)%
Loss from operations	(21,179)	(38,783)	17,604	45%
Other expense:
Interest expense	(1,353)	(551)	(802)	(146)%
Change in fair value of warrant liabilities	(236)	—	(236)	(100)%
Total other expense	(1,589)	(551)	(1,038)	(188)%
Net loss before income taxes	(22,768)	(39,334)	16,566	(42)%
Income tax expense (benefit)	2	(18)	20	111%
Net loss available to common stockholders	$(22,770)	$(39,316)	$16,546	(42)%

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

Information about our revenue channels is as follows (in thousands):

	Twelve Months Ended December 31,
	2023		2022
E-commerce (1)	$13,405	35%	$14,565	27%
Brick & Mortar	5,870	15%	11,624	21%
DTC	5,597	15%	6,620	12%
International (2)	13,720	35%	21,851	40%
Net Sales	$38,592	100%	$54,660	100%

(1)	Our E-commerce channel includes two customers that amounted to greater than 10% of total net sales. These customers had $5.9 million and $7.1 million of net sales for the year ended December 31, 2023, respectively and $7.5 million and $6.6 million of net sales for the year ended December 31, 2022, respectively.

(2)	One of our International customers that distributes products in China amounted to greater than 10% of total net sales during the years ended December 31, 2023 and December 31, 2022 and represented $11.0 million and $17.7 million of net sales, respectively.

Net sales decreased $(16.1) million, or (29)%, to $38.6 million for the year ended December 31, 2023 compared to $54.7 million for the year ended December 31, 2022. The decrease in net sales for the year ended December 31, 2023 is primarily attributable to supply chain constraints and the downstream impact it has on our business. We experienced significant production delays from our dry kibble co-manufacturing partner stemming from short-term shortages in raw materials, labor constraints, and capacity constraints. The inconsistency in supply created material out-of-stocks which resulted in less-than-optimal fill rates of our Halo Elevate® product line, sold primarily in our Brick & Mortar channel. Since closing the Alphia Term Loan, we have fully transitioned our dry kibble manufacturing to Alphia which, albeit a very positive change needed for stabilizing supply and for long-term sustainability, has had a short-term impact to our International channel as it created registration delays in certain foreign markets, in turn delaying ordering and product launches.

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

During the year ended December 31, 2023, gross profit decreased $(3.5) million, or (23)%, to $11.8 million compared to $15.3 million during the year ended December 31, 2022. Gross profit margin increased 3% to 31% for the year ended December 31, 2023 compared to 28% for the year ended December 31, 2022. The decrease in gross profit is primarily attributable to selling excess inventory at a discount. As a result, revenue increased at a rate lower than the rate at which cost of goods sold (“COGS”) increased. The increase in gross profit margin for the year ended December 31, 2023 is primarily attributable to a decrease in revenue at a rate lower than the rate at which cost of goods sold decreased. For the year ended December 31, 2023, the average price per pound cost $1.82, versus $1.88 for the year ended December 31, 2022. We also implemented a 7% price increase across our Halo Holistic™ and Halo masterbrand wet product lines in August 2022, and a 12.5% sales price increase on our Halo Elevate® products in 2023.

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

Operating expenses

Our Selling, general and administrative (“SG&A”) expenses consist of the following:

●	Sales and marketing costs, for specific customer promotional programs, paid media, content creation expenses and our DTC selling platform. Marketing costs are geared towards customer acquisition and retention and building brand awareness. During the year ended December 31, 2023, sales and marketing costs decreased approximately $(7.0) million or (48)%, to $7.6 million from $14.6 million during the year ended December 31, 2022. The decrease was driven primarily by lower marketing and advertising agency fees related to the Halo brand renovation and migration from the former TruDog brand, as well as increased marketing spend in our International sales channel during 2022.

●	Employee compensation and benefits decreased approximately $(1.1) million or (15)% during the year ended December 31, 2023 to $6.4 million from $7.5 million during the year ended December 31, 2022. The decrease was primarily related to a reduction in employee headcount, partially offset by higher severance costs during the first half of 2022.

●	Share-based compensation includes expenses related to equity awards issued to employees and non-employee directors. During the year ended December 31, 2023, Share-based compensation decreased $(1.2) million or (40)% to $1.8 million compared to $3.0 million for the year ended December 31, 2022. The decrease is driven by reduction of senior management headcount resulting in cancellations of options during 2023, partially offset by common stock issued for board service and accelerated vesting of a certain stock option grant during 2022, interim CEO service compensation and additional option grants.

●	Freight, which is primarily related to the shipping of DTC orders to customers, decreased $(0.3) million or (16)% during the year ended December 31, 2023 to $1.3 million from $1.6 million during the year ended December 31, 2022. Freight costs are generally decreasing due to lower DTC sales as described above.

●	Non-cash charges including depreciation, amortization, disposal or sale of assets and bad debt expense decreased $(0.2) million or (8)% to $1.7 million during the year ended December 31, 2023 from $1.8 million during the year ended December 31, 2022. The decrease was driven by disposals of certain assets during 2023, offset by additional capital expenditures throughout 2022.

●	Other general and administrative costs for various general corporate expenses, including professional services, information technology, insurance, travel, costs related to merchant credit card fees, product development costs, rent, and certain tax costs. During the year ended December 31, 2023, other general and administrative costs decreased $(1.3) million, or (19)% to $5.6 million compared to $6.9 million in the year ended December 31, 2022. The decrease was driven by commission fees related to sales in our International channel, and lower professional fees related to investor relations.

Impairment of goodwill included an impairment charge of $18.6 million during the year ended December 31, 2022, while there was no corresponding activity for the year ended December 31, 2023. Impairment of long-lived intangible assets resulted in an impairment charge of $8.5 million for the year ended December 31, 2023, with no corresponding activity for the year ended December 31, 2022. See “Note 6 - Goodwill and intangible assets” for additional information.

Interest expense, net

During the year ended December 31, 2023, interest expense increased $0.8 million, or 146% to $1.4 million from $0.6 million for the fiscal year ended December 31, 2022. Interest expense for the year ended December 31, 2023 is comprised of interest on our Wintrust Receivables Credit Facility, Alphia Term Loan, the amortization of debt issuance costs, and interest accretion on the Alphia Term Loan. Interest expense for the year ended December 31, 2022 is comprised of interest on our Wintrust Credit Facility, Wintrust term loan, and the amortization of debt issuance costs.

Change in fair value of warrant liabilities

Common stock warrants classified as liabilities are revalued at each balance sheet date subsequent to the initial issuance and changes in the fair value are reflected in the Consolidated Statements of Operations as change in fair value of warrant liabilities. See “Note 11 - Warrants” for additional information.

Income taxes

Our income tax expense (benefit) provision consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for any allowable credits, deductions and uncertain tax positions as they arise. During the year ended December 31, 2023, we recorded income tax expense of less than $0.1 million, which relates to the change in valuation allowance. During the year ended December 31, 2022, we recorded income tax benefit of less than $0.1 million, which relates to indefinite-lived assets. The effective tax rate for the years ended December 31, 2023 and 2022 was 0%, which differs from the U.S. Federal statutory rate of 21% due to permanent differences attributable to the impairment of goodwill in 2022 and because our losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of NOLs for the years ended December 31, 2023 and 2022.

Liquidity and capital resources

Historically, we have financed our operations primarily through the sales of shares of our common stock, warrants, preferred stock, and loans. In connection with our IPO, we issued and sold 181,818 shares of common stock at a price of $5.00 per share. On July 1, 2021 we received total net proceeds of approximately $36.1 million from the IPO, after deducting underwriting discounts and commissions of $2.8 million, and offering costs of approximately $1.1 million. On December 31, 2023 and December 31, 2022, we had cash and cash equivalents and restricted cash of $4.5 million and $9.5 million, respectively.

We are subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of our products, the successful protection of our proprietary technologies, ability to grow into new markets, and compliance with government regulations. As of December 31, 2023, we have not experienced a significant adverse impact to our business, financial condition or cash flows resulting from geopolitical actions or threat of cyber-attacks. However, we have seen adverse impacts to our gross profit margin due to inflationary pressures in the current economic environment. Uncertainties regarding the continued economic impact of inflationary pressures, geopolitical actions and threat of cyber-attacks are likely to result in sustained market turmoil, which could negatively impact our business, financial condition, and cash flows in the future.

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

Our ability to raise additional capital may be adversely impacted by the potential worsening of global economic conditions, including inflationary pressures, and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from geopolitical tensions. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. If we are unable to raise the necessary funds when needed or achieve planned cost savings, or other strategic objectives are not achieved, we may not be able to continue our operations, or we could be required to modify our operations that could slow future growth.

A summary of our cash flows is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash flows (used in) provided by:
Operating activities	$97	$(20,553)
Investing activities	(18)	(198)
Financing activities	(5,097)	1,282
Net (decrease) increase in cash and cash equivalents	$(5,018)	$(19,469)

Cash flows from operating activities

Cash provided by operating activities increased $20.7 million, or 100%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in cash used in operating activities was primarily driven by significant fluctuations in our working capital, including a comparative decrease in our inventory balance of $3.6 million as we built inventory during 2022 to support the Halo Elevate® launch and the rebranding of TruDog and Halo Holistic™, and focused on improving working capital and cash conversion cycle in 2023 by bringing inventory levels down to a healthier level. Additionally, we realized a comparative increase in accounts receivables of $2.4 million due to timing of sales and collections, and a comparative increase in accounts payable of $4.0 million due to dry kibble inventory rebuild in 2023 after transition to a new dry kibble manufacturer.

Cash flows from investing activities

Cash used in investing activities was less than $0.0 million during the year ended December 31, 2023 and $0.2 million during the year ended December 31, 2022. The cash used in investing activities is related to capital expenditures.

Cash flows from financing activities

Cash used in financing activities was $5.1 million, during the year ended December 31, 2023 and cash provided by financing activities was $1.3 million during the year ended December 31, 2022. The cash used in financing activities for the year ended December 31, 2023 was related to the pay down of the revolving line of credit of $(13.5) million and payments on the Wintrust Receivables Credit Facility of $(6.1) million, offset by proceeds from the Wintrust revolving line of credit of $1.9 million and $5.0 million from the Alphia facility and proceeds of $7.8 million from the Wintrust Receivables Credit Facility. The cash provided by financing activities for the year ended December 31, 2022 was related to net proceeds from the revolving line of credit of $6.7 million and net proceeds from a short term financing arrangement of $0.2 million, partially offset by payments on the term loan of $5.5 million and debt issuance costs of $0.1 million.

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

On June 21, 2023, the Company paid off the entire balance in the sum of $13.5 million of the Wintrust Credit Facility removing any covenant requirements to be met at December 31, 2023. As of December 31, 2023, there was no outstanding balance related to the Wintrust Credit Facility

See “Note 8 - Debt” to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.

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

As of December 31, 2023, the balance outstanding on the Wintrust Receivables Credit Facility amounted to $1.7 million.

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

In conjunction with the Term Loan, the Company issued to Alphia (i) a warrant (the “First Tranche Warrant”) to purchase 148,758 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a price of $11.44 per share, and (ii) a warrant (the “Second Tranche Warrant” and together with the First Tranche Warrant, the “Warrants”) to purchase 186,882 shares of Common Stock at a price of $11.44 per share. Unless exercised, the Warrants expire on June 21, 2028. Alphia’s exercise of the Second Tranche Warrant is subject to the approval of the Company’s stockholders. The Warrants contained certain anti-dilution provisions in favor of Alphia in connection with any equity offering consummated by the Company prior to December 21, 2023 and equity issuances below the exercise price of the Warrants. The anti-dilution protection in the agreement that would have made Alphia whole in the event of a capital raise or a change in control that other shareholders would not get, expired on December 31, 2023. The Warrants also contain a cashless exercise option at the election of Alphia.

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

As of December 31, 2023, our indebtedness on the Alphia Term Loan Facility amounted to $2.9 million net of debt issuance costs of $0.2 million. For details about the terms, covenants and restrictions contained in the Alphia Term Loan Facility, see “Note 8 - Debt” to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.

Contractual Commitments and Obligations

We are contractually obligated to make future cash payments for various items, including debt arrangements, certain purchase obligations, as well as the lease arrangement for our office. See “Note 8 - Debt” to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information about our debt obligations. Our purchase obligations include certain ongoing marketing projects, software subscriptions as well as in-transit or in-production purchase orders with our suppliers, for which amounts vary depending on the purchasing cycle. The majority of our software subscriptions are not under long-term contracts, and we do not have long-term contracts or commitments with any of our suppliers beyond active purchase orders. These purchase obligations were not material as of the date of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgements that affect the reported amounts of assets, liabilities, net sales, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting estimates. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See “Note 1 - Nature of business and summary of significant accounting policies” to our audited consolidated financial statements included in this Annual Report on Form 10-K for a description of our significant accounting policies.

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

When performing a quantitative impairment test, determining the fair value of a reporting unit involves the use of significant estimates and assumptions to evaluate the impact of operational and macroeconomic changes. If a quantitative assessment is deemed necessary, we determine fair value using a weighted average of widely accepted valuation techniques, including the income approach and market approach. The income approach applies a fair value methodology based on discounted cash flows which contains uncertainties because it requires management to make significant assumptions and judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital or discount rate, which is risk-adjusted to reflect the specific risk profile of our business. The market approach includes determining appropriate comparable companies and applying an estimated multiple to apply to our operating results. The primary market multiples to which we compare are revenue and earnings before interest, taxes, depreciation and amortization. See “Note 1 - Nature of business and summary of significant accounting policies” for further information about our policy for fair value measurements.

Share-Based Compensation

Share-based compensation expense is measured based on the estimated fair value of awards granted to employees, directors, officers and consultants on the grant date. Forfeitures are accounted for as they occur, therefore there are no forfeiture related estimates required.

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model, which requires the development of input assumptions, as described in “Note 12 - Share-based compensation”. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of the subjective assumptions described in “Note 12 - Share-based compensation”. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. See “Note 12 - Share-based compensation” to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.

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

Warrants that are classified as liabilities due to the terms of the warrant obligation are measured at fair value on a recurring basis at the end of each reporting period and as a result, we recorded an adjustment to the warrant liabilities to reflect the fair value as of December 21, 2023. The warrant liabilities were subsequently reclassified to equity (See “Note 11 - Warrants” for more information). Warrants that are classified as equity or considered compensation are measured at fair value on a non-recurring basis on the date of issuance. See “Note 11 - Warrants” to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.

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

To the Shareholders and the Board of Directors

Better Choice Company Inc.

Tampa, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Better Choice Company Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has continually incurred operating losses, has an accumulated deficit and failed to meet certain financial covenants as of December 31, 2023. These matters create substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these consolidated financial statements are issued. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting Treatment of Alphia Warrants

As described in Note 11 to the consolidated financial statements, on June 21, 2023, the Company issued warrants to Alphia to purchase 148,758 (First Tranche) and 186,882 (Second Tranche) shares of the Company’s common stock (collectively the “Alphia warrants”). The Company evaluated the Alphia warrants under ASC 815-40, Derivatives and Hedging-Contracts in an Entity’s Own Equity and concluded they did not meet the criteria to be classified in shareholders’ equity. Specifically, there were contingent exercise provisions and settlement provisions that existed, including provisions where the number of shares available under the warrants may be adjusted based on a percentage of equity. Because the number of outstanding common shares was not a fair value input to a fixed-for-fixed model, this provision violated indexation guidance. Therefore, the Alphia warrants were not indexed to the Company’s stock.

As a result, the Alphia warrants were initially recorded as liabilities and remeasured at fair value each reporting period until provisions precluding equity classification lapsed. The anti-dilution provisions, which previously precluded equity treatment of the Alphia warrants, expired on December 21, 2023, and thus were reclassified and presented in equity as of December 31, 2023.

We identified the Company’s accounting treatment related to and classification of the Alphia warrants as a critical audit matter, specifically the Company’s classification of the Alphia warrants as a liability upon issuance. The principal considerations for our determination involves management’s application of the complex technical accounting matters related to the accounting treatment and classification of the Alphia warrants as a result of certain provisions included within the Alphia warrant agreements. Auditing these elements involved especially challenging, subjective or complex auditor judgment due to the nature and extent of audit effort required to address this matter, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Inspecting the Alphia warrant agreements along with management’s technical accounting memo to understand the facts and circumstances within the Alphia warrant agreements and other assumptions impacting the appropriate accounting and classification of the Alphia warrants.

●	Utilizing personnel with specialized knowledge and skill in accounting for complex financial instruments to assist in evaluating the appropriateness of management’s interpretation on how to apply the relevant accounting guidance for the classification of the Alphia warrants.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2021.

Tampa, Florida

April 12, 2024

Better Choice Company Inc.

Consolidated Statements of Operations

(Dollars in thousands, except share and per share amounts)

	Year ended December 31,
	2023	2022
Net sales	$38,592	$54,660
Cost of goods sold	26,795	39,399
Gross profit	11,797	15,261
Operating expenses:
Selling, general and administrative	24,444	35,430
Impairment of goodwill	—	18,614
Impairment of intangible assets	8,532	—
Total operating expenses	32,976	54,044
Loss from operations	(21,179)	(38,783)
Other expense:
Interest expense	(1,353)	(551)
Change in fair value of warrant liabilities	(236)	—
Total other expense	(1,589)	(551)
Net loss before income taxes	(22,768)	(39,334)
Income tax expense (benefit)	2	(18)
Net loss available to common stockholders	$(22,770)	$(39,316)
Weighted average number of shares outstanding, basic	705,185	667,114
Weighted average number of shares outstanding, diluted	705,185	667,114
Net loss per share available to common stockholders, basic	$(32.29)	$(58.93)
Net loss per share available to common stockholders, diluted	$(32.29)	$(58.93)

The accompanying notes are an integral part of these consolidated financial statements.

Better Choice Company Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$4,455	$3,173
Restricted cash	—	6,300
Accounts receivable, net	4,354	6,744
Inventories, net	6,611	10,257
Prepaid expenses and other current assets	812	1,051
Total Current Assets	16,232	27,525
Fixed assets, net	230	375
Right-of-use assets, operating leases	120	173
Intangible assets, net	—	10,059
Other assets	155	544
Total Assets	$16,737	$38,676
Liabilities & Stockholders’ Equity
Current Liabilities
Accounts payable	$6,928	$2,932
Accrued and other liabilities	2,085	2,596
Line of credit	1,741	—
Term loan, net	2,881	—
Operating lease liability	57	52
Total Current Liabilities	13,692	5,580
Non-current Liabilities
Line of credit, net	—	11,444
Operating lease liability	67	124
Total Non-current Liabilities	67	11,568
Total Liabilities	13,759	17,148
Stockholders’ Equity
Common Stock, $0.001 par value, 200,000,000 shares authorized, 729,026 & 668,869 shares issued and outstanding as of December 31, 2023 and 2022, respectively	32	29
Additional paid-in capital	324,288	320,071
Accumulated deficit	(321,342)	(298,572)
Total Stockholders’ Equity	2,978	21,528
Total Liabilities and Stockholders’ Equity	$16,737	$38,676

The accompanying notes are an integral part of these consolidated financial statements.

Better Choice Company Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except shares)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	662,417	$29	$317,102	$(259,256)	$57,875
Share-based compensation	6,452	—	2,969	—	2,969
Net loss available to common stockholders	—	—	—	(39,316)	(39,316)
Balance as of December 31, 2022	668,869	$29	$320,071	$(298,572)	$21,528
Share-based compensation	60,157	3	1,773	—	1,776
Reclassification of Alphia Warrants	—	—	2,444	—	2,444
Net loss available to common stockholders	—	—	—	(22,770)	(22,770)
Balance as of December 31, 2023	729,026	$32	$324,288	$(321,342)	$2,978

The accompanying notes are an integral part of these consolidated financial statements.

Better Choice Company Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2023	2022
Cash Flow from Operating Activities:
Net loss available to common stockholders	$(22,770)	$(39,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss of disposal of assets	11	—
Depreciation and amortization	1,678	1,690
Amortization of debt issuance costs and discounts	193	56
Goodwill impairment	—	18,614
Intangible asset impairment	8,532	—
Share-based compensation	1,773	2,969
Change in fair value of warrant liabilities	236	—
Amortization of prepaid assets	—	2,095
Inventory reserve	(474)	1,809
PIK interest expense on term loan	254	—
Accreted interest expense on term loan	291	—
Income tax provision	(2)	—
Other	4	126
Changes in operating assets and liabilities:
Accounts receivable	2,387	(66)
Inventories	4,120	(6,821)
Prepaid expenses and other assets	628	(1,047)
Accounts payable	3,996	(761)
Accrued and other liabilities	(760)	99
Cash Provided by (Used in) Operating Activities	$97	$(20,553)

Cash Flow from Investing Activities:
Capital expenditures	$(18)	$(198)
Cash Used in Investing Activities	$(18)	$(198)

Cash Flow from Financing Activities:
Proceeds from short-term financing arrangement	$—	$413
Payments on short-term financing arrangement	—	(248)
Proceeds from revolving lines of credit	1,906	12,317
Payments on revolving lines of credit	(13,500)	(5,640)
Proceeds from line of credit	7,841	—
Payments on line of credit	(6,100)	—
Proceeds from term loan	5,000	—
Payments on term loans	—	(5,450)
Payment of loan issuance costs	(244)	(110)
Cash (Used in) Provided by Financing Activities	$(5,097)	$1,282

Net decrease in cash and cash equivalents and restricted cash	$(5,018)	$(19,469)
Total cash and cash equivalents and restricted cash, beginning of period	9,473	28,942
Total cash and cash equivalents and restricted cash, end of period	$4,455	$9,473

Supplemental cash flow information

Cash paid during the year for:
Income taxes	$—	$12
Interest	$543	$444
Noncash items:
Reclassification of warrants to equity	$2,444	$—

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

Initial public offering

The Company completed its initial public offering (the “IPO”) on July 1, 2021, in which it issued and sold 181,818 shares of its common stock at a price of $5.00 per share. The total net proceeds from the IPO were approximately $36.1 million, after deducting underwriting discounts and commissions of $2.8 million, and offering costs of approximately $1.1 million. These IPO costs were recorded as a reduction of stockholders’ equity, and presented net of cash proceeds received in the Consolidated Statement of Cash Flows.

Upon the commencement of the IPO, all of the Company’s outstanding convertible notes payable automatically converted into 107,555 shares of common stock and upon the consummation of the IPO, all outstanding shares of the Series F convertible preferred stock were converted into 131,012 shares of common stock. Additionally, since the anti-dilution provision of the Series F Warrants were no longer effective upon consummation of the Company’s IPO, these warrants met the requirements to be considered equity and the outstanding Series F Warrants were reclassified as such.

Reverse stock split

On March 8, 2024, the Company’s Board of Directors approved a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-44, effective March 20, 2024 (the “Reverse Split”). In addition, the conversion rates of the Company’s outstanding preferred stock and convertible notes and the exercise prices of the Company’s underlying common stock purchase warrants and stock options were proportionately adjusted at the applicable reverse stock split ratio in accordance with the terms of such instruments. Proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Split, other than as a result of the rounding up of fractional shares. No fractional shares of common stock were issued in connection with the Reverse Stock Split.

Accordingly, all share and per share amounts related to the Company’s common stock for all periods presented in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the Reverse Stock Split. The number of authorized shares and the par values of the common stock and convertible preferred stock were not adjusted as a result of the Reverse Stock Split.

Basis of presentation

The Company’s consolidated financial statements are prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for annual financial reports and accounting principles generally accepted in the U.S. (“GAAP”).

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

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the years ended December 31, 2023 and 2022, the financial position as of December 31, 2023 and 2022 and the cash flows for the years ended December 31, 2023 and 2022.

Going concern considerations

The Company is subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of its products, the successful protection of its proprietary technologies, ability to grow into new markets, and compliance with government regulations. The Company has continually incurred losses and has an accumulated deficit. The Company’s term loan agreement with Alphia imposes certain financial covenants, including minimum liquidity of $3.0 million, minimum EBITDA of $(4.5) million, and maximum marketing spend ratio of 30%. The Company was not in compliance with certain covenants related to the Alphia Term Loan Facility as of December 31, 2023 and the debt is callable by the lender. Our continued operating losses along with our failure to meet the financial covenants create substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these consolidated financial statements are issued. The Company does not currently expect it will be able to generate sufficient cash flow from operations to maintain sufficient liquidity to meet the required financial covenants in certain periods prior to maturity giving the lender the right to call the debt. The Company will need to either raise additional capital or obtain additional financing, and/or secure future waivers or amendments from its lenders or accomplish some combination of these items to maintain sufficient liquidity. There can be no assurance that the Company will be successful in raising additional capital, securing future waivers and/or amendments from its lenders, renewing or refinancing its existing debt or securing new financing. If the Company is unsuccessful in doing so, it may need to reduce the scope of its operations, repay amounts owed to its lenders or sell certain assets.

During the third quarter, the Company received a notice of noncompliance from the NYSE American. If the Company fails to satisfy the continued listing requirements before the end of the cure period, the NYSE American may take steps to delist its common stock. Such a delisting or the announcement of such delisting will have a negative effect on the price of the Company’s common stock and would impair the ability for investors to sell or purchase the Company’s common stock. In the event of a delisting, the Company may attempt to take actions to restore its compliance with the NYSE American listing requirements, but can provide no assurance that any such action taken by the Company would allow its common stock to become listed again, stabilize the market price or improve the liquidity of its common stock, prevent its common stock from dropping below the NYSE American minimum listing requirements or prevent future non-compliance with the NYSE American listing requirements. If the Company does not maintain the listing of its common stock on NYSE American, it could make it harder for the Company to raise additional capital in the long-term. If the Company is unable to raise capital when needed in the future, it may have to cease or reduce operations. There can be no assurance that the Company will be able to satisfy the continued listing requirements in the future.

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

Summary of significant accounting policies

Cash and cash equivalents

Cash and cash equivalents include demand deposits held with banks and highly liquid investments with original maturities of ninety days or less at acquisition date. Cash and cash equivalents are stated at cost, which approximates fair value because of the short-term nature of these instruments. The Company’s cash equivalents are held in government money market funds and at times may exceed federally insured limits. For purposes of reporting cash flows, the Company considers all cash accounts that are not subject to withdrawal restrictions or penalties to be cash and cash equivalents. At December 31, 2022, the Company had $8.0 million in money market funds all of which were held in cash. As of December 31, 2023, the Company had closed its money market funds.

Restricted cash

The Company was required to maintain a restricted cash balance of $6.3 million as of December 31, 2022, in connection with the Wintrust Credit Facility. As a result of the full repayment of the Wintrust Credit Facility, there are no restrictions on cash as of December 31, 2023. See “Note 8 - Debt” for additional information.

Accounts receivable and allowance for credit losses

Accounts receivable consist of unpaid buyer invoices from the Company’s customers and credit card payments receivable from third-party credit card processing companies. Accounts receivable is stated at the amount billed to customers, net of point of sale and cash discounts. The Company assesses the collectability of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors. Based on this analysis, an allowance for credit losses is recorded, and the provision is included within SG&A expense. The Company recorded approximately $0.1 million allowance for credit losses for the years ended December 31, 2023 and 2022.

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

Goodwill

Goodwill is evaluated for impairment either through a qualitative or quantitative approach at least annually, or more frequently if an event occurs or circumstances change that indicate the carrying value of a reporting unit may not be recoverable. If a quantitative assessment is performed that indicates the carrying amount of a reporting unit exceeds its fair market value, an impairment loss is recognized to reduce the carrying amount to its fair market value. The fair market value is determined based on a weighting of the present value of projected future cash flows (the “income approach”) and the use of comparative market approaches (“market approach”). Factors requiring significant judgment include, among others, the assumptions related to discount rates, forecasted operating results, long-term growth rates, the determination of comparable companies and market multiples. Fair value measurements used in the impairment review of goodwill are Level 3 measurements. See further information about the Company’s policy for fair value measurements within this section below. See “Note 6 - Goodwill and intangible assets” for additional information regarding the goodwill impairment test.

Intangible assets

Finite-lived Intangible assets acquired are carried at cost, less accumulated amortization. Amortization expense is included in selling, general and administrative expenses on the consolidated statements of operations. The Company assesses long lived assets, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of the asset group may not be recoverable. The Company operates as a single reporting unit and as such, is the asset group when assessing finite-lived intangible assets for impairment. If impairment indicators are present, the Company performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to its long-lived asset group to its carrying value. If the carrying amount of an asset group is not recoverable, an impairment loss is recognized based on the excess of the carrying value of the impaired asset group over its fair value. An impairment loss for an asset group is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group shall not reduce the carrying amount of that asset below its fair value whenever that fair value is determinable without undue cost and effort.

Share repurchases

On May 10, 2022, the Company’s board of directors approved a share repurchase program that authorized the repurchase of up to $3.0 million of the Company’s outstanding common stock in the open market through December 31, 2022. Repurchased shares are immediately retired and returned to unissued status. During the years ended December 31, 2023 and 2022, no shares were repurchased.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that some or all the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2023 and 2022, the Company does not have any significant uncertain income tax positions. If incurred, the Company would classify interest and penalties on uncertain tax positions as income tax expense.

The Company was incorporated on May 6, 2019. Prior to this date, the Company operated as a flow through entity for state and U.S. federal tax purposes. The Company files a U.S. federal and state income tax return, including for its wholly owned subsidiaries.

Revenue

Generally, the Company’s customer contracts have a single performance obligation, and revenue is recognized when the product is shipped as this is when it has been determined that control has been transferred. Amounts billed and due from customers are classified as receivables and require payment on a short-term basis and therefore do not have any significant financing components.

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

Advertising

The Company charges advertising costs to expense as incurred and such charges are included in SG&A expense. The Company’s advertising expenses consist primarily of online advertising, search costs, email advertising and radio advertising. In addition, the Company reimburses its customers and third parties for in store activities and record these costs as advertising expenses. Advertising costs were $6.8 million and $12.2 million for the years ended December 31, 2023 and 2022, respectively, of which $2.1 million is related to the amortization of the prepaid advertising contract with iHeart for the year ended December 31, 2022. See “Note 4 - Prepaid expenses and other current assets” for additional information on the prepaid advertising contract with iHeart.

Freight Out

Costs incurred for shipping and handling, including moving finished product to customers are included in SG&A expense. Shipping costs associated with moving finished products to customers were $1.3 million and $1.6 million for the years ended December 31, 2023 and 2022, respectively.

Research and development

Research and development costs related to developing and testing new products are expensed as incurred and included in SG&A expense. Research and development costs were $0.1 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively.

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

Operating leases

The Company determines if a contract or arrangement meets the definition of a lease at inception. The Company has elected to make the accounting policy election for short-term leases. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Lease renewal options are only included in the measurement if the Company is reasonably certain to exercise the optional renewals. Any variable lease costs, other than those dependent upon an index or rate, are expensed as incurred. If a lease does not provide a readily available implicit rate, the Company estimates the incremental borrowing discount rate based on information available at lease commencement.

The Company’s only remaining operating lease as of December 31, 2023 relates to office space. There are no material residual value guarantees or material restrictive covenants.

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

The fair value of the Company’s money market funds is based on quoted market prices using Level 1 inputs. The fair value for the Company’s term loan and line of credit approximates carrying value as the instrument has a variable interest rate that approximates market rates. The inputs related to the Company’s term loan and line of credit are reflected as Level 3 inputs.

The Company values it’s warrant liabilities using Level 3 inputs.

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

Segment information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has viewed its operations and manages its business as one segment. The Company’s CODM reviews operating results on an aggregated basis. All the assets and operations of the Company are in the U.S.

New Accounting Standards

Recently adopted

ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”

In June 2016, the FASB issued ASU 2016-13, a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard was effective for the Company on January 1, 2023. The new standard did not have a material impact on the consolidated financial statements for the year ended December 31, 2023.

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

Information about the Company’s net sales by revenue channel is as follows (in thousands):

	Twelve Months Ended December 31,
	2023		2022
E-commerce (1)	$13,405	35%	$14,565	27%
Brick & Mortar	$5,870	15%	$11,624	21%
DTC	$5,597	15%	$6,620	12%
International (2)	$13,720	35%	$21,851	40%
Net Sales	$38,592	100%	$54,660	100%

(1)	The Company’s E-commerce channel includes two customers that amounted to greater than 10% of the Company’s total net sales. These customers had $5.9 million and $7.1 million of net sales for the year ended December 31, 2023, respectively and $7.5 million and $6.6 million of net sales for the year ended December 31, 2022, respectively.

(2)	One of the Company’s International customers that distributes products in China amounted to greater than 10% of the Company’s total net sales during the years ended December 31, 2023 and December 31, 2022 and represented $11.0 million and $17.7 million of net sales, respectively.

Note 3 - Inventories

Inventories are summarized as follows (in thousands):

	December 31, 2023	December 31, 2022
Food, treats and supplements	$6,296	$10,212
Inventory packaging and supplies	1,166	1,699
Total Inventories	7,462	11,911
Inventory reserve	(851)	(1,654)
Inventories, net	$6,611	$10,257

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets are summarized as follows (in thousands):

	December 31, 2023	December 31, 2022
Prepaid advertising contract with iHeart (1)	$—	$—
Prepaid marketing expenses	451	—
Other prepaid expenses and other current assets	361	1,051
Total Prepaid expenses and other current assets	$812	$1,051

(1)	On August 28, 2019, the Company entered into a radio advertising agreement with iHeart Media + Entertainment, Inc. (“iHeart”) and issued 166,667 shares of common stock valued at $3.4 million for future advertising services. The Company issued an additional 20,834 shares valued at $0.1 million on March 5, 2020 pursuant to the agreement. The current portion of the remaining value, reflected above, is the remaining value of services that the Company expects to utilize within the twelve months following the reporting period date, unless the term is extended. The Company utilized the remaining advertising services during the year ended December 31, 2022.

Note 5 - Fixed assets

Fixed assets consist of the following (in thousands):

	Estimated Useful Life	December 31, 2023	December 31, 2022
Equipment	2 - 5 years	$18	$7
Furniture and fixtures	2 - 5 years	221	221
Computer software, including website development	2 - 3 years	187	187
Computer equipment	1 - 2 years	108	129
Total fixed assets		534	544
Accumulated depreciation		(304)	(169)
Fixed assets, net		$230	$375

Depreciation expense was $0.2 million for the years ended December 31, 2023 and 2022, respectively.

Note 6 – Goodwill and intangible assets

Goodwill

The change in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 is summarized as follows (in thousands):

	December 31, 2023	December 31, 2022
Beginning balance	$—	$18,614
Impairment expense	—	(18,614)
Ending balance	$—	$—

Goodwill is evaluated for impairment if an event occurs or circumstances change that indicate the carrying value of a reporting unit may not be recoverable. During July 2022, the Company completed a legal merger of TruPet and Halo, Purely for Pets, Inc., a wholly owned subsidiary of Better Choice Company Inc. (“Halo”), with Halo as the surviving entity in connection with the execution of rebranding its former TruDog brand under the Halo brand umbrella. In conjunction with the legal merger and rebranding, the Company performed an analysis of its reporting units and concluded it has one reporting unit after the legal merger and rebrand, and as such, the Company performed a quantitative goodwill assessment as of July 1, 2022 in addition to its annual impairment test as of October 1, 2022.

Under the quantitative approach, the Company makes various estimates and assumptions to determine the estimated fair value of the reporting unit using a combination of a discounted cash flow model and a guideline comparable analysis. The fair value measurements used in the impairment review of goodwill are Level 3 measurements which include unobservable inputs that are supported by little, infrequent or no market activity and reflect management’s own assumptions. The key assumptions used in estimating the fair value of its reporting units as of July 1, 2022 and October 1, 2022 utilizing the income approach include the discount rate and revenue growth rates. The discount rate utilized in estimating the fair value of its reporting units as of July 1, 2022 and October 1 2022 was 20.0%, reflecting the assessment of a market participant’s view of the risks associated with the projected cash flows. Revenue growth rates varied for each year included in the valuation model based on management’s best estimate of forecasted operating results. The assumptions used in estimating the fair values are based on currently available data and management’s best estimates of revenues, EBITDA margins, and cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management’s application of these assumptions. As a result of the annual impairment test, the Company recorded an intangible asset impairment charge of $18.6 million during the year ended December 31, 2022, resulting in full impairment to the goodwill carrying value.

Intangible assets

The Company’s intangible assets include the trade name and customer relationships. As of December 31, 2023, impairment indicators were present which required a recoverability test to be performed. As a result of the recoverability test, the carrying value of the asset group exceeded its fair value and the Company recorded an impairment charge of $8.5 million for the year ended December 31, 2023, which resulted in a full impairment to the carrying value of the trade name and customer relationships. This non-cash charge was recorded to intangible asset impairment expenses on the consolidated statements of operations. The Company did not record any impairment loss on long-lived assets for the year ended December 31, 2022.

The assumptions used in estimating the undiscounted future cash flows are based on currently available data and management’s best estimates of future income statement and working capital elements. A change in market conditions or other factors could have a material effect on the estimated values. Fair value was determined based on discounted cash flows requiring judgement. These factors include, among others, the assumptions related to discount rates, forecasted operating results, long-term growth rates, the determination of comparable companies and market multiples. The measurements used in the impairment review of finite-lived intangible assets are Level 3 measurements. There are inherent uncertainties related to the assumptions used and to management’s application of these assumptions.

The Company’s intangible assets (in thousands) and related useful lives (in years) are as follows:

		December 31, 2023
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Carrying Amount
Customer relationships	—	$7,190	$(4,142)	$(3,048)	$—
Trade name	—	7,500	(2,016)	(5,484)	—
Total intangible assets		$14,690	$(6,158)	$(8,532)	$—

		December 31, 2022
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	7	$7,190	$(3,115)	$4,075
Trade name	15	7,500	(1,516)	5,984
Total intangible assets		$14,690	$(4,631)	$10,059

Amortization expense was $1.5 million for the years ended December 31, 2023 and 2022, respectively.

The Company assesses intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. If impairment indicators are present, the Company performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to these long-lived assets to their carrying value. The assumptions used in estimating the undiscounted future cash flows are based on currently available data and management’s best estimates of revenues, EBITDA margins, and working capital and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management’s application of these assumptions. As a result of the recoverability test performed, the carrying value of the asset group exceeded its fair value, therefore a quantitative impairment test was performed to compare the fair value of the trade name and customer relationships assets with their carrying value. As a result, the Company recorded an impairment charge of $8.5 million during the year ended December 31, 2023, resulting in full impairment to the carrying value of the trade name and customer relationships intangible assets.

Note 7 – Accrued and other liabilities

Accrued and other liabilities consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued taxes	105	110
Accrued payroll and benefits	487	688
Accrued trade promotions and advertising	90	567
Accrued interest	254	84
Accrued commissions	686	385
Deferred revenue	7	336
Short-term financing	162	165
Other	294	261
Total accrued and other liabilities	$2,085	$2,596

Note 8 – Debt

The components of the Company’s debt consist of the following (in thousands):

	December 31, 2023			December 31, 2022
	Amount	Rate	Maturity date	Amount	Rate	Maturity date
Term loan, net	$2,881	(2)	6/21/2026	$—
Line of credit, net	1,741	(3)	6/21/2025	11,444	(1)	10/31/2024
Total debt	4,622			11,444
Less current portion	4,622			—
Total long-term debt	$—			$11,444

(1)	Interest at a variable rate of the daily U.S. Federal Funds Rate plus 375 basis points with an interest rate floor of 3.75% per annum.

(2)	Interest at a fixed rate of 10.00% per annum.

(3)	Interest at a variable rate of the daily U.S. Federal Funds Rate plus 250 basis points with an interest rate floor of 5.50% per annum.

Wintrust term loan and lines of credit

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

On June 21, 2023, the Company paid off the entire balance in the sum of $13.5 million of the Wintrust Credit Facility removing any covenant requirements to be met at December 31, 2023.

As of December 31, 2023, there was no outstanding balance related to the Wintrust Credit Facility. As of December 31, 2022, the line of credit outstanding was $11.4 million, net of debt issuance costs of less than $0.2 million. Debt issuance costs are amortized using the effective interest method.

Wintrust Receivables Credit Facility

On June 21, 2023, the Company entered into an account purchase agreement with Wintrust Receivables Finance (AP Agreement), a division of Wintrust Bank N.A. (“Wintrust”) pursuant to which Wintrust will purchase, at its discretion, eligible customer invoices and advance up to 75% of the face amount of all purchased invoices. The maximum outstanding balance can be $4.8 million. Each advance under the Advance Purchase Agreement will bear a variable interest rate at the prime rate plus 2.5% percentage per annum. The interest rate at December 31, 2023 was 11.0% per annum. The AP Agreement has an initial term of two years and will automatically renew annually unless terminated by the Company on at least 60 days’ notice. The Wintrust Receivables Credit Facility is guaranteed and secured by a general security interest in the assets of the Company. The Company continues to service the receivables, the transfers are at full recourse and the eligible customer invoices are not legally isolated from the Company. As such, the Wintrust Receivables Credit Facility was accounted for as a secured borrowing under ASC 860.

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

Borrowing under the Wintrust Receivables Credit Facility are classified as current debt as a result of a required lockbox arrangement and a subjective acceleration clause. During the year ended December 31, 2023, the Company sold receivables having an aggregate face value of $10.5 million, in exchange for cash proceeds of $7.8 million. As of December 31, 2023, the balance outstanding on the Wintrust Receivables Credit Facility amounted to $1.7 million.

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

The Term Loan bears an interest rate of 10% per annum, compounded quarterly, and will mature on June 21, 2026. Accrued interest on the Term Loan is payable quarterly in cash or, at the election of the Company, in-kind by capitalizing such interest and adding it to the then-outstanding principal amount of the Term Loan. The Term Loan Agreement provides for customary financial covenants and customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company was not in compliance with these covenants as of December 31, 2023. The Company may prepay the principal of the Term Loan at any time upon written notice to Alphia and subject to a prepayment penalty if such prepayment occurs prior to June 21, 2025.

The Term Loan is secured by a general security interest on the assets, including the intellectual property of the Company and Halo pursuant to (i) that certain Term Loan Security Agreement, dated June 21, 2023, made by the Company and Halo in favor of Alphia (the “Security Agreement”) and (ii) that certain Intellectual Property Security Agreement, dated as of June 21, 2023, of the Company and Halo in favor of Alphia (the “Intellectual Property Security Agreement”). The Company has also pledged all of the capital stock of Halo held by the Company as additional collateral for the Term Loan.

The term Loan is guaranteed by Halo pursuant to that certain Term Loan Guaranty, dated as of June 21, 2023, by and between Halo and Alphia (the “Term Loan Guaranty”).

As of December 31, 2023, the Company’s indebtedness on the Alphia Term Loan Facility is $5.0 million and $0.3 million of payable-in-kind (“PIK”) interest. As discussed below, the total value of the consideration received in connection with the Term Loan Agreement was first allocated to the Warrants (as defined in Note 11) at fair value, with the remainder allocated to debt. Accordingly, the Company recorded a debt discount of $2.2 million on the Alphia Term Loan Agreement (see Note 11 for further discussion). Furthermore, the Company incurred debt issuance costs of $0.2 million. The discount and debt issuance costs associated with the Term Loan Agreement are amortized using the effective interest method.

Future Debt Maturities

Future debt maturities as of December 31, 2023 and for succeeding years are as follows (in thousands):

Year ending December 31:
2024	$5,291
2025	$—
2026	$—
Total	$5,291

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

The Company estimates the fair value of the term loan based on a discounted cash flow method. The carrying value of the term loan was based on an accounting entry where proceeds from the loan were first allocated to the warrants liabilities. The following table presents the carrying amount and fair value of the Company’s term note and line of credit by hierarchy level:

			December 31, 2023		December 31, 2022
	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan, net	Level 3	(2)	$2,881	$3,314	$—	$—
Line of credit	Level 2	(1)	$1,741	$1,741	$11,444	$11,444

(1)	the fair value estimates are based upon observable market data

(2)	the fair value estimates are based on unobservable inputs reflecting management’s assumptions about inputs used in pricing the asset or liability

Note 10 – Commitments and contingencies

The Company has manufacturing agreements with its vendors that provides for the company to make its commercial best efforts to purchase minimum quantities in the ordinary course of business. The Company had no material purchase obligations as of December 31, 2023 or 2022.

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

Note 11 – Warrants

The following summarizes the Company’s outstanding warrants to purchase shares of the Company’s common stock as of and for the years ended December 31, 2023 and 2022:

	Warrants	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2021	214,400	$5.92
Issued	—	$—
Exercised	—	$—
Terminated/Expired	—	$—
Warrants outstanding as of December 31, 2022	214,400	$5.92
Issued	335,639	$11.44
Exercised	—	$—
Terminated/Expired	—	$—
Warrants outstanding as of December 31, 2023	550,039	$2.47

The intrinsic value of outstanding warrants was $0.0 million as of December 31, 2023 and 2022, respectively. The following discussion provides details on the various types of outstanding warrants and the related relevant disclosures around each type.

The warrants shown in the table above outstanding as of December 31, 2022, are equity classified warrants issued between May 2019 and January 2021. There was no intrinsic value associated with these equity warrants as of December 31, 2022.

In conjunction with the Alphia Term Loan Facility mentioned in Note 8 - Debt, the Company issued to Alphia (i) a warrant (the “First Tranche Warrant”) to purchase 148,758 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a price of $11.44 per share, and (ii) a warrant (the “Second Tranche Warrant” and together with the First Tranche Warrant, the “Warrants” or the “Alphia Warrants”) to purchase 186,882 shares of Common Stock at a price of $11.44 per share. Unless exercised, the Warrants expire on June 21, 2028. Alphia’s exercise of the Second Tranche Warrant was subject to the approval of the Company’s stockholders and was approved on November 15, 2023. The Warrants contained certain anti-dilution provisions in favor of Alphia in connection with any equity offering consummated by the Company prior to December 21, 2023 and equity issuances below the exercise price of the Warrants. The Warrants also contain a cashless exercise option at the election of Alphia.

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

The Company evaluated the Alphia Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”) and concluded they did not initially meet the criteria to be classified in shareholders’ equity. Specifically, there were contingent exercise provisions and settlement provisions that existed, including provisions where the number of shares available under the warrants may be adjusted based on a percentage of equity. Because the number of outstanding common shares was not a fair value input to a fixed-for-fixed model, this provision violated indexation guidance. Therefore, the warrants were not indexed to the Company’s stock. The Alphia warrant liabilities were remeasured at fair value each reporting period until provisions precluding equity classification lapsed and the Company reassessed the warrants classification on December 21, 2023. The total value of the consideration received in connection with the Alphia Term Loan Agreement was first allocated to warrants liabilities at fair value, with the remainder allocated to the Alphia Term Loan Agreement. Accordingly, the Company recorded a discount of $2.2 million on the Alphia Term Loan Agreement (see Note 8 – Debt for further discussion).

The Alphia warrant liabilities were determined using a risk-neutral Monte Carlo simulation based approach, a Level 3 valuation. The significant inputs to the warrant liabilities were as follows:

	December 21, 2023
	First Tranche Warrant	Second Tranche Warrant
Exercise price	$11.44	$11.44
Stock price	$12.00	$12.00
Volatility	62.0%	62.0%
Time to maturity	5 years	5 years
Risk-free rate	3.92%	3.92%
Dividend yield	—%	—%

The following table summarizes the Alphia warrant liability activity for twelve months ended December 31, 2023:

Balance as of December 31, 2022	$—
Warrant liabilities issued	2,208
Change in fair value of warrant liabilities	236
Reclassification of warrants liabilities to equity	(2,444)
Balance as of December 31, 2023	$—

The change in fair value related to the Alphia warrant liabilities was $0.2 million for the twelve months ended December 31, 2023. There were no transfers to/from levels 1, 2 and 3 during the twelve months ended December 31, 2023. The anti-dilution provisions which previously precluded equity treatment of the warrants, expired on December 21, 2023, and thus the warrants were reclassified and presented in equity as of December 31, 2023.

Note 12 – Share-based compensation

During the year ended December 31, 2023 and December 31, 2022, the Company recognized $1.8 million and $3.0 million, respectively, of share-based compensation expense.

On November 11, 2019, the Company received shareholder approval for the Amended and Restated 2019 Incentive Award Plan (the “Amended 2019 Plan”). The Amended 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock or cash-based awards or a dividend equivalent award. The Amended 2019 Plan authorized the issuance of 24,621 shares of common stock which was increased to 34,091 after the Halo acquisition; the Amended 2019 Plan also provides for an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 10% of the shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of common stock as determined by the Board; provided, however, not more than 204,546 shares of common stock shall be authorized for issuance. The authorized shares for issuance was increased to 61,364 on January 1, 2021, increased to 127,606 on January 1, 2022 and again increased to 194,493 on January 1, 2023.

Stock options

The following table provides detail of the options granted and outstanding (dollars in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2021	61	$6.10	8.5	$—
Granted	14	$2.24
Forfeited/Expired	(5)	$5.26
Options outstanding as of December 31, 2022	70	$5.39	7.2	$—

Options exercisable as of December 31, 2022	49	$5.84	6.5	$—
Fully vested options as of December 31, 2022	49	$5.84	6.5	$—
Options expected to vest as of December 31, 2022	21	$4.32	8.8	$—

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2022	70	$5.39	7.2	$—
Granted	5	0.35
Forfeited/Expired	(21)	5.19
Options outstanding as of December 31, 2023	54	$5.03	5.7	$—

Options exercisable as of December 31, 2023	46	$5.54	5.2	$—
Fully vested options as of December 31, 2023	46	$5.54	5.2	$—
Options expected to vest as of December 31, 2023	8	$1.74	8.9	$—

Options granted under the Amended 2019 Plan vest over a period of two to three years. All vested options are exercisable and may be exercised through the ten-year anniversary of the grant date (or such earlier date described in the applicable award agreement).

During the years ended December 31, 2023 and 2022, $1.0 million and $2.4 million, respectively, of share-based compensation expense was recognized related to options issued. As of December 31, 2023, unrecognized share-based compensation related to options was $0.2 million, which is expected to be recognized over a weighted average period of 0.4 years.

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model, using the following assumptions primarily based on historical data:

Years Ended December 31,
	2023	2022
Risk-free interest rate	0.33 - 4.02%	1.70 - 4.02%
Expected volatility (1)	0.0% - 72.5%	65.0% - 72.5%
Expected dividend yield	—%	—%
Expected life (years) (2)	0 - 7.6	6.0 - 6.5

(1)	Expected volatility was determined using a combination of historical volatility and implied volatility.
(2)	For certain options, the simplified method is utilized to determine the expected life due to the lack of historical data.

Restricted Stock Awards

In February 2022, the Company granted 4,962 shares of restricted common stock to members of its board of directors under the Amended 2019 Plan as compensation for annual board service. These restricted stock awards were immediately vested and, as such, the Company recorded share-based compensation expense of $0.5 million upon issuance.

During the fourth quarter of 2022, the Company granted 1,489 shares of restricted common stock to a member of its board of directors for service as interim CEO. These restricted stock awards were immediately vested and, as such, the Company recorded share-based compensation expense of less than $0.1 million upon issuance.

In January 2023, the Company granted 20,292 shares of restricted common stock to members of its board of directors under the Amended 2019 Plan as compensation for annual board service. These restricted stock awards were immediately vested and, as such, the Company recorded share-based compensation expense of $0.5 million upon issuance.

In January 2023, the Company granted 4,545 shares of restricted common stock to certain executives and employees under the Amended 2019 Plan as performance bonus compensation totaling $0.1 million. These restricted stock awards were issued on the grant date with a one year cliff vesting condition and the Company will recognize the expense over the vesting period.

During the first quarter of 2023, the Company granted 409 shares of restricted common stock to a member of its board of directors for service as interim CEO. These restricted stock awards were immediately vested and, as such, the Company recorded share-based compensation expense of less than $0.1 million upon issuance.

During the second quarter of 2023, the Company granted 909 shares of restricted common stock to certain executives and employees under the Amended 2019 Plan as performance bonus compensation totaling less than $0.1 million. These restricted stock awards were issued on the grant date with a one year cliff vesting condition and the Company will recognize the expense over the vesting period.

During the third quarter of 2023, the Company granted 34,090 shares of restricted common stock to two members of its board of directors. These restricted stock awards were immediately vested and, as such, the Company recorded share-based compensation expense of less than $0.3 million upon issuance.

Note 13 – Employee benefit plans

The Company has a qualified defined contribution 401(k) plan, which covers substantially all of its employees. Participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the IRS. The Company matches participant contributions pursuant to the terms of the plan, which contributions are limited to a percentage of the participant’s eligible compensation. The Company made contributions related to the plan and recognized expense of $0.1 million and $0.2 million during the years ended December 31, 2023 and 2022, respectively.

Note 14 – Related party transactions

Director Fees

The Company pays quarterly board of director fees. Board of director fees totaled $0.3 million during the years ended December 31, 2023 and 2022. As of December 31, 2023 and 2021, $0.1 million of these director fees were in accounts payable on the Consolidated Balance Sheets, respectively.

Marketing Support Services

On March 7, 2023, the Company entered into an agreement with Believeco to provide marketing support services for an interim period. A member of the Company’s board of directors is a partner at Believeco. As of December 31, 2023 marketing expense related to Believeco totaled $0.4 million of which $0.1 million is included within Accounts Payable.

Note 15 – Income taxes

For the year ended December 31, 2023, the Company recorded income tax expense of less than $0.1 million. For the year ended December 31, 2022, the Company recorded income tax benefit of less than $0.1 million. For the years ended December 31, 2023 and 2022, the Company’s effective tax rate was 0%. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily because the Company’s losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of net operating losses (“NOLs”) for the years ended December 31, 2023 and 2022.

The following table is a reconciliation of the components that caused the Company’s provision for income taxes to differ from amounts computed by applying the U.S. federal statutory rate of 21% (in thousands):

	Years Ended December 31,
	2023		2022
Statutory U.S. Federal income tax	$(4,782)	21.0%	$(8,260)	21.0%
State income taxes, net	(309)	1.3%	(167)	0.4%
Meals and entertainment	5	—%	—	—%
Change in valuation allowance	5,031	(22.1)%	5,384	(13.7)%
Goodwill impairment	—	—%	3,802	(9.7)%
Warrant valuation	50	(0.2)%	—	—%
Tax effect of non-deductible equity instruments	—	—%	—	0.1%
Return to provision adjustment	5	—%	(5)	—%
Other	2	—%	(772)	2.0%
Total provision	$2	0.0%	$(18)	0.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred income tax assets:
Net operating loss carryforwards	$21,662	$19,182
ROU assets	28	42
Share-based compensation	5,320	5,251
Inventory	68	157
Other assets	2,508	2,306
Gross deferred tax assets	29,586	26,938
Valuation allowance	(29,509)	(24,479)
Net deferred tax assets	$77	$2,459
Deferred income tax liabilities:
Fixed assets	(50)	(86)
Operating lease liabilities	(27)	(41)
Intangibles	—	(2,332)
Deferred tax liabilities, net of valuation allowance	$—	$—

As of December 31, 2023, the Company had a deferred tax asset (before valuation allowance) recorded on gross federal and state net operating loss carryforwards of approximately $89.7 million and $59.3 million, respectively. The net operating losses will begin to expire in 2026.

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets in the future. A significant piece of objective negative evidence evaluated was the cumulative loss incurred through the years ended December 31, 2023 and 2022. Such objective evidence limits the ability to consider other subjective positive evidence such as current year taxable income and future income projections. On the basis of this evaluation, as of December 31, 2023, a valuation allowance of $(29.5) million was recorded since it is more likely than not that the deferred tax assets will not be realized.

Changes in valuation allowance are as follows (in thousands):

	Years Ended December 31,
	2023	2022
Valuation allowance, at beginning of year	$24,479	$19,095
Increase in valuation allowance	5,030	5,384
Valuation allowance, at end of year	$29,509	$24,479

As of December 31, 2023 and 2022, the Company does not have any significant uncertain tax positions and as of December 31, 2023 and 2022, the Company had no accrued interest and penalties related to uncertain income tax positions. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. If incurred, the Company would classify interest and penalties on uncertain tax positions as income tax expense.

The Company is subject to taxation in the U.S. federal and various state jurisdictions. The Company is not currently under audit by any taxing authorities. The Company remains open to examination by tax jurisdictions for tax years beginning with the 2020 tax year for federal and 2018 for states. Federal and state net operating losses are subject to review by taxing authorities in the year utilized and future years.

Note 16 – Concentrations

Major suppliers

The Company sourced approximately 64% of its inventory purchases from two vendors for the year ended December 31, 2023. The Company sourced approximately 69% of its inventory purchases from three vendors for the year ended December 31, 2022.

Major customers

Accounts receivable from two customers represented 79% of accounts receivable as of December 31, 2023. Accounts receivable from three customers represented 88% of accounts receivable as of December 31, 2022. Three customers represented 62% of gross sales for the year ended December 31, 2023. Three customers represented 58% of gross sales for the year ended December 31, 2022.

Credit risk

As of December 31, 2023 and 2022, the Company’s cash and cash equivalents were deposited in accounts at several financial institutions and may maintain some balances in excess of federally insured limits. The Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents.

Note 17 – Loss per share

The Company presents loss per share on a basic and diluted basis. Basic (loss) earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding (“WASO”) during the period. Diluted loss per share includes the dilutive effect of common stock equivalents consisting of stock options and warrants using the treasury stock method and convertible notes and preferred stock using the if-converted method. Under the treasury stock method, the amount the holder must pay for exercising stock options or warrants and the amount of average compensation cost for future service that has not yet been recognized are collectively assumed to be used to repurchase shares.

For the year ended December 31, 2023, the Company’s basic and diluted net loss per share attributable to common stockholders are the same as the Company generated a net loss and common stock equivalents are excluded from diluted net loss per share as they have an anti-dilutive impact. Therefore, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. For the year ended December 31, 2022, potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows: 214,400 of stock equivalent warrants, 69,654 of stock equivalent employee stock options and 146 of stock equivalent other options. For the year ended December 31, 2023, potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows: 335,640 of Alphia Warrants (148,758 First Tranche Warrant and 186,882 Second Tranche Warrant); 214,400 of stock equivalent warrants; and 53,285 of stock equivalent employee stock options.

The following table sets forth basic and diluted net (loss) earnings per share attributable to common stockholders for the years ended December 31, 2023 and 2022 (in thousands, except share and per share amounts):

	Year ended December 31,
	2023	2022
Numerator:
Net loss	$(22,770)	$(39,316)
Less: Adjustment due to warrant modifications	—	—
Adjusted net loss available to common stockholders	$(22,770)	$(39,316)
Denominator:
Basic WASO	705,185	667,114
Dilutive common stock equivalents	—	—
Diluted WASO	705,185	667,114

Net loss per share attributable to common stockholders, basic	$(32.29)	$(58.93)
Net loss per share attributable to common stockholders, diluted	$(32.29)	$(58.93)

Note 18 – Subsequent events

On February 9, 2024, the Company announced the acquisition of all the issued and outstanding common shares of Aimia Pet Healthco, Inc. for consideration consisting of 45,629 shares of common stock of the Company. The Company has not yet completed its evaluation of certain assets and liabilities acquired, or treatment of this transaction as either a business combination or asset acquisition in accordance with Topic 805.

In February 2024, the Company granted 42,088 shares of restricted common stock to members of its Board of Directors as part of their equity compensation pursuant to the Amended and Restated 2019 Incentive Award Plan. These restricted stock awards were immediately vested and, as such, the Company recorded share-based compensation expense of $0.4 million upon issuance.

On March 25, 2024, Better Choice Company, Inc. (“BTTR”) initiated a legal action to enforce a right of first refusal (“ROFR”) option exercised by Alphia, Inc. (“Alphia”), which is controlled by a Paris-based private equity firm, PAI Partners. The Company is unable to predict the outcome or impact on its business and financial results.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the year ended December 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the material weaknesses discussed below. Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the condensed consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was not effective due to the material weaknesses described below.

Material Weaknesses

In July 2023, Management became aware of a cybersecurity incident via email compromise. Management investigated the matter internally and engaged a third-party forensics expert to facilitate a full investigation to determine the exact nature, timing, and magnitude of the breach. The root cause of the incident was traced to lack of Multi-Factor Authentication (“MFA”) protection allowing a brute force attack on the user’s hosted Microsoft Exchange email account. Management determined that although there was a control that was designed and implemented, it did not prevent the cybersecurity breach. Management has thus determined that there is a material weakness related to the failure to maintain controls that should have been operating effectively as of December 31, 2023.

Additionally, our internal controls over financial reporting were not effective as of December 31, 2023, due to a material weakness in analyzing complex accounting transactions, including the proper classification of warrants as liabilities and the related financial statement disclosures, and the proper assessment of triggering events that occurred that would require an impairment analysis over intangible assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management has determined that we did not design and maintain effective controls to support proper revenue recognition. Specifically, management did not have effective controls (i) to ensure the accuracy of data input for price and quantity and (ii) to ensure that there was effective testing of period end sales cutoff, including a proper review and comparison of invoices.

Remediation Plan

To address the material weakness associated with failure to maintain controls over the operating effectiveness of IT general controls, we transitioned to a new outsourced managed IT service provider with an appropriate level of knowledge and technical experience to design and maintain IT general controls. We have also planned to (i) establish policies and procedures for the design and operation of IT general controls, (ii) implement an IT general controls framework, and (iii) where necessary, we have identified, implemented, and documented IT general controls. We continue to evaluate the appropriate controls to design and maintain effective controls supporting financial systems relevant to our financial reporting processes. We continue to evaluate staffing requirements and technology improvement opportunities to further address and achieve remediation.

To address the material weakness in internal controls related to the accounting for complex accounting transactions, we plan to engage outside advisors with specialist knowledge of GAAP and valuation as it relates to our complex financial instruments.

To address the material weakness in internal controls related to the revenue recognition, we continue to evaluate the appropriate controls to design and maintain effective controls supporting revenue recognition and are in the process of enhancing certain controls over revenue, including adding resources and training programs addressing the design, implementation, and documentary evidence requirement of control procedures over revenue recognition for appropriate personnel.

Although we implemented measures and plan to implement additional measures to remedy our internal control deficiencies, there can be no assurance that our efforts will be successful. In addition, until the remediation steps have been completed and operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weaknesses identified and described above will continue to exist.

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses described above, there has not been any change in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, those controls.

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

Name	Age	Position	Director Since
Kent Cunningham(1)	52	Chief Executive Officer	n/a
Carolina Martinez	34	Chief Financial Officer, Secretary and Treasurer	n/a
Lionel F. Conacher	60	Director	2021
Arlene Dickinson(1)	66	Director	2021
Gil Fronzaglia	61	Director	2021
John M. Word III	76	Director	2019
Michael Young	44	Chairman of the Board of Directors	2019

(1) Ms. Dickinson resigned effective April 1, 2024, and Mr. Cunningham was appointed as a member of the Board, effective April 1, 2024, to fill the vacancy resulting from Ms. Dickinson’s resignation.

Kent Cunningham. Mr. Cunningham was appointed as Chief Executive Officer of the Company effective as of May 22, 2023. Prior to joining the Company, Mr. Cunningham was a Principal with Catapult Consulting where he provided management and M&A advisory consulting services from February 2022 to May 2023. Prior to consulting, Mr. Cunningham served as the Chief Executive Officer of 1440 Foods, a sports and active nutrition company, between August 2021 and January 2022. Prior to 1440 Foods, he was a General Manager at The Bountiful Company, an American dietary supplements company, from May 2019 to August 2021. Prior to The Bountiful Company, Mr. Cunningham was Chief Marketing Officer for Whole Earth Brands, a global food company providing plant-based sweeteners and flavor enhancers, between April 2018 and May 2019. From 2013 to April 2018, Mr. Cunningham held various marketing positions at Glanbia Performance Nutrition, a global nutrition company. From 2006 to 2013, Mr. Cunningham held various Marketing positions at MARS Petcare, owner of several health and nutrition pet food brands. Mr. Cunningham is a passionate brand builder and business leader with over 25 years of CPG and Health & Wellness marketing and sales experience across a range of corporate environments and categories including accelerating growth within multinationals, brand turnarounds and high value exits in the private equity business for the likes of KKR & Co. Inc. Mr. Cunningham holds an MBA in Marketing from Vanderbilt University and a BA in Communications from the University of Michigan. Mr. Cunningham was appointed as a member of the Board, effective April 1, 2024.

Carolina Martinez. Mrs. Martinez was appointed as Chief Financial Officer, effective August 2, 2023. Mrs. Martinez was previously appointed and served as the Interim Chief Financial Officer, Secretary and Treasurer of the Company effective as of April 3, 2023, and will continue to serve as the Secretary and Treasurer of the Company. Prior to joining the Company, Mrs. Martinez was a Director of CFO Partnership Solutions at ONE10 Advisors, LLC, (“ONE10 Advisors”) a strategic finance and accounting advisory firm in Tampa, FL. Prior to joining ONE10 Advisors in January 2022, Mrs. Martinez spent nine years at PricewaterhouseCoopers, LLP where she served as a Manager in the National Quality Organization office from March through December 2021, and in various assurance roles from January 2013 through March 2021 where she primarily served publicly traded companies. Mrs. Martinez is a Certified Public Accountant in the State of Florida and holds a Master of Science in Accounting from The University of Tampa and a Bachelor of Science in Business Administration, Accounting from the University of Central Florida.

Lionel F. Conacher. Mr. Conacher has served as a director since September 2021. He has over thirty years of financial experience, spanning senior positions in public companies in both Canada and the US, investment banking, private equity and venture capital. Mr. Conacher currently serves as Chairman of DXL Group (NASDAQ: DXLG), where he has successfully guided the retail chain through the COVID-19 pandemic. In 2018, Mr. Conacher co-founded a San Francisco based venture capital fund, Next Ventures, after serving as a Senior Advisor and Operating Partner at Altamont Capital Partners, a Palo Alto based Private Equity Firm, for over seven years. Prior to his experience at Altamont Partners, he co-founded and served as the CEO of Westwind Partners Inc., a specialized Canadian institutional investment bank that was ultimately sold to Thomas Weisel Partners for $170 million in 2007 before being acquired by Steifel in 2010. Mr. Conacher holds an A.B. in Economics & Art History from Dartmouth College and is also actively involved in a variety of non-profits.

Arlene Dickinson. Ms. Dickinson has served as a director since September 2021. She is a well-known entrepreneur and General Partner of District Ventures Capital, a venture capital fund focused on helping market, fund and grow entrepreneurs and their companies in the food and health space. Dickinson is widely recognized for her role as a Dragon / Venture Capitalist for over 12 seasons on the multi-award-winning CBC television series, Dragons’ Den. Prior to joining the cast of Dragons’ Den, she served as the President and CEO of Venture Communications, a Calgary based agency that became one of Canada’s largest independent marketing firms. She is a three-time best-selling author, podcaster and accomplished public speaker and sits on several public and private boards. Ms. Dickinson has won numerous awards, including Calgary Business Owner of the year, PROFIT Magazine’s Top 100 Women Business Owners and Canada’s Most Powerful Women Top 100. Ms. Dickinson resigned from the Board effective April 1, 2024.

Gil Fronzaglia. Mr. Fronzaglia has served as a director since April 2021. He has had a successful career serving as both a board and management team member for large consumer products companies, natural food and beverage startups and most notably as a founding member and VP of Operations for Blue Buffalo. In addition to joining the board of Better Choice in 2021, Gil has served as a Board Member of Quinn Snacks since 2016, where he was the Interim COO from December 2018 through July 2019. Mr. Fronzaglia has also served as a member of the board of Grillo’s Pickles, the premium pet care brand I And Love And You and Spindrift Beverage Co. Mr. Fronzaglia is based in Boulder, Colorado and holds a Bachelor of Science from Northeastern University, and a Masters of Business Administration from Barry University.

John M. Word III. Mr. Word has served as a director since January 2020. Mr. Word founded the Word & Brown General Agency in 1984 to market and distribute health plans through California’s huge brokerage community by 1986, the company was recognized as the largest independent small group health distributor in the nation. That same year, the company launched the nation’s first COBRA administration operation, sensing that employers needed assistance and qualified support with federal COBRA laws. CaliforniaChoice®, a groundbreaking enterprise empowering small business employees to select from multiple health plans within one program, was launched in 1996. Mr. Word’s professional credentials include Chartered Life Underwriter (CLU), Registered Health Underwriter (RHU), and Registered Employee Benefits Consultant (REBC). He has served as President of the California Association of Health Underwriters (CAHU), President of the Orange County Association of Health Underwriters (OCAHU), and Chairman of the National Association of Health Underwriters (NAHU) Leading Producers Roundtable program. Mr. Word holds a Bachelor of Science in Marketing and Finance from William Jewell College in Liberty, MO. We believe Mr. Word’s qualifications to serve as a director of our Company include his background in running successful organizations, understanding of consumer needs and marketing to those needs. Mr. Word holds a Bachelor of Science in Marketing and Finance from William Jewel College in Liberty, MO.

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

Board of Directors

The number of members of our Board of Directors will be determined from time to time by resolution of the Board of Directors. Currently, our Board of Directors consists of five persons. Our Directors hold office until the earlier of their death, resignation, retirement, disqualification or removal or until their successors have been duly elected and qualified.

Committees of the Board

We have an Audit Committee, a Compensation Committee, a Nominating and Governance Committee, and a Strategic Advisory Committee. Each such committee of the Board of Directors has or will have the composition and responsibilities described below. Each committee is governed by a written charter. In 2022, each director attended all of the meetings of the Board and the committees on which such director serves. Each committee charter is posted on our website at https://ir.betterchoicecompany.com/corporate-governance. From time to time, our Board may also establish other, special committees when necessary to address specific issues.

Audit Committee

Our Audit Committee’s responsibilities include, among other matters: appointing, approving the compensation of, and assessing the independence of our registered public accounting firm; overseeing the work of our registered public accounting firm, including through the receipt and consideration of reports from such firm; reviewing and discussing with management and the registered public accounting firm our annual and quarterly financial statements and related disclosures; coordinating our Board of Directors’ oversight of our internal control over financial reporting, disclosure controls and procedures; discussing our risk management policies; meeting independently with our internal auditing staff, if any, registered public accounting firm and management; reviewing and approving or ratifying any related person transactions; and preparing the audit committee report required by the SEC.

The members of our Audit Committee are Ms. Dickinson and Messrs. Conacher, Fronzaglia and Young. Mr. Fronzaglia has been appointed as chairperson of this committee beginning in 2022. Our Board has determined that each of Ms. Dickinson and Messrs. Conacher, Fronzaglia and Young is independent under the applicable independence standards of Rule 10A-3 under the Exchange Act applicable to audit committee members. In addition, our Board has determined that Ms. Dickinson and Messrs. Conacher, Fronzaglia and Young each qualifies as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K. Our Audit Committee met four times during 2023.

Compensation Committee

Our Compensation Committee’s responsibilities include, among other matters: reviewing and approving, or recommending for approval by the board of directors, the compensation of our Chief Executive Officer and our other executive officers; overseeing and administering our cash and equity incentive plans; reviewing and making recommendations to our board of directors with respect to director compensation; reviewing and discussing annually with management our “Compensation Discussion and Analysis,” to the extent required; reviewing and discussing the voting recommendations of our stockholders on matters involving executive compensation, to the extent required; and preparing the annual compensation committee report required by SEC rules, to the extent required. No compensation consultant was engaged to provide advice or recommendations on our executive or director compensation for 2022.

The members of our Compensation Committee are Ms. Dickinson and Messrs. Conacher, Fronzaglia and Young, and Mr. Young serves as chairman of this committee. Our Compensation Committee met once during 2023.

Nominating and Governance Committee

Our Nominating and Corporate Governance Committee’s responsibilities include, among other matters: identifying individuals qualified to become board of directors members; recommending to our board of directors the persons to be nominated for election as directors and to each board committee; developing and recommending to our board of directors corporate governance guidelines, and reviewing and recommending to our board of directors proposed changes to our corporate governance guidelines from time to time; and overseeing a periodic evaluation of our board of directors.

The members of our Nominating and Corporate Governance Committee are Ms. Dickinson and Messrs. Fronzaglia and Young. Ms. Dickinson was appointed as chairperson of this committee beginning in 2022. Our Nominating and Corporate Governance Committee did not meet during 2023. Mr. Conacher was appointed as the Chairperson of this committee effective April 1, 2024, to fill the vacancy resulting from Ms. Dickinson’s resignation.

Strategic Advisory Committee

Our Strategic Advisory Committee’s responsibilities include, among other matters: assessing the progress and performance of our development programs and projects, and identifying, assessing, implementing, and monitoring corporate opportunities that may offer meaningful strategic or commercial benefit to the Company. The members of our Strategic Advisory Committee are Messrs. Fronzaglia, Young and Word, and Messrs. Young and Word serve as co-chairs of this committee. Our Strategic Advisory Committee did not meet during 2023.

Code of Ethics and Code of Conduct

Our Board of Directors has adopted a Code of Ethics and Business Conduct that is applicable to all of our employees, executive officers, and directors of the Company (the “Code of Conduct”). The Code of Conduct is available on our website at https://ir.betterchoicecompany.com/corporate-governance/governance-documents. The Nominating and Governance Committee of our Board of Directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers, and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.

Risk Oversight

The Audit Committee of our Board of Directors is responsible for overseeing our risk management process. Our Audit Committee focuses on our general risk management policies and strategy, the most significant risks facing us, and oversees the implementation of risk mitigation strategies by management. Our Board of Directors is also apprised of particular risk management matters in connection with its general oversight and approval of corporate matters and significant transactions.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve as a member of our Board of Directors or the Compensation Committee of our Board of Directors (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Communications with Directors

Interested parties may communicate with our Board or with an individual director by writing to our Board or to the particular director and mailing the correspondence to: 12400 Race Track Road, Tampa, Florida 33626, Attention: Corporate Secretary. The Corporate Secretary will promptly relay to the addressee all communications that require prompt attention and will regularly provide our Board with a summary of all substantive communications.

Board Qualifications

Our Board has delegated to our Nominating and Governance Committee the responsibility for recommending to our Board the nominees for election as directors at the annual meeting of stockholders and for recommending persons to fill any vacancy on our Board. Our Nominating and Governance Committee selects individuals for nomination to our Board based on the following criteria. Nominees for director must:

●	Possess unquestionable moral and ethical character and core values.
●	Have a genuine interest in Better Choice and recognition that as a member of our Board, each director is accountable to all of our shareholders, not to any particular interest group.
●	Have a background that demonstrates experience, expertise and education in areas such as consumer product marketing, corporate strategy, technology, cybersecurity, financial and regulatory affairs, international sales and distribution and general management.
●	Have no conflict of interest or legal impediment that would interfere with the duty of loyalty owed to Better Choice and our stockholders.
●	Have the ability and willingness to make the personal commitment to invest the time, schedule and workload to be an active, participatory member of our Board and the Board’s responsibilities and commitment to corporate best practices.
●	Be compatible and able to work well with other directors, executives and other employees in a team effort with a view to a long-term relationship with Better Choice as a director.
●	Have independent opinions and be willing to state them in a constructive manner.

Directors are selected on the basis of talent and experience. Diversity of background, including diversity of gender, race, ethnic or geographic origin and age, and education and experience in business, the consumer product market, the pet specialty sector, product marketing, product distribution and manufacturing and other areas relevant to our activities are factors in the selection process. As a majority of our Board must consist of individuals who are independent, a nominee’s ability to meet the independence criteria established by the NYSE American is also a factor in the nominee selection process. For a better understanding of the qualifications of each of our directors, we encourage you to read their biographies set forth in this report.

Director Nominations

The Nominating and Governance Committee will consider candidates for director recommended by stockholders so long as the recommendations comply with our Certificate of Incorporation and Bylaws and applicable laws, rules and regulations, including those promulgated by the SEC. The Nominating and Governance Committee will evaluate such recommendations in accordance with its charter, our Bylaws, our corporate governance guidelines, and the regular nominee criteria described above.

Attendance at Annual Meeting

Directors are expected to attend our annual meetings of stockholders. Our last annual meeting of shareholders was held on November 13, 2023.

ITEM 11.	EXECUTIVE COMPENSATION

The following is a discussion and analysis of the compensation arrangements for our named executive officers, or NEOs. We are currently considered a “smaller reporting company” for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are providing a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table as well as narrative disclosures regarding our executive compensation program. Our NEOs for 2023 consist of the following individuals:

●	Kent Cunningham, Chief Executive Officer appointed May 2023
●	Lionel F. Conacher, our former interim Chief Executive Officer, who resigned in May 2023;
●	Carolina Martinez, Chief Financial Officer appointed August 2023
●	Sharla A. Cook, our former Chief Financial Officer, who resigned in April 2023;
●	Donald Young, our former Chief Sales Officer, who resigned in September 2023; and
●	Robert Sauermann, our former Executive Vice President, Strategy, who resigned in March 2023.

Executive Compensation Components

Base Salaries

The NEOs receive a base salary to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Our Compensation Committee adjusts NEO base salaries based on the committee’s review of available market information. Our board of directors established an annual base salary for each of our NEOs as follows:

	Annual Base Salary
Name	2021	2022	2023
Kent Cunningham(1)	n/a	n/a	350,000
Lionel F. Conacher	n/a	160,000	160,000
Carolina Martinez(2)	n/a	n/a	240,000
Sharla A. Cook	200,000	225,000	n/a
Donald Young	250,000	275,000	275,000
Robert Sauermann	225,000	240,000	240,000

(1) Mr. Cunningham was appointed as Chief Executive Officer of the Company effective as of May 22, 2023.

(2) Mrs. Martinez was appointed as Chief Financial Officer of the Company effective as of August 2, 2023. Mrs. Martinez was previously appointed and served as the Interim Chief Financial Officer of the Company effective as of April 3, 2023.

Annual Incentive

The purpose of our annual incentive bonus program is to incent all individuals in the organization to meet or exceed both our annual budget goals as well as individual responsibilities. Our annual incentive program requires minimum performance thresholds for any payout to occur for specific performance measures and objectives. We believe the annual incentive effectively motivates our NEOs to drive operational performance without encouraging unreasonable risk. The Committee believes the achievement of year-over-year gross revenue, gross margin and Adjusted EBITDA growth goals will result in sustainable long-term stockholder value creation. Our 2023 annual incentive potential was based on achievement levels of these financial metrics, measured against our annual plan as approved by our Board. Overall, the NEOs’ annual incentive bonus was weighted as follows: 50% Gross Revenue and Adjusted EBITDA, and 50% individual performance and achievement of goals. The CEO was eligible for a payout of 50% of base salary while the other NEOs were eligible for a payout ranging from 25-40% of base salary based on these metrics.

Equity Compensation

The goals of our long-term, equity-based incentive awards are to align the interests of our NEOs and other employees, non-employee directors and consultants with the interests of our stockholders. Because vesting is based on continued employment, our equity-based incentives also encourage the retention of our NEOs through the vesting period of the awards.

To reward and retain our NEOs in a manner that best aligns employees’ interests with stockholders’ interests, we use stock options as the primary incentive vehicles for long-term compensation. We believe that stock options are an effective tool for meeting our compensation goal of increasing long-term stockholder value by tying the value of the stock options to our future performance. The exercise price of each stock option grant is the fair market value of our common stock on the grant date.

Repricing of Stock Options

Effective October 1, 2020, all outstanding stock option awards under the Amended and Restated 2019 Equity Incentive Plan held by current employees as of October 1, 2020 were repriced concurrent with the closing of the Company’s Series F Private Placement. In total, 1,012,956 stock options were repriced. The exercise price was set at a 20% premium to the Series F conversion price, or $3.60 per share. No other terms of the stock options were changed.

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

Other Elements of Compensation

Retirement Plans. We currently maintain a 401(k) retirement savings plan that allows eligible employees to contribute a portion of their compensation, within limits prescribed by the Internal Revenue Code, on a pre-tax basis through contributions to the plan. Our NEOs are eligible to participate in the 401(k) plan. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our NEOs in accordance with our compensation policies. During 2020, the Company had a separate 401(k) plans for TruPet and Halo and provided an employer matching contribution under each plan. Beginning in 2021, the Company provided an employer matching contribution of 50% up to 5% of compensation under our 401(k) plan.

Employee Benefits and Perquisites. All of our full-time employees, including our NEOs, are eligible to participate in our employee benefit plans and programs, including medical, dental, and vision benefits, health spending accounts, short and long-term disability and life insurance, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans.

Termination and Change in Control Benefits. Our NEOs may become entitled to certain benefits or enhanced benefits in connection with certain qualifying terminations of employment and/or a change in control of our Company. Each of our NEOs’ employment agreements entitles them to severance in the event of their termination without cause or their resignation for good reason and upon termination by reason of death or disability.

Summary Compensation Table

The table below sets forth the compensation earned by our NEOs for the years ended December 31, 2023, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation (2) ($)	Total ($)
Kent Cunningham (3)	2023	350,000	53,459	362,727	—	—	8,785	774,971
Chief Executive Officer	2022	—	—	—	—	—	—	—
	2021	—	—	—	—	—	—	—
Lionel F. Conacher (4)	2023	160,000	—	13,334	—	—	—	173,334
Interim Chief Executive Officer	2022	160,000	—	153,336	18,573	—	—	331,909
	2021	—	—	—	—	—	—	—
Carolina Martinez (5)	2023	240,000	19,200	—	70,000	—	1,106	330,306
Chief Financial Officer	2022	—	—	—	—	—	—	—
	2021	—	—	—	—	—	—	—
Sharla A. Cook (6)	2023	250,000	—	28,000	—	—	3,206	281,206
Chief Financial Officer	2022	250,000	100,000	—	153,596	—	9,801	513,397
	2021	200,000	34,375	—	317,701	—	9,942	562,018
Donald Young (7)	2023	275,000	—	14,000	—	—	43,744	332,744
Chief Sales Officer	2022	275,000	110,000	—	492,174	—	9,425	886,599
	2021	250,000	42,969	—	991,704	—	8,694	1,293,367
Robert Sauermann (8)	2023	240,000	—	28,000	—	—	1,811	269,811
Executive Vice President, Strategy	2022	240,000	96,000	—	367,435	—	10,250	713,685
	2021	225,000	38,672	—	590,701	—	6,794	861,167

(1) The amounts reported reflect the grant date fair value of the stock options granted, as computed in accordance with ASC 718. The fair value of each option grant is estimated based on the fair market value on the date of grant using the Black-Scholes option pricing model. The assumptions that we used to calculate these amounts are discussed in Note 12 to our financial statements included in this Annual Report.

(2) The amounts reported reflect matching 401(k) payments and accrued PTO payout.

(3) Mr. Cunningham commenced employment with us and was appointed Chief Executive Officer effective as of May 22, 2023.

(4) Mr. Conacher was employed with us as interim Chief Financial Officer from September 14, 2022 until May 22, 2023.

(5) Mrs. Martinez was appointed as Chief Financial Officer effective as of August 2, 2023. Mrs. Martinez was previously appointed and served as the Interim Chief Financial Officer of the Company effective as of April 3, 2023.

(6) Ms. Cook commenced employment with us in April 2020 and was appointed as our Chief Financial Officer in October 2020. Ms. Cook resigned effective as of April 3, 2023.

(7) Mr. Young resigned effective as of September 8, 2023.

(8) Mr. Sauermann resigned effective as of March 17, 2023.

Outstanding Equity Awards at Fiscal Year-End

The table below sets forth the outstanding stock option awards held by the NEOs as of December 31, 2023. None of our NEOs hold stock awards.

	Option Awards
Name	Option Award Grant		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Kent Cunningham	N/A		—	—	$—	N/A
Lionel F. Conacher	9/28/2021		256	358	$90.64	9/28/2031
Carolina Martinez	8/7/2023		—	4,545	$15.40
Sharla A. Cook	2/1/2022	(1)	—	1,136	$62.00	2/1/2032
	8/19/2021	(1)	152	189	$73.92	8/19/2031
	7/8/2021	(1)	358	400	$100.32	7/8/2031
	3/3/2021	(2)	222	159	$240.24	3/3/2031
	3/3/2021	(2)	109	78	$240.24	3/3/2031
	1/8/2021	(1)	242	137	$211.20	1/8/2031
Donald Young	2/1/2022	(1)	—	1,705	$62.04	2/1/2032
	8/19/2021	(1)	152	189	$73.92	8/19/2031
	7/8/2021	(1)	358	400	$100.32	7/8/2031
	3/3/2021	(2)	401	286	$240.24	3/3/2031
	3/3/2021	(2)	814	582	$240.24	3/3/2031
	1/1/2021	(1)	1,894	—	$—	1/1/2031
Robert Sauermann	2/1/2022	(1)	—	1,136	$62.04	2/1/2032
	8/19/2021	(1)	152	189	$73.92	8/19/2031
	7/8/2021	(1)	358	400	$100.32	7/8/2031
	3/3/2021	(2)	328	234	$240.24	3/3/2031
	3/3/2021	(2)	666	476	$240.24	3/3/2031
	1/8/2021	(1)	242	137	$211.20	1/8/2031

(1) Options vest as follows: 1/3rd on the first annual anniversary of the grant date and 1/36th on each monthly anniversary thereafter.

(2) 67% of the options shall vest as to 1/3rd on the first annual anniversary of the grant date and 1/36th on each monthly anniversary thereafter, and 33% of the options shall vest as to 1/3rd on the 18 month anniversary of the grant date and 1/36th on each monthly anniversary thereafter.

Employment Agreements and Potential Payments Upon Termination

The Company entered into an Employment Agreement with Kent Cunningham, dated as of May 22, 2023 (the “Cunningham Employment Agreement”) in connection with Mr. Cunningham’s appointment as Chief Executive Officer of the Company as of May 22, 2023. Pursuant to the Cunningham Employment Agreement, Mr. Cunningham’s compensation will be an initial annual base salary of $350,000 and an annual discretionary performance bonus target of 50% of base salary, payable 50% in cash and 50% in shares of common stock of the Company. Pursuant to the Cunningham Employment Agreement, Mr. Cunningham will be entitled to six weeks’ paid vacation and will be eligible to participate in certain employee benefit plans offered by the Company. Further, Mr. Cunningham will receive an initial grant of 1,000,000 Restricted Stock Units of Common Stock (“RSUs”), subject to Board approval. The RSUs will vest over a period of three years subject to continued employment with the Company as follows: (a) 33.3% of the options will on the first anniversary of the date of the grant date provided the stock price is at least one dollar ($1.00); (b) an additional 33.3% of such RSUs shall vest on the second anniversary of the grant date provided the stock price is at least two dollars ($2.00); and (c) the remaining 33.4% of the RSUs shall vest on the third anniversary of the grant date provided that the stock price on such date is at least two dollars and fifty cents ($2.50). In the event Mr. Cunningham does not meet the time-based and performance-based vesting requirements, the applicable portion of the RSUs that were due to vest shall be forfeited. Should Mr. Cunningham’s employment be terminated, in any way or for any reason, prior to any of the aforementioned anniversary dates, the RSUs shall vest in proportion to the time remaining to the next anniversary date.

The Company entered into an Employment Agreement with Carolina Martinez, dated as of August 2, 2023 (the “Martinez Employment Agreement”) in connection with Mrs. Martinez’s appointment as Chief Financial Officer of the Company as of August 2, 2023. Pursuant to the Martinez Employment Agreement, Mrs. Martinez’s compensation will be an initial annual base salary of $240,000 and an annual discretionary performance bonus target of 40% of base salary, payable 50% in cash and 50% in shares of common stock of the Company. Pursuant to the Martinez Employment Agreement, Mrs. Martinez will be entitled to six weeks’ paid vacation and will be eligible to participate in certain employee benefit plans offered by the Company. Further, Mrs. Martinez will receive an initial grant to purchase 200,000 shares of Common Stock at an exercise price of $0.35 per share, subject to Board approval. The options will vest in equal installments over a period of three years.

Pursuant to the Cunningham Employment Agreement and the Martinez Employment Agreement (together, the NEO Employment Agreements”), each of Mr. Cunningham and Mrs. Martinez is employed on an at-will basis. Pursuant to the NEO Employment Agreements, in the event the executive’s employment is terminated for any reason, the Company shall pay the executive any amounts due to such executive under the Company’s benefit plans and any unreimbursed expenses properly incurred prior to the date of termination (the “Accrued Obligations”). In the event the executive’s employment is terminated for by the Company without Cause (as defined in the NEO Employment Agreements) or by the executive for Good Reason or for Good Reason Upon Change in Control (as such terms are defined in the NEO Employment Agreements), in addition to the Accrued Obligations, the executive shall also receive, subject to the execution of a release of claims in the form delivered by the Company, severance pay in an amount equal to the executive’s base salary then in effect for six (6) months, less applicable payroll deductions and tax withholdings, payable in accordance with normal payroll policies of the Company over a six (6) month period, with the first such payment being paid to the executive on the Company’s first regular pay date on or after the sixtieth (60th) day following the executive’s employment termination date.

The NEO Employment Agreements also contain standard confidentiality, intellectual property assignment, non-competition and non-solicitation covenants.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our capital stock by (i) each of our current directors, (ii) each of our named executive officers (iii) all our current directors and executive officers as a group, and (iv) each person or group known by us to own more than 5% of our common stock. The percentages reflect beneficial ownership, as determined in accordance with the SEC’s rules, as of April 11, 2024, and are based on 893,601 shares of common stock outstanding. Except as noted below, the address for all beneficial owners in the table below is 12400 Race Track Road, Tampa, FL 33626:

	Shares Beneficially Owned
Name of Beneficial Owner	Number(1)%
Named Executive Officers and Directors:
Kent Cunningham	7,576	*
Carolina Martinez	—	*
Sharla A. Cook	4,163	*
Donald Young	20,476	2.49%
Robert Sauermann	9,702	1.18%
Lionel F. Conacher	32,845	3.99%
Arlene Dickinson	14,083	1.71%
Gil Fronzaglia	14,340	1.74%
John M. Word III	149,386	18.14%
Michael Young	52,865	6.42%
All executive officers and directors as a group (10 persons)	305,436	37.08%

5% Shareholders:
HH-Halo LP (12)	54,719	7.51%
Edward J. Brown Jr TTEE	52,496	7.20%

(*) Represents beneficial ownership of less than 1% of class.

(1) In calculating the number of shares beneficially owned by an individual or entity and the percentage ownership of that individual or entity, shares underlying options, warrants or restricted stock units held by that individual or entity that are either currently exercisable or exercisable within 60 days from the date hereof are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other individual or entity. Unless otherwise indicated and subject to community property laws where applicable, the individuals and entities named in the table above have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Policy

A “Related Party Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $50,000 in any one fiscal year, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

●	any person who is, or at any time during the applicable period was, one of our executive officers, one of our directors, or a nominee to become one of our directors;
●	any person who is known by us to be the beneficial owner of more than 5.0% of any class of our voting securities;
●	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5.0% of any class of our voting securities, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5.0% of any class of our voting securities; and
●	any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5.0% or greater beneficial ownership interest in any class of the Company’s voting securities.

Our Related Party Transaction policy subjects these transactions to review and either approval or disapproval of entry into the Related Party Transaction, subject to certain limited exceptions, by our Nominating and Governance Committee. In determining whether to approve or disapprove entry into a Related Party Transaction, our Nominating and Governance Committee shall take into account, among other factors, the following: (i) whether the Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and (ii) the extent of the Related Person’s interest in the transaction. Further, the policy requires that all Related Party Transactions required to be disclosed in our filings with the SEC be so disclosed in accordance with applicable laws, rules and regulations. Refer to Note 14 within this report.

Family Relationships

There are no family relationships amongst any of our executive officers or directors.

Director Independence

Each of our directors standing for election meets the definition of “independence” per Rule 803 of the NYSE American Company Guide.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by BDO USA, P.C., our independent auditors for the fiscal years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
Audit fees	562	483
Tax fees	25	63
Total	587	546

(1) Audit fees consist of fees billed for services rendered for the audit of our financial statements included in our annual reports on Form 10-K and review of our financial statements included in our quarterly reports on Form 10–Q, and other fees, including fees related to our registration statements.

(2) Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements - See Index to Consolidated Financial Statements appearing on page 35.
(2)	Financial Statement Schedules - None.
(3)	Exhibits - The exhibits listed on the accompanying index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
2.1	Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc. and Bona Vida, Inc.	8-K	333-161943	2.1	05/10/2019
2.2	First Amendment to Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc., and Bona Vida, Inc., dated May 3, 2019	8-K	333-161943	2.2	05/10/2019
2.3	Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC	8-K	333-161943	2.3	05/10/2019
2.4	First Amendment to Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC, dated May 6, 2019	8-K	333-161943	2.4	05/10/2019
2.5	Amended and Restated Stock Purchase Agreement, dated December 18, 2019, by and among the Company, Halo, Purely For Pets, Inc., Thriving Paws, LLC and HH-Halo LP	8-K	333-161943	2.1	12/26/2019
2.6	Agreement and Plan of Merger, dated July 28, 2022, by and among TruPet LLC and Halo, Purely for Pets, Inc.	10-Q	001-40477	2.6	08/11/2022
3.1	Certificate of Incorporation, dated January 1, 2019	10-Q	333-161943	3.1	04/15/2019
3.2	Certificate of Amendment to Certificate of Incorporation, dated February 1, 2019	10-Q	333-161943	3.2	04/15/2019
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 13, 2019	8-K	333-161943	3.1	03/20/2019
3.4	Certificate of Amendment to Certificate of Incorporation, dated April 18, 2019	10-KT	333-161943	3.5	07/25/2019
3.5	Certificate of Amendment to Certificate of Incorporation, dated July 30, 2020	8-K	333-161943	99.1	07/30/2020
3.6	Certificate of Merger of Sport Endurance, Inc. with and into the Company	10-Q	333-161943	3.4	04/15/2019
3.7	Bylaws	10-Q	333-161943	3.5	04/15/2019
3.8	Certificate of Designation for Series F Convertible Preferred Stock	8-K	333-161943	3.1	10/02/2020
3.9	Certificate of Cancellation of Series F Preferred Stock of Better Choice	8-K	001-40477	3.10	07/29/2022
3.10	Certificate of Merger of TruPet LLC with and into Halo, Purely for Pets, Inc.	10-Q	001-40477	3.10	08/11/2022
4.1	Form of Warrant in connection with the November 2019 private placement	8-K	333-161943	4.2	11/15/2019
4.2	Form of Subscription Agreement, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	10.6	01/31/2020
4.3	Form of Warrant, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	4.8	01/31/2020
4.4	Form of Warrant, dated December 19, 2019, by and among the Company and the Shareholder Personal Guarantors	10-Q	333-161943	4.10	01/31/2020
4.5	Form of Subscription Agreement dated April 25, 2019 in connection with the May 2019 private placement	8-K	333-161943	10.1	04/30/2019
4.6	Form of Subscription Agreement in connection with the November 2019 private placement	8-K	333-161943	10.1	11/15/2019

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
4.7†	Better Choice Company Inc. Amended and Restated 2019 Incentive Award Plan	10-K	333-161943	10.19	05/04/2020
4.8†	Form of 2019 Incentive Award Plan Stock Option Agreement	S-1	333-234349	10.7	10/28/2019
4.9	Form of Common Stock Purchase Warrant in connection with the June 2020 private placement.	10-Q	333-161943	4.11	06/25/2020
4.10	Form of Subscription Agreement in connection with the June 2020 private placement.	10-Q	333-161943	4.13	06/25/2020
4.11	Form of July 2020 Warrants	8-K	333-161943	10.5	07/21/2020
4.12	Form of Warrant in connection with the October 2020 Series F Private Placement	8-K	333-161943	4.1	10/02/2020
4.13	Form of Securities Purchase Agreement in connection with the October 2020 Series F Private Placement	8-K	333-161943	10.1	10/02/2020
4.14	Form of warrant in connection with the January 2021 Private Placement	S-1/A	333-251241	4.22	02/16/2021
4.15	Form of Securities Purchase Agreement in connection with the January 2021 Private Placement	S-1/A	333-251241	4.23	02/16/2021
10.1†	Form of Indemnification Agreement by and among the Company and its officers and directors	S-1	333-234349	10.8	10/28/2019
10.2†	Employment Agreement, Dated December 28, 2020 by and between Scott Lerner and the Company	8-K/A	333-161943	10.2	01/05/2021
10.3†	Employment Agreement, dated October 8, 2020, by and between Sharla Cook and the Company	10-K	333-161943	10.12	03/30/2021
10.4†	Employment Agreement, dated September 27, 2020, by and between Robert Sauermann and the Company	10-K	333-161943	10.13	03/30/2021
10.5†	Employment Agreement, dated January 1, 2021, by and between Donald Young and the Company	10-K	333-161943	10.14	03/30/2021
10.6	Loan and Security Agreement, dated as of January 6, 2021, by and between Old Plank Trail Community Bank, N.A. (“Lender”) and Halo, Purely for Pets, Inc., a Delaware corporation (“Halo”)	8-K	333-161943	10.1	01/11/2021
10.7	Term Note A, dated as of January 6, 2021, issued by Halo in favor of Lender	8-K	333-161943	10.3	01/11/2021
10.8	Guaranty and Security Agreement, dated as of January 6, 2021, made by Better Choice Company Inc. , TruPet LLC, and Bona Vida, Inc., a Delaware corporation	8-K	333-161943	10.4	01/11/2021
10.9	Intellectual Property Security Agreement, dated as of January 6, 2021, executed and delivered by the Company, TruPet and Bona Vida	8-K	333-161943	10.5	01/11/2021
10.10	Stock Pledge Agreement, dated as of January 6, 2021, executed and delivered by the Company in favor of Lender	8-K	333-161943	10.6	01/11/2021
10.11	First Amendment to Loan and Security Agreement, dated as of August 13, 2021, by and between Old Plank Trail Community Bank, N.A. (“Lender”) and Halo, Purely for Pets, Inc.	8-K	001-40477	10.1	08/17/2021
10.12	Revolving Promissory Note, dated as of August 13, 2021, issued by Halo Purely for Pets, Inc.	8-K	001-40477	10.2	08/17/2021
10.13	Deposit Account Pledge Agreement, dated as of August 13, 2021, executed and delivered by Halo Purely for Pets Inc.	8-K	001-40477	10.3	08/17/2021
10.14	Second Amendment to Loan and Security Agreement, dated March 25, 2022, by and between Old Plank Trail Community Bank, N.A. and Halo, Purely for Pets, Inc.	10-K	001-40477	10.14	03/29/2022
10.15	Third Amendment to Loan and Security Agreement, dated October 24, 2022, by and between Old Plank Trail Community Bank, N.A. and Halo, Purely for Pets, Inc.	8-K	001-40477	10.1	10/25/2022
10.16	Revolving Promissory Note, dated as of October 24, 2022, issued by Halo in favor of Lender	8-K	001-40477	10.2	10/25/2022

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
10.17	First Amendment to Deposit Account Pledge Agreement, dated as of October 24, 2022, executed and delivered by Halo in favor of Lender.	8-K	001-40477	10.3	10/25/2022
10.18 †#	Separation Agreement, dated as of September 14, 2022, by and between the Company and Scott Lerner	10-Q	001-40477	10.18	11/10/2022
10.19 †#	Advisory Consulting Agreement, dated as of November 2, 2022, by and between the Company and Lionel F. Conacher	10-Q	001-40477	10.19	11/10/2022
10.20 †	Engagement Agreement, dated as of March 13, 2023, by and between ONE10 Advisors, LLC and Better Choice Company Inc.	8-K	001-40477	10.1	03/21/2023
10.21 †	Interim Officer Agreement, dated as of March 20, 2023, by and between Carolina Martinez and Better Choice Company, Inc.	8-K	001-40477	10.2	03/21/2023
10.22 †	Employment Agreement, dated as of May 22, 2023, by and between Kent Cunningham and Better Choice Company, Inc.	8-K	001-40477	10.2	05/16/2023
10.23 †	Term Loan Credit Agreement, dated as of June 21, 2023, by and between Better Choice Company Inc. and Alphia Inc.	8-K	001-40477	10.1	06/21/2023
10.24 †	Account Purchase Agreement, dated as of June 21, 2023, by and between Wintrust Receivables Finance, a division of Wintrust Bank N.A., and Halo, Purely for Pets, Inc.	8-K	001-40477	10.9	06/21/2023
10.25	Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing	8-K	001-40477	99.1	09/27/2023
10.26	Better Choice Acquires Aimia Pet Healthco to Enter the GLP1 Pet Market	8-K	001-40477	99.1	02/12/2024
10.27	Better Choice Company to Effectuate a 1 for 44 Reverse Stock Split	8-K	001-40477	99.1	03/14/2024
21.1 *	Subsidiaries of the Company	10-K	001-40477	21.1	03/28/2023
23.1 *	Consent of BDO USA, P.C.
24.1 *	Power of Attorney (included on the signature page to this report)
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text and including detailed tags.
104 *	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (included as Exhibit 101).

†	Indicates a management contract or any compensatory plan, contract or arrangement.

*	Filed or furnished herewith.

#	Certain schedules and similar attachments to this agreement have been omitted in accordance with Item 601(b)(5) of Regulation S-K. The Company will furnish copies of any schedules or similar attachments to the SEC upon request.

***	Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(b)(10). Such excluded information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTER CHOICE COMPANY INC.

Date: April 12, 2024	By:	/S/ KENT CUNNINGHAM
Kent Cunningham
Chief Executive Officer
(Principal Executive Officer)

Date: April 12, 2024	By:	/S/ CAROLINA MARTINEZ
Carolina Martinez
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

Signature	Title	Date

/S/ KENT CUNNINGHAM	Chief Executive Officer	April 12, 2024
Kent Cunningham	(Principal Executive Officer)

/S/ CAROLINA MARTINEZ	Chief Financial Officer	April 12, 2024
Carolina Martinez	(Principal Financial and Accounting Officer)

/S/ LIONEL F. CONACHER	Director	April 12, 2024
Lionel F. Conacher

/s/ GIL FRONZAGLIA	Director	April 12, 2024
Gil Fronzaglia

/s/ JOHN M. WORD III	Director	April 12, 2024
John M. Word III

/s/ MICHAEL YOUNG	Director	April 12, 2024
Michael Young

