Form 10-Q
period 2024-03-31
Better Choice Co Inc.
filed 2024-05-17
CIK 1471727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 893,602 shares of $0.001 par value common stock outstanding as of May 17, 2024.

Better Choice Company Inc.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “potential,” “project,” “projection,” “seek,” “should,” “will,” “would,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including, but not limited to, those summarized below:

●	our ability to continue as a going concern;
●	the impact of damage to or interruption of our information technology systems due to cyber-attacks or other circumstances beyond our control;
●	business interruptions resulting from geopolitical actions, including war and terrorism;
●	our ability to successfully implement our growth strategy;
●	failure to achieve growth or manage anticipated growth;
●	our ability to achieve or maintain profitability;
●	the loss of key members of our senior management team;
●	our ability to generate sufficient cash flow or raise capital on acceptable terms to run our operations, service our debt and make necessary capital expenditures;
●	our dependence on our subsidiaries for payments, advances and transfers of funds due to our holding company status;
●	our ability to successfully develop additional products and services or successfully market and commercialize such products and services;
●	competition in our market;
●	our ability to attract new and retain existing customers, suppliers, distributors or retail partners;
●	allegations that our products cause injury or illness or fail to comply with government regulations;
●	our ability to manage our supply chain effectively;
●	our or our co-manufacturers’ and suppliers’ ability to comply with legal and regulatory requirements;

●	the effect of potential price increases and shortages on the inputs, commodities and ingredients that we require, whether as a result of the continued actual or perceived effects of broader geopolitical and macroeconomic conditions, including the military conflict between Russia and Ukraine;
●	our ability to develop and maintain our brand and brand reputation;
●	compliance with data privacy rules;
●	our compliance with applicable regulations issued by the U.S. Food and Drug Administration (“FDA”), the U.S. Federal Trade Commission (“FTC”), the U.S. Department of Agriculture (“USDA”), and other federal, state and local regulatory authorities, including those regarding marketing pet food, products and supplements;
●	risk of our products being recalled for a variety of reasons, including product defects, packaging safety and inadequate or inaccurate labeling disclosure;
●	risk of shifting customer demand in relation to raw pet foods, premium kibble and canned pet food products, and failure to respond to such changes in customer taste quickly and effectively; and
●	the other risks identified in this Quarterly Report including, without limitation, Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A “Risk Factors” as such factors may updated from time to time in our other public filings

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

PART I

ITEM 1. FINANCIAL STATEMENTS

Better Choice Company Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Net sales	$7,903	$9,237
Cost of goods sold	5,289	5,996
Gross profit	2,614	3,241
Operating expenses:
Selling, general and administrative	5,080	6,496
Total operating expenses	5,080	6,496
Loss from operations	(2,466)	(3,255)
Other expenses:
Interest expense, net	(362)	(229)
Total other expense, net	(362)	(229)
Net loss before income taxes	(2,828)	(3,484)
Income tax expense	2	—
Net loss attributable to common stockholders	$(2,830)	$(3,484)
Weighted average number of shares outstanding, basic	786,745	692,615
Weighted average number of shares outstanding, diluted	786,745	692,615
Net loss per share attributable to common stockholders, basic	$(3.60)	$(5.03)
Net loss per share attributable to common stockholders, diluted	$(3.60)	$(5.03)

See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$3,876	$4,455
Accounts receivable, net	4,340	4,354
Inventories, net	5,201	6,611
Prepaid expenses and other current assets	1,169	812
Total Current Assets	14,586	16,232
Fixed assets, net	198	230
Right-of-use assets, operating leases	106	120
Goodwill	405	—
Other assets	149	155
Total Assets	$15,444	$16,737
Liabilities & Stockholders’ Equity
Current Liabilities
Accounts payable	$7,478	$6,928
Accrued and other liabilities	1,505	2,085
Line of credit	2,171	1,741
Term loan, net	3,054	2,881
Operating lease liability	58	57
Total Current Liabilities	14,266	13,692
Non-current Liabilities
Operating lease liability	52	67
Total Non-current Liabilities	52	67
Total Liabilities	14,318	13,759
Stockholders’ Equity
Common Stock, $0.001 par value, 200,000,000 shares authorized, 823,650 & 729,026 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	34	32
Additional paid-in capital	325,264	324,288
Accumulated deficit	(324,172)	(321,342)
Total Stockholders’ Equity	1,126	2,978
Total Liabilities and Stockholders’ Equity	$15,444	$16,737

See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Dollars in thousands, except shares)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	729,026	$32	$324,288	$(321,342)	$2,978
Share-based compensation	42,088	—	518	—	518
Share issuance	6,818	2	58	—	60
Equity issued in business combinations	45,629	—	400	—	400
Shares issued in lieu of fractional shares	89	—	—	—	—
Net loss attributable to common stockholders	—	—	—	(2,830)	(2,830)
Balance as of March 31, 2024	823,650	$34	$325,264	$(324,172)	$1,126

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	668,870	$29	$320,071	$(298,572)	$21,528
Share-based compensation	24,247	—	861	—	861
Share issuance	—	1	(1)	—	—
Net loss attributable to common stockholders	—	—	—	(3,484)	(3,484)
Balance as of March 31, 2023	693,117	$30	$320,931	$(302,056)	$18,905

See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash Flow from Operating Activities:
Net loss attributable to common stockholders	$(2,830)	$(3,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35	424
Amortization of debt issuance costs	20	19
Share-based compensation expense	518	861
Accreted interest expense on term loan	153	—
Inventory reserve	(123)	(682)
Loss on disposal of assets	—	11
PIK interest expense on term loan	125	—
Other	49	—
Changes in operating assets and liabilities:
Accounts receivable	24	427
Inventories	1,533	2,056
Prepaid expenses and other assets	(355)	(230)
Accounts payable	550	196
Accrued and other liabilities	(705)	(1,071)
Cash Used in Operating Activities	$(1,006)	$(1,473)
Cash Flow from Investing Activities:
Capital expenditures	$(3)	$(10)
Cash Used in Investing Activities	$(3)	$(10)
Cash Flow from Financing Activities:
Proceeds from Wintrust Facility	3,010	—
Payments on Wintrust Facility	(2,580)	—
Payments on short-term financing arrangement	—	(41)
Cash Provided by (Used in) Financing Activities	$430	$(41)
Net decrease in cash and cash equivalents and restricted cash	$(579)	$(1,524)
Total cash and cash equivalents and restricted cash, beginning of period	4,455	9,473
Total cash and cash equivalents and restricted cash, end of period	$3,876	$7,949
Supplemental cash flow information
Cash paid during the quarter for:
Interest	$64	$237
Non-cash investing activities:
Aimia acquisition	$400	$—

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

Reverse stock split

On March 8, 2024, the Company’s Board of Directors approved a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-44, effective March 20, 2024 (the “Reverse Split”). In addition, the conversion rates of the Company’s outstanding preferred stock and convertible notes and the exercise prices of the Company’s underlying common stock purchase warrants and stock options were proportionately adjusted at the applicable reverse stock split ratio in accordance with the terms of such instruments. Proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Split, other than as a result of the rounding up of fractional shares. In connection with the Reverse Stock Split, 89 shares of common stock were issued in lieu of fractional shares.

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

Basis of presentation

The Company’s condensed consolidated financial statements are prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reports and accounting principles generally accepted in the U.S. (“GAAP”). Accordingly, the Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements. Results of operations for interim periods may not be representative of results to be expected for the full year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report for the year ended December 31, 2023, filed with the SEC.

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three months ended March 31, 2024 and 2023, the financial position as of March 31, 2024 and December 31, 2023 and the cash flows for the three months ended March 31, 2024 and 2023.

Going concern considerations

The Company is subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of its products, the successful protection of its proprietary technologies, ability to grow into new markets, and compliance with government regulations. The Company has continually incurred losses and has an accumulated deficit. The Company’s term loan agreement with Alphia imposes certain financial covenants, including minimum liquidity of $3.0 million, minimum EBITDA of $(4.5) million, and maximum marketing spend ratio of 30%. The Company was not in compliance with certain covenants related to the Alphia Term Loan Facility as of March 31, 2024 and the debt is callable by the lender. Our continued operating losses along with our failure to meet the financial covenants create substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these consolidated financial statements are issued. The Company does not currently expect it will be able to generate sufficient cash flow from operations to maintain sufficient liquidity to meet the required financial covenants in certain periods prior to maturity giving the lender the right to call the debt. The Company will need to either raise additional capital or obtain additional financing, and/or secure future waivers or amendments from its lenders or accomplish some combination of these items to maintain sufficient liquidity. There can be no assurance that the Company will be successful in raising additional capital, securing future waivers and/or amendments from its lenders, renewing or refinancing its existing debt or securing new financing. If the Company is unsuccessful in doing so, it may need to reduce the scope of its operations, repay amounts owed to its lenders or sell certain assets.

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

Advertising

The Company charges advertising costs to expense as incurred and such charges are included in SG&A expense. The Company’s advertising expenses consist primarily of online advertising, search costs, email advertising and radio advertising. In addition, the Company reimburses its customers and third parties for in store activities and record these costs as advertising expenses. Advertising costs were $1.1 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively.

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

New Accounting Standards

Recently adopted

There were no new standards that would have an impact on the condensed consolidated financial statements for the three months ended March 31, 2024.

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

Revenue channels

The Company groups its revenue channels into four categories: E-commerce, which includes the sale of product to online retailers such as Amazon and Chewy; Brick & Mortar, which primarily includes the sale of product to Pet Specialty retailers, and neighborhood pet stores, as well as to select grocery chains; DTC, which includes the sale of product through the Company’s website; and International, which includes the sale of product to foreign distribution partners and to select international retailers (transacted in U.S. dollars).

Information about the Company’s net sales by revenue channel is as follows (in thousands):

	Three Months Ended March 31,
	2024		2023
E-commerce (1)	$3,265	41%	$3,895	42%
International (2)	2,874	37%	2,311	25%
DTC	1,209	15%	1,322	14%
Brick & mortar (3)	555	7%	1,709	19%
Net Sales	$7,903	100%	$9,237	100%

(1)	The Company’s E-commerce channel includes two customers that amounted to greater than 10% of the Company’s total net sales for the three months ended March 31, 2024, and 2023, respectively. These customers had $3.2 million and $3.8 million of net sales during the three months ended March 31, 2024 and March 31, 2023, respectively.
(2)	One of the Company’s International customers that distributes products in China amounted to greater than 10% of the Company’s total net sales during the three months ended March 31, 2024 and March 31, 2023, representing $2.2 million and $2.1 million of net sales, respectively.
(3)	None of the Company’s Brick & Mortar customers represented greater than 10% of net sales during the three months ended March 31, 2024 or March 31, 2023. For the three months ended March 31, 2023, Petco is included within the Brick & Mortar channel. In Q1 2024, Petco is presented within E-commerce as a result of the strategic exit out of Petco stores, while remaining on Petco.com.

Note 3 - Inventories

Inventories are summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
Food, treats and supplements	$5,056	$6,296
Inventory packaging and supplies	1,113	1,166
Total Inventories	6,169	7,462
Inventory reserve	(968)	(851)
Inventories, net	$5,201	$6,611

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets are summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
Prepaid marketing expenses	$451	$451
Other prepaid expenses and other current assets	718	361
Total Prepaid expenses and other current assets	$1,169	$812

Note 5 - Fixed assets

Fixed assets consist of the following (in thousands):

	Estimated Useful Life	March 31, 2024	December 31, 2023
Equipment	2 - 5 years	$18	$18
Furniture and fixtures	2 - 5 years	221	221
Computer software, including website development	2 - 3 years	187	187
Computer equipment	1 - 2 years	111	108
Total fixed assets		537	534
Accumulated depreciation		(339)	(304)
Fixed assets, net		$198	$230

Depreciation expense was $0.04 million for the three months ended March 31, 2024 and March 31, 2023.

Note 6 – Intangible assets

Intangible assets

The Company’s intangible assets include the trade name and customer relationships. As of December 31, 2023, impairment indicators were present which required a recoverability test to be performed. As a result of the recoverability test, the carrying value of the asset group exceeded its fair value and the Company recorded an impairment charge of $8.5 million for the year ended December 31, 2023, which resulted in a full impairment to the carrying value of the trade name and customer relationships. This noncash charge was recorded to intangible asset impairment expenses on the consolidated statements of operations. The Company did not record any impairment loss on long-lived assets for the three months ended March 31, 2024.

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

The Company’s intangible assets (in thousands) and related useful lives (in years) are as follows:

			December 31, 2023
	Estimated useful life	Gross carrying amount	Accumulated amortization	Impairment loss	Net carrying amount
Customer relationships	7	$7,190	$(4,142)	$(3,048)	$—
Trade name	15	7,500	(2,016)	(5,484)	—
Total intangible assets		$14,690	$(6,158)	$(8,532)	$—

Amortization expense was $0.4 million for the for the three months ended March 31, 2023. The Company did not record amortization expense for the three months ended March 31, 2024.

Note 7 – Accrued and other liabilities

Accrued and other liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued taxes	$94	$105
Accrued payroll and benefits	479	487
Accrued trade promotions and advertising	203	90
Accrued interest	379	254
Accrued commissions	—	686
Deferred revenue	15	7
Short-term financing	40	162
Other	295	294
Total accrued and other liabilities	$1,505	$2,085

Note 8 – Debt

The components of the Company’s debt consist of the following (in thousands):

	March 31, 2024			December 31, 2023
	Amount	Rate	Maturity date	Amount	Rate	Maturity date
Term loan, net	$3,054	(1)	6/21/2026	$2,881	(1)	6/21/2026
Line of credit, net	$2,171	(2)	6/21/2025	$1,741	(2)	6/21/2025
Total debt	5,225			4,622
Less current portion	5,225			4,622
Total long-term debt	$—			$—

(1)	Interest at a fixed rate of 10.00% per annum.
(2)	Interest at a variable rate of the daily U.S. Federal Funds Rate plus 250 basis points with an interest rate floor of 5.50% per annum.

Wintrust Receivables Credit Facility

On June 21, 2023, the Company entered into an account purchase agreement with Wintrust Receivables Finance (AP Agreement), a division of Wintrust Bank N.A. (“Wintrust”) pursuant to which Wintrust will purchase, at its discretion, eligible customer invoices and advance up to 75% of the face amount of all purchased invoices. The maximum outstanding balance can be $4.8 million. Each advance under the Advance Purchase Agreement will bear a variable interest rate at the prime rate plus 2.5% percentage per annum. The interest rate at March 31, 2024 was 11.0% per annum. The AP Agreement has an initial term of two years and will automatically renew annually unless terminated by the Company on at least 60 days’ notice. The Wintrust Receivables Credit Facility is guaranteed and secured by a general security interest in the assets of the Company. The Company continues to service the receivables, the transfers are at full recourse and the eligible customer invoices are not legally isolated from the Company. As such, the Wintrust Receivables Credit Facility was accounted for as a secured borrowing under ASC 860.

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

Borrowing under the Wintrust Receivables Credit Facility are classified as current debt as a result of a required lockbox arrangement and a subjective acceleration clause. During the three months ended March 31, 2024, the Company sold receivables having an aggregate face value of $4.0 million in exchange for cash proceeds of $3.0 million. As of March 31, 2024, the balance outstanding on the Wintrust Receivables Credit Facility amounted to $2.2 million.

Alphia Term Loan Facility

On June 21, 2023, the Company entered into a term loan credit agreement (the “Term Loan Agreement”) with Alphia Inc. (“Alphia”), a custom manufacturer of super-premium pet food in the U.S. Pursuant to the Term Loan Agreement, Alphia made a term loan to the Company in the original principal amount of $5.0 million (the “Term Loan”). In conjunction with the Term Loan Agreement, the Company issued warrants to Alphia (see Note 12 – Warrants for further discussion). The proceeds of the Term Loan, together with a portion of the Company’s cash on hand, were used to retire all of the outstanding obligations of Halo, Purely for Pets, Inc. (“Halo”), a wholly-owned subsidiary of the Company, under Halo’s long-term credit facility with Old Plank Trail Community Bank, N.A., an affiliate of Wintrust Bank, N.A described above.

The Term Loan bears an interest rate of 10% per annum, compounded quarterly, and will mature on June 21, 2026. Accrued interest on the Term Loan is payable quarterly in cash or, at the election of the Company, in-kind by capitalizing such interest and adding it to the then-outstanding principal amount of the Term Loan. The Term Loan Agreement and Term Note provide for customary financial covenants and customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company was in compliance with these covenants as of March 31, 2024. The Company may prepay the principal of the Term Loan at any time upon written notice to Alphia and subject to a prepayment penalty if such prepayment occurs prior to June 21, 2025.

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

As of March 31, 2024, the Company’s indebtedness on the Alphia Term Loan Facility is $5.0 million and $0.4 million of payable-in-kind (“PIK”) interest. As discussed below, the total value of the consideration received in connection with the Term Loan Agreement was first allocated to the Warrants (as defined in Note 12) at fair value, with the remainder allocated to debt. Accordingly, the Company recorded a debt discount of $2.2 million on the Alphia Term Loan Agreement (see Note 12 for further discussion). Furthermore, the Company incurred debt issuance costs of $0.2 million. The discount and debt issuance costs associated with the Term Loan Agreement are amortized using the effective interest method.

Future Debt Maturities

Future debt maturities as of March 31, 2024 and for succeeding years are as follows (in thousands):

Year ending December 31:
2024	$5,379
2025	—
2026	—
Total	$5,379

Note 9 - Business combinations

During the three months ended March 31, 2024, the Company completed the acquisition of Aimia Pet Healthco, Inc. (“Aimia”), effective February 9, 2024, to develop treats and toppers that safely combat pet obesity.

The Company completed a business combination for a purchase price of $0.4 million during the three months ended March 31, 2024 with common shares issued as consideration, which have been adjusted herein to reflect the Reverse Stock Split effective March 20, 2024. In accordance with ASC Topic 805, Business Combinations (“Topic 805”), total consideration was first allocated to the fair value of assets acquired, including liabilities assumed, with the excess being recorded as goodwill. For financial statement purposes, goodwill is not amortized but rather is evaluated for impairment at least annually or more frequently if an event or change in circumstances occurs that indicates goodwill may be impaired. Goodwill is deductible for tax purposes and will be amortized over a period of 15 years.

The recorded purchase price for the business combination includes an estimation of the fair value of equity interests, which is calculated based on the value of the Company’s common stock on the closing date.

Aimia is a pre-revenue business and there were no operating results related to this business combination to include in the condensed consolidated statements of operations for the three months ended March 31, 2024 since the acquisition date.

Acquisition-related costs incurred in connection with business combinations are recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. The Company incurred acquisition-related costs from this business combination of less than $0.1 million for the three months ended March 31, 2024.

In November 2023, Aimia entered into a memorandum of understanding (“MOU”) which establishes an R&D partnership with doctors and a lab which would facilitate the development a GLP-1 supplement for pets. In connection with the MOU, 6,818 shares were issued and the Company incurred $0.1 million of mergers and acquisitions expenses, which are recorded in selling, general, and administrative expenses in the consolidated statement of operations.

Due to the timing of the completion of the acquisition, the purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, additional information obtained regarding assets acquired and liabilities assumed, and revisions of provisional estimates of fair values, including, but not limited to appraisals and valuations. The purchase price allocation will be finalized within the measurement period of up to one year from the acquisition date.

The table below provides a summary of the total consideration and the estimated purchase price allocation made for the business combination that became effective during the three months ended March 31, 2024.

Aimia
Common stock	$399,713
Total consideration	$399,713

Subscription receipts receivable	$1,100
HST Receivable	856
Goodwill	405,194
Total assets acquired	$407,150

AP and accruals	$7,437
Total liabilities acquired	$7,437

Net assets acquired	$399,713

The factors contributing to the recognition of the amount of goodwill are based on expanding research and development to develop dog treats that mirror the weight loss benefits of brands including Slentrol, Wegovy, Ozempic, and Mounjaro with added protein and nutrients from the Company’s Halo products to promote lean muscle and overall pet health.

Note 10 - Fair Value Measurements

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

The Company estimates the fair value of the term loan based on a discounted cash flow method. The carrying value of the term loan was based on an accounting entry where proceeds from the loan were first allocated to the warrants liabilities. The following table presents the carrying amount and fair value of the Company’s term note, line of credit and warrants liabilities by hierarchy level:

			March 31, 2024		December 31, 2023
	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	Level 3	(2)	$3,054	$3,565	$2,881	$3,314
Line of credit	Level 2	(1)	$2,171	$2,171	$1,741	$1,741

(1)	the fair value estimates are based upon observable market data

(2)	the fair value estimates are based on unobservable inputs reflecting management’s assumptions about inputs used in pricing the asset or liability

Note 11 – Commitments and contingencies

The Company has manufacturing agreements with its vendors that provides for the company to make its commercial best efforts to purchase minimum quantities in the ordinary course of business. There are no other purchase obligations as of March 31, 2024 or December 31, 2023.

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

On March 25, 2024, the Company initiated a legal action to enforce a right of first refusal option exercised by Alphia pursuant to the terms of a written agreement between Alphia and the Company whereby Alphia was to acquire the assets of Halo. As of March 31, 2024, the Company is unable to predict the outcome or impact on its business and financial results.

Note 12 – Warrants

The following summarizes the Company’s outstanding warrants to purchase shares of the Company’s common stock as of and for the three months ended March 31, 2024 and December 31, 2023:

	Warrants	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2023	550,039	$2.47
Issued	—	$—
Exercised	—	$—
Terminated/Expired	—	$—
Warrants outstanding as of March 31, 2024	550,039	$2.47

The intrinsic value of outstanding warrants was $0.0 million as of March 31, 2024 and December 31, 2023. The following discussion provides details on the various types of outstanding warrants and the related relevant disclosures around each type.

In conjunction with the Alphia Term Loan Facility mentioned in Note 8 - Debt, the Company issued to Alphia (i) a warrant (the “First Tranche Warrant”) to purchase 148,758 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a price of $11.44 per share, and (ii) a warrant (the “Second Tranche Warrant” and together with the First Tranche Warrant, the “Warrants”) to purchase 186,882 shares of Common Stock at a price of $11.44 per share. Unless exercised, the Warrants expire on June 21, 2028. Alphia’s exercise of the Second Tranche Warrant was subject to the approval of the Company’s stockholders and was approved on November 15, 2023. The Warrants contain certain anti-dilution provisions in favor of Alphia in connection with any equity offering consummated by the Company prior to December 21, 2023 and equity issuances below the exercise price of the Warrants. The Warrants also contained a cashless exercise option at the election of Alphia.

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

Note 13 – Share-based compensation

During the three months ended March 31, 2024 and March 31, 2023, the Company recognized $0.5 million and $0.9 million, respectively, of share-based compensation expense.

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

Stock options

The following table provides detail of the options granted and outstanding (dollars in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2023	54	$5.03	5.7	$—
Granted	—	—
Forfeited/Expired	(3)	$6.78
Options outstanding as of March 31, 2024	51	$4.95	5.7	$—

Options exercisable as of March 31, 2024	45	$5.42	5.4	$—

Options granted under the Amended 2019 Plan vest over a period of two to three years. All vested options are exercisable and may be exercised through the ten-year anniversary of the grant date (or such earlier date described in the applicable award agreement).

During the three months ended March 31, 2024 and March 31, 2023, $0.1 million and $0.3 million, respectively, of share-based compensation expense was recognized related to options issued. As of March 31, 2024, unrecognized share-based compensation related to options was $0.1 million, which is expected to be recognized over a weighted average period of 0.4 years.

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model, using the following assumptions primarily based on historical data:

Three Months Ended March 31,
	2024	2023
Risk-free interest rate	0.33 - 4.02%	0.33 - 4.02%
Expected volatility (1)	0.0% - 72.5%	0.0% - 72.5%
Expected dividend yield	—%	—%
Expected life (years) (2)	0 - 7.6	0 - 7.6

(1)	Expected volatility was determined using a combination of historical volatility and implied volatility.
(2)	For certain options, the simplified method is utilized to determine the expected life due to the lack of historical data.

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

Note 14 – Employee benefit plans

The Company has a qualified defined contribution 401(k) plan, which covers substantially all of its employees. Participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the IRS. The Company matches participant contributions pursuant to the terms of the plan, which contributions are limited to a percentage of the participant’s eligible compensation. The Company made contributions related to the plan and recognized expense of less than $0.1 million during the three months ended March 31, 2024 and 2023, respectively.

Note 15 – Related party transactions

Director Fees

The Company pays quarterly board of director fees. As of March 31, 2024 and December 31, 2023, $0.1 million of these director fees were in accounts payable on the Condensed Consolidated Balance Sheets.

Marketing Support Services

On March 7, 2023, the Company entered into an agreement with Believeco to provide marketing support services for an interim period. A member of the Company’s board of directors is a partner at Believeco. For the three months ended March 31, 2024, marketing expense related to Believeco totaled less than $0.01 million, all of which is included within Accounts Payable. As of March 31, 2023 marketing expense related to Believeco totaled $0.01 million, none of which is included within Accounts Payable.

Note 16 – Income taxes

For the three months ended March 31, 2024 and March 31, 2023, the Company recorded income tax provision of less than $0.1 million. For the three months ended March 31, 2024 and 2023, the Company’s effective tax rate was less than 1%, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily because the Company’s losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of net operating losses (“NOLs”) for the three months ended March 31, 2024 and March 31, 2023.

Note 17 – Concentrations

Major suppliers

The Company sourced approximately 75% of its inventory purchases from two vendors for the three months ended March 31, 2024. The Company sourced approximately 81% of its inventory purchases from three vendors for the three months ended March 31, 2023.

Major customers

Accounts receivable from two customers represented 89% of accounts receivable as of March 31, 2024. Accounts receivable from two customers represented 79% of accounts receivable as of December 31, 2023. Three customers represented 70% of gross sales for the three months ended March 31, 2024. Four customers represented 70% of gross sales for the three months ended March 31, 2023.

Credit risk

As of March 31, 2024 and December 31, 2023, the Company’s cash and cash equivalents were deposited in accounts at several financial institutions and may maintain some balances in excess of federally insured limits. The Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents.

Note 18 – Loss per share

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

For the three months ended March 31, 2024, the Company’s basic and diluted net loss per share attributable to common stockholders are the same as the Company generated a net loss and common stock equivalents are excluded from diluted net loss per share as they have an anti-dilutive impact. Therefore, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. For the three months ended March 31, 2023, potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows: 214,400 of stock equivalent warrants; 65,740 of stock equivalent employee stock options and 146 of stock equivalent other options.

The following table sets forth basic and diluted net (loss) earnings per share attributable to common stockholders for the three months ended March 31, 2024 and 2023 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(2,830)	$(3,484)
Adjusted net loss attributable to common stockholders	$(2,830)	$(3,484)
Denominator:
Basic WASO	786,745	692,615
Dilutive common stock equivalents	—	—
Diluted WASO	786,745	692,615

Net loss per share attributable to common stockholders, basic	$(3.60)	$(5.03)
Net loss per share attributable to common stockholders, diluted	$(3.60)	$(5.03)

Note 19 – Subsequent events

In April 2024, the Company borrowed an additional $0.8 million from the Wintrust Receivables Credit Facility.

On April 16, 2024, the Company’s board of directors approved a share repurchase program that authorized the repurchase of up to $5.0 million of the Company’s outstanding common stock in the open market through December 31, 2024. Repurchased shares are immediately retired and returned to unissued status.

In April 2024, the Company received a notice from the NYSE American LLC (the “NYSE American”), notifying the Company that it is no longer in compliance with NYSE American continued listing standards. The NYSE American requires a listed company to have stockholders’ equity of $4.0 million or more if the listed company has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Company reported a stockholders’ equity of $3.0 million as of December 31, 2023, and losses from continuing operations and/or net losses in three out of its four most recent fiscal years ended December 31, 2023. The Notice has no immediate impact on the listing of the Company’s shares of common stock, which will continue to be listed and traded on the NYSE American. The Company must submit a plan of compliance (the “Plan”) by May 24, 2024, addressing how it intends to regain compliance with the continued listing standards before the end of the cure period ends on October 24, 2025. The Company has begun to prepare its Plan for submission to the NYSE American by the May 24, 2024 deadline.

In May 2024, the Company borrowed an additional $0.6 million from the Wintrust Receivables Credit Facility.

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

We sell our premium and super-premium products (which we believe generally includes products with a retail price greater than $0.20 per ounce) under the Halo brand umbrella, including Halo Holistic™, Halo Elevate® and the former TruDog brand, which has been rebranded and successfully integrated under the Halo brand umbrella during the third quarter of 2022. Our core products sold under the Halo brand are made with high-quality, thoughtfully sourced ingredients for natural, science based nutrition. Each innovative recipe is formulated with leading veterinary and nutrition experts to deliver optimal health. Our diverse and established customer base has enabled us to penetrate multiple channels of trade, which we believe enables us to deliver on core consumer needs and serve pet parents wherever they shop. We group these channels of trade into four distinct categories: E-commerce, which includes the sale of product to online retailers such as Amazon and Chewy; Brick & Mortar, which primarily includes the sale of product to Pet Specialty retailers and neighborhood pet stores, as well as to select grocery chains; Direct to Consumer (“DTC”) which includes the sale of product through our website halopets.com; and International, which includes the sale of product to foreign distribution partners and to select international retailers.

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

The Company was not in compliance with certain covenants related to the Alphia Term Loan Facility as of December 31, 2023 and the debt is callable by the lender. Refer to the Going concern considerations for additional information.

On March 25, 2024, Better Choice Company, Inc. (“BTTR”) initiated a legal action to enforce a right of first refusal (“ROFR”) option exercised by Alphia, Inc. (“Alphia”), which is controlled by a Paris-based private equity firm, PAI Partners. As of March 31, 2024, the Company is unable to predict the outcome or impact on its business and financial results.

Results of Operations for the three months ended March 31, 2024 and 2023

The following table sets forth our consolidated results for the periods presented (in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Net sales	$7,903	$9,237	$(1,334)	(14)%
Cost of goods sold	5,289	5,996	(707)	(12)%
Gross profit	2,614	3,241	(627)	(19)%
Operating expenses:
Selling, general and administrative	5,080	6,496	(1,416)	(22)%
Total operating expenses	5,080	6,496	(1,416)	(22)%
Loss from operations	(2,466)	(3,255)	789	24%
Other expenses:
Interest expense, net	(362)	(229)	(133)	(58)%
Change in fair value of warrants liabilities	—	—	—	—%
Total other expense, net	(362)	(229)	(133)	(58)%
Net loss before income taxes	(2,828)	(3,484)	656	19%
Income tax expense	2	—	2	100%
Net loss	(2,830)	(3,484)	654	19%
Net loss attributable to common stockholders	$(2,830)	$(3,484)	$654	19%

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

Information about our revenue channels is as follows (in thousands):

	Three Months Ended March 31,
	2024		2023
E-commerce (1)	$3,265	41%	$3,895	42%
International (2)	2,874	37%	2,311	25%
DTC	1,209	15%	1,322	14%
Brick & mortar (3)	555	7%	1,709	19%
Net Sales	$7,903	100%	$9,237	100%

(1)	The Company’s E-commerce channel includes two customers that amounted to greater than 10% of the Company’s total net sales for the three months ended March 31, 2024, and 2023, respectively. These customers had $3.2 million of net sales for the three months ended March 31, 2024 and $3.8 million of net sales during the three months ended March 31, 2023.
(2)	One of the Company’s International customers that distributes products in China amounted to greater than 10% of the Company’s total net sales during the three months ended March 31, 2024 and March 31, 2023, representing $2.2 million and $2.1 million of net sales, respectively.
(3)	None of the Company’s Brick & Mortar customers represented greater than 10% of net sales during the three months ended March 31, 2024 or March 31, 2023. For the three months ended March 31, 2023, Petco is included within the Brick & Mortar channel. In Q1 2024, Petco is presented within E-commerce as a result of the strategic exit out of Petco stores, while remaining on Petco.com.

Net sales decreased $(1.3) million, or (14)%, to $7.9 million for the three months ended March 31, 2024 compared to $9.2 million for the three months ended March 31, 2023. The decrease in net sales for the three months ended March 31, 2024 is primarily attributable to new payment terms enforced in our International channel to preserve cash, and a decline in traffic in our E-commerce platform.

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

During the three months ended March 31, 2024, gross profit decreased $0.6 million, or 19%, to $2.6 million compared to $3.2 million during the three months ended March 31, 2023.

Gross margin decreased 200 basis points to 33% for the three months ended March 31, 2024 compared to 35% for the three months ended March 31, 2023. The decrease in gross margin for the three months ended March 31, 2024 is primarily attributable to selling excess inventory at a discount. As a result, revenue increased at a rate lower than the rate at which cost of goods sold (“COGS”) increased. The decrease in gross margin was attributable to our product sales mix, and a decrease in total sales volume. There was also an increase in our inventory reserve, driven by the increase in the Halo Elevate expiration risk.

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

Operating expenses

Our Selling, general and administrative (“SG&A”) expenses consist of the following:

●	Sales and marketing costs, for specific customer promotional programs, paid media, content creation expenses and our DTC selling platform. Marketing costs are geared towards customer acquisition and retention and building brand awareness. During the three months ended March 31, 2024, sales and marketing costs decreased approximately $(0.6) million or (33)%, to $1.2 million from $1.8 million during the three months ended March 31, 2023. The decrease was driven primarily by lower marketing and advertising agency fees related to the Halo brand renovation and migration from the former TruDog brand, as well as increased marketing spend in our International sales channel.

●	Employee compensation and benefits decreased approximately $(0.2) million or (10)% during the three months ended March 31, 2024 to $1.5 million from $1.7 million during the three months ended March 31, 2023. The decrease was primarily related to a reduction in employee headcount, partially offset by higher severance costs during the first half of 2024.

●	Share-based compensation includes expenses related to equity awards issued to employees and non-employee directors. During the three months ended March 31, 2024, Share-based compensation decreased $(0.4) million or (40)% to $0.5 million compared to $0.9 million for the three months ended March 31, 2023. January 2023 grants became fully vested during the three months ended March 31, 2023, resulting in a decrease to share-based compensation, partially offset by common stock issued for board service.

●	Freight, which is primarily related to the shipping of DTC orders to customers, remained consistent at $0.3 million during the three months ended March 31, 2024 and March 31, 2023. DTC sales remained consistent as outlined above.

●	Non-cash charges including depreciation, amortization, disposal or sale of assets and bad debt expense decreased by $(0.4) million or (94)% to less than $0.1 million during the three months ended March 31, 2024 from $0.4 million during the three months ended March 31, 2023. The decrease was driven by disposals of certain assets during 2023.

●	Other general and administrative costs for various general corporate expenses, including professional services, information technology, insurance, travel, costs related to merchant credit card fees, product development costs, rent, and certain tax costs. During the three months ended March 31, 2024, other general and administrative costs increased $0.2 million, or 14% to $1.6 million compared to $1.4 million during the three months ended March 31, 2023. The increase was driven by commission fees related to sales in our International channel.

Interest expense, net

During the three months ended March 31, 2024, interest expense increased by $0.2 million, or 58% to $0.4 million from $0.2 million for the three months ended March 31, 2023. Interest expense for the three months ended March 31, 2024 is comprised of interest on our Wintrust Receivables Credit Facility, Alphia Term Loan, the amortization of debt issuance costs, and interest accretion on the Alphia Term Loan. Interest expense for the three months ended March 31, 2023 is comprised of interest on our Wintrust Credit Facility and the amortization of debt issuance costs which was refinanced during 2022.

Income taxes

Our income tax provision consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for any allowable credits, deductions and uncertain tax positions as they arise. During the three months ended March 31, 2024 and March 31, 2023, we recorded income tax benefit of less than $0.1 million, which relates to indefinite-lived assets. The effective tax rate for the three months ended March 31, 2024 and 2023 was less than 1%, respectively, which differs from the U.S. Federal statutory rate of 21% primarily because our losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of NOLs.

Liquidity and capital resources

Historically, we have financed our operations primarily through the sales of shares of our common stock, warrants, preferred stock, and loans. In connection with our IPO, we issued and sold 181,818 shares of common stock at a price of $5.00 per share. On July 1, 2021 we received total net proceeds of approximately $36.1 million from the IPO, after deducting underwriting discounts and commissions of $2.8 million, and offering costs of approximately $1.1 million. On March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $3.9 million and $4.5 million, respectively.

We are subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of our products, the successful protection of our proprietary technologies, ability to grow into new markets, and compliance with government regulations. As of March 31, 2024, we have not experienced a significant adverse impact to our business, financial condition or cash flows resulting from geopolitical actions or threat of cyber-attacks. However, we have seen adverse impacts to our gross margin from time to time due to inflationary pressures in the current economic environment. Uncertainties regarding the continued economic impact of inflationary pressures, geopolitical actions and threat of cyber-attacks are likely to result in sustained market turmoil, which could negatively impact our business, financial condition, and cash flows in the future.

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

Our ability to raise additional capital may be adversely impacted by the potential worsening of global economic conditions, including inflationary pressures, he recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from geopolitical tensions. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. If we are unable to raise the necessary funds when needed or achieve planned cost savings, or other strategic objectives are not achieved, we may not be able to continue our operations, or we could be required to modify our operations that could slow future growth.

A summary of our cash flows is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash flows (used in) provided by:
Operating activities	$(1,006)	$(1,473)
Investing activities	(3)	(10)
Financing activities	430	(41)
Net decrease in cash and cash equivalents	$(579)	$(1,524)

Cash flows from operating activities

Cash used in operating activities decreased by $0.5 million, or 32%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in cash was primarily driven by a $(0.7) million decrease in net loss as well as a $(0.6) million decrease in inventory reserve due to selling off stock. The decrease in cash was also driven by significant fluctuations in our working capital, including a comparative decrease in accounts receivable balances of $(0.4) million due to timing of sales and collections and a comparative increase in accounts payable of $0.4 million due to inventory rebuild in 2023.

Cash flows from investing activities

Cash used in investing activities was less than $0.1 million during the three months ended March 31, 2024 and March 31, 2023. The cash used in investing activities is related to capital expenditures.

Cash flows from financing activities

Cash provided by financing activities was $0.4 million and less than $(0.1) million, during the three months ended March 31, 2024 and March 31, 2023, respectively. The cash provided by financing activities for the three months ended March 31, 2024 was related proceeds from the Wintrust revolving line of credit of $3.0 million, offset by payments on the Wintrust revolving line of credit of $(2.6) million. The cash provided by financing activities for the three months ended March 31, 2023 was related to payments on the short-term financing arrangement of $0.04 million.

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

As of March 31, 2024, the balance outstanding on the Wintrust Receivables Credit Facility amounted to $2.2 million.

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

In conjunction with the Term Loan, the Company issued to Alphia (i) a warrant (the “First Tranche Warrant”) to purchase 148,758 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a price of $0.26 per share, and (ii) a warrant (the “Second Tranche Warrant” and together with the First Tranche Warrant, the “Warrants”) to purchase 186,882 shares of Common Stock at a price of $0.26 per share. Unless exercised, the Warrants expire on June 21, 2028. The Warrants contain certain anti-dilution provisions in favor of Alphia in connection with any equity offering consummated by the Company prior to December 21, 2023 and equity issuances below the exercise price of the Warrants. The Warrants also contain a cashless exercise option at the election of Alphia.

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

As of March 31, 2024, our indebtedness on the Alphia Term Loan Facility amounted to $3.1 million net of debt issuance costs of $0.2 million. For details about the terms, covenants and restrictions contained in the Alphia Term Loan Facility, see “Note 8 - Debt” to our interim condensed consolidated financial statements included in this Quarterly Report.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgements that affect the reported amounts of assets, liabilities, net sales, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described in our Annual Report for the year ended December 31, 2023 have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting estimates. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. There have been no material changes to our critical accounting estimates compared to the descriptions in our Annual Report for the year ended December 31, 2023.

Share-Based Compensation

Share-based compensation expense is measured based on the estimated fair value of awards granted to employees, directors, officers and consultants on the grant date. Forfeitures are accounted for as they occur, therefore there are no forfeiture related estimates required.

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model, which requires the development of input assumptions, as described in “Note 13 - Share-based compensation”. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of the subjective assumptions described in “Note 13 - Share-based compensation”. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer (our Principal Executive Officer or “PEO”) and our Chief Financial Officer (our Principal Financial Officer or “PFO”), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2023, our disclosure controls and procedures were not effective as of March 31, 2024.

Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the condensed consolidated financial statements included in this Form 10-Q, when read with the notes thereto, present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Material Weaknesses

We previously reported three material weaknesses in the design and operation of our internal control over financial reporting that were identified in connection with the audit of our fiscal year 2023 consolidated financial statements. A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls. The material weaknesses relate to (i) failure to maintain controls over the operating effectiveness of cybersecurity and IT general controls; (ii) insufficient policies and procedures to review, analyze, account for and disclose complex transactions; (iii) failure to design and maintain controls over the operating effectiveness of revenue recognition controls.

Remediation of Prior Year Material Weaknesses

Cybersecurity and IT General Controls

To remediate the material weakness associated with failure to maintain controls over the operating effectiveness of cybersecurity and IT general controls, we have (i) fully transitioned to a new managed IT service provider with an appropriate level of knowledge and technical experience to design and maintain cybersecurity and IT general controls; (ii) established policies and procedures for the design and operation of IT generals controls and manual controls to prevent cybersecurity breaches, such as multi-factor authentication implemented and enforced, anti-virus and anti-malware software suites installed, a cybersecurity training platform for all employees through the industry leading KnowBe4 platform, and the dual approval of vendor payments and wiring instructions; (iii) sustained operation of our controls over a period that is appropriate in order to conclude that the controls are operating effectively.

Remediation Plan

Accounting for Complex Transactions

To address the material weakness in internal controls related to the accounting for complex accounting transactions, we have (i) added resources responsible for the execution and oversight of accounting and financial reporting operations; (ii) expanded the use of specialist involvement in highly complex and technical areas of accounting and valuation; and (iii) designed and implemented enhancements to internal control over financial reporting including those related to business combinations. We will continue ongoing remediation efforts related to enhancing our internal controls to include specific activities to assess the accounting for significant complex transactions.

Revenue Recognition

To address the material weakness in internal controls related to the revenue recognition, we continue to evaluate the design and operating effectiveness controls supporting revenue recognition and are in the process of enhancing certain controls over revenue, including adding resources and training programs addressing the design, implementation, and documentary evidence requirement of control procedures over revenue recognition for appropriate personnel.

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

Changes in Internal Control Over Financial Reporting

We completed one acquisition for an aggregate purchase price of $0.4 million during the three months ended March 31, 2024. Guidance from the staff of the Securities and Exchange Commission provides that the staff will not take exception to companies that exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. The Company will exclude the acquisition from its assessment of internal control as of December 31, 2024. The acquisition represents less than 1% of our consolidated total assets and has no revenues as of and for the three months ended March 31, 2024, respectively.

Our remediation efforts were ongoing during the quarter ended March 31, 2024. Except with respect to our ongoing remediation efforts described in our Annual Report on Form 10-K for the year ended December 31, 2023 with respect to the aforementioned material weaknesses, and the successful remediation of our material weakness related to cybersecurity and IT general controls, there were no changes in our internal control over financial reporting that occurred during the quarter-ended March 31, 2024 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors described under the heading “Risk Factors” in our Annual Report filed on April 12, 2024. While we believe there have been no material changes from the risk factors previously disclosed, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report that could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward-looking statements contained in this Quarterly Report, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed herewith.

EXHIBIT INDEX

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
10.20 †	Engagement Agreement, dated as of March 13, 2023, by and between ONE10 Advisors, LLC and Better Choice Company Inc.	8-K	001-40477	10.1	03/21/2023
10.21 †	Interim Officer Agreement, dated as of March 20, 2023, by and between Carolina Martinez and Better Choice Company, Inc.	8-K	001-40477	10.2	03/21/2023
10.22 †	Employment Agreement, dated as of May 22, 2023, by and between Kent Cunningham and Better Choice Company, Inc.	8-K	001-40477	10.2	05/16/2023
10.23 †	Term Loan Credit Agreement, dated as of June 21, 2023, by and between Better Choice Company Inc. and Alphia Inc.	8-K	001-40477	10.1	06/21/2023
10.24 †	Account Purchase Agreement, dated as of June 21, 2023, by and between Wintrust Receivables Finance, a division of Wintrust Bank N.A., and Halo, Purely for Pets, Inc.	8-K	001-40477	10.9	06/21/2023
10.25	Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing	8-K	001-40477	99.1	09/27/2023
10.26	Better Choice Acquires Aimia Pet Healthco to Enter the GLP1 Pet Market	8-K	001-40477	99.1	02/12/2024
10.27	Better Choice Company to Effectuate a 1 for 44 Reverse Stock Split	8-K	001-40477	99.1	03/14/2024
10.28	Better Choice Company Board of Directors Authorize Stock Repurchase Program	8-K	001-40477	3.1	03/25/2024
10.29	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers	8-K	001-40477		04/04/2024
10.30	Better Choice Company Board of Directors Authorize Stock Repurchase Program	8-K	001-40477	99.1	04/16/2024
10.32	Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing	8-K	001-40477	99.1	04/30/2024
10.33	Complaint in Re: Better Choice Company, Inc., as Plaintiff, v. Alphia, Inc., as Defendant	8-K	001-40477	99.1	05/13/2024
21.1	Subsidiaries of the Company	10-K	001-40477	21.1	03/28/2023
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text and including detailed tags.
104 *	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (included as Exhibit 101).

†	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed or furnished herewith.
#	Certain schedules and similar attachments to this agreement have been omitted in accordance with Item 601(b)(5) of Regulation S-K. The Company will furnish copies of any schedules or similar attachments to the SEC upon request.
***	Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(b)(10). Such excluded information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTER CHOICE COMPANY INC.

Date: May 17, 2024	By:	/S/ KENT CUNNINGHAM
Kent Cunningham
Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2024	By:	/S/ CAROLINA MARTINEZ
Carolina Martinez
Chief Financial Officer (Principal Financial and Accounting Officer)

