Form 10-Q
period 2024-06-30
Better Choice Co Inc.
filed 2024-08-14
CIK 1471727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 1,655,329 shares of $0.001 par value common stock outstanding as of August 13, 2024.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

Better Choice Company Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$8,542	$10,536	$16,445	$19,773
Cost of goods sold	5,289	6,948	10,578	12,944
Gross profit	3,253	3,588	5,867	6,829
Operating expenses:
Selling, general and administrative	3,977	6,173	9,057	12,669
Total operating expenses	3,977	6,173	9,057	12,669
Loss from operations	(724)	(2,585)	(3,190)	(5,840)
Other income (expense):
Interest expense, net	(180)	(379)	(542)	(608)
Gain on extinguishment of debt	3,561	—	3,561	—
Total other income (expense), net	3,381	(379)	3,019	(608)
Income (loss) before income taxes	2,657	(2,964)	(171)	(6,448)
Income tax expense	3	—	5	—
Net income (loss)	$2,654	$(2,964)	$(176)	$(6,448)
Weighted average number of shares outstanding, basic	890,756	694,356	838,062	693,561
Weighted average number of shares outstanding, diluted	890,756	694,356	838,062	693,561
Net income (loss) per share, basic	$2.98	$(4.27)	$(0.21)	$(9.30)
Net income (loss) per share, diluted	$2.98	$(4.27)	$(0.21)	$(9.30)

See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$3,293	$4,455
Accounts receivable, net	4,325	4,354
Inventories, net	3,825	6,611
Prepaid expenses and other current assets	771	812
Total Current Assets	12,214	16,232
Fixed assets, net	179	230
Right-of-use assets, operating leases	92	120
Goodwill	405	—
Other assets	195	155
Total Assets	$13,085	$16,737
Liabilities & Stockholders’ Equity
Current Liabilities
Accounts payable	$6,108	$6,928
Accrued and other liabilities	1,361	2,085
Credit facility, net	1,582	1,741
Term loan, net	—	2,881
Operating lease liability	59	57
Total Current Liabilities	9,110	13,692
Non-current Liabilities
Operating lease liability	37	67
Total Non-current Liabilities	37	67
Total Liabilities	9,147	13,759
Stockholders’ Equity
Common Stock, $0.001 par value, 200,000,000 shares authorized, 916,329 & 729,026 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	325,455	324,319
Accumulated deficit	(321,518)	(321,342)
Total Stockholders’ Equity	3,938	2,978
Total Liabilities and Stockholders’ Equity	$13,085	$16,737

See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Dollars in thousands, except shares)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	729,026	$1	$324,319	$(321,342)	$2,978
Share-based compensation	42,088	—	518	—	518
Share issuance	6,818	—	58	—	58
Equity issued in business combinations	45,629	—	400	—	400
Shares issued in lieu of fractional shares	89	—	—	—	—
Net loss	—	—	—	(2,830)	(2,830)
Balance as of March 31, 2024	823,650	$1	$325,295	$(324,172)	$1,124
Share-based compensation	22,727	—	160	—	160
Share issuance	69,952	—	—	—	—
Net income	—	—	—	2,654	2,654
Balance as of June 30, 2024	916,329	$1	$325,455	$(321,518)	$3,938

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	668,870	$29	320,071	$(298,572)	$21,528
Share-based compensation	24,247	—	861	—	861
Share issuance	—	1	(1)	—	—
Net loss available to common stockholders	—	—	—	(3,484)	(3,484)
Balance as of March 31, 2023	693,117	$30	$320,931	$(302,056)	$18,905
Share-based compensation	1,818	—	284	—	284
Net loss available to common stockholders	—	—	—	(2,964)	(2,964)
Balance as of June 30, 2023	694,935	$30	$321,215	$(305,020)	$16,225

See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash Flow from Operating Activities:
Net loss	$(176)	$(6,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68	845
Amortization of debt issuance costs	34	150
Loss on disposal of fixed assets	—	11
Share-based compensation	678	1,145
Gain on extinguishment of debt	(3,561)	—
PIK interest expense on term loan	238	—
Accreted interest expense on term loan	153	—
Other	60	5
Bad debt expense	127	—
Income tax provision	5	—
Changes in operating assets and liabilities:
Accounts receivable	(96)	958
Inventories	2,785	1,700
Prepaid expenses and other assets	—	(1,129)
Accounts payable	(828)	1,261
Accrued and other liabilities	(473)	265
Cash Used in Operating Activities	$(986)	$(1,237)
Cash Flow from Investing Activities:
Capital expenditures	$(18)	$(10)
Cash Used in Investing Activities	$(18)	$(10)
Cash Flow from Financing Activities:
Payments on short-term financing arrangement	—	(41)
Proceeds from revolving lines of credit	—	4,164
Payments on revolving lines of credit	—	(13,500)
Proceeds from term loan	—	2,792
Debt issuance costs	—	(242)
Proceeds from warrant liabilities	—	2,208
Proceeds from Wintrust Facility	5,461	—
Payments on Wintrust Facility	(5,619)	—
Cash Used in Financing Activities	$(158)	$(4,619)
Net decrease in cash and cash equivalents	$(1,162)	$(5,866)
Total cash and cash equivalents, beginning of period	4,455	9,473
Total cash and cash equivalents, end of period	$3,293	$3,607
Supplemental schedule of cash flow information:
Cash paid for interest during the period	244	489
Disclosure of non-cash financing activities:
Term loan forgiveness, refer to Note 7 - Debt	3,235	—
Forgiveness of PIK interest on term loan, refer to Note 7 - Debt	493	—
Write off of debt issuance costs	168	—

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

Reverse stock split

On March 8, 2024, the Company’s Board of Directors approved a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-44, effective March 20, 2024 (the “Reverse Split”). In addition, the exercise prices of the Company’s underlying common stock purchase warrants and stock options were proportionately adjusted at the applicable reverse stock split ratio in accordance with the terms of such instruments. Proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Split, other than as a result of the rounding up of fractional shares. In connection with the Reverse Stock Split, 70,041 shares of common stock were issued in lieu of fractional shares.

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

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates these assumptions, judgments and estimates. Actual results may differ from these estimates.

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three and six months ended June 30, 2024 and 2023, the financial position as of June 30, 2024 and December 31, 2023 and the cash flows for the six months ended June 30, 2024 and 2023.

Going concern considerations

The Company is subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of its products, the successful protection of its proprietary technologies, ability to grow into new markets, and compliance with government regulations. The Company has historically incurred losses and expect to continue to generate operating losses and consume cash resources in the near term. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these interim condensed consolidated financial statements are issued, meaning that we may be unable to generate sufficient operating cash flows to pay our short-term obligations. The Company will need to either raise additional capital or obtain additional financing to maintain sufficient liquidity. There can be no assurance that the Company will be successful in raising additional capital, renewing or refinancing its existing debt or securing new financing. If the Company is unsuccessful in doing so, it may need to reduce the scope of its operations or sell certain assets.

The Company has implemented and continues to implement plans to achieve operating profitability, including various margin improvement initiatives, the consolidation of and introduction of new co-manufacturers, the optimization of pricing strategy and ingredient profiles, and new product innovation. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and payments of liabilities in the ordinary course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Share repurchases

In April 2024, the Company’s board of directors authorized and approved a stock repurchase plan (the “Repurchase Plan”) for up to $5.0 million of the currently outstanding shares of the Company’s common stock through December 31, 2024. Repurchased shares are immediately retired and returned to unissued status. During the six months ended June 30, 2024, no shares were repurchased.

Advertising

The Company charges advertising costs to expense as incurred and such charges are included in selling, general and administrative (“SG&A”) expense. The Company’s advertising expenses consist primarily of online advertising, search costs, email advertising and radio advertising. In addition, the Company reimburses its customers and third parties for in store activities and record these costs as advertising expenses. Advertising costs were $1.2 million and $2.3 million for the three months ended June 30, 2024 and 2023, respectively. Advertising costs were $2.3 million and $3.7 million for the six months ended June 30, 2024 and 2023, respectively.

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

New Accounting Standards

Recently adopted

There were no new standards that would have an impact on the condensed consolidated financial statements for the six months ended June 30, 2024.

Note 2 – Revenue

The Company records revenue net of discounts, which primarily consist of trade promotions, certain customer allowances and early pay discounts.

The Company excludes sales taxes collected from revenues. Retail-partner based customers are not subject to sales tax.

The Company’s direct-to-consumer (“DTC”) loyalty program enables customers to accumulate points based on their spending. A portion of revenue is deferred at the time of sale when points are earned and recognized when the loyalty points are redeemed. The Company closed its DTC channel effective June 1, 2024 and expired the loyalty program as of June 30, 2024.

Revenue channels

The Company groups its revenue channels into three categories: Digital, which includes the sale of product to online retailers such as Amazon and Chewy, as well as DTC sales, which included the sale of product through the Company’s website through June 1, 2024; Brick & Mortar, which primarily includes the sale of product to Pet Specialty retailers, independent pet stores, and regional distributors; and International, which includes the sale of product to foreign distribution partners and to select international retailers (transacted in U.S. dollars).

Information about the Company’s net sales by revenue channel is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Digital (1)	$4,406	51%	$5,436	51%	$8,880	54%	$11,207	57%
International (2)	3,649	43%	3,875	37%	6,523	40%	6,185	31%
Brick & Mortar (3)	487	6%	1,225	12%	1,042	6%	2,381	12%
Net Sales	$8,542	100%	$10,536	100%	$16,445	100%	$19,773	100%

(1)	The Company’s Digital channel includes two wholesale customers that amounted to greater than 10% of the Company’s total net sales for the three and six months ended June 30, 2024 and 2023, and represented $3.5 million and $6.6. million of net sales for the three and six months ended June 30, 2024, and $3.1 million and $6.9 million of net sales during the three and six months ended June 30, 2023, respectively. Additionally, DTC sales within the Digital channel amounted to greater than 10% of the Company’s total net sales for the three months ended June 30, 2023, and six months ended June 30, 2024, and 2023, respectively. DTC sales within the Digital channel were approximately $0.8 million and $2.0 million for the three and six months ended June 30, 2024, and $1.7 million and $3.0 million for the three and six months ended June 30, 2023, respectively. As of June 1, 2024, the Company has exited its DTC channel in an effort to improve profitability. The Company historically reported the sales in this channel as E-commerce and DTC separately and has been consolidated into one revenue stream as of June 30, 2024.

(2)	One of the Company’s International customers amounted to greater than 10% of the Company’s total net sales during the three months and six months ended June 30, 2024 and 2023, and represented $3.0 million and $5.2 million of net sales for the three and six months ended June 30, 2024, and $2.9 million and $5.0 million of net sales for the three and six months ended June 30, 2023, respectively.

(3)	None of the Company’s Brick & Mortar customers represented greater than 10% of net sales for the three and six months ended June 30, 2024 or June 30, 2023. For the three and six months ended June 30, 2023, Petco was included within the Brick & Mortar channel. Beginning in Q1 2024, Petco is presented within Digital as a result of the strategic exit out of Petco stores, while remaining on Petco.com.

Note 3 - Inventories

Inventories are summarized as follows (in thousands):

	June 30, 2024	December 31, 2023
Food, treats and supplements	$3,616	$6,296
Inventory packaging and supplies	1,064	1,166
Total Inventories	4,680	7,462
Inventory reserve	(855)	(851)
Inventories, net	$3,825	$6,611

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets are summarized as follows (in thousands):

	June 30, 2024	December 31, 2023
Prepaid marketing expenses	$647	$451
Other prepaid expenses and other current assets	124	361
Total Prepaid expenses and other current assets	$771	$812

Note 5 - Fixed assets

Fixed assets consist of the following (in thousands):

	Estimated Useful Life	June 30, 2024	December 31, 2023
Equipment	2 - 5 years	$26	$18
Furniture and fixtures	2 - 5 years	221	221
Computer software, including website development	2 - 3 years	191	187
Computer equipment	1 - 2 years	114	108
Total fixed assets		552	534
Accumulated depreciation		(373)	(304)
Fixed assets, net		$179	$230

Depreciation expense was $0.02 million and $0.04 million for the three and six months ended June 30, 2024, respectively. Depreciation expense was $0.04 million and $0.08 million for the three and six months ended June 30, 2023, respectively.

Note 6 – Accrued and other liabilities

Accrued and other liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued taxes	$103	$105
Accrued payroll and benefits	518	487
Accrued trade promotions and advertising	197	90
Accrued interest	—	254
Accrued commissions	434	686
Deferred revenue	—	7
Short-term financing	—	162
Other	109	294
Total accrued and other liabilities	$1,361	$2,085

Note 7 – Debt

The components of the Company’s debt consist of the following (in thousands):

	June 30, 2024			December 31, 2023
	Amount	Rate	Maturity date	Amount	Rate	Maturity date
Term loan, net	$—	(1)	N/A	$2,881	(1)	N/A
Line of credit, net	$1,582	(2)	6/21/2025	$1,741	(2)	6/21/2025
Less current portion	1,582			4,622
Total long-term debt	$—			$—

(1)	Interest at a fixed rate of 10.00% per annum.

(2)	Interest at a variable rate of the daily U.S. Prime Rate plus 250 basis points with an interest rate floor of 5.50% per annum.

Wintrust Receivables Credit Facility

On June 21, 2023, the Company entered into an account purchase agreement with Wintrust Receivables Finance (the “AP Agreement”), a division of Wintrust Bank N.A. (“Wintrust”) pursuant to which Wintrust will purchase, at its discretion, eligible customer invoices and advance up to 75% of the face amount of all purchased invoices, the maximum outstanding balance can be $4.8 million. Each advance under the AP Agreement will bear a variable interest rate at the prime rate plus 2.5% percentage per annum. The interest rate at June 30, 2024 was 11.0% per annum. The AP Agreement has an initial term of two years and will automatically renew annually unless terminated by the Company on at least 60 days’ notice. The Wintrust Receivables Credit Facility is guaranteed and secured by a general security interest in the assets of the Company. The Company continues to service the receivables, the transfers are at full recourse and the eligible customer invoices are not legally isolated from the Company. As such, the Wintrust Receivables Credit Facility was accounted for as a secured borrowing under ASC 860.

The Wintrust Receivables Credit Facility limits or restrict the ability of the Company to incur additional indebtedness; incur additional liens; make dividends and other restricted payments; make investments; sell, assign, transfer or dispose of certain assets; make optional prepayments of other indebtedness; engage in transactions with affiliates; and enter into restrictive agreements. The Wintrust Receivables Credit Facility does not include any financial covenants and if an event of default occurs, Wintrust is entitled to accelerate the advances made thereunder and exercise rights against the collateral. As of June 30, 2024, the Company was in compliance with its restrictive financial covenants.

Borrowing under the Wintrust Receivables Credit Facility are classified as current debt as a result of a required lockbox arrangement and a subjective acceleration clause. During the three and six months ended June 30, 2024, the Company sold receivables having an aggregate face value of $3.3 million and $7.3 million, respectively, in exchange for cash proceeds of $2.5 million and $5.5 million, respectively. As of June 30, 2024, the balance outstanding on the Wintrust Receivables Credit Facility amounted to $1.6 million.

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

On March 25, 2024, the Company initiated a legal action to enforce a right of first refusal option exercised by Alphia pursuant to the terms of a written agreement between Alphia and the Company whereby Alphia was to acquire the assets of Halo. On June 20, 2024, the Company agreed to settlement terms of the lawsuit. The agreement dismisses the Company’s ongoing litigation with Alphia and provides for the forgiveness of the Company’s term loan, including $5.0 million in principal and $0.5 million of payable-in-kind (“PIK”) accrued interest, the termination of 335,640 warrants with a strike price of $11.44 per share that were set to expire in 2028, and the forgiveness of up to $2.7 million in accounts payable due to Alphia, provided the remaining outstanding accounts payable balance is paid within 90 days of the settlement date. The terms of the settlement on accounts payable are still outstanding as of June 30, 2024. As a result, there is no impact to accounts payable as of June 30, 2024. The book value of the Alphia term loan and the unamortized debt issuance costs were $3.2 million and $0.2 million, respectively, on the date of forgiveness.

As a result of the settlement terms described above, the Company is not indebted to Alphia as it relates to the Term Loan Facility as of June 30, 2024.

Note 8 - Business Combinations

On February 9, 2024, the Company completed the acquisition of Aimia Pet Healthco, Inc. (“Aimia”) to develop treats and toppers that safely combat pet obesity.

The Company completed a business combination for a purchase price of $0.4 million during the six months ended June 30, 2024 with common shares issued as consideration, which have been adjusted herein to reflect the Reverse Stock Split effective March 20, 2024. In accordance with ASC Topic 805, Business Combinations (“Topic 805”), total consideration was first allocated to the fair value of assets acquired, including liabilities assumed, with the excess being recorded as goodwill. For financial statement purposes, goodwill is not amortized but rather is evaluated for impairment at least annually or more frequently if an event or change in circumstances occurs that indicates goodwill may be impaired. Goodwill is deductible for tax purposes and will be amortized over a period of 15 years.

The recorded purchase price for the business combination includes an estimation of the fair value of equity interests, which is calculated based on the value of the Company’s common stock on the closing date.

Under ASC 805, a business combination involves the acquisition of a business, defined as an integrated set of activities and assets capable of being conducted and managed for the purpose of providing a return to investors. The Company assessed whether the acquired entity constituted a business by evaluating its assets, processes, and outputs and determined the acquired set to be a business based on the inputs and substantive processes that together significantly contribute to the ability to create outputs.

Aimia is a pre-revenue business and there were no operating results related to this business combination to include in the condensed consolidated statements of operations for the six months ended June 30, 2024 since the acquisition date.

Acquisition-related costs incurred in connection with business combinations are recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. The Company incurred acquisition-related costs from this business combination of less than $0.1 million for the six months ended June 30, 2024.

In November 2023, Aimia entered into a memorandum of understanding (“MOU”) which establishes a research and development (“R&D”) partnership with doctors and a lab which would facilitate the development a GLP-1 supplement for pets. In connection with the MOU, the Company issued 6,818 shares to the R&D partners and the Company incurred $0.1 million of mergers and acquisitions expenses, which are recorded in selling, general, and administrative expenses in the consolidated statement of operations for the six months ended June 30, 2024.

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

The table below provides a summary of the total consideration and the estimated purchase price allocation made for the business combination that became effective during the six months ended June 30, 2024.

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

Note 9 - Fair Value Measurements

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and other liabilities approximate fair value because of the short-term nature of these financial instruments. The carrying amounts of borrowings under credit facilities approximates fair value because of the short-term nature and variable interest rates on these instruments approximates current market rates.

The Company estimates the fair value of the term loan based on a discounted cash flow method. The carrying value of the term loan was based on an accounting entry where proceeds from the loan were first allocated to the warrants liabilities. The following table presents the carrying amount and fair value of the Company’s term note and line of credit by hierarchy level:

	Fair Value		June 30, 2024		December 31, 2023
	Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	Level 3	(1)	$—	$—	$2,881	$3,314

(1)	the fair value estimates are based on unobservable inputs reflecting management’s assumptions about inputs used in pricing the asset or liability

Note 10 – Commitments and contingencies

The Company has manufacturing agreements with its vendors that provides for the company to make its commercial best efforts to purchase minimum quantities in the ordinary course of business. There are no other purchase obligations as of June 30, 2024 or December 31, 2023.

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

Litigation is subject to numerous uncertainties and the outcome of individual claims and contingencies is not predictable. It is possible that some legal matters for which reserves have or have not been established could result in an unfavorable outcome for the Company and any such unfavorable outcome could be of a material nature or have a material adverse effect on the Company’s consolidated financial condition, results of operations and cash flows. After consulting with legal counsel, management is not aware of any claims or lawsuits that may have a material adverse effect on the consolidated financial position or results of operations of the Company.

Note 11 – Warrants

The following summarizes the Company’s outstanding warrants to purchase shares of the Company’s common stock as of and for the periods ended June 30, 2024 and December 31, 2023:

	Warrants	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2023	550,039	$405.37
Issued	—	$—
Exercised	—	$—
Terminated	(364,044)	$54.83
Warrants outstanding as of June 30, 2024	185,995	$213.58

There is no intrinsic value of outstanding warrants as of June 30, 2024 and December 31, 2023.

The anti-dilution provisions which previously precluded equity treatment of the warrants, expired on December 21, 2023, and thus the warrants were reclassified to additional paid in capital and presented in equity as of December 31, 2023. The settlement terms discussed in Note 7 - Debt provide for the termination of all 335,640 Warrants, which resulted in a net zero impact on equity. As a result, there are no Alphia warrants outstanding as of June 30, 2024.

The warrants outstanding as of June 30, 2024, were issued during the year ended December 31, 2021 or prior and have an expiration date in 2026 or thereafter.

Note 12 – Share-based compensation

During the three months ended June 30, 2024 and June 30, 2023, the Company recognized $0.2 million and $0.3 million, respectively, of share-based compensation expense. During the six months ended June 30, 2024 and June 30, 2023, the Company recognized $0.7 million and $1.7 million, respectively, of share-based compensation expense.

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

Stock options

The following table provides detail of the options granted and outstanding:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2023	53,342	$221.40	5.7	$—
Granted	47,285	5.00
Forfeited/Expired	(2,674)	276.32
Options outstanding as of June 30, 2024	97,953	$115.42	5.1	$—

Options exercisable as of June 30, 2024	46,357	$235.32	4.8	$—

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2022	69,884	$236.95	7.2	$—
Granted	—	—
Forfeited/Expired	(10,395)	174.61
Options outstanding as of June 30, 2023	59,489	$242.21	6.2	$—

Options exercisable as of June 30, 2023	50,821	$250.06	5.8	$—

Options granted under the Amended 2019 Plan vest over a period of one to three years. All vested options are exercisable and may be exercised through the ten-year anniversary of the grant date (or such earlier date described in the applicable award agreement).

On June 26, 2024, the Company granted 47,285 options to acquire common stock to certain of its directors, officers and employees, at a weighted-average exercise price of $5.00 per share. The stock options were granted with a one-year vesting period and the Company recognized less than $0.01 million of share-based compensation expense in its consolidated statements of operations. As of June 30, 2024, unrecognized share-based compensation related to these options was $0.2 million, which is expected to be recognized over a weighted average period of one year.

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

In June 2024, the Company granted 22,727 shares of restricted common stock to certain executives under the Amended 2019 Plan as performance bonus compensation. These restricted stock awards were immediately vested and, as such, the Company recorded share-based compensation expense of $0.1 million upon issuance.

Note 13 – Employee benefit plans

The Company has a qualified defined contribution 401(k) plan, which covers substantially all of its employees. Participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. The Company matches participant contributions pursuant to the terms of the plan, which contributions are limited to a percentage of the participant’s eligible compensation. The Company made contributions related to the plan and recognized expense of less than $0.1 million during the three and six months ended June 30, 2024 and 2023, respectively.

Note 14 – Related party transactions

Director Fees

The Company pays quarterly board of director fees. For the three and six months ended June 30, 2024 and 2023, the Company recorded less than $0.1 million and $0.1 million, respectively. As of June 30, 2024 and December 31, 2023, $0.1 million of these director fees were in accounts payable on the Condensed Consolidated Balance Sheets, respectively.

Marketing Support Services

On March 7, 2023, the Company entered into an agreement with Believeco to provide marketing support services for an interim period. A previous member of the Company’s board of directors, whose resignation was effective April 1, 2024, is a partner at Believeco. As of June 30, 2024, Believeco is no longer considered a related party. During the period ended June 30, 2023, marketing expense related to Believeco totaled $0.19 million, of which $0.15 million is included within Accounts Payable as of June 30, 2023.

Note 15 – Income taxes

For the three and six months ended June 30, 2024, the Company recorded an income tax provision of less than $0.01 million. For the three and six months ended June 30, 2023, the Company recorded an income tax provision of less than $0.1 million. For the three and six months ended June 30, 2024 and 2023, the Company’s effective tax rate was less than 1%, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily because the Company’s net operating losses (“NOLs”) included in deferred tax assets have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of NOLs for the three and six months ended June 30, 2024 and June 30, 2023.

Note 16 – Concentrations

Major suppliers

The Company sourced approximately 62% of its inventory purchases from one vendor for the six months ended June 30, 2024. The Company sourced approximately 83% of its inventory purchases from three vendors for the six months ended June 30, 2023. As of June 30, 2024 and December 31, 2023, $5.1 million and $5.5 million of inventory purchases were in accounts payable on the Condensed Consolidated Balance Sheets, respectively.

Major customers

Accounts receivable from two customers represented 95% of accounts receivable as of June 30, 2024. Accounts receivable from two customers represented 79% of accounts receivable as of December 31, 2023. Three customers represented 74% of gross sales for the six months ended June 30, 2024. Three customers represented 60% of gross sales for the six months ended June 30, 2023.

Credit risk

As of June 30, 2024 and December 31, 2023, the Company’s cash and cash equivalents were deposited in accounts at several financial institutions and may maintain some balances in excess of federally insured limits. The Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents.

Note 17 – Earnings per share

The Company presents net income per share on a basic and diluted basis for the three months ended June 30, 2024, and net loss per share on a basic and diluted basis for the six months ended June 30, 2024. Basic income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding (“WASO”) during the period. For the three months ended June 30, 2023 and the six months ended June 30, 2024 and 2023, the Company’s basic and diluted net loss per share attributable to common stockholders are the same as the Company generated a net loss. For the three months ended June 30, 2024, the Company’s basic and diluted net income per share attributable to common stockholders are the same as the common stock equivalents are excluded from diluted net income per share as they have an anti-dilutive impact.

For the three and six months ended June 30, 2024, potentially dilutive securities not included in the calculation of diluted net income/(loss) per share, because to do so would be anti-dilutive, are as follows: 185,995 of stock equivalent warrants; 98,267 of stock equivalent employee stock options.

For the three and six months ended June 30, 2023, potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows: 214,400 of stock equivalent warrants; 335,640 of warrant liabilities (148,758 First Tranche Warrant and 186,882 Second Tranche Warrant); 65,740 of stock equivalent employee stock options and 146 of stock equivalent other options.

The following table sets forth basic and diluted net (loss) earnings per share attributable to common stockholders for the three and six months ended June 30, 2024 and 2023 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$2,654	$(2,964)	$(176)	$(6,448)
Adjusted net income (loss) available to common stockholders	$2,654	$(2,964)	$(176)	$(6,448)
Denominator:
Basic WASO	890,756	694,356	838,062	693,561
Diluted WASO	890,756	694,356	838,062	693,561

Net income (loss) per share attributable to common stockholders, basic	$2.98	$(4.27)	$(0.21)	$(9.30)
Net income (loss) per share attributable to common stockholders, diluted	$2.98	$(4.27)	$(0.21)	$(9.30)

Note 18 – Subsequent events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than the following:

On July 29, 2024, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with ThinkEquity LLC (the “Underwriter”), for an underwritten public offering (the “Offering”) of 639,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a public offering price of $3.00 per share and pre-funded warrants to purchase 1,028,000 shares of Common Stock (the “Pre-Funded Warrants” and together with the Shares, the “Securities”) at a public offering price of $2.99 per Pre-Funded Warrant, for aggregate gross proceeds of approximately $5.0 million prior to deducting approximately $0.5 million of underwriting discounts, commissions, and other offering expenses. In addition, the Company granted the Underwriter a 45-day option to purchase an additional 100,000 shares of Common Stock, at the public offering price per share, less the underwriting discounts and commissions, to cover over-allotments (the “Over-allotment Option”). The Company also issued representative warrants to purchase 83,350 shares of common stock (equal to 5% of the total number of shares sold in the public offering). The representative warrants will be exercisable at $3.75 per share, a per share exercise price equal to 125% of the public offering price per share of common stock sold in the offering. The Company has not yet completed its evaluation of the classification of the warrants in accordance with Topic 480. The Securities were offered and sold to the public pursuant to the Company’s registration statement on Form S-1 (File No. 333-280714), filed by the Company with the Securities and Exchange Commission on July 8, 2024, as amended, which became effective on July 29, 2024. The sale of the Securities in connection with the Offering closed on July 31, 2024.

On August 2, 2024, pursuant to and in compliance with the terms and conditions of the Underwriting Agreement and the Offering, the Underwriters provided notice that they would exercise the Over-allotment Option to purchase 100,000 shares of Common Stock at $3.00 per share. The sale of 100,000 shares of Common Stock in connection with the exercise of the Over-Allotment Option closed on August 2, 2024. The Company has received gross proceeds of approximately $5.3 million for the Offering to date, including in connection with the exercise of the Over-Allotment Option, prior to deducting underwriting discounts and commissions and offering expenses payable by the Company.

In August 2024, the Company borrowed an additional $2.5 million from the Wintrust Receivables Credit Facility.

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

We sell our premium and super-premium products (which we believe generally includes products with a retail price greater than $0.20 per ounce) under the Halo brand umbrella, including Halo Holistic™, Halo Elevate® and the former TruDog brand, which was rebranded and successfully integrated under the Halo brand umbrella during the third quarter of 2022. Our core products sold under the Halo brand are made with high-quality, thoughtfully sourced ingredients for natural, science based nutrition. Each innovative recipe is formulated with leading veterinary and nutrition experts to deliver optimal health. Our diverse and established customer base has enabled us to penetrate multiple channels of trade, which we believe enables us to deliver on core consumer needs and serve pet parents wherever they shop. We group these channels of trade into three distinct categories: Digital, which includes the sale of product to online retailers such as Amazon and Chewy, as well as direct to consumer (“DTC”) which included the sale of product through the Company’s website, halopets.com, through June 1, 2024; International, which includes the sale of product to foreign distribution partners and to select international retailers; and Brick & Mortar, which primarily includes the sale of product to pet specialty retailers, independent pet stores, and regional distributors.

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

Halo is the brand for a new generation of pet parents. For millennial pet parents who view their pets as children, we believe Halo provides the world’s best nutrition for the world’s best kids. Halo offers two premium sub-lines of natural dog and cat food for this audience - Halo Holistic™, which includes the former TruDog brand, and Halo Elevate®.

Halo Holistic™ is designed for the pet parent seeking high-quality ingredients for digestive health. Halo Holistic is the only super premium pet food certified by the Global Animal Partnership and the Marine Stewardship Council, both of which are animal welfare organizations recognized worldwide. Halo Holistic also supports complete digestive health with prebiotics, probiotics and postbiotics. Additionally, it’s made with whole animal proteins only and no meat meals.

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

The Global Pet Food and Treat Market

The U.S. represents the largest and most developed market for pet food globally, with food and treats accounting for approximately $64 billion of total spend in the pet care market in 2023. According to the American Pet Product Association (“APPA”), approximately 63% of all households in the U.S. own a pet, equating to a 180 million adult consumers living in a household with a pet. Pet spending represents a significant portion of household spend on consumer products, as this translates to an average annual spend on pet products of more than $738 in 2023, which represents a 7.4% increase over the previous year.

According to the APPA, consumer spending on pets grew at an approximately 5% compound annual growth rate (“CAGR”) in the decade leading up to the COVID-19 pandemic, with a significant spike during the pandemic, fueled by steady annual increases in household pet ownership, the continued premiumization of the category and the humanization of pets. Pet spending is forecasted to grow at a 15% CAGR between 2020 and 2024, with total pet spending to reach $251 billion by 2030. The surge in pet acquisition has led to an increase in the forecasted growth of the pet care industry over the next ten years. Moreover, according to the APPA, the vegan dog food industry expanded at a CAGR of 2.6% from 2018 to 2022, and it is anticipated that market growth for vegan dog food may continue from 2023 to 2033 at a CAGR of 7%. Human diets with less or no animal meat have gained popularity throughout the preceding decade.

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

Globally, Asia is the second largest market for pet products, with China representing the largest market opportunity for growth. Like the U.S., growth in the Asian pet care industry has been driven by dramatic increases in household pet ownership. The global plant-based pet food market is set to expand its roots in the global market at a promising CAGR of 9.2%, while the market is anticipated to hold a revenue of USD $57.43 billion in 2032. We believe that growth in Asia is fueled by increasing levels of economic financial status and demand for premium, western manufactured products as a result of product quality concerns. This demand has been supported by a rapidly growing middle class in China, where a McKinsey report estimated that in 2018 roughly 730 million people in urban areas fell into the income categories of “aspirants” and “affluents,” with the Brookings group estimating that approximately 60 million people are added to these income categories each year. We believe that this growth drove the increase in the number of dog-owning Chinese households as measured by Euromonitor, which increased from 12% in 2015 to 20% in 2020, according to Euromonitor. According to Euromonitor, the Chinese market for premium dry dog and cat food is anticipated to grow at a 20% CAGR and 28% CAGR, respectively, from 2015 through 2025, suggesting that the Chinese pet market has significant room for growth in the foreseeable future. We are focused on targeting Chinese pet owners with the highest willingness to pay, which tend to be urban dwelling millennial and Gen-Z women. In 2021, 80% of our products were purchased online, and approximately 50% of our end-consumers were born after 1990.

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

In December 2023, the Company made a strategic exit out of Petco stores (while remaining on Petco.com), and Pet Supplies Plus. As of June 1, 2024, the Company has exited its DTC channel, in an effort to improve profitability. On March 25, 2024, Better Choice Company, Inc. (“BTTR”) initiated a legal action to enforce a right of first refusal (“ROFR”) option exercised by Alphia, Inc. (“Alphia”), which is controlled by a Paris-based private equity firm, PAI Partners. On June 20, 2024, the Company agreed to settlement terms of the lawsuit. The agreement dismisses the Company’s ongoing litigation with Alphia and provides for the forgiveness of the Company’s term loan, including $5.0 million in principal and $0.5 million of payable-in-kind (“PIK”) accrued interest, the termination of 335,640 warrants with a strike price of $11.44 per share that were set to expire in 2028, and the forgiveness of up to $2.7 million in accounts payable due to Alphia, provided the remaining outstanding accounts payable balance is paid within 90 days of the settlement date.

The Company was not in compliance with certain covenants related to the Alphia Term Loan Facility as of December 31, 2023 and the debt was callable by the lender. Refer to the Going concern considerations for additional information.

On April 15, 2024, the Company’s board of directors authorized and approved a stock repurchase plan (the “Repurchase Plan”) for up to $5 million of the currently outstanding shares of the Company’s common stock through December 31, 2024. Under the Repurchase Plan, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The Board also authorized the Company to enter into written trading plans under Rule 10b5-1 of the Exchange Act. Adopting a trading plan that satisfies the conditions of Rule 10b5-1 would allow a company to repurchase its shares at times when it might otherwise be prevented from doing so due to self-imposed trading blackout periods or pursuant to insider trading laws. Under any Rule 10b5-1 trading plan, the Company’s third-party broker, subject to Securities and Exchange Commission regulations regarding certain price, market, volume and timing constraints, would have authority to purchase the Company’s common stock in accordance with the terms of the plan. The Company may from time to time enter into Rule 10b5-1 trading plans to facilitate the repurchase of its common stock pursuant to its Repurchase Plan. The Company has not made any purchasers under the Repurchase Plan, nor has it entered into any trading plans. The Company does not intend to make repurchases of its Common Stock but reserves the right to evaluate the market for the Common Stock and make a determination regarding repurchases at that time prior to December 31, 2024.

On April 24, 2024, the Company received a notice of noncompliance from the NYSE American. On May 24, 2024, we submitted a plan of compliance to NYSE American addressing how we intend to regain compliance, which plan has been accepted by the NYSE American. However, if we are not in compliance with the continued listing standards before the end of the cure period, or if we do not make progress consistent with the plan, the NYSE American may take steps to delist our common stock. Further, we received correspondence from the NYSE American on July 9, 2024, indicating noncompliance under a different requirement of the listing standards, since we reported stockholders’ equity of $1.1 million as of March 31, 2024, and had losses from continuing operations and/or net losses in three out of its four most recent fiscal years ended December 31, 2023, and that which requires us to maintain a minimum stockholders’ equity of $4.0 million. We will need to take additional steps to regain compliance under this requirement as well, or the NYSE American may take steps to delist our common stock.

Results of Operations for the three and six months ended June 30, 2024 and 2023

The following table sets forth our consolidated results for the periods presented (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Net sales	$8,542	$10,536	$(1,994)	(19)%	$16,445	$19,773	$(3,328)	(17)%
Cost of goods sold	5,289	6,948	(1,659)	(24)%	10,578	12,944	(2,366)	(18)%
Gross profit	3,253	3,588	(335)	(9)%	5,867	6,829	(962)	(14)%
Operating expenses:
Selling, general and administrative	3,977	6,173	(2,196)	(36)%	9,057	12,669	(3,612)	(29)%
Total operating expenses	3,977	6,173	(2,196)	(36)%	9,057	12,669	(3,612)	(29)%
Loss from operations	(724)	(2,585)	1,861	(72)%	(3,190)	(5,840)	2,650	45%
Other income (expense):
Interest expense, net	(180)	(379)	(199)	(53)%	(542)	(608)	(66)	(11)%
Gain on extinguishment of debt	3,561	—	3,561	100%	3,561	—	3,561	100%
Total other income (expense), net	3,381	(379)	3,760	992%	3,019	(608)	3,627	(597)%
Income (loss) before income taxes	2,657	(2,964)	5,621	190%	(171)	(6,448)	6,277	97%
Income tax expense	3	—	3	—%	5	—	5	100%
Net income (loss)	$2,654	$(2,964)	$5,618	190%	$(176)	$(6,448)	$6,272	97%

Net sales

We sell our products through online retailers, pet specialty and independent pet retailers and distributors, internationally to foreign distribution partners (transacted in U.S. dollars), and our website directly to consumers. We offer a variety of trade promotions, discounts and incentives to our customers, which impacts the transaction price of our products and our net sales accordingly. DTC net sales within the Digital channel includes revenue derived from shipping fees and are net of loyalty points earned (a portion of revenue is deferred at the time of the sale as points are earned and not recognized until the redemption of the points, estimated based on historical experience). We record a revenue reserve based on historical return rates to account for customer returns.

Information about our revenue channels is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Digital (1)	$4,406	51%	$5,436	51%	$8,880	54%	$11,207	57%
International (2)	3,649	43%	3,875	37%	6,523	40%	6,185	31%
Brick & Mortar (3)	487	6%	1,225	12%	1,042	6%	2,381	12%
Net Sales	$8,542	100%	$10,536	100%	$16,445	100%	$19,773	100%

(1)	The Company’s Digital channel includes two wholesale customers that amounted to greater than 10% of the Company’s total net sales for the three and six months ended June 30, 2024 and 2023, and represented $3.5 million and $6.6 million of net sales for the three and six months ended June 30, 2024, and $3.1 million and $6.9 million of net sales during the three and six months ended June 30, 2023, respectively. Additionally, DTC sales within the Digital channel amounted to greater than 10% of the Company’s total net sales for the three months ended June 30, 2023, and six months ended June 30, 2024, and 2023, respectively. DTC sales within the Digital channel were approximately $0.8 million and $2.0 million for the three and six months ended June 30, 2024, and $1.7 million and $3.0 million for the three and six months ended June 30, 2023, respectively. As of June 1, 2024, the Company has exited its DTC channel in an effort to improve profitability. The Company historically reported the sales in this channel as E-commerce and DTC separately and has been consolidated into one revenue stream as of June 30, 2024.

(2)	One of the Company’s International customers amounted to greater than 10% of the Company’s total net sales during the three months and six months ended June 30, 2024 and 2023, and represented $3.0 million and $5.2 million of net sales for the three and six months ended June 30, 2024, and $2.9 million and $5.0 million of net sales for the three and six months ended June 30, 2023, respectively.

(3)	None of the Company’s Brick & Mortar customers represented greater than 10% of net sales for the three and six months ended June 30, 2024 or June 30, 2023. For the three and six months ended June 30, 2023, Petco was included within the Brick & Mortar channel. Beginning in Q1 2024, Petco is presented within Digital as a result of the strategic exit out of Petco stores, while remaining on Petco.com.

Net sales decreased $(2.0) million, or (19)%, to $8.5 million for the three months ended June 30, 2024 compared to $10.5 million for the three months ended June 30, 2023. Net sales decreased $(3.3) million, or (17)%, to $16.4 million for the six months ended June 30, 2024 compared to $19.8 million for the six months ended June 30, 2023. The decrease in net sales for the three and six months ended June 30, 2024 is primarily attributable to strategically exiting unprofitable customers in the Brick & Mortar channel at the end of 2023 and the shutdown of the DTC revenue stream in the second quarter of 2024.

Key factors that we expect to affect our future sales growth include new product innovation and launches, our expansion strategy in each of the sales channels and our key supplier relationships.

Gross profit

Cost of goods sold consists primarily of the cost of product obtained from co-manufacturers, packaging materials, freight costs for shipping inventory to the warehouse, as well as third-party warehouse and order fulfillment costs. We review inventory on hand periodically to identify damaged, slow moving inventory, and/or aged inventory. Based on this analysis, we record inventories at the lower of cost or net realizable value, with any reduction in value expensed as cost of goods sold.

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

During the three months ended June 30, 2024, gross profit decreased $(0.3) million, or (9)%, to $3.3 million compared to $3.6 million during the three months ended June 30, 2023. During the six months ended June 30, 2024, gross profit decreased $(1.0) million, or (14)%, to $5.9 million compared to $6.8 million during the six months ended June 30, 2023.

Gross margin increased 403 basis points to 38% for the three months ended June 30, 2024 compared to 34% for the three months ended June 30, 2023. Gross margin increased 114 basis points to 36% for the six months ended June 30, 2024 compared to 35% for the six months ended June 30, 2023. The increase in gross margin for the three and six months ended June 30, 2024 is primarily attributable to improved pricing from our manufacturers, and a shift in product sales mix due to efficient portfolio rationalization.

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

Operating expenses

Our Selling, general and administrative (“SG&A”) expenses consist of the following:

●	Sales and marketing costs, for specific customer promotional programs, paid media, content creation expenses and our DTC selling platform. Marketing costs are geared towards customer acquisition and retention and building brand awareness. During the three months ended June 30, 2024, sales and marketing costs decreased approximately $(1.0) million or (44)%, to $1.3 million from $2.3 million during the three months ended June 30, 2023. During the six months ended June 30, 2024, sales and marketing costs decreased approximately $(1.7) million or (41)%, to $2.5 million from $4.2 million during the six months ended June 30, 2023. The decrease was driven primarily by lower marketing and advertising agency fees related to the Halo brand renovation and migration from the former TruDog brand, as well as decreased marketing support to our International sales channel.

●	Employee compensation and benefits decreased approximately $(0.5) million or (30)% during the three months ended June 30, 2024 to $1.1 million from $1.6 million during the three months ended June 30, 2023. Employee compensation and benefits decreased approximately $(0.7) million or (20)% during the six months ended June 30, 2024 to $2.6 million from $3.3 million during the six months ended June 30, 2023. The decrease was primarily related to a reduction in employee headcount, partially offset by higher severance costs during the first half of 2024.

●	Share-based compensation includes expenses related to equity awards issued to employees and non-employee directors. During the three months ended June 30, 2024, Share-based compensation decreased $(0.1) million or (44)% to $0.2 million compared to $0.3 million for the three months ended June 30, 2023. During the six months ended June 30, 2024, Share-based compensation decreased by $(0.4) million, or (41)%, to $0.7 million, as compared to share-based compensation of $1.1 million during the six months ended June 30, 2023. The decrease is driven by January 2023 grants which became fully vested in January 2024, resulting in a decrease to share-based compensation, partially offset by common stock issued for board service.

●	Freight, which is primarily related to the shipping of DTC orders to customers, decreased $(0.1) million or (38)% during the three months ended June 30, 2024 to $0.2 million compared to $0.3 million during the three months ended June 30, 2023. Freight decreased $(0.2) million or (28)% during the six months ended June 30, 2024 to slightly less than $0.5 million from $0.7 million during the six months ended June 30, 2023. Freight costs have been generally decreasing due to lower DTC sales as described above. The DTC channel was shut down as of June 1, 2024, which contributed to the decrease in freight costs for the three and six months ended June 30, 2024.

●	Non-cash charges including depreciation, amortization, disposal or sale of assets and bad debt expense decreased by $(0.3) million or (60)% to $0.2 million during the three months ended June 30, 2024 from $0.4 million during the three months ended June 30, 2023. Non-cash charges were $0.2 million and $0.9 million during the six months ended June 30, 2024 and June 30, 2023, respectively. The decrease was driven by the full impairment of intangible assets as of December 31, 2023.

●	Other general and administrative costs for various general corporate expenses, including professional services, information technology, insurance, travel, costs related to merchant credit card fees, product development costs, rent, and certain tax costs. During the three months ended June 30, 2024, other general and administrative costs decreased $(0.2) million, or (15)% to $1.0 million compared to $1.2 million during the three months ended June 30, 2023. During the six months ended June 30, 2024, other general and administrative costs increased $0.1 million, or 2% to $2.6 million compared to $2.5 million during the six months ended June 30, 2023. The decrease for the three months ended June 30, 2024 was driven by a decrease in DTC related expenses, travel expenses and recruitment fees. The increase for the six months ended June 30, 2024 was driven by an increase in transaction-related and litigation-related legal fees.

Interest expense, net

During the three months ended June 30, 2024, interest expense decreased by $(0.2) million, or (53)% to $(0.2) million from $(0.4) million for the three months ended June 30, 2023. During the six months ended June 30, 2024, interest expense decreased by $(0.1) million, or (11)% to $(0.5) million from $(0.6) million for the six months ended June 30, 2023. Interest expense for the three and six months ended June 30, 2024 is comprised of interest on our Wintrust Receivables Credit Facility, Alphia Term Loan, the amortization of debt issuance costs, and interest accretion on the Alphia Term Loan. The decrease in interest expense for the three and six months ended June 30, 2024 is related to the forgiveness of the Alphia Term Loan, as discussed in Note 7 - Debt.

Income taxes

Our income tax provision consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for any allowable credits, deductions and uncertain tax positions as they arise. During the three and six months ended June 30, 2024, we recorded income tax expense of less than $0.01 million, which relates to the gain on extinguishment of debt. During the three and six months ended June 30, 2023 we recorded income tax expense of less than $0.1 million, which related to indefinite-lived assets. The effective tax rate for the six months ended June 30, 2024 was less than 1%, which differs from the U.S. Federal statutory rate of 21% primarily because our losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of NOLs.

Liquidity and capital resources

Historically, we have financed our operations primarily through the sales of shares of our common stock, warrants, preferred stock, and loans. In connection with our IPO, we issued and sold 181,818 shares of common stock at a price of $5.00 per share. On June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $3.3 million and $4.5 million, respectively.

We are subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of our products, the successful protection of our proprietary technologies, ability to grow into new markets, and compliance with government regulations. As of June 30, 2024, we have not experienced a significant adverse impact to our business, financial condition or cash flows resulting from geopolitical actions or threat of cyber-attacks. However, we have seen adverse impacts to our gross margin from time to time due to inflationary pressures in the current economic environment. Uncertainties regarding the continued economic impact of inflationary pressures, geopolitical actions and threat of cyber-attacks are likely to result in sustained market turmoil, which could negatively impact our business, financial condition, and cash flows in the future.

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

A summary of our cash flows is as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash flows (used in) provided by:
Operating activities	$(986)	$(1,237)
Investing activities	(18)	(10)
Financing activities	(158)	(4,619)
Net decrease in cash and cash equivalents	$(1,162)	$(5,866)

Cash flows from operating activities

Cash used in operating activities decreased by $0.3 million, or 20%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in cash was primarily driven by a $6.6 million decrease in net loss, which was partially offset by the $(3.6) million gain recognized on extinguishment of the Alphia term loan. The decrease is also driven by significant fluctuations in our working capital, including a comparative decrease in inventory balance of $2.8 million.

Cash flows from investing activities

Cash used in investing activities was less than $0.1 million during the six months ended June 30, 2024 and June 30, 2023. The cash used in investing activities is related to capital expenditures.

Cash flows from financing activities

Cash used in financing activities was $(0.2) million, during the six months ended June 30, 2024 and cash used in financing activities was $4.6 million during the six months ended June 30, 2023. The cash used in financing activities for the six months ended June 30, 2024 was related to proceeds from the Wintrust revolving line of credit of $5.5 million, offset by payments on the Wintrust revolving line of credit of $(5.6) million. The cash used in financing activities for the six months ended June 30, 2023 was related to payment of the Wintrust revolving line of credit of $(13.5) million offset by proceeds from the Wintrust revolving line of credit of $1.9 million, $2.3 million from the Wintrust receivables facility and $5.0 million from the Alphia facility.

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

As of June 30, 2024, the balance outstanding on the Wintrust Receivables Credit Facility amounted to $1.6 million.

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

As described in Note 7 - Debt, on March 25, 2024, the Company initiated a legal action to enforce a right of first refusal option exercised by Alphia pursuant to the terms of a written agreement between Alphia and the Company whereby Alphia was to acquire the assets of Halo. On June 20, 2024, the Company agreed to settlement terms of the lawsuit. The agreement dismisses the Company’s ongoing litigation with Alphia and provides for the forgiveness of the Company’s term loan, including $5.0 million in principal and $0.5 million of payable-in-kind (“PIK”) accrued interest, the termination of 335,640 warrants with a strike price of $11.44 per share that were set to expire in 2028, and the forgiveness of up to $2.7 million in accounts payable due to Alphia, provided the remaining outstanding accounts payable balance is paid within 90 days of the settlement date.

As a result of the settlement terms described above, we are not indebted to Alphia as it relates to the Term Loan Facility as of June 30, 2024.

Contractual Commitments and Obligations

We are contractually obligated to make future cash payments for various items, including debt arrangements, certain purchase obligations, as well as the lease arrangement for our office. See “Note 7 - Debt” to our interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information about our debt obligations. Our purchase obligations include certain ongoing marketing projects, software subscriptions as well as in-transit or in-production purchase orders with our suppliers, for which amounts vary depending on the purchasing cycle. The majority of our software subscriptions are not under long-term contracts, and we do not have long-term contracts or commitments with any of our suppliers beyond active purchase orders. These purchase obligations were not material as of the date of this Quarterly Report on Form 10-Q.

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

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model, which requires the development of input assumptions, as described in “Note 12 - Share-based compensation” of the Company’s Annual Form 10-K. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of the subjective assumptions described in “Note 12 - Share-based compensation” of the Company’s Annual Form 10-K. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2023, our disclosure controls and procedures were not effective as of June 30, 2024.

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

Changes in Internal Control Over Financial Reporting

We completed one acquisition for an aggregate purchase price of $0.4 million during the six months ended June 30, 2024. The Company continues to evaluate the internal control environment of the acquired entity and have not yet concluded on the integration and effectiveness of internal controls. Our assessment is ongoing to ensure that all controls are appropriately aligned and integrated with our existing framework. The acquisition represents less than 1% of our consolidated total assets and has no revenues as of and for the six months ended June 30, 2024, respectively.

Our remediation efforts were ongoing during the quarter ended June 30, 2024. Except for our ongoing remediation efforts of the material weaknesses described above, and the successful remediation of our material weakness related to cybersecurity and IT general controls, there were no changes in our internal control over financial reporting that occurred during the quarter-ended June 30, 2024 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are subject to litigation and other proceedings that arise in the ordinary course of our business. Subject to the inherent uncertainties of litigation and although no assurances are possible, we believe after discussing with legal counsel that there are no pending lawsuits or claims that, individually or in the aggregate, will have a material adverse effect on our business, financial condition or our yearly results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed herewith.

EXHIBIT INDEX

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
3.1	Certificate of Incorporation, dated January 1, 2019	10-Q	333-161943	3.1	04/15/2019
3.2	Certificate of Amendment to Certificate of Incorporation, dated February 1, 2019	10-Q	333-161943	3.2	04/15/2019
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 13, 2019	8-K	333-161943	3.1	03/20/2019
3.4	Certificate of Amendment to Certificate of Incorporation, dated April 18, 2019	10-KT	333-161943	3.5	07/25/2019
3.5	Certificate of Amendment to Certificate of Incorporation, dated July 30, 2020	8-K	333-161943	99.1	07/30/2020
3.6	Certificate of Merger of Sport Endurance, Inc. with and into the Company	10-Q	333-161943	3.4	04/15/2019
3.7	Bylaws	10-Q	333-161943	3.5	04/15/2019
3.8	Certificate of Designation for Series F Convertible Preferred Stock	8-K	333-161943	3.1	10/02/2020
3.9	Certificate of Cancellation of Series F Preferred Stock of Better Choice	8-K	001-40477	3.10	08/11/2022
4.1	Form of Warrant in connection with the November 2019 private placement	8-K	333-161943	4.2	11/15/2019
4.3	Form of Warrant, dated December 19, 2019, by and among the Company and the Halo Sellers	10-Q	333-161943	4.8	01/31/2020
4.4	Form of Warrant, dated December 19, 2019, by and among the Company and the Shareholder Personal Guarantors	10-Q	333-161943	4.10	01/31/2020
4.7†	Better Choice Company Inc. Amended and Restated 2019 Incentive Award Plan	10-K	333-161943	10.19	05/04/2020
4.8†	Form of 2019 Incentive Award Plan Stock Option Agreement	S-1	333-234349	10.7	10/28/2019
4.9	Form of Common Stock Purchase Warrant in connection with the June 2020 private placement.	10-Q	333-161943	4.11	06/25/2020
4.11	Form of July 2020 Warrants	8-K	333-161943	10.5	07/21/2020
4.12	Form of Warrant in connection with the October 2020 Series F Private Placement	8-K	333-161943	4.1	10/02/2020
4.14	Form of warrant in connection with the January 2021 Private Placement	S-1/A	333-251241	4.22	02/16/2021
4.15	Form of pre-funded and representative warrants in connection with the July 2024 Public Offering	S-1	333-280714	4.2	07/31/2024

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
10.1†	Form of Indemnification Agreement by and among the Company and its officers and directors	S-1	333-234349	10.8	10/28/2019
10.22 †	Employment Agreement, dated as of May 22, 2023, by and between Kent Cunningham and Better Choice Company, Inc.	8-K	001-40477	10.2	05/16/2023
10.24 †	Account Purchase Agreement, dated as of June 21, 2023, by and between Wintrust Receivables Finance, a division of Wintrust Bank N.A., and Halo, Purely for Pets, Inc.	8-K	001-40477	10.9	06/21/2023
10.25	Employment Agreement, dated as of August 2, 2023, by and between Carolina Martinez and Better Choice Company, Inc.	8-K	001-40477	10.2	08/07/2023
10.26	Better Choice Acquires Aimia Pet Healthco to Enter the GLP1 Pet Market	8-K	001-40477	99.1	02/12/2024
10.27	Settlement Agreement, dated June 20, 2024, by and between Alphia, Inc. and Better Choice Company, Inc.	8-K	001-40477	10.1	06/21/2024
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text and including detailed tags.
104 *	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (included as Exhibit 101).

†	Indicates a management contract or any compensatory plan, contract or arrangement.

*	Filed or furnished herewith.

#	Certain schedules and similar attachments to this agreement have been omitted in accordance with Item 601(b)(5) of Regulation S-K. The Company will furnish copies of any schedules or similar attachments to the SEC upon request.

***	Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(b)(10). Such excluded information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTER CHOICE COMPANY INC.

Date: August 14, 2024	By:	/S/ KENT CUNNINGHAM
Kent Cunningham
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/S/ CAROLINA MARTINEZ
Carolina Martinez
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

