Form 10-Q
period 2024-09-30
Better Choice Co Inc.
filed 2024-11-14
CIK 1471727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 1,933,139 shares of $0.001 par value common stock outstanding as of November 13, 2024.

Better Choice Company Inc.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “potential,” “project,” “projection,” “seek,” “should,” “will,” “would,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including, but not limited to, those summarized below:

●	our ability to continue as a going concern;

●	the impact of damage to or interruption of our information technology systems due to cyber-attacks or other circumstances beyond our control;

●	business interruptions resulting from geopolitical actions, including war and terrorism;

●	our ability to successfully implement our growth strategy;

●	failure to achieve growth or manage anticipated growth;

●	our ability to achieve or maintain profitability;

●	the loss of key members of our senior management team;

●	our ability to generate sufficient cash flow or raise capital on acceptable terms to run our operations, service our debt and make necessary capital expenditures;

●	our dependence on our subsidiaries for payments, advances and transfers of funds due to our holding company status;

●	our ability to successfully develop additional products and services or successfully market and commercialize such products and services;

●	competition in our market;

●	our ability to attract new and retain existing customers, suppliers, distributors or retail partners;

●	allegations that our products cause injury or illness or fail to comply with government regulations;

●	our ability to manage our supply chain effectively;

●	our or our co-manufacturers’ and suppliers’ ability to comply with legal and regulatory requirements;

●	the effect of potential price increases and shortages on the inputs, commodities and ingredients that we require, whether as a result of the continued actual or perceived effects of broader geopolitical and macroeconomic conditions, including the military conflict between Russia and Ukraine;

●	our ability to develop and maintain our brand and brand reputation;

●	compliance with data privacy rules;

●	inflationary pressures;

●	our compliance with applicable regulations issued by the U.S. Food and Drug Administration (“FDA”), the U.S. Federal Trade Commission (“FTC”), the U.S. Department of Agriculture (“USDA”), and other federal, state and local regulatory authorities, including those regarding marketing pet food, products and supplements;

●	risk of our products being recalled for a variety of reasons, including product defects, packaging safety and inadequate or inaccurate labeling disclosure;

●	risk of shifting customer demand in relation to raw pet foods, premium kibble and canned pet food products, and failure to respond to such changes in customer taste quickly and effectively; and

●	the other risks identified in this Quarterly Report including, without limitation, Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A “Risk Factors” as such factors may updated from time to time in our other public filings.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

Better Choice Company Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$11,372	$13,117	$27,817	$32,890
Cost of goods sold	6,854	8,681	17,432	21,625
Gross profit	4,518	4,436	10,385	11,265
Operating expenses:
Selling, general and administrative	5,645	7,052	14,703	19,721
Total operating expenses	5,645	7,052	14,703	19,721
Loss from operations	(1,127)	(2,616)	(4,318)	(8,456)
Other income (expense):
Interest income (expense), net	6	(344)	(536)	(952)
Change in fair value of warrant liabilities	—	1,339	—	1,339
Gain on extinguishment of debt and accounts payable	2,645	—	6,206	—
Total other income, net	2,651	995	5,670	387
Income (loss) before income taxes	1,524	(1,621)	1,352	(8,069)
Income tax (benefit) expense	(2)	—	3	—
Net income (loss)	$1,526	$(1,621)	$1,349	$(8,069)
Weighted average number of shares outstanding, basic	2,085,715	703,990	1,257,006	697,271
Weighted average number of shares outstanding, diluted	2,085,715	703,990	1,257,006	697,271
Net income (loss) per share, basic	$0.73	$(2.30)	$1.07	$(11.57)
Net income (loss) per share, diluted	$0.73	$(2.30)	$1.07	$(11.57)

See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$4,743	$4,455
Accounts receivable, net	5,726	4,354
Note receivable	1,450	—
Inventories	3,930	6,611
Prepaid expenses and other current assets	477	812
Total Current Assets	16,326	16,232
Fixed assets, net	158	230
Right-of-use assets, operating leases	78	120
Goodwill	405	—
Other assets	205	155
Total Assets	$17,172	$16,737
Liabilities & Stockholders’ Equity
Current Liabilities
Accounts payable	$3,217	$6,928
Accrued and other liabilities	1,631	2,085
Credit facility, net	1,944	1,741
Term loan, net	—	2,881
Operating lease liability	60	57
Total Current Liabilities	6,852	13,692
Non-current Liabilities
Operating lease liability	21	67
Total Non-current Liabilities	21	67
Total Liabilities	6,873	13,759
Stockholders’ Equity
Common Stock, $0.001 par value, 200,000,000 shares authorized, 1,755,139 & 729,026 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	2	1
Additional paid-in capital	330,290	324,319
Accumulated deficit	(319,993)	(321,342)
Total Stockholders’ Equity	10,299	2,978
Total Liabilities and Stockholders’ Equity	$17,172	$16,737

See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Dollars in thousands, except shares)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	729,026	$1	$324,319	$(321,342)	$2,978
Share-based compensation	42,088	—	518	—	518
Share issuance	6,818	—	58	—	58
Equity issued in business combinations	45,629	—	400	—	400
Shares issued in lieu of fractional shares	89	—	—	—	—
Net loss	—	—	—	(2,830)	(2,830)
Balance as of March 31, 2024	823,650	$1	$325,295	$(324,172)	$1,124
Share-based compensation	22,727	—	160	—	160
Share issuance	69,952	—	—	—	—
Net income	—	—	—	2,654	2,654
Balance as of June 30, 2024	916,329	$1	$325,455	$(321,518)	$3,938
Share-based compensation	—	—	84	—	84
Share and warrant issuance, net of offering costs of $0.5 million	739,000	1	4,751	—	4,752
Warrant exercises	100,000	—	—	—	—
Share repurchases	(192)	—	—	(1)	(1)
Net income	—	—	—	1,526	1,526
Balance as of September 30, 2024	1,755,137	$2	$330,290	$(319,993)	$10,299

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	668,870	$1	320,099	$(298,572)	$21,528
Share-based compensation	24,247	—	861	—	861
Net loss available to common stockholders	—	—	—	(3,484)	(3,484)
Balance as of March 31, 2023	693,117	$1	$320,960	$(302,056)	$18,905
Share-based compensation	1,818	—	284	—	284
Net loss available to common stockholders	—	—	—	(2,964)	(2,964)
Balance as of June 30, 2023	694,935	$1	$321,244	$(305,020)	$16,225
Share-based compensation	34,091	—	475	—	475
Net loss available to common stockholders	—	—	—	(1,621)	(1,621)
Balance as of September 30, 2023	729,026	$1	$321,719	$(306,641)	$15,079

See accompanying notes to the unaudited condensed consolidated financial statements.

Better Choice Company Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash Flow from Operating Activities:
Net income (loss)	$1,349	$(8,069)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	99	1,262
Amortization of debt issuance costs	34	165
Loss on disposal of fixed assets	—	11
Share-based compensation	762	1,620
Change in fair value of warrants liabilities	—	(1,339)
Gain on extinguishment of debt and accounts payable	(6,206)	—
PIK interest expense on term loan	238	—
Accreted interest expense on term loan	153	—
Other	59	(6)
Bad debt expense	143	—
Income tax provision	3	—
Changes in operating assets and liabilities:
Accounts receivable	(1,513)	(1,831)
Inventories	2,681	2,716
Prepaid expenses and other assets	284	(225)
Accounts payable	(1,073)	4,875
Accrued and other liabilities	(202)	(73)
Cash Used in Operating Activities	$(3,189)	$(894)
Cash Flow from Investing Activities:
Capital expenditures	$(29)	$(10)
Issuance of note receivable	(1,450)	—
Cash Used in Investing Activities	$(1,479)	$(10)
Cash Flow from Financing Activities:
Proceeds from revolving line of credit	—	6,764
Payments on revolving line of credit	—	(16,291)
Proceeds from Alphia Facility	—	2,792
Payment of loan issuance costs	—	(242)
Proceeds from warrant liabilities	—	2,208
Proceeds from equity offering	4,752	—
Proceeds from Wintrust Facility	8,975	—
Payments on Wintrust Facility	(8,771)	—
Cash Provided by (Used in) Financing Activities	$4,956	$(4,769)
Net increase (decrease) in cash and cash equivalents	$288	$(5,673)
Total cash and cash equivalents, beginning of period	4,455	9,473
Total cash and cash equivalents, end of period	$4,743	$3,800

Supplemental schedule of cash flow information:
Cash paid for interest during the period	244	489
Disclosure of non-cash financing activities:
Term loan forgiveness, refer to Note 8 - Debt	3,235	—
Forgiveness of PIK interest on term loan, refer to Note 8 - Debt	493	—
Write off of debt issuance costs	168	—

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

Reverse stock split

On March 8, 2024, the Company’s Board of Directors approved a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-44, effective March 20, 2024 (the “Reverse Stock Split”). In addition, the exercise prices of the Company’s underlying common stock purchase warrants and stock options were proportionately adjusted at the applicable reverse stock split ratio in accordance with the terms of such instruments. Proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Split, other than as a result of the rounding up of fractional shares. In connection with the Reverse Stock Split, 70,041 shares of common stock were issued in lieu of fractional shares.

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

July 2024 public offering

On July 29, 2024, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with ThinkEquity LLC (the “Underwriter”), for an underwritten public offering (the “Offering”) of 639,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a public offering price of $3.00 per share and pre-funded warrants to purchase 1,028,000 shares of Common Stock (the “Pre-Funded Warrants” and together with the Shares, the “Securities”) at a public offering price of $2.99 per Pre-Funded Warrant, for aggregate gross proceeds of approximately $5.0 million prior to deducting approximately $0.5 million of underwriting discounts, commissions, and other offering expenses. In addition, the Company granted the Underwriter a 45-day option to purchase an additional 100,000 shares of Common Stock, at the public offering price per share, less the underwriting discounts and commissions, to cover over-allotments (the “Over-allotment Option”). The Company also issued representative warrants to purchase 83,350 shares of common stock (equal to 5% of the total number of shares sold in the public offering). The representative warrants will be exercisable at $3.75 per share, a per share exercise price equal to 125% of the public offering price per share of common stock sold in the offering. The Company has determined these warrants are equity classified in accordance with Topic 480. Refer to Note 12 - Warrants for more information. The Securities were offered and sold to the public pursuant to the Company’s registration statement on Form S-1 (File No. 333-280714), filed by the Company with the Securities and Exchange Commission on July 8, 2024, as amended, which became effective on July 29, 2024. The sale of the Securities in connection with the Offering closed on July 31, 2024.

On August 2, 2024, pursuant to and in compliance with the terms and conditions of the Underwriting Agreement and the Offering, the Underwriters provided notice that they would exercise the Over-allotment Option to purchase 100,000 shares of Common Stock at $3.00 per share. The sale of 100,000 shares of Common Stock in connection with the exercise of the Over-Allotment Option closed on August 2, 2024. The Company has received gross proceeds of approximately $5.3 million for the Offering to date, including in connection with the exercise of the Over-Allotment Option, prior to deducting $0.5 million of underwriting discounts and commissions and offering expenses payable by the Company.

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three and nine months ended September 30, 2024 and 2023, the financial position as of September 30, 2024 and December 31, 2023 and the cash flows for the nine months ended September 30, 2024 and 2023.

Going concern considerations

The Company is subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of its products, the successful protection of its proprietary technologies, ability to grow into new markets, and compliance with government regulations. The Company has historically incurred losses and expects to continue to generate operating losses and consume cash resources in the near term. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these interim condensed consolidated financial statements are issued, meaning that we may be unable to generate sufficient operating cash flows to pay our short-term obligations. The Company will need to either raise additional capital or obtain additional financing to maintain sufficient liquidity. There can be no assurance that the Company will be successful in raising additional capital, renewing or refinancing its existing debt or securing new financing. If the Company is unsuccessful in doing so, it may need to reduce the scope of its operations or sell certain assets.

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

Share repurchases

In April 2024, the Company’s board of directors authorized and approved a stock repurchase plan (the “Repurchase Plan”) for up to $5.0 million of the currently outstanding shares of the Company’s common stock through December 31, 2024. Repurchased shares are immediately retired and returned to unissued status. During the nine months ended September 30, 2024, 190 shares were repurchased.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations. The Pre-Funded and Representative Warrants (as defined in Note 12) are equity classified.

Advertising

The Company charges advertising costs to expense as incurred and such charges are included in selling, general and administrative (“SG&A”) expense. The Company’s advertising expenses consist primarily of online advertising, search costs, email advertising and radio advertising. In addition, the Company reimburses its customers and third parties for in store activities and records these costs as advertising expenses. Advertising costs were $2.3 million and $4.7 million for the three and nine months ended September 30, 2024, respectively. Advertising costs were $2.4 million and $6.1 million for the three and nine months ended September 30, 2023, respectively.

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

New Accounting Standards

Recently adopted

There were no new standards that would have an impact on the condensed consolidated financial statements for the nine months ended September 30, 2024.

In November 2023, FASB issued Accounting Standards Update ASU 2023-07, Segment Reporting, establishing improvements to reportable segments disclosures to enhance segment reporting under Topic 280. This ASU aims to change how public entities identify and aggregate operating segments and apply quantitative thresholds to determine their reportable segments. This ASU also requires public entities that operate as a single reportable segment to provide all segment disclosures in Topic 280, not just entity level disclosures. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and the amendments should be applied retrospectively to all periods presented in the financial statements. We are currently evaluating the impact on our financial statement disclosures.

Note 2 – Revenue

The Company records revenue net of discounts, which primarily consist of trade promotions, certain customer allowances and early pay discounts.

The Company excludes sales taxes collected from revenues. Retail-partner based customers are not subject to sales tax.

The Company’s direct-to-consumer (“DTC”) loyalty program enables customers to accumulate points based on their spending. A portion of revenue is deferred at the time of sale when points are earned and recognized when the loyalty points are redeemed. The Company closed its DTC channel effective June 1, 2024 and expired the loyalty program as of June 30, 2024. Net sales for the period ended June 1, 2024 was $2.0 million.

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

Information about the Company’s net sales by revenue channel is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Digital (1)	$3,539	31%	$4,478	34%	$12,418	45%	$14,646	45%
International (2)	7,070	62%	6,390	49%	13,593	49%	12,575	38%
Brick & Mortar (3)	763	7%	2,249	17%	1,806	6%	5,669	17%
Net Sales	$11,372	100%	$13,117	100%	$27,817	100%	$32,890	100%

(1)	The Company’s Digital channel includes two wholesale customers that amounted to greater than 10% of the Company’s total net sales for the three and nine months ended September 30, 2024 and 2023, and represented $3.4 million and $10.0 million of net sales for the three and nine months ended September 30, 2024, and $3.1 million and $10.0 million of net sales during the three and nine months ended September 30, 2023, respectively. Additionally, DTC sales within the Digital channel amounted to greater than 10% of the Company’s total net sales for the three and nine months ended September 30, 2023. DTC sales within the Digital channel were approximately $1.3 million and $4.3 million for the three and nine months ended September 30, 2023, respectively. As of June 1, 2024, the Company has exited its DTC channel in an effort to improve profitability. The Company historically reported the sales in this channel as E-commerce and DTC separately and has been consolidated into one revenue stream as of September 30, 2024.

(2)	One of the Company’s International customers amounted to greater than 10% of the Company’s total net sales during the three months and nine months ended September 30, 2024 and 2023, and represented $6.0 million and $11.2 million of net sales for the three and nine months ended September 30, 2024, and $6.0 million and $11.0 million of net sales for the three and nine months ended September 30, 2023, respectively.

(3)	None of the Company’s Brick & Mortar customers represented greater than 10% of net sales for the three and nine months ended September 30, 2024 or September 30, 2023. For the three and nine months ended September 30, 2023, Petco was included within the Brick & Mortar channel. Beginning in Q1 2024, Petco is presented within Digital as a result of the strategic exit out of Petco stores, while remaining on Petco.com.

Note 3 - Inventories

Inventories are summarized as follows (in thousands):

	September 30, 2024	December 31, 2023
Food, treats and supplements	$3,142	$5,498
Inventory packaging and supplies	788	1,113
Inventories	$3,930	$6,611

Note 4 – Note receivable

On September 3, 2024, the Company entered into a definitive agreement to acquire SRx Health Solutions Inc. (“SRx” or the “Borrower”) in an all-stock transaction, subject to customary closing conditions. On August 15, 2024, the Company entered into a Convertible Promissory Note (the “Convertible Note”) with SRx, whereby SRx promises to repay the principal amount of $1.5 million with an interest rate of 25% per annum. As the Holder of this Convertible Note, the Company can convert the total amount owed, including unpaid interest and fees, into shares of SRx stock. The Company can elect to convert the principal of the Convertible Note plus accrued and unpaid interest into shares of the Company’s common stock upon an Event of Default, given the Event of Default is not cured within the applicable cure period. The Convertible Note matures two days after the Business Combination between SRx and the Company is consummated or upon termination of the business combination. The issuance price reflects the perceived value of both the note receivable component and the embedded conversion option, which is initially determined based on market expectations. As there have not been drastic changes in market conditions or the Borrower’s financial standing, the transaction price at issuance approximates the fair value of the note receivable on September 30, 2024. Accrued interest on the Convertible Note was less than $0.1 million and is recorded in prepaid expenses and other current assets on September 30, 2024.

The Convertible Note has been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying maturity date. Unrealized gains and losses on marketable debt securities classified as available-for-sale are recognized in other comprehensive income/(loss) (“OCI”).

In conjunction with the Convertible Note, the Company entered into a Services Agreement whereby the Company is to provide financial planning, reporting and analysis services, utilizing the Company’s in-house financial organization. In exchange for such services, the Company shall receive $0.02 million per month, payable on the last day of the month in which services are provided, commencing on September 30, 2024. Income related to the Services Agreement was $0.02 million at September 30, 2024 and is accrued for within prepaid expenses and other current assets on the consolidated balance sheets, and as other income in the consolidated statements of operations. The Company does not have a variable nor controlling financial interest in SRx as it does not have the power to direct significant activities of SRx that most significantly impact SRx’s economic performance. Additionally, the Company does not have an obligation to absorb the losses of, or the right to receive benefits from, SRx that could potentially be significant to SRx. Therefore, SRx is not consolidated as of September 30, 2024.

On September 20, 2024, the Company entered into a revolving credit facility (“Promissory Note”) with SRx whereby SRx may borrow, repay, and reborrow in accordance with the terms set out in the Promissory Loan Agreement, not to exceed $750,000 (USD) at any time outstanding with an interest rate of 12% per annum. The Borrower shall make payments of principal in accordance with the Repayment Schedule set forth in the agreement. Interest under the Promissory Note shall be due and payable in monthly installments until the Promissory Note matures on March 20, 2025.

There was no outstanding principal as of September 30, 2024 and accrued interest of less than $0.01 million is included within prepaid expenses and other current assets as of September 30, 2024.

Note 5 – Prepaid expenses and other current assets

Prepaid expenses and other current assets are summarized as follows (in thousands):

	September 30, 2024	December 31, 2023
Prepaid product registrations	$165	$451
Other prepaid expenses and other current assets	312	361
Total Prepaid expenses and other current assets	$477	$812

Note 6 - Fixed assets

Fixed assets consist of the following (in thousands):

	Estimated Useful Life	September 30, 2024	December 31, 2023
Equipment	2 - 5 years	$26	$18
Furniture and fixtures	2 - 5 years	221	221
Computer software, including website development	2 - 3 years	199	187
Computer equipment	1 - 2 years	116	108
Total fixed assets		562	534
Accumulated depreciation		(404)	(304)
Fixed assets, net		$158	$230

Depreciation expense was $0.02 million and $0.05 million for the three and nine months ended September 30, 2024, respectively. Depreciation expense was $0.04 million and $0.12 million for the three and nine months ended September 30, 2023, respectively.

Note 7 – Accrued and other liabilities

Accrued and other liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued taxes	$123	$105
Accrued payroll and benefits	766	487
Accrued trade promotions and advertising	181	90
Accrued interest	—	254
Accrued commissions	457	686
Deferred revenue	—	7
Short-term financing	—	162
Other	104	294
Total accrued and other liabilities	$1,631	$2,085

Note 8 – Debt

The components of the Company’s debt consist of the following (in thousands):

	September 30, 2024			December 31, 2023
	Amount	Rate	Maturity date	Amount	Rate	Maturity date
Term loan, net	$—	(1)	N/A	$2,881	(1)	N/A
Line of credit, net	$1,944	(2)	6/21/2025	$1,741	(2)	6/21/2025
Less current portion	1,944			4,622
Total long-term debt	$—			$—

(1)	Interest at a fixed rate of 10.00% per annum.

(2)	Interest at a variable rate of the daily U.S. Prime Rate plus 250 basis points with an interest rate floor of 5.50% per annum.

Wintrust Receivables Credit Facility

On June 21, 2023, the Company entered into an account purchase agreement with Wintrust Receivables Finance (the “AP Agreement”), a division of Wintrust Bank N.A. (“Wintrust”) pursuant to which Wintrust will purchase, at its discretion, eligible customer invoices and advance up to 70% of the face amount of all purchased invoices, the maximum outstanding balance can be $4.8 million. Each advance under the AP Agreement will bear a variable interest rate at the prime rate plus 2.5% percentage per annum. The interest rate at September 30, 2024 was 10.5% per annum. The AP Agreement has an initial term of two years and will automatically renew annually unless terminated by the Company on at least 60 days’ notice. The Wintrust Receivables Credit Facility is guaranteed and secured by a general security interest in the assets of the Company. The Company continues to service the receivables, the transfers are at full recourse and the eligible customer invoices are not legally isolated from the Company. As such, the Wintrust Receivables Credit Facility was accounted for as a secured borrowing under ASC 860.

The Wintrust Receivables Credit Facility limits or restricts the ability of the Company to incur additional indebtedness; incur additional liens; make dividends and other restricted payments; make investments; sell, assign, transfer or dispose of certain assets; make optional prepayments of other indebtedness; engage in transactions with affiliates; and enter into restrictive agreements. The Wintrust Receivables Credit Facility does not include any financial covenants and if an event of default occurs, Wintrust is entitled to accelerate the advances made thereunder and exercise rights against the collateral. As of September 30, 2024, the Company was in compliance with its restrictive covenants.

Borrowing under the Wintrust Receivables Credit Facility are classified as current debt as a result of a required lockbox arrangement and a subjective acceleration clause. During the three and nine months ended September 30, 2024, the Company sold receivables having an aggregate face value of $4.7 million and $12.0 million, respectively, in exchange for cash proceeds of $3.5 million and $9.0 million, respectively. As of September 30, 2024, the balance outstanding on the Wintrust Receivables Credit Facility amounted to $1.9 million.

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

On March 25, 2024, the Company initiated a legal action to enforce a right of first refusal option exercised by Alphia pursuant to the terms of a written agreement between Alphia and the Company whereby Alphia was to acquire the assets of Halo. On June 20, 2024, the Company agreed to settlement terms of the lawsuit. The agreement dismisses the Company’s ongoing litigation with Alphia and provides for the forgiveness of the Company’s term loan, including $5.0 million in principal and $0.5 million of payable-in-kind (“PIK”) accrued interest, the termination of 335,640 warrants with a strike price of $11.44 per share that were set to expire in 2028, and the forgiveness of up to $2.6 million in accounts payable due to Alphia, provided the remaining outstanding accounts payable balance is paid within 90 days of the settlement date. The accounts payable were paid prior to September 30, 2024, resulting in a gain of $2.6 million during the three months ended September 30, 2024. The book value of the Alphia term loan and the unamortized debt issuance costs were $3.2 million and $0.2 million, respectively, on the date of forgiveness.

As a result of the settlement terms described above, the Company is not indebted to Alphia as it relates to the Term Loan Facility as of September 30, 2024.

Note 9 - Business Combinations

On February 9, 2024, the Company completed the acquisition of Aimia Pet Healthco, Inc. (“Aimia”) to develop treats and toppers that safely combat pet obesity.

The Company completed a business combination for a purchase price of $0.4 million during the nine months ended September 30, 2024 with common shares issued as consideration, which have been adjusted herein to reflect the Reverse Stock Split effective March 20, 2024. In accordance with ASC Topic 805, Business Combinations (“Topic 805”), total consideration was first allocated to the fair value of assets acquired, including liabilities assumed, with the excess being recorded as goodwill. For financial statement purposes, goodwill is not amortized but rather is evaluated for impairment at least annually or more frequently if an event or change in circumstances occurs that indicates goodwill may be impaired. Goodwill is deductible for tax purposes and will be amortized over a period of 15 years.

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

Aimia is a pre-revenue business and there were no operating results related to this business combination to include in the condensed consolidated statements of operations for the nine months ended September 30, 2024 since the acquisition date.

Acquisition-related costs incurred in connection with business combinations are recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. The Company incurred acquisition-related costs from this business combination of less than $0.1 million for the nine months ended September 30, 2024.

In November 2023, Aimia entered into a memorandum of understanding (“MOU”) which establishes a research and development (“R&D”) partnership with doctors and a lab which would facilitate the development of a GLP-1 supplement for pets. In connection with the MOU, the Company issued 6,818 shares to the R&D partners and the Company incurred $0.1 million of acquisition-related costs, which are recorded in selling, general, and administrative expenses in the consolidated statement of operations for the nine months ended June 30, 2024.

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

The table below provides a summary of the total consideration and the estimated purchase price allocation made for the business combination that became effective during the nine months ended September 30, 2024.

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

Note 10 - Fair Value Measurements

The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable, accounts payable, accrued expenses, and other liabilities approximate fair value because of the short-term nature of these financial instruments. The carrying amounts of borrowings under credit facilities approximates fair value because of the short-term nature and variable interest rates on these instruments approximates current market rates.

The Company estimates the fair value of the term loan based on a discounted cash flow method. The carrying value of the term loan was based on an accounting entry where proceeds from the loan were first allocated to the warrants liabilities. The following table presents the carrying amount and fair value of the Company’s term note and line of credit by hierarchy level:

			September 30, 2024		December 31, 2023
	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	Level 3	(1)	$—	$—	$2,881	$3,314

(1)	the fair value estimates are based on unobservable inputs reflecting management’s assumptions about inputs used in pricing the asset or liability

Note 11 – Commitments and contingencies

The Company has manufacturing agreements with its vendors that provide for the company to make its commercial best efforts to purchase minimum quantities in the ordinary course of business. There are no other purchase obligations as of September 30, 2024 or December 31, 2023.

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

Note 12 – Warrants

The following summarizes the Company’s outstanding warrants to purchase shares of the Company’s common stock as of and for the periods ended September 30, 2024 and December 31, 2023:

	Warrants	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2023	550,039	$108.51
Issued	1,111,350	$0.32
Exercised	(100,000)	$0.01
Terminated	(364,044)	$54.83
Warrants outstanding as of September 30, 2024	1,197,345	$33.45

There is no intrinsic value of outstanding warrants as of September 30, 2024 and December 31, 2023.

The anti-dilution provisions which previously precluded equity treatment of the warrants, expired on December 21, 2023, and thus the warrants were reclassified to additional paid in capital and presented in equity as of December 31, 2023. The settlement terms discussed in Note 8 - Debt provide for the termination of all 335,640 Warrants, which resulted in a net zero impact on equity. As a result, there are no Alphia warrants outstanding as of September 30, 2024.

In connection with the Offering discussed in Note 1, the Company issued pre-funded warrants to purchase 1,028,000 shares of Common Stock (the “Pre-Funded Warrants” and together with the Shares, the “Securities”) at a public offering price of $2.99 per Pre-Funded Warrant. The Pre-Funded Warrants do not expire until conversion and the warrant shares fully vest upon issuance. The aggregate exercise price of the Pre-Funded Warrant, except for a nominal exercise price of $0.01 per Warrant Share, was pre-funded to the Company on or prior to the Initial Exercise Date of July 31, 2024. Consequently, no additional consideration (other than the nominal exercise price of $0.01 per Warrant Share) shall be required to be paid by the Holder to effect the exercise of the Pre-Funded Warrant. The Pre-Funded Warrants are transferable, in whole or in part, upon surrender of the Warrant. The Pre-Funded Warrants do not entitle the Holder to any voting rights, dividends, or other rights as a stockholder of the Company prior to exercise. In no event shall the Company be required to net cash settle an exercise of the Pre-Funded Warrant.

The Company also issued representative warrants to purchase 83,350 shares of common stock which are exercisable at $3.75 per share. The representative warrants expire on July 29, 2029 and have an exercise price of $3.75 per share of Common Stock. The representative warrant shares fully vest upon issuance. The representative warrants are non-transferable until the initial exercise date of January 25, 2025, unless transferred to ThinkEquity LLC or an underwriter. After the exercise date, the warrants are fully transferable. The representative warrants do not entitle the Holder to any voting rights, dividends, or other rights as a stockholder of the Company prior to exercise.

On August 2, 2024, 100,000 pre-funded warrants were exercised. As of September 30, 2024, 928,000 Pre-Funded and 83,350 representative warrants remain outstanding.

Note 13 – Share-based compensation

During the three months ended September 30, 2024 and September 30, 2023, the Company recognized $0.1 million and $0.5 million, respectively, of share-based compensation expense. During the nine months ended September 30, 2024 and September 30, 2023, the Company recognized $0.8 million and $1.6 million, respectively, of share-based compensation expense.

On November 11, 2019, the Company received shareholder approval for the Amended and Restated 2019 Incentive Award Plan (the “Amended 2019 Plan”). The Amended 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock or cash-based awards or a dividend equivalent award. On July 16, 2021, the Company registered 61,364 shares of its common stock issuable under the Amended 2019 Plan in a registration statement on Form S-8. The Amended 2019 Plan provides for an annual increase on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2029, equal to the lesser of (A) 10% of the shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of common stock as determined by the Board; provided, however, not more than 204,546 shares of common stock shall be authorized for issuance. The number of shares eligible for issuance increased to 127,606 on January 1, 2022, increased to 194,493 on January 1, 2023, and increased to the maximum allowable of 204,546 on January 1, 2024.

Stock options

The following table provides detail of the options granted and outstanding:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2023	53,342	$221.40	5.7	$—
Granted	52,785	4.78
Forfeited/Expired	(6,602)	238.10
Options outstanding as of September 30, 2024	99,525	$105.38	7.5	$—

Options exercisable as of September 30, 2024	44,336	$229.04	4.8	$—

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2022	69,884	$236.95	7.2	$—
Granted	4,546	15.40
Forfeited/Expired	(14,576)	207.39
Options outstanding as of September 30, 2023	59,854	$227.32	5.7	$—

Options exercisable as of September 30, 2023	50,297	$250.64	5.1	$—

Options granted under the Amended 2019 Plan vest over a period of one to three years. All vested options are exercisable and may be exercised through the ten-year anniversary of the grant date (or such earlier date described in the applicable award agreement).

On June 26, 2024, the Company granted 47,285 options to acquire common stock to certain of its directors, officers and employees, at a weighted-average exercise price of $5.00 per share. The stock options were granted with a one-year vesting period and the Company recognized less than $0.1 million of share-based compensation expense in its consolidated statements of operations for the three and nine months ended September 30, 2024. As of September 30, 2024, unrecognized share-based compensation related to these options was $0.2 million, which is expected to be recognized over a weighted average period of one year.

During the three and nine months ended September 30, 2024, the Company granted 5,500 stock options to new employees under the Amended 2019 Plan, all of which were still outstanding at September 30, 2024.

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

Note 14 – Employee benefit plans

The Company has a qualified defined contribution 401(k) plan, which covers substantially all of its employees. Participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. The Company matches participant contributions pursuant to the terms of the plan, which contributions are limited to a percentage of the participant’s eligible compensation. The Company made contributions related to the plan and recognized expense of less than $0.1 million during the three and nine months ended September 30, 2024 and 2023, respectively.

Note 15 – Related party transactions

Director Fees

The Company pays quarterly board of director fees. For the three and nine months ended September 30, 2024, the Company recorded $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded less than $0.1 million and $0.2 million, respectively. As of September 30, 2024 and December 31, 2023, $0.1 million of these director fees were in accounts payable on the Condensed Consolidated Balance Sheets, respectively.

Marketing Support Services

On March 7, 2023, the Company entered into an agreement with Believeco to provide marketing support services for an interim period. A previous member of the Company’s board of directors, whose resignation was effective April 1, 2024, is a partner at Believeco. Marketing expenses related to Believeco for the nine months ended September 30, 2024 was less than $0.01 million, none of which is included within Accounts Payable as of September 30, 2024. As of September 30, 2024, Believeco is no longer considered a related party. During the period ended September 30, 2023, marketing expense related to Believeco totaled $0.14 million, of which less than $0.1 million is included within Accounts Payable as of September 30, 2023.

Note 16 – Income taxes

For the three and nine months ended September 30, 2024 and 2023, the Company recorded an income tax provision of less than $0.01 million. For the three and nine months ended September 30, 2024 and 2023, the Company’s effective tax rate was less than 1%, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily because the Company’s net operating losses (“NOLs”) included in deferred tax assets have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of NOLs for the three and nine months ended September 30, 2024 and September 30, 2023.

Note 17 – Concentrations

Major suppliers

The Company sourced approximately 87% of its inventory purchases from four vendors for the nine months ended September 30, 2024. The Company sourced approximately 74% of its inventory purchases from three vendors for the nine months ended September 30, 2023. As of September 30, 2024 and December 31, 2023, $1.6 million and $5.5 million of inventory purchases from major suppliers were in accounts payable on the Condensed Consolidated Balance Sheets, respectively.

Major customers

Accounts receivable from three customers represented 88% of accounts receivable as of September 30, 2024. Accounts receivable from two customers represented 79% of accounts receivable as of December 31, 2023. Three customers represented 78% of gross sales for the nine months ended September 30, 2024. Three customers represented 63% of gross sales for the nine months ended September 30, 2023.

Credit risk

As of September 30, 2024 and December 31, 2023, the Company’s cash and cash equivalents were deposited in accounts at several financial institutions and may maintain some balances in excess of federally insured limits. The Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents.

Note 18 – Earnings per share

The Company presents net income per share on a basic and diluted basis for the three and nine months ended September 30, 2024, and net loss per share on a basic and diluted basis for the three and nine months ended September 30, 2023. Basic income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding (“WASO”) during the period. For the three and nine months ended September 30, 2023, the Company’s basic and diluted net loss per share attributable to common stockholders are the same as the Company generated a net loss. For the three and nine months ended September 30, 2024, the Company’s basic and diluted net income per share attributable to common stockholders are different as the common stock equivalents are excluded from diluted net income per share as they have an anti-dilutive impact.

For the three and nine months ended September 30, 2024, potentially dilutive securities not included in the calculation of diluted net income/(loss) per share, because to do so would be anti-dilutive, are as follows: 269,345 of stock equivalent warrants; 99,525 of stock equivalent employee stock options.

For the three and nine months ended September 30, 2023, potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows: 214,400 of stock equivalent warrants; 335,640 of warrant liabilities (148,758 First Tranche Warrant and 186,882 Second Tranche Warrant); 59,361 of stock equivalent employee stock options and 146 of stock equivalent other options.

The following table sets forth basic and diluted net (loss) earnings per share attributable to common stockholders for the three and nine months ended September 30, 2024 and 2023 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$1,526	$(1,621)	$1,349	$(8,069)
Adjusted net income (loss) available to common stockholders	$1,526	$(1,621)	$1,349	$(8,069)
Denominator:
Basic WASO	2,085,715	703,990	1,257,006	697,271
Diluted WASO	2,085,715	703,990	1,257,006	697,271

Net income (loss) per share attributable to common stockholders, basic	$0.73	$(2.30)	$1.07	$(11.57)
Net income (loss) per share attributable to common stockholders, diluted	$0.73	$(2.30)	$1.07	$(11.57)

Note 19 – Subsequent events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than the following:

In October 2024, the Company borrowed an additional $1.2 million from the Wintrust Receivables Credit Facility.

In October 2024, 70,000 pre-funded warrants were exercised.

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

A concerted effort to drive brand awareness behind distinctive positioning and messaging is the cornerstone of our growth plan, supported by innovation. Halo’s future growth is driven through an extensive brand positioning workstream executed over the last year. New consumer messaging will build awareness with pet parents, persuade them that Halo is the right choice for their pet, and move the consumer towards purchase. The creative campaign will be brought to life on Amazon and Chewy platforms as well as outside those platforms. By shifting media investment from bottom-of-funnel-driven DTC activities to full funnel activation across the Amazon and Chewy platforms, Halo will see improvements in both media effectiveness, efficiency, and reach.

In addition to incremental consumer media activation, innovation plays a key role in Halo’s growth plans, supported by our own research and development, and acquisitions. Our established supply and distribution infrastructure allows us to bring new products to market in less than a year. Our outsourced manufacturing model is flexible, scalable and encourages innovation allowing us to offer a breadth of assortment in dog and cat food main meal as well as pet treat products under the Halo brand, serving a wide variety of consumer needs, dayparts, and occasions.

The Halo portfolio offers a variety of platforms through which to innovate. Halo Holistic™ is designed for the pet parent seeking complete digestive health with prebiotics, probiotics and postbiotics. Additionally, it’s one of the only brands made with only whole animal proteins and no meat meals. Halo Elevate®, features leading nutrient levels supporting the top five pet parent health concerns including digestive health, heart and immunity support, healthy skin and coat, hip and joint support and strength and energy. Halo Freeze Dried Raw recipes preserve the natural flavor and nutrition of raw food with 100% protein from natural sources.

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

Our Growth Strategy

●	Build the Halo Brand with sharpened positioning, improved storytelling, increased share-of-voice, and a defined innovation strategy and platform-based approach to consumer qualified new products

●	Capture Fair Share Online via increased and efficient investment, full funnel activation, enhanced discoverability, and maximizing tent-pole events

●	Omnichannel Expansion strategy development while maximizing current distribution relationships, expanding independent distributor network, and introducing innovation across core product lines

●	Win Globally with scalable go-to-market strategy and long-term partnerships to accelerate growth, with disproportionate focus on asia-pacific while actively pursuing new latin american markets

●	Create Fuel for Growth via continuous supply chain improvements, pursuing global formula harmonization for cost savings and improving portfolio efficiency through more effective portfolio managements

●	Maximize Operating Leverage to optimize overhead infrastructure for scale efficiency, driving greater governance through financial visibility and KPI tracking with a ruthless focus on working capital

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

In December 2023, the Company made a strategic exit out of Petco stores (while remaining on Petco.com), and Pet Supplies Plus. As of June 1, 2024, the Company has exited its DTC channel, in an effort to improve profitability. On March 25, 2024, Better Choice Company, Inc. (“BTTR”) initiated a legal action to enforce a right of first refusal (“ROFR”) option exercised by Alphia, Inc. (“Alphia”), which is controlled by a Paris-based private equity firm, PAI Partners. On June 20, 2024, the Company agreed to settlement terms of the lawsuit. The agreement dismisses the Company’s ongoing litigation with Alphia and provides for the forgiveness of the Company’s term loan, including $5.0 million in principal and $0.5 million of payable-in-kind (“PIK”) accrued interest, the termination of 335,640 warrants with a strike price of $11.44 per share that were set to expire in 2028, and the forgiveness of up to $2.6 million in accounts payable due to Alphia, provided the remaining outstanding accounts payable balance is paid within 90 days of the settlement date. These accounts payable were paid and settled prior to September 30, 2024, resulting in a gain of $2.6 million.

The Company was not in compliance with certain covenants related to the Alphia Term Loan Facility as of December 31, 2023 and the debt was callable by the lender. Refer to the Going concern considerations for additional information.

On April 15, 2024, the Company’s board of directors authorized and approved a stock repurchase plan (the “Repurchase Plan”) for up to $5 million of the currently outstanding shares of the Company’s common stock through December 31, 2024. Under the Repurchase Plan, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The Board also authorized the Company to enter into written trading plans under Rule 10b5-1 of the Exchange Act. Adopting a trading plan that satisfies the conditions of Rule 10b5-1 would allow a company to repurchase its shares at times when it might otherwise be prevented from doing so due to self-imposed trading blackout periods or pursuant to insider trading laws. Under any Rule 10b5-1 trading plan, the Company’s third-party broker, subject to Securities and Exchange Commission regulations regarding certain price, market, volume and timing constraints, would have authority to purchase the Company’s common stock in accordance with the terms of the plan. The Company may from time to time enter into Rule 10b5-1 trading plans to facilitate the repurchase of its common stock pursuant to its Repurchase Plan. The Company has purchased 190 shares of common stock under the Repurchase Plan, during the nine months ended September 30, 2024. The Company does not intend to make any more repurchases of its Common Stock but reserves the right to evaluate the market for the Common Stock and make a determination regarding additional repurchases at that time prior to December 31, 2024.

On April 24, 2024, the Company received a notice of noncompliance from the NYSE American. On May 24, 2024, we submitted a plan of compliance to NYSE American addressing how we intend to regain compliance. The plan has been accepted by the NYSE American. However, if we are not in compliance with the continued listing standards before the end of the cure period, or if we do not make progress consistent with the plan, the NYSE American may take steps to delist our common stock. Further, we received correspondence from the NYSE American on July 9, 2024, indicating noncompliance under a different requirement of the listing standards, since we reported stockholders’ equity of $1.1 million as of March 31, 2024, and had losses from continuing operations and/or net losses in three out of its four most recent fiscal years ended December 31, 2023, and that which requires us to maintain a minimum stockholders’ equity of $4.0 million. We will need to take additional steps to regain compliance under this requirement as well, or the NYSE American may take steps to delist our common stock.

Arrangement Agreement

On September 3, 2024, the Company announced it entered into an Arrangement Agreement (the “Arrangement Agreement”) with SRx Health Solutions, Inc., a corporation organized under the laws of the Province of Ontario (“SRx” or “SRx Health”), 1000994476 Ontario Inc., an indirect wholly-owned subsidiary of the Company and a corporation existing under the laws of the Province of Ontario (“AcquireCo”), and 1000994085 Ontario Inc., a direct wholly-owned subsidiary of the Company and corporation existing under the laws of the Province of Ontario (“CallCo”). Pursuant to the Arrangement Agreement, and the Plan of Arrangement adopted in connection therewith, the Company will acquire SRx in an all-stock transaction pursuant to a statutory amalgamation of SRx and AcquireCo under Canadian law (the “Amalgamation”). As a result of the Amalgamation, all of the property, rights, interests and obligations of SRx shall become the property, rights, interests and obligations of the resulting entity (“Amalco”), and Amalco will be an indirect wholly-owned subsidiary of the Company.

In the Amalgamation, each issued and outstanding common share of SRx will be converted based on the Exchange Ratio (as defined below) into shares of common stock of the Company (“BTTR Common Stock”) or, at the option of the holder thereof, exchangeable shares of Amalco that will be exchangeable at the option of the holder (or under certain other circumstances) on a one-for-one basis for shares of BTTR Common Stock. The Exchange Ratio will be determined five business days prior to the consummation of the Amalgamation (the “Closing”) and will be based on the trailing 30-day volume weighed average price of the Better Choice Common Stock on the NYSE America, subject to an aggregate share collar of 19,750,000 shares and 30,000,000 shares, with any resulting fractional shares to be rounded to the nearest whole share (the “Exchange Ratio”). The Amalgamation assigns an equity value of SRx of U.S. $80 million, assuming net debt at Closing of U.S. $43 million (which will be subject to a two-way adjustment prior to the Closing). All outstanding warrants and restricted stock units of SRx will be converted into common shares of SRx or terminated prior to the Closing.

The transaction has been unanimously approved by the boards of directors of the Company and SRx. The consummation of the Amalgamation is subject to customary closing conditions, including requisite approvals of the stockholders of the Company and SRx and the Ontario Superior Court of Justice (Commercial List), among other required regulatory approvals, and the absence of a material adverse effect with respect to the Company or SRx.

SRx Health operates one of the largest specialty pharmacy networks in Canada with specialty pharmacies, specialty health/infusion clinics, clinical trial sites and wholesale distribution facilities spanning the region. SRx Health is only one of a few specialty pharma operators in Canada with a network that extends across Canada, making it one of the most accessible providers of specialty healthcare in the country. Better Choice will continue to operate its portfolio of established premium and super-premium pet products under the Halo brand. Upon closing, Better Choice will emerge as a leading global health and wellness company by providing products and solutions for families to make better choices. The definitive agreement and announcement of plans for a business combination indicates the intentions of management but does not alter the independent operation status of the entities until the transaction is fully executed and approved.

Results of Operations for the three and nine months ended September 30, 2024 and 2023

The following table sets forth our consolidated results for the periods presented (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Net sales	$11,372	$13,117	$(1,745)	(13)%	$27,817	$32,890	$(5,073)	(15)%
Cost of goods sold	6,854	8,681	(1,827)	(21)%	17,432	21,625	(4,193)	(19)%
Gross profit	4,518	4,436	82	2%	10,385	11,265	(880)	(8)%
Operating expenses:
Selling, general and administrative	5,645	7,052	(1,407)	(20)%	14,703	19,721	(5,018)	(25)%
Total operating expenses	5,645	7,052	(1,407)	(20)%	14,703	19,721	(5,018)	(25)%
Loss from operations	(1,127)	(2,616)	1,489	(57)%	(4,318)	(8,456)	4,138	49%
Other income (expense):
Interest income (expense), net	6	(344)	(350)	(102)%	(536)	(952)	(416)	(44)%
Change in fair value of warrant liabilities	—	1,339	1,339	(100)%	—	1,339	1,339	(100)%
Gain on extinguishment of debt and accounts payable	2,645	—	2,645	100%	6,206	—	6,206	100%
Total other income, net	2,651	995	1,656	(166)%	5,670	387	5,283	1365%
Income (loss) before income taxes	1,524	(1,621)	3,145	194%	1,352	(8,069)	9,421	117%
Income tax (benefit) expense	(2)	—	(2)	—%	3	—	3	100%
Net income (loss)	$1,526	$(1,621)	$3,147	194%	$1,349	$(8,069)	$9,418	117%

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

Information about our revenue channels is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Digital (1)	$3,539	31%	$4,478	34%	$12,418	45%	$14,646	45%
International (2)	7,070	62%	6,390	49%	13,593	49%	12,575	38%
Brick & Mortar (3)	763	7%	2,249	17%	1,806	6%	5,669	17%
Net Sales	$11,372	100%	$13,117	100%	$27,817	100%	$32,890	100%

(1)	The Company’s Digital channel includes two wholesale customers that amounted to greater than 10% of the Company’s total net sales for the three and nine months ended September 30, 2024 and 2023, and represented $3.4 million and $10.0 million of net sales for the three and nine months ended September 30, 2024, and $3.1 million and $10.0 million of net sales during the three and nine months ended September 30, 2023, respectively. Additionally, DTC sales within the Digital channel amounted to greater than 10% of the Company’s total net sales for the three and nine months ended September 30, 2023. DTC sales within the Digital channel were approximately $1.3 million and $4.3 million for the three and nine months ended September 30, 2023, respectively. As of June 1, 2024, the Company has exited its DTC channel in an effort to improve profitability. The Company historically reported the sales in this channel as E-commerce and DTC separately and has been consolidated into one revenue stream as of September 30, 2024.

(2)	One of the Company’s International customers amounted to greater than 10% of the Company’s total net sales during the three months and nine months ended September 30, 2024 and 2023, and represented $6.0 million and $11.2 million of net sales for the three and nine months ended September 30, 2024, and $6.0 million and $11.0 million of net sales for the three and nine months ended June 30, 2023, respectively.

(3)	None of the Company’s Brick & Mortar customers represented greater than 10% of net sales for the three and nine months ended September 30, 2024 or September 30, 2023. For the three and nine months ended September 30, 2023, Petco was included within the Brick & Mortar channel. Beginning in Q1 2024, Petco is presented within Digital as a result of the strategic exit out of Petco stores, while remaining on Petco.com.

Net sales decreased $(1.7) million, or (13)%, to $11.4 million for the three months ended September 30, 2024 compared to $13.1 million for the three months ended September 30, 2023. Net sales decreased $(5.1) million, or (15)%, to $27.8 million for the nine months ended September 30, 2024 compared to $32.9 million for the nine months ended September 30, 2023. The decrease in net sales for the three and nine months ended September 30, 2024 is primarily attributable to strategically exiting unprofitable customers in the Brick & Mortar channel at the end of 2023 and the shutdown of the DTC revenue stream in the second quarter of 2024.

Key factors that we expect to affect our future sales growth include new product innovation and launches, our expansion strategy in each of the sales channels and our key supplier relationships.

Gross profit

Cost of goods sold consists primarily of the cost of product obtained from co-manufacturers, packaging materials, freight costs for shipping inventory to the warehouse, as well as third-party warehouse and order fulfillment costs. We review inventory on hand periodically to identify damaged, slow-moving inventory, and/or aged inventory. Based on this analysis, we record inventories at the lower of cost or net realizable value, with any reduction in value expensed as cost of goods sold.

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

During the three months ended September 30, 2024, gross profit increased $0.1 million, or 2%, to $4.5 million compared to $4.4 million during the three months ended September 30, 2023. During the nine months ended September 30, 2024, gross profit decreased $(0.9) million, or (8)%, to $10.4 million compared to $11.3 million during the nine months ended September 30, 2023.

Gross margin increased 591 basis points to 40% for the three months ended September 30, 2024 compared to 34% for the three months ended September 30, 2023. Gross margin increased 308 basis points to 37% for the nine months ended September 30, 2024 compared to 34% for the nine months ended September 30, 2023. The increase in gross margin for the three and nine months ended September 30, 2024 is primarily attributable to improved pricing from our manufacturers, and a shift in product sales mix due to efficient portfolio rationalization.

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

Operating expenses

Our Selling, general and administrative (“SG&A”) expenses consist of the following:

●	Sales and marketing costs, for specific customer promotional programs, paid media, content creation expenses and our DTC selling platform. Marketing costs are geared towards customer acquisition and retention and building brand awareness. During the three months ended September 30, 2024, sales and marketing costs decreased approximately $(0.4) million or (14)%, to $2.4 million from $2.8 million during the three months ended September 30, 2023. During the nine months ended September 30, 2024, sales and marketing costs decreased approximately $(2.1) million or (30)%, to $4.9 million from $7.0 million during the nine months ended September 30, 2023. The decrease was driven primarily by lower marketing and advertising agency fees related to the Halo brand renovation and migration from the former TruDog brand, as well as decreased marketing support to our International sales channel.

●	Employee compensation and benefits decreased approximately $(0.3) million or (20)% during the three months ended September 30, 2024 to $1.2 million from $1.5 million during the three months ended September 30, 2023. Employee compensation and benefits decreased approximately $(0.9) million or (20)% during the nine months ended September 30, 2024 to $3.8 million from $4.7 million during the nine months ended September 30, 2023. The decrease was primarily related to a reduction in employee headcount, partially offset by higher severance costs during the first half of 2024.

●	Share-based compensation includes expenses related to equity awards issued to employees and non-employee directors. During the three months ended September 30, 2024, Share-based compensation decreased $(0.4) million or (82)% to $0.1 million compared to $0.5 million for the three months ended September 30, 2023. During the nine months ended September 30, 2024, Share-based compensation decreased by $(0.8) million, or (53)%, to $0.8 million, as compared to share-based compensation of $1.6 million during the nine months ended September 30, 2023. The decrease is driven by January 2023 grants which became fully vested in January 2024, resulting in a decrease to share-based compensation, partially offset by common stock issued for board service.

●	Freight, which is primarily related to the shipping of DTC orders to customers, decreased $(0.3) million or (96)% during the three months ended September 30, 2024 to $0.01 million compared to $0.3 million during the three months ended September 30, 2023. Freight decreased $(0.5) million or (51)% during the nine months ended September 30, 2024 to $0.5 million from $1.0 million during the nine months ended September 30, 2023. Freight costs have been generally decreasing due to lower DTC sales as described above. The DTC channel was shut down as of June 1, 2024, which contributed to the decrease in freight costs for the three and nine months ended September 30, 2024.

●	Non-cash charges including depreciation, amortization, disposal or sale of assets and bad debt expense decreased by $(0.4) million or (89)% to $0.05 million during the three months ended September 30, 2024 from $0.4 million during the three months ended September 30, 2023. Non-cash charges were $0.2 million and $1.3 million during the nine months ended September 30, 2024 and September 30, 2023, respectively. The decrease was driven by the full impairment of intangible assets as of December 31, 2023.

●	Other general and administrative costs for various general corporate expenses, including professional services, information technology, insurance, travel, costs related to merchant credit card fees, product development costs, rent, and certain tax costs. During the three months ended September 30, 2024, other general and administrative costs increased $0.4 million, or 24% to $1.9 million compared to $1.5 million during the three months ended September 30, 2023. During the nine months ended September 30, 2024, other general and administrative costs increased $0.5 million, or 11% to $4.5 million compared to $4.0 million during the nine months ended September 30, 2023. The increase for the three and nine months ended September 30, 2024 was driven by an increase in transaction-related and litigation-related legal fees.

Interest expense, net

During the three months ended September 30, 2024, interest expense decreased by $(0.4) million, or (102)% to $0.0 million from $(0.3) million for the three months ended September 30, 2023. During the nine months ended September 30, 2024, interest expense decreased by $(0.4) million, or (44)% to $(0.5) million from $(1.0) million for the nine months ended September 30, 2023. Interest expense for the nine months ended September 30, 2024 is comprised of interest on our Wintrust Receivables Credit Facility, Alphia Term Loan, the amortization of debt issuance costs, and interest accretion on the Alphia Term Loan. The decrease in interest expense for the three and nine months ended September 30, 2024 is related to the forgiveness of the Alphia Term Loan, as discussed in Note 8 - Debt.

Income taxes

Our income tax provision consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for any allowable credits, deductions and uncertain tax positions as they arise. During the three and nine months ended September 30, 2024, we recorded income tax expense of less than $0.01 million, which relates to the gain on extinguishment of debt. During the three and nine months ended September 30, 2023 we recorded income tax expense of less than $0.1 million, which related to indefinite-lived assets. The effective tax rate for the nine months ended September 30, 2024 was less than 1%, which differs from the U.S. Federal statutory rate of 21% primarily because our losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of NOLs.

Liquidity and capital resources

Historically, we have financed our operations primarily through the sales of shares of our common stock, warrants, preferred stock, and loans. In connection with our July 2024 public offering, we issued and sold 739,000 shares of common stock at a public offering price of $3.00 per share and pre-funded warrants to issue 1,028,000 shares of Common Stock at a public offering price of $2.99 per Pre-Funded Warrant. On September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $4.7 million and $4.5 million, respectively.

We are subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of our products, the successful protection of our proprietary technologies, ability to grow into new markets, and compliance with government regulations. As of September 30, 2024, we have not experienced a significant adverse impact to our business, financial condition or cash flows resulting from geopolitical actions or threat of cyber-attacks. However, we have seen adverse impacts to our gross margin from time to time due to inflationary pressures in the current economic environment. Uncertainties regarding the continued economic impact of inflationary pressures, geopolitical actions and threat of cyber-attacks are likely to result in sustained market turmoil, which could negatively impact our business, financial condition, and cash flows in the future.

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

A summary of our cash flows is as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash flows (used in) provided by:
Operating activities	$(3,189)	$(894)
Investing activities	(1,479)	(10)
Financing activities	4,956	(4,769)
Net increase (decrease) in cash and cash equivalents	$288	$(5,673)

Cash flows from operating activities

Cash used in operating activities increased by $2.3 million, or 257%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in cash used was primarily driven by the $6.2 million gain recognized on extinguishment of the Alphia term loan as well as significant fluctuations in our working capital, including a comparative decrease in accounts payable of $5.9 million. These increases in cash used were partially offset by a decrease in net loss of $9.4 million, or 117%, to net income of $1.3 million.

Cash flows from investing activities

Cash used in investing activities was $1.5 million during the nine months ended September 30, 2024. The cash used in investing activities related to the issuance of a $1.5 million note receivable, there were also capital expenditures of less than $0.1 million. Cash used in investing activities was less than $0.1 million during the nine months ended September 30, 2023. The cash used in investing activities is related to capital expenditures.

Cash flows from financing activities

Cash provided by financing activities was $5.0 million, during the nine months ended September 30, 2024 and cash used in financing activities was $(4.8) million during the nine months ended September 30, 2023. The cash provided by financing activities for the nine months ended September 30, 2024 was related to net proceeds from the Equity Offering of $4.8 million and proceeds from the Wintrust revolving line of credit of $9.0 million, offset by payments on the Wintrust revolving line of credit of $(8.8) million. The cash used in financing activities for the nine months ended September 30, 2023 was related to payment of the Wintrust revolving line of credit of $(16.3) million offset by proceeds from the Wintrust revolving line of credit of $6.8 million and $2.8 million from the Alphia facility and proceeds of $2.2 million from warrant liabilities.

Wintrust Receivables Credit Facility

On June 21, 2023, the Company entered into an account purchase agreement with Wintrust Receivables Finance, a division of Wintrust Bank N.A. (“Wintrust”) pursuant to which Wintrust will purchase, at its discretion, eligible customer invoices and advance up to 70% of the face amount of all purchased amounts up to $4,750,000. Each advance under the AP Agreement will bear interest at the U.S. prime rate, plus 2.5%. The AP Agreement has an initial term of two years and will automatically renew annually unless terminated by the Company on at least 60 days’ notice. The Wintrust Receivables Credit Facility is secured by a general security interest in the assets of the Company. The Wintrust Receivables Credit Facility is guaranteed secured by the Company pursuant to that certain Unlimited Continuing Guaranty Agreement dated as of June 21, 2023.

As of September 30, 2024, the balance outstanding on the Wintrust Receivables Credit Facility amounted to $1.9 million.

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

As described in Note 8 - Debt, on March 25, 2024, the Company initiated a legal action to enforce a right of first refusal option exercised by Alphia pursuant to the terms of a written agreement between Alphia and the Company whereby Alphia was to acquire the assets of Halo. On June 20, 2024, the Company agreed to settlement terms of the lawsuit. The agreement dismisses the Company’s ongoing litigation with Alphia and provides for the forgiveness of the Company’s term loan, including $5.0 million in principal and $0.5 million of payable-in-kind (“PIK”) accrued interest, the termination of 335,640 warrants with a strike price of $11.44 per share that were set to expire in 2028, and the forgiveness of up to $2.6 million in accounts payable due to Alphia, provided the remaining outstanding accounts payable balance is paid within 90 days of the settlement date.

As a result of the settlement terms described above, we are not indebted to Alphia as it relates to the Term Loan Facility as of September 30, 2024.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgements that affect the reported amounts of assets, liabilities, net sales, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described in our Annual Report for the year ended December 31, 2023 have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting estimates. Accordingly, we evaluate our estimates and assumptions on an ongoing basis, especially in light of recent economic volatility, and may adjust projections if market conditions change. Our actual results may differ from these estimates under different assumptions and conditions. There have been no material changes to our critical accounting estimates compared to the descriptions in our Annual Report for the year ended December 31, 2023.

Share-Based Compensation

Share-based compensation expense is measured based on the estimated fair value of awards granted to employees, directors, officers and consultants on the grant date. Forfeitures are accounted for as they occur, therefore there are no forfeiture related estimates required.

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model, which requires the development of input assumptions, as described in “Note 13 - Share-based compensation” of the Company’s Annual Form 10-K. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of the subjective assumptions described in “Note 13 - Share-based compensation” of the Company’s Annual Form 10-K. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2023, our disclosure controls and procedures were not effective as of September 30, 2024. We are actively remediating these weaknesses, with ongoing improvements being made to the design and operating effectiveness of our internal controls.

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

Accounting for Complex Transactions

To remediate the material weakness associated with accounting for complex transactions, we have implemented sufficient policies and procedures to review, analyze, account for and disclose the following complex transactions in 2024: (i) Acquisition of Aimia (Note 9 - Business Combinations), (ii) extinguishment of the Alphia Term Loan (Note 8 - Debt), (iii) the July 2024 public offering (Note 1 - Nature of business and summary of significant accounting policies) which included issuance of warrants (Note 12 - Warrants), and (iv) the issuance of convertible notes (Note 4 – Note receivable). To address the material weakness in internal controls related to the accounting for complex accounting transactions, we have (i) added resources responsible for the execution and oversight of accounting and financial reporting operations; (ii) expanded the use of specialist involvement in highly complex and technical areas of accounting and valuation; and (iii) sustained operation of the implemented controls over a period of time that is appropriate in order to conclude that controls related to complex transactions are operating effectively.

Remediation Plan

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

Changes in Internal Control Over Financial Reporting

We completed one acquisition for an aggregate purchase price of $0.4 million during the nine months ended September 30, 2024. The Company continues to evaluate the internal control environment of the acquired entity and has not yet concluded on the integration and effectiveness of internal controls. Our assessment is ongoing to ensure that all controls are appropriately aligned and integrated with our existing framework. The acquisition represents less than 1% of our consolidated total assets and has no revenues as of and for the nine months ended September 30, 2024, respectively.

Our remediation efforts were ongoing during the quarter ended September 30, 2024. Except for our ongoing remediation efforts of the material weaknesses described above, and the remediation of our material weaknesses related to cybersecurity and IT general controls and accounting for complex transactions, there were no changes in our internal control over financial reporting that occurred during the quarter-ended September 30, 2024 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

BETTER CHOICE COMPANY INC.

Date: November 14, 2024	By:	/S/ KENT CUNNINGHAM
Kent Cunningham
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/S/ CAROLINA MARTINEZ
Carolina Martinez
Chief Financial Officer (Principal Financial and Accounting Officer)

