Form 10-K
period 2024-12-31
Better Choice Co Inc.
filed 2025-03-31
CIK 1471727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-40477

Better Choice Company Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-4284557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12400 Race Track Road	(212) 896-1254
Tampa, Florida 33626

(Address of Principal Executive Offices) (Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, $0.001 par value share	BTTR	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “ large accelerated filer,” “ accelerated filer,” “ smaller reporting company” and “ emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price of $3.90 as reported on the NYSE American was: $3,573,683.

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 2,422,005 shares of $0.001 par value common stock outstanding as of March 25, 2025.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Items 10, 11, 12, 13, and 14 will be furnished (and are hereby incorporated) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.

Better Choice Company Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2024

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “ aim,” “ anticipate,” “ believe,” “ can,” “ could,” “ estimate,” “ expect,” “ forecast,” “ intend,” “ likely,” “ may,” “ outlook,” “ plan,” “ potential,” “ project,” “ projection,” “ seek,” “ should,” “ will,” “ would,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including, but not limited to, those summarized below:

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

●

our compliance with applicable regulations issued by the U.S. Food and Drug Administration (“ FDA”), the U.S. Federal Trade Commission (“ FTC”), the U.S. Department of Agriculture (“ USDA”), and other federal, state and local regulatory authorities, including those regarding marketing pet food, products and supplements;

●	risk of our products being recalled for a variety of reasons, including product defects, packaging safety and inadequate or inaccurate labeling disclosure;

●	risk of shifting customer demand in relation to raw pet foods, premium kibble and canned pet food products, and failure to respond to such changes in customer taste quickly and effectively; and

●	other factors discussed under the headings “ Risk Factors,” “ Business,” and “ Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “ Risk Factors” and “ Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.

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

PART I

ITEM 1. BUSINESS

Our History

On December 17, 2018, Better Choice Company, Inc. (the “ Company”, or “ Better Choice”) made a $2.2 million investment in TruPet LLC (“ TruPet”), an online seller of pet foods, pet nutritional products and related pet supplies. On February 2, 2019, the Company entered into a definitive agreement to acquire the remainder of TruPet and closed the acquisition on May 6, 2019.

On February 28, 2019, Better Choice entered into a definitive agreement to acquire all of the outstanding shares of Bona Vida, Inc. (“ Bona Vida”) and closed the acquisition on May 6, 2019.

On October 15, 2019, Better Choice entered into a Stock Purchase Agreement (as amended, the “ Halo Agreement”) with Halo, Thriving Paws, LLC, a Delaware limited liability company (“ Thriving Paws”), HH-Halo LP, a Delaware limited partnership (“ HH-Halo” and, together with Thriving Paws, the “ Sellers”) and HH-Halo, in the capacity of the representative of the Sellers. Pursuant to the terms and subject to the conditions of the Halo Agreement, among other things, the Company agreed to purchase from the Sellers 100% of the issued and outstanding capital stock of Halo, Purely for Pets, Inc. (“ Halo”) (the “ Halo Acquisition”). The Company closed the Halo Acquisition on December 19, 2019.

Overview of Our Business

Better Choice Company Inc. is a pet health and wellness company focused on providing pet products and services that help dogs and cats live healthier, happier and longer lives. We offer a broad portfolio of pet health and wellness products for dogs and cats sold under our Halo brand across multiple forms, including foods, treats, toppers, and chews. We have a demonstrated, multi-decade track record of success and are well positioned to benefit from the mainstream trends of growing pet humanization and consumer focus on health and wellness. Our products consist of kibble and canned dog and cat food, freeze-dried raw dog food and treats, vegan dog food and treats, oral care products and supplements. Halo’s core products are made with high-quality, thoughtfully sourced ingredients for natural, science-based nutrition. Each innovative recipe is formulated with leading veterinary and nutrition experts to deliver optimal health.

We sell our premium and super-premium products (which we believe generally includes products with a retail price greater than $0.20 per ounce) under the Halo brand umbrella, including Halo Holistic™, Halo Elevate® and the former TruDog brand, which was rebranded and successfully integrated under the Halo brand umbrella during the third quarter of 2022. Our core products sold under the Halo brand are made with high-quality, thoughtfully sourced ingredients for natural, science based nutrition. Each innovative recipe is formulated with leading veterinary and nutrition experts to deliver optimal health. Our diverse and established customer base has enabled us to penetrate multiple channels of trade, which we believe enables us to deliver on core consumer needs and serve pet parents wherever they shop. We group these channels of trade into four distinct categories: E-commerce, which includes the sale of product to online retailers such as Amazon and Chewy; Brick & Mortar, which primarily includes the sale of product to Pet Specialty retailers such as Petco, Pet Supplies Plus and neighborhood pet stores, as well as to select grocery chains; Direct to Consumer (“DTC”) which includes the sale of product through our website halopets.com; and International, which includes the sale of product to foreign distribution partners and to select international retailers. In December 2023, the Company made a strategic exit out of Petco stores (while remaining on Petco.com), and Pet Supplies Plus. On June 1, 2024, the Company exited its DTC channel in an effort to improve profitability, and now directs consumers on halopets.com to Amazon and Chewy.

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

Our Customers and Channels

In 2024, we generated $42.4 million of gross sales and $35.0 million of net sales. By channel in 2024, Digital generated approximately $23.2 million of gross sales and $16.5 million of net sales, Brick & Mortar generated approximately $2.8 million of gross sales and $2.3 million of net sales and International generated approximately $16.4 million of gross sales and $16.2 million of net sales. The following chart provides a breakdown of our net sales by channel for the year ended December 31, 2024:

In 2024, approximately 47% of our net sales were made online, through a combination of E-commerce partner websites, such as Amazon, Chewy, Petflow, Thrive Market and Vitacost, and our DTC website, hosted on Shopify. A majority of our online sales are driven by repeat purchases from existing customers. In Packaged Facts’ Surveys of Pet Owners, pet products and services are at the bottom of the list of household spending cutbacks, second only to human medicine and healthcare. Reflecting both the higher prices and Americans’ deep commitments to their pets, pet parents remain tenacious when it comes to pet care. We anticipate our ability to reach a growing base of diverse customers online will continue to improve as E-commerce penetration increases.

The Halo brand’s international sales increased 18% in 2024, resulting primarily from an underperformance in 2023 related to production delays in 2022 as we transitioned suppliers. With increasing levels of economic financial status in the Asian markets and demand for premium and super-premium, western manufactured products, with China representing the largest market opportunity for growth and 79% of Better Choice’s $16.2 million of international sales in 2024.

Supply Chain, Manufacturing and Logistics

Halo partners with a number of co-manufacturing partners to produce its products. Products sold today under the Halo brand are made strictly from naturally raised animals on sustainable farms and are manufactured in the U.S and use healthy, natural ingredients, with all purchases transacted in U.S. dollars. By sourcing cage-free poultry, pasture-raised beef, and wild-caught fish from certified sustainable fisheries and not including meat meals or other animal byproducts in its formulations, our Halo brand is able to provide pets and pet parents with a nutritious and highly digestible suite of food and treats. Some products are preserved using either freeze drying or gentle air dehydration to eliminate the need for artificial preservatives and added chemicals. Our treats and chews are oven-baked, using natural ingredients for maximum nutrition and protein content. Halo’s dog and cat foods meet The Association of American Feed Control Officials (“ AAFCO”) guidelines and are small-batch tested for common contaminants prior to leaving the manufacturer.

We utilize logistics service providers as a part of our supply chain, primarily for shipping and logistics support. Fulfillment of orders is managed by a third-party warehousing and logistics partner, Fidelitone. Our warehouse is located in Wauconda, Illinois. Our products are shipped by trusted carriers for expeditious and reliable delivery.

Raw Materials and Principal Suppliers

We rely upon the supply of raw materials that meet our high-quality specifications and sourcing requirements. We source Global Animal Partnership (“ GAP”) certified cage-free chicken, GAP certified cage-free turkey, Marine Stewardship Council (“ MSC”) certified wild-caught salmon and whitefish and select non-GMO fruits and vegetables, such as peas, sweet potatoes and lentils. If any raw material is adulterated and does not meet our specifications, it could significantly impact our ability to source manufactured products and could materially and adversely impact our business, financial condition and results of operations.

For the supply and co-manufacturing of our products, we have relied on: Alphia, Inc. (“ Alphia” f/k/a “ C.J. Foods”) for dry kibble which transitioned to Barrett Petfood Innovations during 2022, then back to Alphia during 2023; Simmons Pet Food, Inc. (“ Simmons”) and Thai Union Manufacturing Co., LTD. for canned wet food; BrightPet Nutrition Group, LLC (“ BrightPet”) for vegan kibble and freeze dried treats; Carnivore Meat Company, LLC (“ Carnivore”) for the supply and co-manufacturing of freeze-dried food and treats. We sourced approximately 79% of inventory purchases from three vendors for the year ended December 31, 2024 and approximately 64% from two vendors for the year ended December 31, 2023.

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

Employees and Human Capital Resources

As of December 31, 2024, we had 20 full time employees and one part time employee. Our human capital resource objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards. Our employees are not represented by any labor union or any collective bargaining arrangement with respect to their employment with us. We have never experienced any work stoppages or strikes as a result of labor disputes and we believe our overall relationships with our employees are positive and the strength of our team is a critical success factor in becoming the most innovative premium pet food company in the world. Our employees share an entrepreneurial spirit, a passion for excellence and the inspiration to drive the future of the pet health and wellness industry.

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

We operate under a “ Win From Anywhere” culture, which is our approach to creating a flexible and entrepreneurial working environment built for long term success. Winning from anywhere means our employees can work from anywhere in the country. We believe this culture provides the ability for us to attract the best talent and we now have employees all over the U.S. that are winning from anywhere.

Government Regulation

The regulation of animal food products is complex, multi-faceted, and continually changing. The U.S. Food and Drug Administration (“ FDA”), the U.S. Federal Trade Commission (“ FTC”), the U.S. Department of Agriculture (“ USDA”) and other regulatory authorities at the federal, state and local levels, as well as authorities in foreign countries, extensively regulate, among other things, the research, development, testing, composition, manufacture, import, export, labeling, storage, distribution, promotion, marketing, and post-market reporting of animal foods. We are required to navigate a complex regulatory framework in the locations in which we wish to manufacture, test, import, export, or sell our products.

FDA Regulation of Animal Foods

The FDA regulates foods, including foods intended for animals, under the Federal Food, Drug and Cosmetic Act (“ FDCA”) and its implementing regulations. The FDCA defines “ food” as articles used for food or drink for man or other animals, which includes products that are intended primarily for nutritional use, taste, or aroma and the components of such products. For animal foods in particular, this definition applies based on their intended use regardless of labelling as animal food, treats, or supplements. The FDA also imposes certain requirements on animal foods relating to their composition, manufacturing, labeling, and marketing. Among other things, the facilities in which our products and ingredients are manufactured must register with the FDA, comply with current good manufacturing practices (“ cGMPs”) and comply with a range of food safety requirements.

Although pet foods are not required to obtain premarket approval from the FDA, any substance that is added to or is expected to become a component of a pet food must be used in accordance with a food additive regulation, unless it is generally recognized as safe (“ GRAS”) under the conditions of its intended use or if it appears on an FDA-recognized list of acceptable animal food ingredients in the Official Publication of AAFCO. A food may be adulterated if it uses an ingredient that is neither GRAS nor an approved food additive, and that food may not be legally marketed in the U.S.

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

Chinese Regulations

General Administration of Quality Supervision, Inspection and Quarantine of the People’s Republic of China (“ AQSIQ”) is responsible for the unified inspection and quarantine of imported pet food (also referred to in the regulations as “ Feed”). Only registered pet food manufacturers from AQSIQ approved countries (which includes the U.S.) can import pet food to China, and may do so only if they have first received an import registration certificate from the Ministry of Agriculture (“ MOA”). In order to obtain an import registration certificate, a manufacturer must submit standardized application materials (in both English and Chinese) along with product samples to the MOA for approval, and if approved, such import registration certificate shall be valid for five years. Overseas companies are also prohibited from engaging in the direct sale of imported pet food within the territory of China and should establish a sales organization or appoint a sales agent within the territory of China and file a record with the MOA within six months from the date the manufacturer obtains its import registration certificate. All imported pet food must be packaged, and the packaging must comply with China’s safety and hygiene regulation and must have Chinese labels that are in conformity with the relevant regulations.

We are also subject to labor and employment laws, laws governing advertising, privacy laws, safety regulations and other laws, including consumer protection regulations that regulate retailers or govern the promotion and sale of merchandise. Our operations, and those of our distributors and suppliers, are subject to various laws and regulations relating to environmental protection and worker health and safety matters. We monitor changes in these laws and believe that we are in material compliance with applicable laws. See additional information under the heading “ Risks Related to the Regulation of our Business and Products” in this Annual Report on Form 10-K for a discussion of risks relating to federal, state, local and international regulation of our business.

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

Corporate Information

We were incorporated in the State of Nevada in 2001 under the name Cayenne Construction, Inc., and in 2009, changed our name to Sports Endurance, Inc. Effective March 11, 2019, we changed our name to Better Choice Company Inc. after reincorporating in Delaware. We have five subsidiaries - Halo, Purely for Pets, Inc., Bona Vida, Inc., Aimia Pet Healthco Inc, 1000994476 Ontario Inc., and 1000994085 Ontario Inc. Our principal executive offices are located at 12400 Race Track Road, Tampa, FL 33626. Our website is available at https://www.betterchoicecompany.com. Our website and the information contained on or connected to that site are not, and should not be deemed to be part of or incorporated into this Annual Report on Form 10-K.

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

We have experienced recurring operating losses, have a significant accumulated deficit, and we expect to continue to generate operating losses and consume cash resources in the near term. Without generating sufficient cash flow from operations or additional debt or equity financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. If we need to seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

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

We have benefited substantially from the leadership and performance of our senior management, as well as other key employees. Our success will depend on our ability to retain our current management and key employees, and to attract and retain qualified personnel in the future, and we cannot guarantee that we will be able to retain our personnel or attract new, qualified personnel. In addition, we do not maintain any “ key person” life insurance policies. The loss of the services of members of our senior management or key employees could prevent or delay the implementation and completion of our strategic objectives, or divert management’s attention to seeking qualified replacements.

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

We rely upon third-party commerce platforms, including Shopify. The use of Shopify was discontinued when we exited our DTC channel in June 2024. We also rely on e-mail service providers, bandwidth providers, Internet service providers and mobile networks to deliver e-mail and “ push” communications to customers and to allow customers to access our website. Any damage to, or failure of, our systems or the systems of our third-party commerce platform providers could result in interruptions to the availability or functionality of our website and mobile applications. As a result, we could lose customer data and miss order fulfillment deadlines, which could result in decreased sales, increased overhead costs, excess inventory and product shortages.

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

Since a significant portion of our revenue has been derived from China, a slowdown in economic growth in China could adversely impact the sales of our products in China, which could have a material adverse effect on our results of operations and financial condition. In addition, a deterioration in trade relations between the U.S. and China or other countries, or the negative perception of U.S. brands by Chinese or other international consumers, could have a material adverse effect on our results of operations and financial condition.

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

We operate our business in part outside of the U.S. and our operations are subject to the U.S. Foreign Corrupt Practices Act (the “ FCPA”), as well as the anti-corruption and anti-bribery laws in the countries where we do business. In addition, we are subject to U.S. and other applicable trade control regulations that restrict with whom we may transact business, including the trade sanctions enforced by the U.S. Treasury, Office of Foreign Assets Control (“ OFAC”). We also plan to expand our operations outside of the U.S. in the future and our risks related to the FCPA will increase as we grow our international presence. Any violations of these anti-corruption or trade controls laws, or even allegations of such violations, can lead to an investigation and/or enforcement action, which could disrupt our operations, involve significant management distraction, and lead to significant costs and expenses, including legal fees. In addition, our brand and reputation, our sales activities or our stock price could be adversely affected if we become the subject of any negative publicity related to actual or potential violations of anti-corruption, anti-bribery or trade control laws and regulations.

Our ability to utilize our net operating loss carryforwards may be limited.

Our ability to utilize our federal net operating loss carryforwards and federal tax credit may be limited under Section 382 of the Code as amended by the Tax Cut and Jobs Act (the “ TCJA”). The limitations apply if we experience an “ ownership change”. Similar provisions of state tax law may also apply. If we have experienced an ownership change at any time since our formation, we may already be subject to limitations on our ability to utilize our existing net operating losses to offset taxable income. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change and, consequently, the limitations under Section 382. As a result, if or when we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset such taxable income may be subject to limitations, which could adversely affect our future cash flows.

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

If the FDA or other regulatory authority determines that we or they have not complied with the applicable regulatory requirements, our business, financial condition and results of operations may be materially adversely impacted. If we do not comply with labeling requirements, including making unlawful claims about our products, we could be subject to public warning letters and possible further enforcement. Failure by us or our co-manufacturers and suppliers to comply with applicable laws and regulations or to obtain and maintain necessary permits, licenses and registrations relating to our or our partners’ operations could subject us to administrative and civil penalties, including fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of our products, or refusals to permit the import or export of products, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material effect on our operating results and business. For further detail, refer to the information under “ Item 1. Business– Government Regulation” in this Annual Report on Form 10-K.

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

Our ability to meet our debt service obligations depends upon our operating and financial performance, which is subject to general economic and competitive conditions and to financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to service our debt, we may need to sell inventory and other material assets, restructure or refinance our debt, or seek additional equity capital. If our inability to meet our debt service obligations results in an event of default as defined under our Wintrust receivables credit facility, the lenders thereunder may be able to take possession of substantially all of our assets. Prevailing economic conditions and global credit markets could adversely impact our ability to do so.

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

For information regarding our outstanding debt, refer to “ Note 9 - Debt” in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this report, which is incorporated into this Item 1A by reference.

Our common stock may be deemed to be a “ penny stock” and the “ penny stock” rules could adversely affect the market price of our common stock.

The SEC has adopted Rule 3a51-1, which establishes the definition of a “ penny stock” as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock may be deemed to be a penny stock. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires that a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. Generally, brokers may be less willing to execute transactions in securities subject to the “ penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Our failure to meet the applicable listing requirements of NYSE American could result in a delisting of our common stock and could make it more difficult to raise capital in the future.

NYSE American has listing requirements for inclusion of securities for trading on the NYSE American, including minimum levels of stockholders’ equity, market value of publicly held shares, number of public stockholders and stock price. There can be no assurance that we will be successful in maintaining the listing of NYSE American as it is possible we may fail to satisfy the continued listing requirements, such as the corporate governance requirements or the minimum stock price requirement. On April 24, 2024, the Company received a notice of noncompliance from the NYSE American. On May 24, 2024, we submitted a plan of compliance to NYSE American addressing how we intend to regain compliance, which plan has been accepted by the NYSE American. However, if we are not in compliance with the continued listing standards before the end of the cure period, or if we do not make progress consistent with the plan, the NYSE American may take steps to delist our common stock. Further, we received correspondence from the NYSE American on July 9, 2024, indicating noncompliance under a different requirement of the listing standards, since we reported stockholders’ equity of $1.1 million as of March 31, 2024, and had losses from continuing operations and/or net losses in three out of its four most recent fiscal years ended December 31, 2023, and that which requires us to maintain a minimum stockholders’ equity of $4.0 million. We will need to take additional steps to regain compliance under this requirement as well, or the NYSE American may take steps to delist our common stock. Such a delisting or the announcement of such delisting will have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we may attempt to take actions to restore our compliance with the NYSE American listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NYSE American minimum listing requirements or prevent future non-compliance with the NYSE American listing requirements. If we do not maintain the listing of our common stock on NYSE American, it could make it harder for us to raise additional capital in the long-term. If we are unable to raise capital when needed in the future, we may have to cease or reduce operations.

Moreover, as a result of the Amalgamation (as defined below), the Combined Company (as defined below) will be deemed a “reverse merger company” by NYSE and, as such, the Combined Company would be required by NYSE to meet the NYSE Initial Listing Standards at such time. If the Combined Company does not meet such Initial Listing Standards, the Combined Company could be subject to immediate suspension and delisting proceedings from NYSE. We and SRx are taking appropriate actions to allow the Combined Company to meet such standards as of immediately following the consummation of the Amalgamation. We cannot make any assurances that our actions and efforts will be successful or that the Combined Company will meet the Initial Listing Standards as of immediately following the consummation of the Amalgamation. If the Combined Company does not meet the Initial Listing Standards, the Combined Company will be subject to immediate suspension of trading in the common stock of the Combined Company and/or delisting proceedings following the consummation of the Amalgamation.

If the Combined Company does not meet the Initial Listing Standards, we may nevertheless decide to consummate the Amalgamation. If this should occur, the Combined Company will likely be delisted from NYSE and then may seek to list on another national exchange or in the OTC Market. In the event that the Combined Company lists in the OTC Market rather than a national exchange, stockholders of the Combined Company may face material adverse consequences, including, but not limited to, a lack of trading market for the Combined Company’s common stock, reduced liquidity and market price of the Combined Company’s common stock, decreased analyst coverage of Combined Company’s common stock, and an inability for the Combined Company to obtain any additional financing that it may need to fund its operations.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Arrangement Agreement.”

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

We expect to use cash flow from future operations to repay debt and support the growth of our business and do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. Our Wintrust receivables credit facility places certain restrictions on the ability of us and our subsidiaries to pay cash dividends. We may amend our current credit facility or enter into new debt arrangements that also prohibit or restrict our ability to pay cash dividends on our common stock.

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

For information regarding our outstanding stockholders’ equity and potentially dilutive securities, refer to “ Note 9 - Debt”, “ Note 12 - Commitments and contingencies”, “ Note 13 - Warrants” and “ Note 14 - Share-based compensation” in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, which is incorporated into this Item 1A by reference.

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware (the “ DGCL”), which prohibits an “ interested stockholder” owning in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which such stockholder acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

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

Risks Related to the Amalgamation

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Arrangement Agreement.”

The Amalgamation may not be completed due to failure to obtain the necessary court and/or regulatory approvals.

To complete the Amalgamation, both we and SRx must make certain filings with and obtain certain consents and approvals from various governmental and regulatory authorities including the Court, and the approval of NYSE of the listing of the shares of our common stock to be issued pursuant to the Amalgamation. We and SRx have not yet obtained these approvals, all of which are required to complete the Amalgamation. The regulatory approval processes may take a lengthy period of time to complete which could delay completion of the Amalgamation. The approval processes, including the undertakings and conditions that may be required for approval or whether the court and regulatory approvals, may not be obtained.

Uncertainty surrounding the Amalgamation could adversely affect our retention of strategic partners and personnel and could negatively impact our future business and operations.

Because the Amalgamation is dependent upon satisfaction of certain conditions, its completion is subject to uncertainty. In response to this uncertainty, our strategic partners may delay or defer decisions concerning us. Any delay or deferral of those decisions by strategic partners could have a material adverse effect on our business and operations, regardless of whether the Amalgamation is ultimately completed.

The parties could fail to complete the Amalgamation or the Amalgamation may be completed on different terms.

The Amalgamation may not be completed as there are certain conditions that are outside our and SRx’s control, or if completed, that the Amalgamation will be completed on the same or similar terms to those set out in the Amalgamation Agreement. The completion of the Amalgamation is subject to the satisfaction of a number of conditions which include, among others, performance by us and SRx of our respective obligations and covenants in the Arrangement Agreement. There can be no assurance that these conditions will be satisfied or, if satisfied, when they will be satisfied.

In addition, both we and SRx have the right to terminate the Arrangement Agreement in certain circumstances. Accordingly, there is no certainty that the Arrangement Agreement will not be terminated by either us or SRx before the completion of the Amalgamation. For example, we have the right, in certain circumstances, to terminate the Arrangement Agreement if changes occur that, in the aggregate, have a SRx Material Adverse Effect (as such term is defined in the Arrangement Agreement). Although a SRx Material Adverse Effect excludes certain events that are beyond the control of us and SRx, there is no assurance that a change having a SRx Material Adverse Effect on SRx will not occur before the Effective Date, in which case we could elect to terminate the Arrangement Agreement and the Amalgamation would not proceed. In addition, if the Amalgamation is not completed by April 15, 2025, we or SRx may choose to terminate the Arrangement Agreement in accordance with its terms.

If the Amalgamation is not completed, our ongoing business may be adversely affected as a result of the costs (including opportunity costs) incurred in respect of pursuing the Amalgamation, and we could experience negative reactions from the financial markets, which could cause a decrease in the market price of our common stock, particularly if the market price reflects market assumptions that the Amalgamation will be completed or completed on certain terms. We may also experience negative reactions from our partners and there could be a negative impact on our ability to attract future acquisition opportunities. Failure to complete the Amalgamation or a change in the terms of the Amalgamation could each have a material adverse effect on our business, financial condition and results of operations.

If the Amalgamation is not completed and our board of directors decides to seek another merger or business combination, it may not be able to find a party willing to engage in a transaction that is equivalent to, or more attractive than, the Amalgamation. In addition, in certain circumstances, we may be required to pay a termination payment to SRx.

The termination payment, if triggered, may discourage other parties from attempting to acquire us.

Under the Arrangement Agreement, we are required to pay a termination payment of $3.2 million to SRx in the event the Arrangement Agreement is terminated in certain circumstances. The termination payment may discourage other parties from attempting to acquire the engage in a transaction with us or otherwise making an Acquisition Proposal, even if those parties would otherwise be willing to offer greater value to our stockholders than that offered by SRx under the Amalgamation.

We will incur substantial transaction-related costs in connection with the Amalgamation even if the Amalgamation is not completed.

Certain costs related to the Amalgamation, such as legal, accounting and certain financial advisor fees must be paid by us even if the Amalgamation is not completed. Also, if the Amalgamation is not completed, we may be required to pay a termination payment to SRx in certain circumstances. Such costs may offset any expected cost savings and other synergies from the Amalgamation.

While the Amalgamation is pending, we are restricted from taking certain actions.

The Arrangement Agreement restricts us from taking specified actions until the Amalgamation is completed without the consent of SRx, which may adversely affect our ability to execute certain business strategies including, but not limited to, the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Amalgamation.

The pending Arrangement may divert the attention of our management.

The pending Arrangement could cause the attention of our management to be diverted from the day-to-day operations. These disruptions could be exacerbated by a delay in the completion of the Amalgamation and could have an adverse effect on our business, operating results or prospects regardless of whether the Amalgamation is ultimately completed.

Following the completion of the Amalgamation, the Combined Company may issue additional securities.

Following the completion of the Amalgamation, the Combined Company may issue additional securities (including equity securities) to finance its activities, including in order to finance acquisitions. If the Combined Company were to issue additional equity securities, the ownership interest of our existing stockholders may be diluted and some or all of the Combined Company’s financial measures on a per share basis could be reduced. Moreover, as the Combined Company’s intention to issue additional equity securities becomes publicly known, the Combined Company’s share price may be materially adversely affected.

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

Management plays a key role in assessing and managing material risks related to cybersecurity threats, including evaluating potential vulnerabilities, monitoring the effectiveness of controls, and ensuring timely remediation of any identified gaps. This ongoing effort includes the coordination of internal and external resources to respond to emerging cybersecurity threats and ensure our systems are resilient against attacks.

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

We face cybersecurity threats in the ordinary course of our business and have faced cybersecurity threats and breach attempts in the past. Such threats and breach attempts have not materially affected our business, strategy, results of operations or financial condition. At any given time, however, we may face known or unknown cybersecurity risks and threats that cannot be fully prevented or mitigated, and we may discover vulnerabilities in our cybersecurity programs. Therefore, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. For more information on the cybersecurity risks we face, please refer to “ A failure of one or more key information technology systems, networks or processes may materially adversely affect our ability to conduct our business.” in Item 1A. “ Risk Factors.”

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

Market Information

Our common stock is currently listed on the NYSE American marketplace under the symbol “ BTTR” after the consummation of our IPO on July 1, 2021 and was previously listed on the OTC Market Group Inc.’s OTCQX market after being upgraded from the OTCQB on December 28, 2020 where it had been trading since June 2010. The following table sets forth, for the periods indicated and as reported on the NYSE American and OTC Markets, the high and low bid prices for our common stock. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions:

	High	Low
2023
First Quarter (1)	$33.20	$13.00
Second Quarter (1)	$22.60	$7.76
Third Quarter (1)	$11.20	$4.44
Fourth Quarter (1)	$23.20	$4.88
2024
First Quarter (1)	$12.76	$5.20
Second Quarter (1)	$7.74	$3.13
Third Quarter (1)	$4.03	$1.97
Fourth Quarter (1)	$2.61	$1.63

(1)	The high and low bid prices for this quarter were reported by the NYSE American marketplace.

Holders of Common Stock

As of March 25, 2025, we had 2,422,005 shares of our common stock issued and outstanding. As of March 25, 2025, there were 147 record holders of our common stock. Certain shares are held in “ street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

(9) On February 1, 2024, the registrant issued 42,088 shares of common stock to five non-employee directors in return for services provided in their capacity as directors.

(10) On June 26, 2024, the registrant issued 22,727 shares of common stock to a member of its executive management as part of their compensation package.

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

Purchases of Equity Securities by the Issuer

The following table presents information with respect to our repurchases of Better Choice Company common stock during the year ended December 31, 2024:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 to September 30, 2024	192	$2.71	192	$5,000,000
October 1, 2024 to December 31, 2024	102,405	$1.99	102,405	$–
Total	102,597	$–	102,597

(1)	In May 2022, our Board of Directors approved a share repurchase program that authorized the repurchase of up to $5.0 million of the Company’s outstanding common stock in the open market through December 31, 2024.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We sell our premium and super-premium products (which we believe generally includes products with a retail price greater than $0.20 per ounce) under the Halo brand umbrella, including Halo Holistic™, Halo Elevate® and the former TruDog brand, which was rebranded and successfully integrated under the Halo brand umbrella during the third quarter of 2022. Our core products sold under the Halo brand are made with high-quality, thoughtfully sourced ingredients for natural, science based nutrition. Each innovative recipe is formulated with leading veterinary and nutrition experts to deliver optimal health. Our diverse and established customer base has enabled us to penetrate multiple channels of trade, which we believe enables us to deliver on core consumer needs and serve pet parents wherever they shop. We group these channels of trade into three distinct categories: Digital, which includes the sale of product to online retailers such as Amazon and Chewy, as well as DTC which included the sale of product through the Company’s website, halopets.com, through June 1, 2024; International, which includes the sale of product to foreign distribution partners and to select international retailers; and Brick & Mortar, which primarily includes the sale of product to pet specialty retailers, independent pet stores, and regional distributors.

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

The most recent data available from an October 2024 Packaged Facts report estimates that US retail sales of dog and cat food will top $54 billion in 2024, up 4.5% over 2023. This increase represents a significant slow-down in pet food growth, following four consecutive years of double-digit increases and a 2018-2023 compound annual growth rate (CAGR) of 13.0%. While much of the pre-pandemic growth in the pet food market can be attributed to continued premiumization and pet population growth among higher-income households, price inflation was almost entirely behind more recent growth, specifically in 2022 and early 2023. These gains were especially impressive given a simultaneous decline in the dog population. Pet food has proven itself to be amazingly resilient in both this and previous economic crises, and pet food’s position as a non-discretionary item has spared it many of the cutbacks seen in the non-food pet supplies sector.

Due to its ready access and “contactless” advantages, e-commerce saw a huge boost from the pandemic and continued to make inroads into brick-and-mortar’s share of the market in the following years. Packaged Facts expects the channel to continue bleeding share away from others at a somewhat slower pace in the years to come, with the ongoing, intensive, competitive pushes of Amazon.com driving the momentum. Appeals continue to be the convenience of having large bags of pet food home delivered, the “endless aisles” and product comparison benefits of online shopping, the movement toward fresh pet food sold online, and online shopping in general.

In Packaged Facts’ January 2024 survey, pet food was cited as an important pet health and wellness product by the largest share of pet owners– 80% of dog owners and 82% of cat owners. By comparison, 50% and 49%, respectively, view pet treats as an important pet health product. Pet parents are on the lookout for products that improve their pet’s health and wellness, with 79% liking the idea of healthier pet snacks and treats and 73% viewing high-quality pet foods as effective for preventive healthcare. Pet owners are also willing to spend more on pet foods with extra health and wellness benefits, and this attitude appears to be growing, with 74% agreeing with this sentiment in Packaged Facts July-August 2024 survey, up from 66% in the September-October 2023 survey.

Packaged Facts projects moderate (in relation to the past four years) but steady pet food performance through 2028, with the sales to experience a compound annual growth rate (CAGR) of 4.4% for the 2023-2028 period. This increase reflects a 4.3% increase for dog food and 4.6% increase in cat food. Although the days of double-digit increases will likely remain in the past, given the mature nature of the pet food market, should the dog population rebound more quickly than anticipated, this growth could reach beyond 5% or even 6%.

From a demographic perspective, younger pet owners are more likely to spend a higher percentage of their income on pets, treat their pet as an important member of the family and to purchase products from pet specialty and online retailers rather than from grocery stores. Along these lines, women are more interested in purchasing pet food than men, and are more likely to engage with search ads than men. Taken holistically, these traits suggest a preference to purchase more premium and super-premium pet food and treats from brands like Halo, with a tendency to purchase products in the channels where we compete.

Globally, Asia is the second largest market for pet products, with China representing the largest market opportunity for growth. Like the U.S., growth in the Asian pet care industry has been driven by dramatic increases in household pet ownership. The global plant-based pet food market is set to expand its roots in the global market at a promising CAGR of 9.2%, while the market is anticipated to hold a revenue of USD $57.43 billion in 2032. We believe that growth in Asia is fueled by increasing levels of economic financial status and demand for premium, western manufactured products as a result of product quality concerns. This demand has been supported by a rapidly growing middle class in China, where a McKinsey report estimated that in 2018 roughly 730 million people in urban areas fell into the income categories of “aspirants” and “affluents,” with the Brookings group estimating that approximately 60 million people are added to these income categories each year. We believe that this growth drove the increase in the number of dog-owning Chinese households as measured by Euromonitor, which increased from 12% in 2015 to 22% in 2023, according to one 2024 study. According to Euromonitor, the Chinese market for premium dry dog and cat food is anticipated to grow at a 20% CAGR and 28% CAGR, respectively, from 2015 through 2025, suggesting that the Chinese pet market has significant room for growth in the foreseeable future.

Our Growth Strategy

●	Build the Halo Brand with sharpened positioning, improved storytelling, increased share-of-voice, and a defined innovation strategy and platform-based approach to consumer qualified new products.

●	Capture Fair Share Online via increased and efficient investment, full funnel activation, enhanced discoverability, and maximizing tent-pole events.

●	Omnichannel Expansion strategy development while maximizing current distribution relationships, expanding independent distributor network, and introducing innovation across core product lines.

●	Win Globally with scalable go-to-market strategy and long-term partnerships to accelerate growth, including actively pursuing new Latin American markets.

●	Create Fuel for Growth via continuous supply chain improvements, pursuing global formula harmonization for cost savings and improving portfolio efficiency through more effective portfolio managements.

●	Maximize Operating Leverage to optimize overhead infrastructure for scale efficiency, driving greater governance through financial visibility and KPI tracking with a ruthless focus on working capital.

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

In December 2023, the Company made a strategic exit out of Petco stores (while remaining on Petco.com), and Pet Supplies Plus. As of June 1, 2024, the Company has exited its DTC channel, in an effort to improve profitability. On March 25, 2024, Better Choice Company, Inc. (“BTTR”) initiated a legal action to enforce a right of first refusal (“ROFR”) option exercised by Alphia, Inc. (“Alphia”), which is controlled by a Paris-based private equity firm, PAI Partners. On June 20, 2024, the Company agreed to settlement terms of the lawsuit. The agreement dismisses the Company’s ongoing litigation with Alphia and provides for the forgiveness of the Company’s term loan, including $5.0 million in principal and $0.5 million of payable-in-kind (“PIK”) accrued interest, the termination of 335,640 warrants with a strike price of $11.44 per share that were set to expire in 2028, and the forgiveness of up to $2.6 million in accounts payable due to Alphia, provided the remaining outstanding accounts payable balance is paid within 90 days of the settlement date. These accounts payable were paid and settled prior to December 31, 2024, resulting in a gain of $2.6 million.

The Company was not in compliance with certain covenants related to the Alphia Term Loan Facility as of December 31, 2023 and the debt was callable by the lender. In connection with the Alphia settlement noted above, the Company was no longer subject to Alphia-related covenants as of December 31, 2024.

On April 15, 2024, the Company’s board of directors authorized and approved a stock repurchase plan (the “Repurchase Plan”) for up to $5 million of the currently outstanding shares of the Company’s common stock through December 31, 2024. Under the Repurchase Plan, the Company is authorized to repurchase shares through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The Board also authorized the Company to enter into written trading plans under Rule 10b5-1 of the Exchange Act. Adopting a trading plan that satisfies the conditions of Rule 10b5-1 would allow a company to repurchase its shares at times when it might otherwise be prevented from doing so due to self-imposed trading blackout periods or pursuant to insider trading laws. Under any Rule 10b5-1 trading plan, the Company’s third-party broker, subject to Securities and Exchange Commission regulations regarding certain price, market, volume and timing constraints, would have authority to purchase the Company’s common stock in accordance with the terms of the plan. The Company may from time to time enter into Rule 10b5-1 trading plans to facilitate the repurchase of its common stock pursuant to its Repurchase Plan. The Company has purchased 102,597 shares of common stock under the Repurchase Plan, during the year ended December 31, 2024.

On April 24, 2024, the Company received a notice of noncompliance from the NYSE American. On May 24, 2024, we submitted a plan of compliance to NYSE American addressing how we intend to regain compliance. The plan has been accepted by the NYSE American. However, if we are not in compliance with the continued listing standards before the cure period ends on October 24, 2025, or if we do not make progress consistent with the plan, the NYSE American may take steps to delist our common stock. Further, we received correspondence from the NYSE American on July 9, 2024, indicating noncompliance under a different requirement of the listing standards, since we reported stockholders’ equity of $1.1 million as of March 31, 2024, and had losses from continuing operations and/or net losses in three out of its four most recent fiscal years ended December 31, 2023, and that which requires us to maintain a minimum stockholders’ equity of $4.0 million. We will need to take additional steps to regain compliance under this requirement as well, or the NYSE American may take steps to delist our common stock.

Arrangement Agreement

On September 3, 2024, the Company announced it entered into an Arrangement Agreement (the “Arrangement Agreement”) with SRx Health Solutions, Inc., a corporation organized under the laws of the Province of Ontario (“SRx” or “SRx Health”), 1000994476 Ontario Inc., an indirect wholly-owned subsidiary of the Company and a corporation existing under the laws of the Province of Ontario (“AcquireCo”), and 1000994085 Ontario Inc., a direct wholly-owned subsidiary of the Company and corporation existing under the laws of the Province of Ontario (“CallCo”). Pursuant to the Arrangement Agreement, and the Plan of Arrangement adopted in connection therewith, the Company will acquire SRx in an all-stock transaction pursuant to a statutory amalgamation of SRx and AcquireCo under Canadian law (the “Amalgamation”). As a result of the Amalgamation, all of the property, rights, interests and obligations of SRx shall become the property, rights, interests and obligations of the resulting entity (“Amalco”), and Amalco will be an indirect wholly-owned subsidiary of the Company. The Arrangement Agreement was amended on December 6, 2024, and the Arrangement Agreement and Plan of Arrangement were each amended on January 24, 2025 and February 25, 2025.

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

The transaction has been unanimously approved by the boards of directors of the Company and SRx. The transaction was approved by the stockholders of the Company at a special meeting on March 21, 2025 and by the SRx shareholders at a shareholder meeting on February 26, 2025.

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

The consummation of the Amalgamation is subject to certain closing conditions, including, among others, requisite approval of the Ontario Superior Court of Justice (Commercial List) and the approval of NYSE for initial listing of the post-Amalgamation combined company (the “Combined Company”). As a result of the Amalgamation, the Combined Company will be deemed a “reverse merger company” by NYSE and, as such, the Combined Company would be required by NYSE to meet the NYSE Initial Listing Standards at such time. If the Combined Company does not meet such Initial Listing Standards, the Combined Company could be subject to immediate suspension and delisting proceedings from NYSE. Better Choice and SRx are taking appropriate actions to allow the Combined Company to meet such standards as of immediately following the consummation of the Amalgamation. Better Choice and SRx cannot make any assurances that its actions and efforts will be successful or that the Combined Company will meet the Initial Listing Standards as of immediately following the consummation of the Amalgamation. If the Combined Company does not meet the Initial Listing Standards, the Combined Company will be subject to immediate suspension of trading in the common stock of the Combined Company and/or delisting proceedings following the consummation of the Amalgamation.

If the Combined Company does not meet the Initial Listing Standards, Better Choice and SRx may nevertheless decide to consummate the Amalgamation. If this should occur, the Combined Company will likely be delisted from NYSE and then may seek to list on another national exchange or in the OTC Market. In the event that the Combined Company lists in the OTC Market rather than a national exchange, stockholders of the Combined Company may face material adverse consequences, including, but not limited to, a lack of trading market for the Combined Company’s common stock, reduced liquidity and market price of the Combined Company’s common stock, decreased analyst coverage of Combined Company’s common stock, and an inability for the Combined Company to obtain any additional financing that it may need to fund its operations. See “Risk Factors — Risks Relating to the Amalgamation.”

Results of Operations for the Years Ended December 31, 2024 and 2023

The following table sets forth our consolidated results for the periods presented (in thousands):

	Years Ended December 31,		Change
	2024	2023	$	%
Net sales	$34,975	$38,592	$(3,617)	(9)%
Cost of goods sold	21,986	26,795	(4,809)	(18)%
Gross profit	12,989	11,797	1,192	10%
Operating expenses:
Selling, general and administrative	18,956	24,444	(5,488)	(22)%
Impairment of intangible assets	–	8,532	(8,532)	(100)%
Total operating expenses	18,956	32,976	(14,020)	(43)%
Loss from operations	(5,967)	(21,179)	15,212	(72)%
Other income (expense):
Interest expense	(467)	(1,353)	886	(65)%
Change in fair value of warrant liabilities	–	(236)	236	(100)%
Gain on extinguishment of debt and accounts payable	6,206	–	6,206	–%
Other income	69	–	69	–%
Total other income (expense)	5,808	(1,589)	7,397	(466)%
Net loss before income taxes	(159)	(22,768)	22,609	(99)%
Income tax expense	(9)	(2)	(7)	350%
Net loss available to common stockholders	$(168)	$(22,770)	$22,602	(99)%

Net sales

We sell our products through online retailers, pet specialty retailers, our online portal directly to our consumers and internationally to foreign distribution partners (transacted in U.S. dollars). Our DTC channel was discontinued in June 2024. Generally, our sales transactions are single performance obligations that are recorded at the time the product is shipped from our distribution centers and when control transfers. We offer a variety of trade promotions, discounts and incentives to our customers, which impacts the transaction price of our products and our net sales accordingly. DTC net sales include revenue derived from shipping fees and are net of loyalty points earned (a portion of revenue is deferred at the time of the sale as points are earned and not recognized until the redemption of the points, estimated based on historical experience). We record a revenue reserve based on historical return rates to account for customer returns.

Information about our revenue channels is as follows (in thousands):

	Year Ended December 31,
	2024		2023
Digital (1)	$16,482	47%	$19,002	49%
International (2)	$16,210	46%	$13,720	36%
Brick & Mortar (3)	$2,283	7%	$5,870	15%
Net Sales	$34,975	100%	$38,592	100%

(1)	The Company’s Digital channel includes two wholesale customers that amounted to greater than 10% of the Company’s total net sales for the years ended December 31, 2024 and 2023, respectively. Additionally, DTC sales within the Digital channel amounted to greater than 10% of the Company’s total net sales for the year ended December 31, 2023. DTC sales within the Digital channel were approximately $5.6 million for the year ended December 31, 2023. As of June 1, 2024, the Company has exited its DTC channel in an effort to improve profitability. The Company historically reported the sales in this channel as E-commerce and DTC separately and has been consolidated into one revenue stream as of December 31, 2024.

(2)	One of the Company’s International customers amounted to greater than 10% of the Company’s total net sales and represented $12.8 million and $11.0 million of net sales for the years ended December 31, 2024 and 2023, respectively.

(3)	None of the Company’s Brick & Mortar customers represented greater than 10% of net sales for the years ended December 31, 2024 and 2023. For the year ended December 31, 2023, Petco was included within the Brick & Mortar channel. Beginning in Q1 2024, Petco is presented within Digital as a result of the strategic exit out of Petco stores, while remaining on Petco.com.

Net sales decreased $(3.6) million, or (9)%, to $35.0 million for the year ended December 31, 2024 compared to $38.6 million for the year ended December 31, 2023. The decrease in net sales for the year ended December 31, 2024 is primarily attributable to strategically exiting unprofitable customers in the Brick & Mortar channel at the end of 2023 and the shutdown of the DTC revenue stream in the second quarter of 2024.

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

During the year ended December 31, 2024, gross profit increased $1.2 million, or 10%, to $13.0 million compared to $11.8 million during the year ended December 31, 2023. Gross profit margin increased 6% to 37% for the year ended December 31, 2024 compared to 31% for the year ended December 31, 2023. The increase in gross profit is primarily attributable to improved pricing from our manufacturers, and a shift in product sales mix due to efficient portfolio rationalization.

We continue to actively work with our co-manufacturing and freight partners to generate future cost savings and realize improved gross margins in future periods. We could see continued margin variability due to the current economic environment and pricing pressures of inflationary costs for both transportation and raw materials. We will continue to refine and optimize our overall pricing strategy as we evaluate the future impact of inflation and align ourselves with the market.

Operating expenses

Our Selling, general and administrative (“SG&A”) expenses consist of the following:

●	Sales and marketing costs, for specific customer promotional programs, paid media, content creation expenses and our DTC selling platform. Marketing costs are geared towards customer acquisition and retention and building brand awareness. During the year ended December 31, 2024, sales and marketing costs decreased approximately $(1.0) million or (14)%, to $6.6 million from $7.6 million during the year ended December 31, 2023. The decrease was driven primarily by lower marketing and advertising agency fees related to the Halo brand renovation and migration from the former TruDog brand, as well as decreased marketing spend in our International sales channel.

●	Employee compensation and benefits decreased approximately $(1.8) million or (28)% during the year ended December 31, 2024 to $4.6 million from $6.4 million during the year ended December 31, 2023. The decrease was primarily related to a reduction in employee headcount, partially offset by higher severance costs during the first half of 2024.

●	Share-based compensation includes expenses related to equity awards issued to employees and non-employee directors. During the year ended December 31, 2024, Share-based compensation decreased $(1.0) million or (53)% to $0.8 million compared to $1.8 million for the year ended December 31, 2023. The decrease is driven by January 2023 grants which became fully vested in January 2024, resulting in a decrease to share-based compensation, partially offset by common stock issued for board service.

●	Freight, which is primarily related to the shipping of DTC orders to customers, decreased $(0.8) million or (61)% during the year ended December 31, 2024 to $0.5 million from $1.3 million during the year ended December 31, 2023. Freight costs had generally been decreasing due to lower DTC sales as described above. The DTC channel was shut down as of June 1, 2024, which contributed to the decrease in freight costs for the year ended December 31, 2024.

●	Non-cash charges including depreciation, amortization, disposal or sale of assets and bad debt expense decreased $(1.4) million or (84)% to $0.3 million during the year ended December 31, 2024 from $1.7 million during the year ended December 31, 2023. The decrease was driven by no amortization expense during 2024 as a result of the full impairment of intangible assets as of December 31, 2023.

●	Other general and administrative costs for various general corporate expenses, including professional services, information technology, insurance, travel, costs related to merchant credit card fees, product development costs, rent, and certain tax costs. During the year ended December 31, 2024, other general and administrative costs increased $0.5 million, or 9% to $6.1 million compared to $5.6 million in the year ended December 31, 2023. The increase was driven by an increase in transaction-related and litigation-related legal fees.

Impairment of long-lived intangible assets resulted in an impairment charge of $8.5 million for the year ended December 31, 2023, with no corresponding activity for the year ended December 31, 2024. See “Note 7 - Goodwill and intangible assets” for additional information.

Interest expense, net

During the year ended December 31, 2024, interest expense decreased $0.9 million, or 65% to $0.5 million from $1.4 million for the fiscal year ended December 31, 2023. Interest expense for the year ended December 31, 2024 and 2023 is comprised of interest on our Wintrust Receivables Credit Facility, Alphia Term Loan, the amortization of debt issuance costs, and interest accretion on the Alphia Term Loan. The decrease in interest expense for the year ended December 31, 2024 is related to the forgiveness of the Alphia Term Loan, as discussed in Note 9 – Debt.

Income taxes

Our income tax expense (benefit) provision consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for any allowable credits, deductions and uncertain tax positions as they arise. During the year ended December 31, 2024, we recorded income tax expense of less than $0.1 million, which relates to the change in valuation allowance. During the year ended December 31, 2023, we recorded income tax expense of less than $0.1 million, which relates to indefinite-lived assets. The effective tax rate for the years ended December 31, 2024 and 2023 was (6.1)% and 0%, respectively, which differs from the U.S. Federal statutory rate of 21% due to permanent differences attributable to the impairment of goodwill in 2022 and because our losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of net operating losses (“NOLs”) for the years ended December 31, 2024 and 2023.

Non-GAAP Measures

Adjusted EBITDA

We define Adjusted EBITDA to supplement the financial measures prepared in accordance with GAAP. Adjusted EBITDA adjusts EBITDA to eliminate the impact of certain items that we do not consider indicative of our core operations. Adjusted EBITDA is determined by adding the following items to net loss: interest expense, tax expense (benefit), depreciation and amortization, share-based compensation, gain on extinguishment of debt and accounts payable, loss on disposal of assets, transaction-related expenses, and other non-recurring expenses.

We present Adjusted EBITDA as it is a key measure used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. We believe that the disclosure of Adjusted EBITDA is useful to investors as this non-GAAP measure forms the basis of how our management team reviews and considers our operating results. By disclosing this non-GAAP measure, we believe that we create for investors a greater understanding of and an enhanced level of transparency into the means by which our management team operates our company. We also believe this measure can assist investors in comparing our performance to that of other companies on a consistent basis without regard to certain items that do not directly affect our ongoing operating performance or cash flows.

Adjusted EBITDA does not represent cash flows from operations as defined by GAAP. Adjusted EBITDA has limitations as a financial measure and you should not consider it in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss, gross margin, and our other GAAP results.

The following table presents a reconciliation of net loss, the closest GAAP financial measure, to EBITDA and Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2024	2023	2024	2023
Net loss	$(1,518)	$(14,701)	$(168)	$(22,770)
Interest expense, net	(69)	433	467	1,353
Income tax expense	6	2	9	2
Depreciation and amortization	30	417	130	1,678
EBITDA	(1,551)	(13,849)	438	(19,737)
Share-based compensation	72	157	833	1,775
Impairment of intangible assets	—	8,532	—	8,532
Change in fair value of warrant liabilities	—	1,575	—	236
Loss on disposal of assets	—	1	—	12
Gain on extinguishment of debt and accounts payable	—	—	(6,206)	—
Transaction-related expenses (a)	484	137	1,356	935
Strategic branding initiatives (b)	321	44	423	128
Co-manufacturing partner transition (c)	113	44	113	52
Other single occurrence expenses (d)	(112)	—	1,155	(357)
Adjusted EBITDA	$(673)	$(3,359)	$(1,888)	$(8,424)

(a) Legal fees, professional fees, and other expenses for transaction-related business matters

(b) One-time costs related to marketing agency and design, strategic re-branding initiatives, Elevate® launch, product innovation and reformulations

(c) Single occurrence expenses related to the transition of our largest dry kibble co-manufacturing supplier

(d) One-time items related to employee severance, executive recruitment, other non-recurring professional fees, and insurance claim reimbursements

Liquidity and capital resources

Historically, we have financed our operations primarily through the sales of shares of our common stock, warrants, preferred stock, and loans. In connection with our July 2024 public offering, we issued and sold 739,000 shares of common stock at a public offering price of $3.00 per share and pre-funded warrants to issue 1,028,000 shares of Common Stock at a public offering price of $2.99 per Pre-Funded Warrant. On December 31, 2024 and December 31, 2023, we had cash and cash equivalents of $3.1 million and $4.5 million, respectively.

We are subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of our products, the successful protection of our proprietary technologies, ability to grow into new markets, and compliance with government regulations. As of December 31, 2024, we have not experienced a significant adverse impact to our business, financial condition or cash flows resulting from geopolitical actions or threat of cyber-attacks. However, we have seen adverse impacts to our gross margin from time to time due to inflationary pressures in the current economic environment. Uncertainties regarding the continued economic impact of inflationary pressures, geopolitical actions and threat of cyber-attacks are likely to result in sustained market turmoil, which could negatively impact our business, financial condition, and cash flows in the future.

We have historically incurred losses and expect to continue to generate operating losses and consume cash resources in the near term. These conditions raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the date these consolidated financial statements are issued, meaning that we may be unable to generate sufficient operating cash flows to pay our short-term obligations. We have implemented and continue to implement plans to achieve operating profitability, including various margin improvement initiatives, the consolidation of and introduction of new co-manufacturers, the optimization of our pricing strategy and ingredient profiles, and new product innovation.

Our ability to raise additional capital may be adversely impacted by the potential worsening of global economic conditions, including inflationary pressures, the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from geopolitical tensions. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. If we are unable to raise the necessary funds when needed or achieve planned cost savings, or other strategic objectives are not achieved, we may not be able to continue our operations, or we could be required to modify our operations that could slow future growth.

A summary of our cash flows is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash flows (used in) provided by:
Operating activities	$(4,357)	$97
Investing activities	(2,252)	(18)
Financing activities	5,220	(5,097)
Net decrease in cash and cash equivalents	$(1,389)	$(5,018)

Cash flows from operating activities

Cash used in operating activities increased $4.5 million, or 4592%, during the year ended December 31, 2024 compared to cash provided by operating activities of $0.1 million during the year ended December 31, 2023. The increase in cash used in operating activities was primarily driven by the $6.2 million gain recognized on extinguishment of the Alphia term loan, partially offset by significant fluctuations in our working capital, including a comparative decrease in our inventory balance of $2.7 million.

Cash flows from investing activities

Cash used in investing activities was $2.3 million during the year ended December 31, 2024 and less than $0.1 million during the year ended December 31, 2023. The cash used in investing activities related to the issuance of $2.2 million of notes receivable, there were also capital expenditures of less than $0.1 million. Cash used in investing activities was less than $0.1 million during the year ended December 31, 2023, which related to capital expenditures.

Cash flows from financing activities

Cash provided by financing activities was $5.2 million, during the year ended December 31, 2024 and cash used in financing activities was $5.1 million during the year ended December 31, 2023. The cash provided by financing activities for the year ended December 31, 2024 was related to net proceeds from the Equity Offering of $4.8 million and proceeds from the Wintrust facility of $12.4 million, offset by payments on the Wintrust facility of $11.8 million. The cash used in financing activities for the year ended December 31, 2023 was related to the pay down of the revolving line of credit of $13.5 million and payments on the Wintrust facility of $6.1 million, offset by proceeds from revolving lines of credit of $1.9 million and $5.0 million from the Alphia term loan and proceeds of $7.8 million from the Wintrust facility.

Wintrust Receivables Credit Facility

On June 21, 2023, the Company entered into an account purchase agreement (“AP Agreement”) with Wintrust Receivables Finance, a division of Wintrust Bank N.A. (“Wintrust”) pursuant to which Wintrust will purchase, at its discretion, eligible customer invoices and advance up to 70% of the face amount of all purchased amounts up to $4,750,000. Each advance under the AP Agreement will bear interest at the U.S. prime rate, plus 2.5%. The AP Agreement has an initial term of two years and will automatically renew annually unless terminated by the Company on at least 60 days’ notice. The Wintrust Receivables Credit Facility is secured by a general security interest in the assets of the Company. The Wintrust Receivables Credit Facility is guaranteed secured by the Company pursuant to that certain Unlimited Continuing Guaranty Agreement dated as of June 21, 2023.

As of December 31, 2024, the balance outstanding on the Wintrust Receivables Credit Facility amounted to $2.4 million.

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

As described in Note 9 - Debt, on March 25, 2024, the Company initiated a legal action to enforce a right of first refusal option exercised by Alphia pursuant to the terms of a written agreement between Alphia and the Company whereby Alphia was to acquire the assets of Halo. On June 20, 2024, the Company agreed to settlement terms of the lawsuit. The agreement dismisses the Company’s ongoing litigation with Alphia and provides for the forgiveness of the Company’s term loan, including $5.0 million in principal and $0.5 million of payable-in-kind (“PIK”) accrued interest, the termination of 335,640 warrants with a strike price of $11.44 per share that were set to expire in 2028, and the forgiveness of up to $2.6 million in accounts payable due to Alphia, provided the remaining outstanding accounts payable balance is paid within 90 days of the settlement date. These accounts payable were paid and settled prior to December 31, 2024, resulting in a gain of $2.6 million.

As a result of the settlement terms described above, we are not indebted to Alphia as it relates to the Term Loan Facility as of December 31, 2024.

Contractual Commitments and Obligations

We are contractually obligated to make future cash payments for various items, including debt arrangements, certain purchase obligations, as well as the lease arrangement for our office. See “Note 9 - Debt” to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information about our debt obligations. Our purchase obligations include certain ongoing marketing projects, software subscriptions as well as in-transit or in-production purchase orders with our suppliers, for which amounts vary depending on the purchasing cycle. The majority of our software subscriptions are not under long-term contracts, and we do not have long-term contracts or commitments with any of our suppliers beyond active purchase orders. These purchase obligations were not material as of the date of this Annual Report on Form 10-K.

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

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model, which requires the development of input assumptions, as described in “Note 14 - Share-based compensation”. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of the subjective assumptions described in “Note 14 - Share-based compensation”. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. See “Note 14 - Share-based compensation” to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.

Notes Receivable

Notes receivable represent amounts owed to the Company by other parties under formal written agreements that stipulate the repayment terms, including interest rates, repayment schedule, and maturity date. Notes receivable are initially recognized at the amount due under the terms of the agreement. The Company records any related interest income over the life of the note using the effective interest rate method. Notes receivable are classified as either current or non-current, based on their respective due dates. Notes receivable classified and accounted for as available-for-sale have unrealized gains and losses recognized in other comprehensive income/(loss) (“OCI”). See “Note 4 - Notes receivable” to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Better Choice Company Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Better Choice Company Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and has an accumulated deficit and may need to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2024.

Tampa, FL

March 31, 2025

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Better Choice Company Inc.

Tampa, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Better Choice Company Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has continually incurred operating losses, and has an accumulated deficit. The Company also failed to meet certain financial covenants as of December 31, 2023. These matters create substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these consolidated financial statements are issued. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, P.C.

We served as the Company’s auditor from 2021 to 2024.

Tampa, Florida

April 12, 2024

Better Choice Company Inc.

Consolidated Statements of Operations

(Dollars in thousands, except share and per share amounts)

	Year ended December 31,
	2024	2023
Net sales	$34,975	$38,592
Cost of goods sold	21,986	26,795
Gross profit	12,989	11,797
Operating expenses:
Selling, general and administrative	18,956	24,444
Impairment of intangible assets	–	8,532
Total operating expenses	18,956	32,976
Loss from operations	(5,967)	(21,179)
Other income (expense):
Interest expense	(467)	(1,353)
Change in fair value of warrant liabilities	–	(236)
Gain on extinguishment of debt and accounts payable	6,206	–
Other income	69	–
Total other income (expense)	5,808	(1,589)
Net loss before income taxes	(159)	(22,768)
Income tax expense	(9)	(2)
Net loss available to common stockholders	$(168)	$(22,770)
Weighted average number of shares outstanding, basic	1,615,487	705,185
Weighted average number of shares outstanding, diluted	1,615,487	705,185
Net loss per share available to common stockholders, basic	$(0.10)	$(32.29)
Net loss per share available to common stockholders, diluted	$(0.10)	$(32.29)

The accompanying notes are an integral part of these consolidated financial statements.

Better Choice Company Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$3,066	$4,455
Accounts receivable, net	5,371	4,354
Notes receivable	2,211	–
Inventories	3,869	6,611
Prepaid expenses and other current assets	484	812
Total Current Assets	15,001	16,232
Fixed assets, net	138	230
Right-of-use assets, operating leases	64	120
Goodwill	405	–
Other assets	193	155
Total Assets	$15,801	$16,737
Liabilities & Stockholders’ Equity
Current Liabilities
Accounts payable	$3,137	$6,928
Accrued and other liabilities	1,535	2,085
Line of credit	2,414	1,741
Term loan, net	–	2,881
Operating lease liability	62	57
Total Current Liabilities	7,148	13,692
Non-current Liabilities
Operating lease liability	5	67
Total Non-current Liabilities	5	67
Total Liabilities	7,153	13,759
Stockholders’ Equity
Common Stock, $0.001 par value, 200,000,000 shares authorized, 1,830,097 & 729,026 shares issued and outstanding as of December 31, 2024 and 2023, respectively	2	32
Additional paid-in capital	330,156	324,288
Accumulated deficit	(321,510)	(321,342)
Total Stockholders’ Equity	8,648	2,978
Total Liabilities and Stockholders’ Equity	$15,801	$16,737

The accompanying notes are an integral part of these consolidated financial statements.

Better Choice Company Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except shares)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	668,869	$29	$320,071	$(298,572)	$21,528
Share-based compensation	60,157	3	1,773	–	1,776
Reclassification of Alphia Warrants	–	–	2,444	–	2,444
Net loss	–	–	–	(22,770)	(22,770)
Balance as of December 31, 2023	729,026	$32	$324,288	$(321,342)	$2,978
Share-based compensation	64,815	–	833	–	833
Share issuance	6,185	–	59	–	59
Equity issued in business combinations	45,629	–	400	–	400
Reverse stock split, see Note 1	70,039	(31)	31	–	–
Share and warrant issuance, net of offering costs of $0.5 million	739,000	1	4,751	–	4,752
Warrant exercises	278,000	–	–	–	–
Share repurchases	(102,597)	–	(206)	–	(206)
Net loss	–	–	–	(168)	(168)
Balance as of December 31, 2024	1,830,097	$2	$330,156	$(321,510)	$8,648

The accompanying notes are an integral part of these consolidated financial statements.

Better Choice Company Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2024	2023
Cash Flow from Operating Activities:
Net loss	$(168)	$(22,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss of disposal of assets	–	11
Depreciation and amortization	130	1,678
Amortization of debt issuance costs and discounts	34	193
Gain on extinguishment of debt and accounts payable	(6,206)	–
Intangible asset impairment	–	8,532
Share-based compensation	833	1,773
Change in fair value of warrant liabilities	–	236
Bad debt expense	134	11
PIK interest expense on term loan	238	254
Accreted interest expense on term loan	153	291
Income tax provision	9	(2)
Other	60	(7)
Changes in operating assets and liabilities:
Accounts receivable	(1,148)	2,387
Inventories	2,742	3,646
Prepaid expenses and other assets	291	628
Accounts payable	(1,155)	3,996
Accrued and other liabilities	(304)	(760)
Cash Provided by (Used in) Operating Activities	$(4,357)	$97

Cash Flow from Investing Activities:
Capital expenditures	$(41)	$(18)
Notes receivable	(2,211)	–
Cash Used in Investing Activities	$(2,252)	$(18)

Cash Flow from Financing Activities:
Proceeds from equity offering	$4,752	$–
Proceeds from revolving lines of credit	–	1,906
Payments on revolving lines of credit	–	(13,500)
Proceeds from term loan	–	5,000
Proceeds from Wintrust facility	12,431	7,841
Payments on Wintrust facility	(11,757)	(6,100)
Share repurchases	(206)	–
Payment of loan issuance costs	–	(244)
Cash (Used in) Provided by Financing Activities	$5,220	$(5,097)

Net decrease in cash and cash equivalents	$(1,389)	$(5,018)
Total cash and cash equivalents, beginning of period	4,455	9,473
Total cash and cash equivalents, end of period	$3,066	$4,455

Supplemental schedule of cash flow information:
Cash paid for interest during the period	$245	$543
Disclosure of non-cash financing activities:
Reclassification of warrants to equity	–	2,444
Alphia term loan forgiveness, see Note 9 - Debt	3,235	–
Forgiveness of PIK interest on Alphia term loan, see Note 9 - Debt	493	–
Write off of debt issuance costs	168	–

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

Reverse stock split

On March 8, 2024, the Company’s Board of Directors approved a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-44, effective March 20, 2024 (the “Reverse Stock Split”). In addition, the exercise prices of the Company’s underlying common stock purchase warrants and stock options were proportionately adjusted at the applicable reverse stock split ratio in accordance with the terms of such instruments. Proportionate voting rights and other rights of common stockholders were not affected by the Reverse Stock Split, other than as a result of the rounding up of fractional shares. In April 2024, in connection with the Reverse Stock Split, 70,039 shares of common stock were issued in lieu of fractional shares.

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

July 2024 public offering

On July 29, 2024, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with ThinkEquity LLC (the “Underwriter”), for an underwritten public offering (the “Offering”) of 639,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a public offering price of $3.00 per share and pre-funded warrants to purchase 1,028,000 shares of Common Stock (the “Pre-Funded Warrants” and together with the Shares, the “Securities”) at a public offering price of $2.99 per Pre-Funded Warrant, for aggregate gross proceeds of approximately $5.0 million prior to deducting approximately $0.5 million of underwriting discounts, commissions, and other offering expenses. In addition, the Company granted the Underwriter a 45-day option to purchase an additional 100,000 shares of Common Stock, at the public offering price per share, less the underwriting discounts and commissions, to cover over-allotments (the “Over-allotment Option”). The Company also issued representative warrants to purchase 83,350 shares of common stock (equal to 5% of the total number of shares sold in the public offering). The representative warrants will be exercisable at $3.75 per share, a per share exercise price equal to 125% of the public offering price per share of common stock sold in the offering. The Company has determined these warrants are equity classified in accordance with Topic 480. Refer to Note 13 - Warrants for more information. The Securities were offered and sold to the public pursuant to the Company’s registration statement on Form S-1 (File No. 333-280714), filed by the Company with the Securities and Exchange Commission on July 8, 2024, as amended, which became effective on July 29, 2024. The sale of the Securities in connection with the Offering closed on July 31, 2024.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates these assumptions, judgments and estimates. Actual results may differ from these estimates.

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the years ended December 31, 2024 and 2023, the financial position as of December 31, 2024 and 2023 and the cash flows for the years ended December 31, 2024 and 2023.

Going concern considerations

The Company is subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of its products, the successful protection of its proprietary technologies, ability to grow into new markets, and compliance with government regulations. The Company has historically incurred losses, has an accumulated deficit, and expects to continue to generate operating losses and consume cash resources in the near term. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these consolidated financial statements are issued, meaning that we may be unable to generate sufficient operating cash flows to pay our short-term obligations. The Company will need to either raise additional capital or obtain additional financing to maintain sufficient liquidity. There can be no assurance that the Company will be successful in raising additional capital, renewing or refinancing its existing debt or securing new financing. If the Company is unsuccessful in doing so, it may need to reduce the scope of its operations or sell certain assets.

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

Accounts receivable and allowance for credit losses

Accounts receivable consist of unpaid buyer invoices from the Company’s customers and credit card payments receivable from third-party credit card processing companies. Accounts receivable is stated at the amount billed to customers, net of point of sale and cash discounts. The Company assesses the collectability of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors. Based on this analysis, an allowance for credit losses is recorded, and the provision is included within SG&A expense. The Company recorded approximately $0.1 million allowance for credit losses for the years ended December 31, 2024 and 2023.

Inventories

Inventories, consisting of finished goods available for sale as well as packaging materials, are valued using the first-in first-out (“FIFO”) method and are recorded at the lower of cost or net realizable value. Cost is determined on a standard cost basis and includes the purchase price, as well as inbound freight costs and packaging costs.

The Company periodically reviews its inventory and identifies that which is excess, slow moving and obsolete by considering factors such as inventory levels, expiration dates and forecasted sales demand. Any identified excess, slow moving and obsolete inventory is written down to its net realizable value through a charge to cost of goods sold.

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

Goodwill

Goodwill is evaluated for impairment either through a qualitative or quantitative approach at least annually, or more frequently if an event occurs or circumstances change that indicate the carrying value of a reporting unit may not be recoverable. If a quantitative assessment is performed that indicates the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized to reduce the carrying amount to its fair value. The fair value is determined based on a weighting of the present value of projected future cash flows (the “income approach”) and the use of comparative market approaches (“market approach”). Factors requiring significant judgment include, among others, the assumptions related to discount rates, forecasted operating results, long-term growth rates, the determination of comparable companies and market multiples. Fair value measurements used in the impairment review of goodwill are Level 3 measurements. See further information about the Company’s policy for fair value measurements within this section below. See “Note 7 - Goodwill and intangible assets” for additional information regarding the goodwill impairment test.

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

Share repurchases

In April 2024, the Company’s board of directors authorized and approved a stock repurchase plan (the “Repurchase Plan”) for up to $5.0 million of the currently outstanding shares of the Company’s common stock through December 31, 2024. Repurchased shares are immediately retired and returned to unissued status. During the year ended December 31, 2024, 102,597 shares were repurchased.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations. The Pre-Funded and Representative Warrants (as defined in Note 13) are equity classified.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that some or all the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2024 and 2023, the Company does not have any significant uncertain income tax positions. If incurred, the Company would classify interest and penalties on uncertain tax positions as income tax expense.

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

Advertising

The Company charges advertising costs to expense as incurred and such charges are included in selling, general and administrative (“SG&A”) expense. The Company’s advertising expenses consist primarily of online advertising, search costs, email advertising and radio advertising. In addition, the Company reimburses its customers and third parties for in store activities and records these costs as advertising expenses. Advertising costs were $6.0 million and $6.8 million for the years ended December 31, 2024 and 2023, respectively.

Freight Out

Costs incurred for shipping and handling, including moving finished product to customers are included in SG&A expense. Shipping costs associated with moving finished products to customers were $0.5 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively.

Research and development

Research and development costs related to developing and testing new products are expensed as incurred and included in SG&A expense. Research and development costs were less than $0.1 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively.

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

The Company’s only remaining operating lease as of December 31, 2024 relates to office space. There are no material residual value guarantees or material restrictive covenants.

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

Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments recognized on the Consolidated Balance Sheets consist of cash and cash equivalents, trade accounts receivable, notes receivable, accounts payable, term loan, line of credit, accrued liabilities and other liabilities.

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

Segment information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has viewed its operations and manages its business as one segment. The Company’s CODM reviews operating results and makes decisions based on consolidated financial information. All the assets and operations of the Company are in the U.S. See Note 18 - Segment information for additional disclosures on segment reporting.

New Accounting Standards

Recently adopted

In November 2023, FASB issued Accounting Standards Update ASU 2023-07, Segment Reporting, establishing improvements to reportable segments disclosures to enhance segment reporting under Topic 280. This ASU aims to change how public entities identify and aggregate operating segments and apply quantitative thresholds to determine their reportable segments. This ASU also requires public entities that operate as a single reportable segment to provide all segment disclosures in Topic 280, not just entity level disclosures. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and the amendments should be applied retrospectively to all periods presented in the financial statements. The new standard did not have a material impact on the consolidated financial statements for the year ended December 31, 2024. See Note 18 - Segment information for additional disclosures on segment reporting.

Note 2 – Revenue

The Company records revenue net of discounts, which primarily consist of trade promotions, certain customer allowances and early pay discounts.

The Company excludes sales taxes collected from revenues. Retail-partner based customers are not subject to sales tax.

The Company’s DTC loyalty program enables customers to accumulate points based on their spending. A portion of revenue is deferred at the time of sale when points are earned and recognized when the loyalty points are redeemed. The Company closed its DTC channel effective June 1, 2024 and expired the loyalty program as of June 30, 2024. Deferred revenue related to the loyalty program as of the closing of the DTC channel was immaterial. Net sales for the period ended June 1, 2024 was $2.0 million.

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

Information about the Company’s net sales by revenue channel is as follows (in thousands):

	Year Ended December 31,
	2024		2023
Digital (1)	$16,482	47%	$19,002	49%
International (2)	$16,210	46%	$13,720	36%
Brick & Mortar (3)	$2,283	7%	$5,870	15%
Net Sales	$34,975	100%	$38,592	100%

(1)	The Company’s Digital channel includes two wholesale customers that amounted to greater than 10% of the Company’s total net sales for the years ended December 31, 2024 and 2023, respectively. Additionally, DTC sales within the Digital channel amounted to greater than 10% of the Company’s total net sales for the year ended December 31, 2023. DTC sales within the Digital channel were approximately $5.6 million for the year ended December 31, 2023. As of June 1, 2024, the Company has exited its DTC channel in an effort to improve profitability. The Company historically reported the sales in this channel as E-commerce and DTC separately and has been consolidated into one revenue stream as of December 31, 2024.

(2)	One of the Company’s International customers amounted to greater than 10% of the Company’s total net sales and represented $12.8 million and $11.0 million of net sales for the years ended December 31, 2024 and 2023, respectively.

(3)	None of the Company’s Brick & Mortar customers represented greater than 10% of net sales for the years ended December 31, 2024 and 2023. For the year ended December 31, 2023, Petco was included within the Brick & Mortar channel. Beginning in Q1 2024, Petco is presented within Digital as a result of the strategic exit out of Petco stores, while remaining on Petco.com.

Note 3 - Inventories

Inventories are summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023
Food, treats and supplements	$3,104	$5,498
Inventory packaging and supplies	765	1,113
Total	$3,869	$6,611

Note 4 – Notes receivable

On September 3, 2024, the Company entered into a definitive agreement to acquire SRx Health Solutions Inc. (“SRx” or the “Borrower”) in an all-stock transaction, subject to customary closing conditions. On August 15, 2024, the Company entered into a Convertible Promissory Note (the “Convertible Note”) with SRx, whereby SRx promises to repay the principal amount of $1.5 million with an interest rate of 25% per annum. As the Holder of this Convertible Note, the Company can convert the total amount owed, including unpaid interest and fees, into shares of SRx stock. The Company can elect to convert the principal of the Convertible Note plus accrued and unpaid interest into shares of the Company’s common stock upon an Event of Default, given the Event of Default is not cured within the applicable cure period. The Convertible Note matures two days after the Business Combination between SRx and the Company is consummated or upon termination of the business combination. The issuance price reflects the perceived value of both the note receivable component and the embedded conversion option, which is initially determined based on market expectations. As there have not been drastic changes in market conditions or the Borrower’s financial standing, the transaction price at issuance approximates the fair value of the note receivable on December 31, 2024. Accrued interest on the Convertible Note was less than $0.1 million and is recorded in prepaid expenses and other current assets on December 31, 2024.

The Convertible Note has been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying maturity date. Unrealized gains and losses on marketable debt securities classified as available-for-sale are recognized in other comprehensive income/(loss) (“OCI”).

In conjunction with the Convertible Note, the Company entered into a Services Agreement whereby the Company is to provide financial planning, reporting and analysis services, utilizing the Company’s in-house financial organization. In exchange for such services, the Company shall receive $0.02 million per month, payable on the last day of the month in which services are provided, commencing on September 30, 2024. Income related to the Services Agreement was $0.1 million at December 31, 2024 and is accrued for within prepaid expenses and other current assets on the consolidated balance sheets, and as other income in the consolidated statements of operations. The Company does not have a variable nor controlling financial interest in SRx as it does not have the power to direct significant activities of SRx that most significantly impact SRx’s economic performance. Additionally, the Company does not have an obligation to absorb the losses of, or the right to receive benefits from, SRx that could potentially be significant to SRx. Therefore, SRx is not consolidated as of December 31, 2024.

On September 20, 2024, the Company entered into a revolving credit facility (“Promissory Note”) with SRx whereby SRx may borrow, repay, and reborrow in accordance with the terms set out in the Promissory Loan Agreement, not to exceed $750,000 (USD) at any time outstanding with an interest rate of 12% per annum. The Promissory Note was subsequently amended on December 31, 2024 to allow for the borrowing of an additional $720,000 at a new interest rate of 11% per annum.

The Borrower shall make payments of principal in accordance with the Repayment Schedule set forth in the agreement. Interest under the Promissory Note shall be due and payable in monthly installments until the Promissory Note matures on March 20, 2025.

The outstanding principal as of December 31, 2024 was $0.8 million and accrued interest of less than $0.01 million is included within prepaid expenses and other current assets as of December 31, 2024.

Note 5 – Prepaid expenses and other current assets

Prepaid expenses and other current assets are summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023
Prepaid marketing expenses	$–	$451
SRx interest receivable	159	–
Other prepaid expenses and other current assets	325	361
Total Prepaid expenses and other current assets	$484	$812

Note 6 - Fixed assets

Fixed assets consist of the following (in thousands):

	Estimated Useful Life	December 31, 2024	December 31, 2023
Equipment	2 - 5 years	$28	$18
Furniture and fixtures	2 - 5 years	214	221
Computer software, including website development	2 - 3 years	201	187
Computer equipment	1 - 2 years	89	108
Total fixed assets		532	534
Accumulated depreciation		(394)	(304)
Fixed assets, net		$138	$230

Depreciation expense was $0.1 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.

Note 7 – Goodwill and intangible assets

Intangible assets

The Company’s intangible assets include the trade name and customer relationships. As of December 31, 2023, impairment indicators were present which required a recoverability test to be performed. As a result of the recoverability test, the carrying value of the asset group exceeded its fair value and the Company recorded an impairment charge of $8.5 million for the year ended December 31, 2023, which resulted in a full impairment to the carrying value of the trade name and customer relationships. This non-cash charge was recorded to intangible asset impairment expenses on the consolidated statements of operations. The Company did not record any impairment loss on long-lived assets for the year ended December 31, 2024.

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

The Company’s intangible assets (in thousands) and related useful lives (in years) are as follows:

		December 31, 2023
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Carrying Amount
Customer relationships	–	$7,190	$(4,142)	$(3,048)	$–
Trade name	–	7,500	(2,016)	(5,484)	–
Total intangible assets		$14,690	$(6,158)	$(8,532)	$–

The Company did not record amortization expense for the year ended December 31, 2024. Amortization expense was $1.5 million for the year ended December 31, 2023.

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

Note 8 – Accrued and other liabilities

Accrued and other liabilities consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued taxes	128	105
Accrued payroll and benefits	203	487
Accrued trade promotions and advertising	197	90
Accrued interest	–	254
Accrued commissions	358	686
Deferred revenue	500	7
Short-term financing	–	162
Other	149	294
Total accrued and other liabilities	$1,535	$2,085

Note 9 – Debt

The components of the Company’s debt consist of the following (in thousands):

	December 31, 2024			December 31, 2023
	Amount	Rate	Maturity date	Amount	Rate	Maturity date
Term loan, net	$–	(1)	N/A	$2,881	(1)	6/21/2026
Line of credit, net	2,414	(2)	6/21/2025	1,741	(2)	6/21/2025
Total debt	2,414			4,622
Less current portion	2,414			4,622
Total long-term debt	$–			$–

(1)	Interest at a fixed rate of 10.00% per annum.

(2)	Interest at a variable rate of the daily U.S. Federal Funds Rate plus 250 basis points with an interest rate floor of 5.50% per annum.

Wintrust Receivables Credit Facility

On June 21, 2023, the Company entered into an AP Agreement with Wintrust Receivables Finance, a division of Wintrust Bank N.A. (“Wintrust”) pursuant to which Wintrust will purchase, at its discretion, eligible customer invoices and advance up to 70% of the face amount of all purchased invoices. The maximum outstanding balance can be $4.8 million. Each advance under the Advance Purchase Agreement will bear a variable interest rate at the prime rate plus 2.5% percentage per annum. The interest rate at December 31, 2024 was 10.0% per annum. The AP Agreement has an initial term of two years and will automatically renew annually unless terminated by the Company on at least 60 days’ notice. The Wintrust Receivables Credit Facility is guaranteed and secured by a general security interest in the assets of the Company. The Company continues to service the receivables, the transfers are at full recourse and the eligible customer invoices are not legally isolated from the Company. As such, the Wintrust Receivables Credit Facility was accounted for as a secured borrowing under ASC 860.

The Wintrust Receivables Credit Facility limits or restricts the ability of the Company to incur additional indebtedness; incur additional liens; make dividends and other restricted payments; make investments; sell, assign, transfer or dispose of certain assets; make optional prepayments of other indebtedness; engage in transactions with affiliates; and enter into restrictive agreements. The Wintrust Receivables Credit Facility does not include any financial covenants and if an event of default occurs, Wintrust is entitled to accelerate the advances made thereunder and exercise rights against the collateral. As of December 31, 2024, the Company was in compliance with its restrictive covenants.

Borrowing under the Wintrust Receivables Credit Facility are classified as current debt as a result of a required lockbox arrangement and a subjective acceleration clause. During the year ended December 31, 2024, the Company sold receivables having an aggregate face value of $17.0 million, in exchange for cash proceeds of $12.4 million. As of December 31, 2024, the balance outstanding on the Wintrust Receivables Credit Facility amounted to $2.4 million.

Alphia Term Loan Facility

On June 21, 2023, the Company entered into a term loan credit agreement (the “Term Loan Agreement”) with Alphia Inc. (“Alphia”), a custom manufacturer of super-premium pet food in the U.S. Pursuant to the Term Loan Agreement, Alphia made a term loan to the Company in the original principal amount of $5.0 million (the “Term Loan”). In conjunction with the Term Loan Agreement, the Company issued warrants to Alphia (see Note 13 – Warrants for further discussion). The proceeds of the Term Loan, together with a portion of the Company’s cash on hand, were used to retire all of the outstanding obligations of Halo, Purely for Pets, Inc. (“Halo”), a wholly-owned subsidiary of the Company, under Halo’s long-term credit facility with Old Plank Trail Community Bank, N.A., an affiliate of Wintrust Bank, N.A described above.

As of December 31, 2023, the Company’s indebtedness on the Alphia Term Loan Facility is $5.0 million and $0.3 million of payable-in-kind (“PIK”) interest. As discussed below, the total value of the consideration received in connection with the Term Loan Agreement was first allocated to the Warrants (as defined in “Note 13 - Warrants”) at fair value, with the remainder allocated to debt. Accordingly, the Company recorded a debt discount of $2.2 million on the Alphia Term Loan Agreement (see “Note 13 - Warrants” for further discussion). Furthermore, the Company incurred debt issuance costs of $0.2 million. The discount and debt issuance costs associated with the Term Loan Agreement are amortized using the effective interest method. The Company was not in compliance with these covenants as of December 31, 2023. As of December 31, 2023, the Company was not in compliance with certain covenants related to the Alphia Term Loan Facility and the debt was callable by the lender. As such, the outstanding amount as of December 31, 2023 was included in current liabilities in the Consolidated Balance Sheets.

On March 25, 2024, the Company initiated a legal action to enforce a right of first refusal option exercised by Alphia pursuant to the terms of a written agreement between Alphia and the Company whereby Alphia was to acquire the assets of Halo. On June 20, 2024, the Company agreed to settlement terms of the lawsuit. The agreement dismisses the Company’s ongoing litigation with Alphia and provides for the forgiveness of the Company’s term loan, including $5.0 million in principal and $0.5 million of payable-in-kind (“PIK”) accrued interest, the termination of 335,640 warrants with a strike price of $11.44 per share that were set to expire in 2028, and the forgiveness of up to $2.6 million in accounts payable due to Alphia, provided the remaining outstanding accounts payable balance is paid within 90 days of the settlement date. The accounts payable were paid prior to December 31, 2024, resulting in a gain of $2.6 million. The book value of the Alphia term loan and the unamortized debt issuance costs were $3.2 million and $0.2 million, respectively, on the date of forgiveness.

As a result of the settlement terms described above, the Company is not indebted to Alphia as it relates to the Term Loan Facility as of December 31, 2024.

Wintrust term loan and lines of credit

The Company previously held a credit facility, as amended, with Old Plank Trail Community Bank, N.A., an affiliate of Wintrust Bank, N.A. (“Wintrust”) consisting of a $6.0 million term loan and a $13.5 million revolving line (the “Wintrust Credit Facility”). As amended, the Wintrust Credit Facility bore interest at a variable rate equal to the U.S. Federal Funds Rate plus 375 basis points, with an interest rate floor of 3.75% and matured October 31, 2024. Accrued interest on the Wintrust Credit Facility was payable monthly and principal payments were required to be made monthly on the term loan with a balloon payment upon the original maturity date.

On June 21, 2023, the Company paid off the entire balance in the sum of $13.5 million of the Wintrust Credit Facility. As of December 31, 2023, there was no outstanding balance related to the Wintrust Credit Facility.

Note 10 – Business combinations

On February 9, 2024, the Company completed the acquisition of Aimia Pet Healthco, Inc. (“Aimia”) to develop treats and toppers that safely combat pet obesity.

The Aimia acquisition is considered a business combination with a purchase price of $0.4 million with common shares issued as consideration, which have been adjusted herein to reflect the Reverse Stock Split effective March 20, 2024. In accordance with ASC Topic 805, Business Combinations (“Topic 805”), total consideration was first allocated to the fair value of assets acquired, including liabilities assumed, with the excess being recorded as goodwill. For financial statement purposes, goodwill is not amortized but rather is evaluated for impairment at least annually or more frequently if an event or change in circumstances occurs that indicates goodwill may be impaired. Goodwill is deductible for tax purposes and will be amortized over a period of 15 years.

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

Aimia is a pre-revenue business and there were no operating results related to this business combination to include in the consolidated statements of operations for the year ended December 31, 2024 since the acquisition date.

Acquisition-related costs incurred in connection with business combinations are recorded in selling, general and administrative expenses in the consolidated statements of operations. The Company incurred acquisition-related costs from this business combination of less than $0.1 million for the year ended December 31, 2024.

In November 2023, Aimia entered into a memorandum of understanding (“MOU”) which establishes a research and development (“R&D”) partnership with doctors and a lab which would facilitate the development of a GLP-1 supplement for pets. In connection with the MOU, the Company issued 6,818 shares to the R&D partners and the Company incurred $0.1 million of acquisition-related costs, which are recorded in selling, general, and administrative expenses in the consolidated statement of operations for the year ended December 31, 2024.

The table below provides a summary of the total consideration and the purchase price allocation made for the business combination that became effective during the year ended December 31, 2024.

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

Note 11 – Fair value measurements

The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable and other current assets, accounts payable and accrued expenses approximate fair value because of the short-term nature of these financial instruments. The carrying amounts of borrowings under credit facilities approximates fair value because of the short-term nature and variable interest rates on these instruments approximates current market rates.

The Company estimates the fair value of the term loan based on a discounted cash flow method. The carrying value of the term loan was based on an accounting entry where proceeds from the loan were first allocated to the warrants liabilities. The following table presents the carrying amount and fair value of the Company’s term note and line of credit by hierarchy level:

			December 31, 2024		December 31, 2023
	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan, net	Level 3	(1)	$–	$–	$2,881	$3,314

(1)	the fair value estimates are based on unobservable inputs reflecting management’s assumptions about inputs used in pricing the asset or liability

Note 12 – Commitments and contingencies

The Company has manufacturing agreements with its vendors that provides for the company to make its commercial best efforts to purchase minimum quantities in the ordinary course of business. The Company had no material purchase obligations as of December 31, 2024 or 2023.

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

Note 13 – Warrants

The following summarizes the Company’s outstanding warrants to purchase shares of the Company’s common stock as of and for the years ended December 31, 2024 and 2023:

	Warrants	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2022	214,400	$260.48
Issued	335,639	$11.44
Exercised	—	$–
Terminated/Expired	—	$–
Warrants outstanding as of December 31, 2023	550,039	$108.51
Issued	1,111,350	$0.29
Exercised	(278,000)	$0.01
Terminated/Expired	(364,044)	$54.83
Warrants outstanding as of December 31, 2024	1,019,345	$39.28

The outstanding warrants had an intrinsic value of $1.8 million as of December 31, 2024. There was no intrinsic value of outstanding warrants as of December 31, 2023.

In conjunction with the Alphia Term Loan Facility mentioned in “Note 9 - Debt”, the Company issued to Alphia (i) a warrant (the “First Tranche Warrant”) to purchase 148,758 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a price of $11.44 per share, and (ii) a warrant (the “Second Tranche Warrant” and together with the First Tranche Warrant, the “Warrants” or the “Alphia Warrants”) to purchase 186,882 shares of Common Stock at a price of $11.44 per share. Unless exercised, the Warrants expire on June 21, 2028. Alphia’s exercise of the Second Tranche Warrant was subject to the approval of the Company’s stockholders and was approved on November 15, 2023. The Warrants contained certain anti-dilution provisions in favor of Alphia in connection with any equity offering consummated by the Company prior to December 21, 2023 and equity issuances below the exercise price of the Warrants. The Warrants also contain a cashless exercise option at the election of Alphia.

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

The Company evaluated the Alphia Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”) and concluded they did not initially meet the criteria to be classified in shareholders’ equity. Specifically, there were contingent exercise provisions and settlement provisions that existed, including provisions where the number of shares available under the warrants may be adjusted based on a percentage of equity. Because the number of outstanding common shares was not a fair value input to a fixed-for-fixed model, this provision violated indexation guidance. Therefore, the warrants were not indexed to the Company’s stock. The Alphia warrant liabilities were remeasured at fair value each reporting period until provisions precluding equity classification lapsed and the Company reassessed the warrants classification on December 21, 2023. The total value of the consideration received in connection with the Alphia Term Loan Agreement was first allocated to warrants liabilities at fair value, with the remainder allocated to the Alphia Term Loan Agreement. Accordingly, the Company recorded a discount of $2.2 million on the Alphia Term Loan Agreement (see “Note 9 - Debt” for further discussion).

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

The anti-dilution provisions which previously precluded equity treatment of the Alphia warrants, expired on December 21, 2023, and thus the Alphia warrants were reclassified to additional paid in capital and presented in equity as of December 31, 2023. The settlement terms discussed in Note 8 - Debt provide for the termination of 335,640 Alphia warrants, which resulted in a net zero impact on equity. As a result, there are no Alphia warrants outstanding as of December 31, 2024.

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

In 2024, 278,000 pre-funded warrants were exercised. As of December 31, 2024, 750,000 Pre-Funded and 83,350 representative warrants remain outstanding.

Note 14 – Share-based compensation

The Company recognized $0.8 million and $1.8 million of share-based compensation expense for the years ended December 31, 2024 and 2023, respectively.

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

Stock options

The following table provides detail of the options granted and outstanding:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2023	53,342	$221.40	5.7	$–
Granted	52,785	4.78
Forfeited/Expired	(6,687)	235.38
Options outstanding as of December 31, 2024	99,440	$105.51	7.3	$–

Options exercisable as of December 31, 2024	44,903	$226.89	4.7	$–
Fully vested options as of December 31, 2024	44,903	$226.89	4.7	$–
Options expected to vest as of December 31, 2024	54,603	$5.69	9.4	$–

Options granted under the Amended 2019 Plan vest over a period of one to three years. All vested options are exercisable and may be exercised through the ten-year anniversary of the grant date (or such earlier date described in the applicable award agreement).

On June 26, 2024, the Company granted 47,285 options to acquire common stock to certain of its directors, officers and employees, at a weighted-average grant date fair value of $3.93 per share. The stock options were granted with a one-year vesting period and the Company recognized $0.1 million of share-based compensation expense in its consolidated statements of operations for the year ended December 31, 2024. As of December 31, 2024, unrecognized share-based compensation related to these options was $0.1 million, which is expected to be recognized over a weighted average period of one year.

In addition to the June 2024 grants discussed above, the Company granted 5,500 stock options to new employees under the Amended 2019 Plan during the year ended December 31, 2024; all of which were still outstanding at December 31, 2024.

During the years ended December 31, 2024 and 2023, $0.3 million and $1.0 million, respectively, of share-based compensation expense was recognized related to options issued. As of December 31, 2024, unrecognized share-based compensation related to options was $0.1 million, which is expected to be recognized over a weighted average period of 0.5 years.

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model, using the following assumptions primarily based on historical data:

Years Ended December 31,
	2024	2023
Risk-free interest rate	0.3 - 4.3%	0.3 - 4.0%
Expected volatility (1)	0.0% - 161.7%	0.0% - 72.5%
Expected dividend yield	–%	–%
Expected life (years) (2)	0 - 7.6	0 - 7.6

(1)	Expected volatility was determined using historical volatility.

(2)	For certain options, the simplified method is utilized to determine the expected life due to the lack of historical data.

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

Note 15 – Employee benefit plans

The Company has a qualified defined contribution 401(k) plan, which covers substantially all of its employees. Participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the IRS. The Company matches participant contributions pursuant to the terms of the plan, which contributions are limited to a percentage of the participant’s eligible compensation. The Company made contributions related to the plan and recognized expense of $0.1 million during the years ended December 31, 2024 and 2023.

Note 16 – Related party transactions

Director Fees

The Company pays quarterly board of director fees. Board of director fees totaled $0.3 million during the years ended December 31, 2024 and 2023. As of December 31, 2024 and 2023, $0.1 million of these director fees were in accrued other expenses on the Consolidated Balance Sheets, respectively.

Marketing Support Services

On March 7, 2023, the Company entered into an agreement with Believeco to provide marketing support services for an interim period. A previous member of the Company’s board of directors, whose resignation was effective April 1, 2024, is a partner at Believeco. As of December 31, 2024, Believeco is no longer considered a related party. Marketing expenses related to Believeco for the year ended December 31, 2024 was less than $0.01 million, none of which is included within Accounts Payable as of December 31, 2024. As of December 31, 2023 marketing expense related to Believeco totaled $0.4 million, of which $0.1 million is included within Accounts Payable.

Note 17 – Income taxes

For the year ended December 31, 2024, the Company recorded income tax expense of less than $0.1 million. For the year ended December 31, 2023, the Company recorded income tax expense of less than $0.1 million. For the years ended December 31, 2024 and 2023, the Company’s effective tax rate was (6.1)% and 0%, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily because the Company’s losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of NOLs for the years ended December 31, 2024 and 2023.

The following table is a reconciliation of the components that caused the Company’s provision for income taxes to differ from amounts computed by applying the U.S. federal statutory rate of 21% (in thousands):

	Years Ended December 31,
	2024		2023
Statutory U.S. Federal income tax	$(34)	21.0%	$(4,782)	21.0%
State income taxes, net	280	(177.0)%	(309)	1.3%
Meals and entertainment	5	(3.1)%	5	– %
Change in valuation allowance	(243)	153.4%	5,031	(22.1)%
Warrant valuation	–	–%	50	(0.2)%
Tax effect of non-deductible equity instruments	–	–%	–	–%
Return to provision adjustment	–	–%	5	–%
Other	1	(0.4)%	2	–%
Total provision	$9	(6.1)%	$2	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred income tax assets:
Net operating loss carryforwards	$21,460	$21,662
ROU assets	15	28
Share-based compensation	5,240	5,320
Inventory	65	68
Other assets	2,529	2,508
Gross deferred tax assets	29,309	29,586
Valuation allowance	(29,268)	(29,509)
Net deferred tax assets	$41	$77
Deferred income tax liabilities:
Fixed assets	(27)	(50)
Operating lease liabilities	(14)	(27)
Intangibles	–	–
Total deferred tax liabilities	$(41)	$(77)
Deferred tax liabilities, net of valuation allowance	$–	$–

As of December 31, 2024, the Company had a deferred tax asset (before valuation allowance) recorded on gross federal and state net operating loss carryforwards of approximately $88.6 million and $58.1 million, respectively. The net operating losses will begin to expire in 2027.

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets in the future. A significant piece of objective negative evidence evaluated was the cumulative loss incurred through the years ended December 31, 2024 and 2023. Such objective evidence limits the ability to consider other subjective positive evidence such as current year taxable income and future income projections. On the basis of this evaluation, as of December 31, 2024, a valuation allowance of $(29.3) million was recorded since it is more likely than not that the deferred tax assets will not be realized.

Changes in valuation allowance are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Valuation allowance, at beginning of year	$29,509	$24,479
Change in valuation allowance	(241)	5,030
Valuation allowance, at end of year	$29,268	$29,509

As of December 31, 2024 and 2023, the Company does not have any significant uncertain tax positions and as of December 31, 2024 and 2023, the Company had no accrued interest and penalties related to uncertain income tax positions. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. If incurred, the Company would classify interest and penalties on uncertain tax positions as income tax expense.

The Company is subject to taxation in the U.S. federal and various state jurisdictions. The Company is not currently under audit by any taxing authorities. The Company remains open to examination by tax jurisdictions for tax years beginning with the 2021 tax year for federal and 2020 for states. Federal and state net operating losses are subject to review by taxing authorities in the year utilized and future years.

Note 18 – Segment information

The Company evaluated its operating segments in accordance with ASC 280, “Segment Reporting” and determined it operates as one reportable segment, pet food products. The Company provides a comprehensive range of premium pet products, including dry kibble, wet food, freeze dried raw food, treats, and toppers for dogs and cats. In 2024, these products were sold through the three different revenue channels described in “Note 2 - Revenue” - Digital, Brick-and-Mortar and International. The Company has concluded each of the three different channels met the three characteristics of an operating segment. While the company’s products are offered across three operating segments, they are aggregated into a single reporting segment, as there are no material differences in the nature of the products and services, the nature of the production processes, the type or class of customer for their products and services, the methods of distribution, and the regulatory environment in which they operate.

The Company’s Chief Executive Officer, who is the designated chief operating decision maker (“CODM”), evaluates performance and makes decisions based on consolidated financial information. The CODM does not separately evaluate distinct groups of products or services, nor are resources allocated differently based on individual product lines or geographic regions. Rather, performance is assessed on an overall basis, considering consolidated metrics such as total revenues, gross margin, and net loss of the Company as a whole, and resources are allocated to support the Company’s overall business plan.

The CODM of Better Choice Company does not review total assets when evaluating the results of the pet food products segment, as the Company operates with an asset-light business model. As the Company utilizes a third-party logistics (3PL) provider and does not manage its own manufacturing, asset-related information is not considered in performance assessments and is therefore not presented.

Consolidated sales, gross margin, and net loss of premium pet food products generate the Company’s revenues and are reflected in the consolidated statement of operations. The CODM also evaluates significant segment expenses, which consist of the following (in thousands):

	Twelve months Ended December 31,
	2024	2023
Net sales	$34,975	$38,592
Cost of goods sold:
Direct	20,998	25,274
Indirect	988	1,521
Total cost of goods sold	21,986	26,795
Gross profit	12,989	11,797
Segment expenses:
Discretionary marketing	5,885	6,233
Outbound freight	511	1,318
Other segment expenses (a)	12,560	25,425
Total segment expenses	18,956	32,976
Loss from operations	(5,967)	(21,179)
Other income (expense):
Interest expense	(467)	(1,353)
Change in fair value of warrant liabilities	—	(236)
Gain on extinguishment of debt and accounts payable	6,206	—
Other income	69	—
Total other income (expense)	5,808	(1,589)
Net loss before income taxes	(159)	(22,768)
Income tax expense	(9)	(2)
Net loss	$(168)	$(22,770)

(a)	Other segment expenses include employee compensation and benefits, share based compensation, non-cash charges, other sales and marketing costs, professional fees, broker commissions, and other general expenses

The accounting policies of the segment are consistent with those described in Note 1 - Summary of Significant Accounting Policies.

Geographic Information

Revenue by geography is based on where the customer is based. Summary financial data attributable to various geographic regions for the periods indicated is as follows:

	Year Ended December 31,
	2024	2023
United States	$17,795	$23,568
China	12,808	11,000
Other	4,372	4,024
Total	$34,975	$38,592

Note 19 – Concentrations

Major suppliers

The Company sourced approximately 79% of its inventory purchases from three vendors for the year ended December 31, 2024. The Company sourced approximately 64% of its inventory purchases from two vendors for the year ended December 31, 2023. There were $1.0 million and $5.0 million of inventory purchases from major suppliers in accounts payable on the Consolidated Balance Sheets, as of December 31, 2024 and 2023, respectively.

Major customers

Accounts receivable from two customers represented 86% of accounts receivable as of December 31, 2024. Accounts receivable from two customers represented 79% of accounts receivable as of December 31, 2023. Three customers represented 78% and 62% of gross sales for the year ended December 31, 2024 and 2023, respectively.

Credit risk

As of December 31, 2024 and 2023, the Company’s cash and cash equivalents were deposited in accounts at several financial institutions and may maintain some balances in excess of federally insured limits. The Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents.

Note 20 – Loss per share

The Company presents net loss per share on a basic and diluted basis for the years ended December 31, 2024 and 2023. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding (“WASO”) during the period. For the years ended December 31, 2024 and 2023, the Company’s basic and diluted net loss per share attributable to common stockholders are the same as the Company generated a net loss.

For the year ended December 31, 2024, the Company’s basic and diluted net loss per share attributable to common stockholders are the same as the Company generated a net loss and common stock equivalents are excluded from diluted net loss per share as they have an anti-dilutive impact.

For the year ended December 31, 2023, potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows: 335,640 of Alphia Warrants (148,758 First Tranche Warrant and 186,882 Second Tranche Warrant); 214,400 of stock equivalent warrants; and 53,285 of stock equivalent employee stock options.

For the year ended December 31, 2024, potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows: 269,345 of stock equivalent warrants; and 99,525 of stock equivalent employee stock options.

The following table sets forth basic and diluted net (loss) earnings per share attributable to common stockholders for the years ended December 31, 2024 and 2023 (in thousands, except share and per share amounts):

	Year ended December 31,
	2024	2023
Numerator:
Net loss	$(168)	$(22,770)
Adjusted net loss available to common stockholders	$(168)	$(22,770)
Denominator:
Basic WASO	1,615,487	705,185
Diluted WASO	1,615,487	705,185

Net loss per share attributable to common stockholders, basic	$(0.10)	$(32.29)
Net loss per share attributable to common stockholders, diluted	$(0.10)	$(32.29)

Note 21 – Subsequent events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Other than the following, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On February 6, 2025, the Promissory Note described in “Note 4 - Notes receivable” was amended for a second time to allow for the borrowing of an additional $0.4 million. The interest rate remains at 11% per annum.

On February 19, 2025, the Company announced the sale of its Halo business in Asia for total gross proceeds of $8.1 million including $6.5 million in cash at closing, along with a 3% royalty on sales over the next five years, guaranteed by a minimum royalty payment of $0.3 million per year or $1.7 million in total. The Company will retain ownership of its North American and rest-of-world ex-Asia operations. Both parties expect to close the sale in April 2025.

On February 20, 2025, in connection with the sale of the Halo business in Asia discussed above, the Company announced that it agreed in principle to a 5.5% royalty agreement on all sales of the Halo Elevate brand in the Asian region.

On February 28, 2025, the Company announced that SRx was granted the final Order pursuant to the Business Corporations Act by the Ontario Superior Court of Justice to proceed with the acquisition previously announced on September 3, 2024, where the Company would acquire SRx in an all-stock transaction valued at an estimated $80 million, assuming SRx’s net debt of $43 million at close. As consideration for the transaction, the company expects to issue a maximum of 30.0 million shares to SRx shareholders and is expected to close in 2025. The Company hosted a Special Meeting of shareholders on March 21, 2025 where the Company’s stockholders voted in favor of the proposal to approve the arrangement transaction with SRx. The Company is unable to predict the outcome or impact on its business and financial results.

On March 11, 2025, the Company announced the signing of a binding Letter of Intent (LOI) to acquire 100% of Choice Specialty Pharmacy Group, a fully licensed and prominent provider of specialized pharmacy services in the U.S., through an option purchase agreement. This acquisition is expected to further strengthen Better Choice’s specialty pharmacy presence in the U.S. and the purchase price is estimated at approximately USD $4.7 million, and consideration will be comprised of stock and cash at closing.

On March 17, 2025, the Company announced the approval of a royalty distribution plan for shareholders. Under this new initiative, up to 55% of the annual royalties generated by the Company’s flagship Halo brand will be distributed annually to stockholders of record as of December 31 of the given year. The aggregate amount and other details of each such distribution shall be determined by the Company’s Board of Directors on an annual basis, and the declaration of each such distribution will be effected by appropriate Board action at such time.

On March 21, 2025, the Company announced that the Company’s shareholders authorized the following proposals: (i) issuance of up to 30,000,000 shares of Better Choice common stock in connection with the Arrangement Agreement with SRx, pursuant to which Better Choice will acquire SRx; (ii) changing of the legal name of Better Choice from “Better Choice Company, Inc.” to “SRX Health Solutions, Inc.” and of the NYSE American ticker symbol from “BTTR” to “SRXH”; and (iii) an increase in the number of securities subject to the Company’s 2019 Incentive Award Plan. Each of the Proposals are more fully described in the Company’s definitive proxy statement filed with the SEC on January 28, 2025, as supplement by the Company’s Supplemental Proxy Materials filed with the SEC on March 7, 2025.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the year ended December 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses discussed below. Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was not effective due to the material weaknesses described below.

Material Weaknesses

Management has determined that we did not design and maintain effective controls to support proper revenue recognition. Specifically, management did not have effective controls (i) to ensure the accuracy of data input for price and quantity and (ii) to ensure that there was effective testing of period end sales cutoff, including a proper review and comparison of invoices.

Management assessed the design and operating effectiveness of our General IT Controls (GITCs) for the fiscal year ended December 31, 2024. Based on this assessment, we identified certain control deficiencies within our IT systems and processes. While each individual deficiency was considered to be small in nature, their aggregate impact on the overall control environment has resulted in a material weakness. Specifically, the identified deficiencies relate to the access controls, change management, and cybersecurity.

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

Changes in Internal Control Over Financial Reporting

Other than the changes described above, there has not been any change in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, those controls.

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm, as non-accelerated filers are exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

ITEM 9B.	OTHER INFORMATION

10b5-1 Plans

During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K. As of December 31, 2024, the Company did not have a “Rule 10b5-1 trading arrangement” in effect with respect to its securities.

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale, and other disposition of its securities, which has been included as an exhibit to this report and has been posted to the governance documents section of the Company’s corporate website (www.betterchoicecompany.com).

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

Name	Age	Position	Director Since
Kent Cunningham(1)	54	Chief Executive Officer	2024
Carolina Martinez	35	Chief Financial Officer, Secretary and Treasurer	n/a
Lionel F. Conacher	62	Director	2021
Gil Fronzaglia	62	Director	2021
John M. Word III	77	Director	2019
Michael Young	47	Chairman of the Board of Directors	2019

(1) Mr. Cunningham was appointed as a member of the Board, effective April 1, 2024, to fill the vacancy resulting from Ms. Arlene Dickinson’s resignation.

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

Carolina (Nina) Martinez. Mrs. Martinez was appointed as Chief Financial Officer, effective August 2, 2023. Mrs. Martinez was previously appointed and served as the Interim Chief Financial Officer, Secretary and Treasurer of the Company effective as of April 3, 2023, and will continue to serve as the Secretary and Treasurer of the Company. Prior to joining the Company, Mrs. Martinez was a Director of CFO Partnership Solutions at ONE10 Advisors, LLC, (“ONE10 Advisors”) a strategic finance and accounting advisory firm in Tampa, FL. Prior to joining ONE10 Advisors in January 2022, Mrs. Martinez spent nine years at PricewaterhouseCoopers, LLP where she served as a Manager in the National Quality Organization office from March through December 2021, and in various assurance roles from January 2013 through March 2021 where she primarily served publicly traded companies. Mrs. Martinez is a Certified Public Accountant in the State of Florida and holds a Master of Science in Accounting from The University of Tampa and a Bachelor of Science in Business Administration, Accounting from the University of Central Florida.

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

Gil Fronzaglia. Mr. Fronzaglia has served as a director since April 2021. He has had a successful career serving as both a board and management team member for large consumer products companies, natural food and beverage startups and most notably as a founding member and VP of Operations for Blue Buffalo. In addition to joining the board of Better Choice in 2021, Gil has served as a Board Member of Quinn Snacks since 2016, where he was the Interim COO from December 2018 through July 2019. Mr. Fronzaglia has also served as a member of the board of Grillo’s Pickles, the premium pet care brand I And Love And You and Spindrift Beverage Co. Mr. Fronzaglia is based in York, Maine and holds a Bachelor of Science from Northeastern University, and a Masters of Business Administration from Barry University.

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

Committees of the Board

We have an Audit Committee, a Compensation Committee, a Nominating and Governance Committee, and a Strategic Advisory Committee. Each such committee of the Board of Directors has or will have the composition and responsibilities described below. Each committee is governed by a written charter. In 2024, each director attended all of the meetings of the Board and the committees on which such director serves. Each committee charter is posted on our website at https://ir.betterchoicecompany.com/corporate-governance. From time to time, our Board may also establish other, special committees when necessary to address specific issues.

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

The members of our Audit Committee are Messrs. Conacher, Fronzaglia and Young. Mr. Fronzaglia has been appointed as chairperson of this committee beginning in 2022. Our Board has determined that each of Messrs. Conacher, Fronzaglia and Young is independent under the applicable independence standards of Rule 10A-3 under the Exchange Act applicable to audit committee members. In addition, our Board has determined that Messrs. Conacher, Fronzaglia and Young each qualifies as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K. Our Audit Committee met three times during 2024.

Compensation Committee

Our Compensation Committee’s responsibilities include, among other matters: reviewing and approving, or recommending for approval by the board of directors, the compensation of our Chief Executive Officer and our other executive officers; overseeing and administering our cash and equity incentive plans; reviewing and making recommendations to our board of directors with respect to director compensation; reviewing and discussing annually with management our “Compensation Discussion and Analysis,” to the extent required; reviewing and discussing the voting recommendations of our stockholders on matters involving executive compensation, to the extent required; and preparing the annual compensation committee report required by SEC rules, to the extent required. No compensation consultant was engaged to provide advice or recommendations on our executive or director compensation for 2024.

The members of our Compensation Committee are Messrs. Conacher, Fronzaglia and Young, and Mr. Young serves as chairman of this committee. Our Compensation Committee met twice during 2024.

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

The members of our Nominating and Corporate Governance Committee are Messrs. Fronzaglia and Young. Mr. Conacher was appointed as chairperson of this committee beginning April 1, 2024, upon the departure of Arlene Dickinson. Our Nominating and Corporate Governance Committee did not meet during 2024.

Strategic Advisory Committee

Our Strategic Advisory Committee’s responsibilities include, among other matters: assessing the progress and performance of our development programs and projects, and identifying, assessing, implementing, and monitoring corporate opportunities that may offer meaningful strategic or commercial benefit to the Company. The members of our Strategic Advisory Committee are Messrs. Fronzaglia, Young and Word, and Messrs. Young and Word serve as co-chairs of this committee. Our Strategic Advisory Committee did not meet during 2024.

Director Compensation Table

The table below sets forth compensation information for the fiscal year ended December 31, 2024 for our non-employee directors:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Total Compensation
Lionel F. Conacher	$65,000	$81,481	$26,000	$—	$172,481
Gil Fronzaglia	$65,000	$81,481	$26,000	$—	$172,481
John M. Word III	$60,000	$81,481	$26,000	$—	$167,481
Michael Young	$65,000	$81,481	$26,000	$—	$172,481

The table below shows the aggregate number of option awards (exercisable and unexercisable) held as of December 31, 2024 by each non-employee director who was serving as of December 31, 2024:

Name	Options Outstanding at Fiscal Year End
Lionel F. Conacher	5,815
Gil Fronzaglia	5,959
John M. Word III	6,034
Michael Young	10,428

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

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve as a member of the Compensation Committee of our Board of Directors (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

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

Attendance at Annual Meeting

Directors are expected to attend our annual meetings of stockholders. Our last annual meeting of shareholders was held on November 5, 2024.

ITEM 11.	EXECUTIVE COMPENSATION

The following is a discussion and analysis of the compensation arrangements for our named executive officers, or NEOs. We are currently considered a “smaller reporting company” for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are providing a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table as well as narrative disclosures regarding our executive compensation program. Our NEOs for 2024 consist of the following individuals:

●	Kent Cunningham, Chief Executive Officer appointed May 2023
●	Carolina Martinez, Chief Financial Officer appointed August 2023

Executive Compensation Components

Base Salaries

The NEOs receive a base salary to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Our Compensation Committee adjusts NEO base salaries based on the committee’s review of available market information. Our board of directors established an annual base salary for each of our NEOs as follows:

	Annual Base Salary
Name	2022	2023	2024
Kent Cunningham(1)	n/a	350,000	360,000
Carolina Martinez(2)	n/a	240,000	254,400
Lionel F. Conacher(3)	160,000	160,000	n/a
Scott Lerner	350,000	n/a	n/a
Sharla A. Cook	225,000	n/a	n/a
Donald Young	275,000	275,000	n/a
Robert Sauermann	240,000	240,000	n/a

(1) Mr. Cunningham was appointed as Chief Executive Officer of the Company effective as of May 22, 2023.

(2) Mrs. Martinez was appointed as Chief Financial Officer of the Company effective as of August 2, 2023. Mrs. Martinez was previously appointed and served as the Interim Chief Financial Officer of the Company effective as of April 3, 2023.

(3) Includes Mr. Conacher’s compensation in his role as Interim Chief Executive Officer in 2022 and 2023. Compensation in 2024 was related to fees in his capacity as a director.

Annual Incentive

The purpose of our annual incentive bonus program is to incent all individuals in the organization to meet or exceed both our annual budget goals as well as individual responsibilities. Our annual incentive program requires minimum performance thresholds for any payout to occur for specific performance measures and objectives. We believe the annual incentive effectively motivates our NEOs to drive operational performance without encouraging unreasonable risk. The Committee believes the achievement of year-over-year gross revenue, gross margin and Adjusted EBITDA growth goals will result in sustainable long-term stockholder value creation. Our 2024 annual incentive potential was based on achievement levels of these financial metrics, measured against our annual plan as approved by our Board. Overall, the NEOs’ annual incentive bonus was weighted as follows: 50% Adjusted EBITDA, and 50% individual performance and achievement of goals. The CEO was eligible for a payout of 50% of base salary while the other NEOs were eligible for a payout ranging from 25-40% of base salary based on these metrics. In 2024, the NEOs were eligible for an up to 150% payout of their respective bonus targets.

Equity Compensation

The goals of our long-term, equity-based incentive awards are to align the interests of our NEOs and other employees, non-employee directors and consultants with the interests of our stockholders. Because vesting is based on continued employment, our equity-based incentives also encourage the retention of our NEOs through the vesting period of the awards.

To reward and retain our NEOs in a manner that best aligns employees’ interests with stockholders’ interests, we use stock options as the primary incentive vehicles for long-term compensation. We believe that stock options are an effective tool for meeting our compensation goal of increasing long-term stockholder value by tying the value of the stock options to our future performance. The exercise price of each stock option grant is the fair value of our common stock on the grant date.

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

Other Elements of Compensation

Retirement Plans. We currently maintain a 401(k) retirement savings plan that allows eligible employees to contribute a portion of their compensation, within limits prescribed by the Internal Revenue Code, on a pre-tax basis through contributions to the plan. Our NEOs are eligible to participate in the 401(k) plan. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our NEOs in accordance with our compensation policies. In 2023 and 2024, the Company provided an employer matching contribution of 50% up to the first 10% of employees’ eligible compensation under our 401(k) plan.

Employee Benefits and Perquisites. All of our full-time employees, including our NEOs, are eligible to participate in our employee benefit plans and programs, including medical, dental, and vision benefits, health spending accounts, short and long-term disability and life insurance, subject to the terms and eligibility requirements of those plans.

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

Summary Compensation Table

The table below sets forth the compensation earned by our NEOs for the years ended December 31, 2024, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation (2) ($)	Total ($)
Kent Cunningham (3)	2024	360,000	270,000	—	40,000	—	11,262	681,262
Chief Executive Officer	2023	350,000	53,459	362,727	—	—	8,785	774,971
	2022	—	—	—	—	—	—	—
Lionel F. Conacher (4)	2024	—	—	81,481	26,000	—	60,000	167,481
Interim Chief Executive Officer	2023	160,000	—	13,334	—	—	—	173,334
	2022	160,000	—	153,336	18,573	—	—	331,909
	2021	—	—	—	—	—	—	—
Carolina Martinez (5)	2024	254,400	171,720	—	31,000	—	6,375	463,495
Chief Financial Officer	2023	240,000	19,200	—	70,000	—	1,106	330,306
	2022	—	—	—	—	—	—	—
Scott Lerner (6)	2024	—	—	—	—	—	—	—
Chief Executive Officer	2023	—	—	—	—	—	—	—
	2022	350,000	—	—	472,118	—	—	822,118
Sharla A. Cook (7)	2024	—	—	—	—	—	—	—
Chief Financial Officer	2023	250,000	—	28,000	—	—	3,206	281,206
	2022	250,000	100,000	—	153,596	—	9,801	513,397
Donald Young (8)	2024	—	—	—	—	—	—	—
Chief Sales Officer	2023	275,000	—	14,000	—	—	43,744	332,744
	2022	275,000	110,000	—	492,174	—	9,425	886,599
Robert Sauermann (9)	2024	—	—	—	—	—	—	—
Executive Vice President, Strategy	2023	240,000	—	28,000	—	—	1,811	269,811
	2022	240,000	96,000	—	367,435	—	10,250	713,685

(1) The amounts reported reflect the grant date fair value of the stock options granted, as computed in accordance with ASC 718. The fair value of each option grant is estimated based on the fair value on the date of grant using the Black-Scholes option pricing model. The assumptions that we used to calculate these amounts are discussed in Note 14 to our financial statements included in this Annual Report.

(2) The amounts reported reflect matching 401(k) payments and accrued PTO payout.

(3) Mr. Cunningham was appointed Chief Executive Officer effective May 22, 2023.

(4) Mr. Conacher was employed with us as interim Chief Financial Officer from September 14, 2022 until May 22, 2023. Compensation in 2024 was related solely to fees in his capacity as a director.

(5) Mrs. Martinez was appointed as Chief Financial Officer effective August 2, 2023. Mrs. Martinez was previously appointed and served as the Interim Chief Financial Officer of the Company effective as of April 3, 2023.

(6) Mr. Lerner resigned effective September 14, 2022.

(7) Ms. Cook commenced employment with us in April 2020 and was appointed as our Chief Financial Officer in October 2020. Ms. Cook resigned effective as of April 3, 2023.

(8) Mr. Young resigned effective as of September 8, 2023.

(9) Mr. Sauermann resigned effective as of March 17, 2023.

Outstanding Equity Awards at Fiscal Year-End

The table below sets forth the outstanding stock option awards held by the NEOs as of December 31, 2024.

	Option Awards
Name	Option Award Grant		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Kent Cunningham	6/26/2024	(1)	–	8,000	$5.00	6/26/2034
Carolina Martinez	6/26/2024	(1)	–	6,200	$5.00	6/26/2034
	8/7/2023	(2)	1,515	3,030	$15.40	8/7/2033

(1) Options vest as follows: 100% on first anniversary of the grant date

(2) Options vest as follows: 1/3 on each annual anniversary of the grant date

Employment Agreements and Potential Payments Upon Termination

The Company entered into an Employment Agreement with Kent Cunningham, dated as of May 22, 2023 (the “Cunningham Employment Agreement”) in connection with Mr. Cunningham’s appointment as Chief Executive Officer of the Company as of May 22, 2023. Pursuant to the Cunningham Employment Agreement, Mr. Cunningham’s compensation will be an initial annual base salary of $350,000 and an annual discretionary performance bonus target of 50% of base salary, payable 50% in cash and 50% in shares of common stock of the Company. Pursuant to the Cunningham Employment Agreement, Mr. Cunningham will be entitled to six weeks’ paid vacation and will be eligible to participate in certain employee benefit plans offered by the Company. Further, Mr. Cunningham will receive an initial grant of 22,727 Restricted Stock Units of Common Stock (“RSUs”), subject to Board approval. The RSUs will vest over a period of three years subject to continued employment with the Company as follows: (a) 33.3% of the options will on the first anniversary of the date of the grant date provided the stock price is at least one dollar ($44.00); (b) an additional 33.3% of such RSUs shall vest on the second anniversary of the grant date provided the stock price is at least two dollars ($88.00); and (c) the remaining 33.4% of the RSUs shall vest on the third anniversary of the grant date provided that the stock price on such date is at least two dollars and fifty cents ($110.00). In the event Mr. Cunningham does not meet the time-based and performance-based vesting requirements, the applicable portion of the RSUs that were due to vest shall be forfeited. Should Mr. Cunningham’s employment be terminated, in any way or for any reason, prior to any of the aforementioned anniversary dates, the RSUs shall vest in proportion to the time remaining to the next anniversary date. In June 2024, the Company fully accelerated the vesting of all 22,727 shares of restricted common stock owned by Mr. Cunningham.

The Company entered into an Employment Agreement with Carolina Martinez, dated as of August 2, 2023 (the “Martinez Employment Agreement”) in connection with Mrs. Martinez’s appointment as Chief Financial Officer of the Company as of August 2, 2023. Pursuant to the Martinez Employment Agreement, Mrs. Martinez’s compensation will be an initial annual base salary of $240,000 and an annual discretionary performance bonus target of 40% of base salary, payable 50% in cash and 50% in shares of common stock of the Company. Pursuant to the Martinez Employment Agreement, Mrs. Martinez will be entitled to six weeks’ paid vacation and will be eligible to participate in certain employee benefit plans offered by the Company. Further, Mrs. Martinez will receive an initial grant to purchase 4,545 shares of Common Stock at an exercise price of $15.40 per share, subject to Board approval. The options will vest in equal installments over a period of three years.

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

The following table sets forth information about the beneficial ownership of our capital stock by (i) each of our current directors, (ii) each of our named executive officers (iii) all our current directors and executive officers as a group, and (iv) each person or group known by us to own more than 5% of our common stock. The percentages reflect beneficial ownership, as determined in accordance with the SEC’s rules, as of March 25, 2025, and are based on 2,422,005 shares of common stock outstanding. Except as noted below, the address for all beneficial owners in the table below is 12400 Race Track Road, Tampa, FL 33626:

	Shares Beneficially Owned
Name of Beneficial Owner	Number(1)%
Named Executive Officers and Directors:
Kent Cunningham	107,633	4.4%
Carolina Martinez	55,515	2.3%
Lionel F. Conacher	37,212	1.5%
Gil Fronzaglia	14,342	0.6%
John M. Word III	130,981	5.4%
Michael Young	52,795	2.2%
All executive officers and directors as a group (6 persons)	398,478	16.5%

5% Shareholders(2)

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

(2) As of December 31, 2024, no shareholders owned more than 5% of our common stock.

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

Our Related Party Transaction policy subjects these transactions to review and either approval or disapproval of entry into the Related Party Transaction, subject to certain limited exceptions, by our Nominating and Governance Committee. In determining whether to approve or disapprove entry into a Related Party Transaction, our Nominating and Governance Committee shall take into account, among other factors, the following: (i) whether the Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and (ii) the extent of the Related Person’s interest in the transaction. Further, the policy requires that all Related Party Transactions required to be disclosed in our filings with the SEC be so disclosed in accordance with applicable laws, rules and regulations. Refer to Note 16 within this report.

Family Relationships

There are no family relationships amongst any of our executive officers or directors.

Director Independence

Each of our directors standing for election meets the definition of “independence” per Rule 803 of the NYSE American Company Guide.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by Marcum, LLP, our independent auditors for the fiscal year ended December 31, 2024:

	Year ended December 31,
	2024	2023
Audit fees	267	—
Tax fees	—	—
Total	267	—

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements - See Index to Consolidated Financial Statements appearing on page 36.
(2)	Financial Statement Schedules - None.
(3)	Exhibits - The exhibits listed on the accompanying index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
2.1	Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc. and Bona Vida, Inc.	8-K	333-161943	2.1	05/10/2019
2.2	First Amendment to Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc., and Bona Vida, Inc., dated May 3, 2019	8-K	333-161943	2.2	05/10/2019
2.3	Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC	8-K	333-161943	2.3	05/10/2019
2.4	First Amendment to Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC, dated May 6, 2019	8-K	333-161943	2.4	05/10/2019
2.5	Amended and Restated Stock Purchase Agreement, dated December 18, 2019, by and among the Company, Halo, Purely For Pets, Inc., Thriving Paws, LLC and HH-Halo LP	8-K	333-161943	2.1	12/26/2019
2.6	Agreement and Plan of Merger, dated July 28, 2022, by and among TruPet LLC and Halo, Purely for Pets, Inc.	10-Q	001-40477	2.6	08/11/2022
3.1	Certificate of Incorporation, dated January 1, 2019	10-Q	333-161943	3.1	04/15/2019
3.2	Certificate of Amendment to Certificate of Incorporation, dated February 1, 2019	10-Q	333-161943	3.2	04/15/2019
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 13, 2019	8-K	333-161943	3.1	03/20/2019
3.4	Certificate of Amendment to Certificate of Incorporation, dated April 18, 2019	10-KT	333-161943	3.5	07/25/2019
3.5	Certificate of Amendment to Certificate of Incorporation, dated July 30, 2020	8-K	333-161943	99.1	07/30/2020
3.6	Certificate of Merger of Sport Endurance, Inc. with and into the Company	10-Q	333-161943	3.4	04/15/2019
3.7	Bylaws	10-Q	333-161943	3.5	04/15/2019
3.8	Certificate of Designation for Series F Convertible Preferred Stock	8-K	333-161943	3.1	10/02/2020
3.9	Certificate of Cancellation of Series F Preferred Stock of Better Choice	8-K	001-40477	3.10	08/11/2022
3.10	Certificate of Merger of TruPet LLC with and into Halo, Purely for Pets, Inc.	10-Q	001-40477	3.10	08/11/2022
4.7†	Better Choice Company Inc. Amended and Restated 2019 Incentive Award Plan	10-K	333-161943	10.19	05/04/2020
4.8†	Form of 2019 Incentive Award Plan Stock Option Agreement	S-1	333-234349	10.7	10/28/2019
10.1†	Form of Indemnification Agreement by and among the Company and its officers and directors	S-1	333-234349	10.8	10/28/2019

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
10.18 †#	Separation Agreement, dated as of September 14, 2022, by and between the Company and Scott Lerner	10-Q	001-40477	10.18	11/10/2022
10.19 †#	Advisory Consulting Agreement, dated as of November 2, 2022, by and between the Company and Lionel F. Conacher	10-Q	001-40477	10.19	11/10/2022
10.21 †	Interim Officer Agreement, dated as of March 20, 2023, by and between Carolina Martinez and Better Choice Company, Inc.	8-K	001-40477	10.1	03/21/2023
10.22 †	Employment Agreement, dated as of May 22, 2023, by and between Kent Cunningham and Better Choice Company, Inc.	8-K	001-40477	10.2	05/16/2023
10.24 †	Account Purchase Agreement, dated as of June 21, 2023, by and between Wintrust Receivables Finance, a division of Wintrust Bank N.A., and Halo, Purely for Pets, Inc.	8-K	001-40477	10.9	06/21/2023
10.28	Arrangement Agreement, dated September 3, 2024, between Better Choice Company Inc., and SRx Health Solutions, Inc., as amended December 6, 2024, January 24, 2025 and February 25, 2025	8-K	001-40477	10.1	09/09/2024
19*	Insider Trading Policy
21.1 *	Subsidiaries of the Company
23.1 *	Consent of BDO USA, P.C.
24.1 *	Power of Attorney (included on the signature page to this report)
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text and including detailed tags.
104 *	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (included as Exhibit 101).

†	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed or furnished herewith.
#	Certain schedules and similar attachments to this agreement have been omitted in accordance with Item 601(b)(5) of Regulation S-K. The Company will furnish copies of any schedules or similar attachments to the SEC upon request.
***	Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(b)(10). Such excluded information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTER CHOICE COMPANY INC.

Date: March 31, 2025	By:	/S/ KENT CUNNINGHAM
Kent Cunningham
Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2025	By:	/S/ CAROLINA MARTINEZ
Carolina Martinez
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carolina Martinez his/her true and lawful attorney-in-fact, with full power of substitution and resubstitution for him/her and in his/her name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact or his/her substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/S/ KENT CUNNINGHAM	Chief Executive Officer	March 31, 2025
Kent Cunningham	(Principal Executive Officer)

/S/ CAROLINA MARTINEZ	Chief Financial Officer	March 31, 2025
Carolina Martinez	(Principal Financial and Accounting Officer)

/S/ LIONEL F. CONACHER	Director	March 31, 2025
Lionel F. Conacher

/s/ GIL FRONZAGLIA	Director	March 31, 2025
Gil Fronzaglia

/s/ JOHN M. WORD III	Director	March 31, 2025
John M. Word III

/s/ MICHAEL YOUNG	Director	March 31, 2025
Michael Young

