Form 10-Q
period 2025-03-31
SRx Health Solutions, Inc.
filed 2025-05-15
CIK 1471727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40477

SRx Health Solutions Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-4284557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12400 Race Track Road Tampa, Florida 33626	(212) 896-1254
(Address of Principal Executive Offices) (Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, $0.001 par value share	SRXH	NYSE American

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

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 11,667,074 shares of $0.001 par value common stock outstanding as of May 12, 2025.

EXPLANATORY NOTE

On April 24, 2025, subsequent to the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Quarterly Report”) relates, SRx Health Solutions, Inc., a Delaware corporation (formerly known as Better Choice Company, Inc.) (“BCC”), consummated the previously announced business combination (the “Business Combination”) with SRx Health Solutions, Inc. (“SRx Health”), a corporation existing under the laws of the Province of Ontario. In the Business Combination, on April 24, 2025, 1000994476 Ontario Inc. (“AcquireCo”), a corporation existing under the laws of the Province of Ontario and an indirect wholly-owned subsidiary of BCC, amalgamated with and into SRx Health. SRx Health was the surviving corporation of the amalgamation and, in connection with such amalgamation, adopted the legal name “SRx Health Solutions (Canada) Inc.” under Ontario statute. As a result of the Business Combination, BCC acquired the business of SRx Health and will continue the existing business operations of SRx Health as a wholly-owned subsidiary. In connection with the Business Combination, on April 24, 2025 BCC changed its corporate name from “Better Choice Company Inc.” to “SRx Health Solutions, Inc.” by the filing of a Certificate of Amendment of its Certificate of Incorporation with the Secretary of State of the State of Delaware, a copy of which is attached hereto as Exhibit 3.6.

Unless stated otherwise, this Quarterly Report contains information about BCC prior to the Business Combination. References to the “Company,” “our,” “us” or “we” in this Quarterly Report refer to BCC before the consummation of the Business Combination and to SRx Health Solutions, Inc. after the Business Combination, unless stated otherwise or the context otherwise requires.

For more information regarding the Business Combination, see SRx Health Solutions, Inc. Definitive Proxy Statement on Form DEF-14A filed on January 28, 2025.

Except as otherwise expressly provided herein, the information in this Quarterly Report does not reflect the consummation of the Business Combination, which occurred subsequent to the period covered by this Quarterly Report.

SRx Health Solutions Inc.

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

SRx Health Solutions Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Net sales	$7,159	$7,903
Cost of goods sold	4,776	5,289
Gross profit	2,383	2,614
Operating expenses:
Selling, general and administrative	3,471	5,080
Total operating expenses	3,471	5,080
Loss from operations	(1,088)	(2,466)
Other income (expense):
Interest income (expense), net	83	(362)
Other income	43	—
Total other income (expense), net	126	(362)
Loss before income taxes	(962)	(2,828)
Income tax expense	2	2
Net loss	$(964)	$(2,830)
Weighted average number of shares outstanding, basic	2,605,843	786,745
Weighted average number of shares outstanding, diluted	2,605,843	786,745
Net loss per share, basic	$(0.37)	$(3.60)
Net loss per share, diluted	$(0.37)	$(3.60)

See accompanying notes to the unaudited condensed consolidated financial statements.

SRx Health Solutions Inc.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,137	$3,066
Accounts receivable, net	4,770	5,371
Notes receivable	3,331	2,211
Inventories	4,512	3,869
Prepaid expenses and other current assets	779	484
Total Current Assets	14,529	15,001
Fixed assets, net	118	138
Right-of-use assets, operating leases	50	64
Goodwill	405	405
Other assets	186	193
Total Assets	$15,288	$15,801
Liabilities & Stockholders’ Equity
Current Liabilities
Accounts payable	$4,440	$3,137
Accrued and other liabilities	1,604	1,535
Credit facility, net	1,228	2,414
Operating lease liability	47	62
Total Current Liabilities	7,319	7,148
Non-current Liabilities
Operating lease liability	5	5
Total Non-current Liabilities	5	5
Total Liabilities	7,324	7,153
Stockholders’ Equity
Common Stock, $0.001 par value, 200,000,000 shares authorized, 2,520,882 & 1,830,097 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	3	2
Additional paid-in capital	330,435	330,156
Accumulated deficit	(322,474)	(321,510)
Total Stockholders’ Equity	7,964	8,648
Total Liabilities and Stockholders’ Equity	$15,288	$15,801

See accompanying notes to the unaudited condensed consolidated financial statements.

SRx Health Solutions Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Dollars in thousands, except shares)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	1,830,097	$2	$330,156	$(321,510)	$8,648
Share-based compensation	139,785	—	280	—	280
Warrant exercise	551,000	1	(1)	—	—
Net loss	—	—	—	(964)	(964)
Balance as of March 31, 2025	2,520,882	$3	$330,435	$(322,474)	$7,964

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	729,026	$1	324,288	$(321,342)	$2,947
Share-based compensation	42,088	—	518	—	518
Share issuance	6,818	—	58	—	58
Equity issued in business combinations	45,629	—	400	—	400
Shares issued in lieu of fractional shares	89	—	—	—	—
Net loss	—	—	—	(2,830)	(2,830)
Balance as of March 31, 2024	823,650	$1	$325,264	$(324,172)	$1,093

See accompanying notes to the unaudited condensed consolidated financial statements.

SRx Health Solutions Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash Flow from Operating Activities:
Net income (loss)	$(964)	$(2,830)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	26	35
Amortization of debt issuance costs	—	20
Inventory reserve	—	(123)
Share-based compensation	280	518
PIK interest expense on term loan	—	125
Accreted interest expense on term loan	—	153
Other	—	49
Bad debt expense	43	—
Income tax provision	2	2
Changes in operating assets and liabilities:
Accounts receivable	558	24
Inventories	(643)	1,533
Prepaid expenses and other assets	(289)	(355)
Accounts payable	1,304	550
Accrued and other liabilities	67	(707)
Cash (Used in) Provided by Operating Activities	$384	$(1,006)
Cash Flow from Investing Activities:
Capital expenditures	$(7)	$(3)
Notes receivable	(1,120)	—
Cash Used in Investing Activities	$(1,127)	$(3)
Cash Flow from Financing Activities:
Proceeds from Wintrust Facility	2,197	3,010
Payments on Wintrust Facility	(3,383)	(2,580)
Cash Provided by (Used in) Financing Activities	$(1,186)	$430
Net decrease in cash and cash equivalents	$(1,929)	$(579)
Total cash and cash equivalents, beginning of period	3,066	4,455
Total cash and cash equivalents, end of period	$1,137	$3,876
Supplemental schedule of cash flow information:
Cash paid for interest during the period	—	64
Disclosure of non-cash financing activities:
Aimia acquisition	—	400

See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of business and summary of significant accounting policies

Nature of the business

SRx Health Solutions, Inc. (the “Company”) operates a pet health and wellness company through its subsidiary Halo, Purely for Pets, Inc., a Delaware corporation (“Halo”). Halo has a broad portfolio of pet health and wellness products for dogs and cats sold under its Halo brand across multiple forms, including foods, treats, toppers, dental products, chews and supplements. The products consist of kibble and canned dog and cat food, freeze-dried raw dog food and treats, vegan dog food and treats, oral care products and supplements. Beginning April 24, 2025, subsequent to the fiscal quarter to which this Quarterly Report relates, the Company also operates a specialty pharmacy business through its wholly-owned subsidiary SRx Health Solutions (Canada) Inc., a corporation organized under the laws of the Province of Ontario (“SRx Health”).

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

July 2024 public offering

On July 29, 2024, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with ThinkEquity LLC (the “Underwriter”), for an underwritten public offering (the “Offering”) of 639,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a public offering price of $3.00 per share and pre-funded warrants to purchase 1,028,000 shares of Common Stock (the “Pre-Funded Warrants” and together with the Shares, the “Securities”) at a public offering price of $2.99 per Pre-Funded Warrant, for aggregate gross proceeds of approximately $5.0 million prior to deducting approximately $0.5 million of underwriting discounts, commissions, and other offering expenses. In addition, the Company granted the Underwriter a 45-day option to purchase an additional 100,000 shares of Common Stock, at the public offering price per share, less the underwriting discounts and commissions, to cover over-allotments (the “Over-allotment Option”). The Company also issued representative warrants to purchase 83,350 shares of common stock (equal to 5% of the total number of shares sold in the public offering). The representative warrants will be exercisable at $3.75 per share, a per share exercise price equal to 125% of the public offering price per share of common stock sold in the offering. The Company has determined these warrants are equity classified in accordance with Topic 480. Refer to Note 11 - Warrants for more information. The Securities were offered and sold to the public pursuant to the Company’s registration statement on Form S-1 (File No. 333-280714), filed by the Company with the Securities and Exchange Commission on July 8, 2024, as amended, which became effective on July 29, 2024. The sale of the Securities in connection with the Offering closed on July 31, 2024.

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

Reverse Merger

On September 3, 2024, BCC, SRx Health, AcquireCo and 1000994085 Ontario Inc., a direct wholly-owned subsidiary of the Company and corporation existing under the laws of the Province of Ontario (“CallCo”) entered into an Arrangement Agreement (the “Arrangement Agreement”), and the Business Combination was completed on April 24, 2025 (which we refer to as the “Closing Date”), subsequent to the fiscal quarter to which this Quarterly Report relates.

Pursuant to the Arrangement Agreement, on the Closing Date, AcquireCo, a wholly-owned subsidiary of BCC, amalgamated with and into SRx Health, with SRx Health remaining as the surviving entity. BCC acquired the business of SRx Health pursuant to the Business Combination and will continue the existing business operations of SRx Health as a wholly-owned subsidiary.

On the Closing Date, BCC issued to certain holders of the common stock of SRx Health 8,898,069 shares of the Company’s common stock, par value $0.001 per share (the “Company Common Stock”), and AcquireCo issued to certain holders of the common stock of SRx Health 19,701,935 shares in the capital stock of AcquireCo which shares are exchangeable into Company Common Stock (the “Exchangeable Shares”) on a one-for-one basis. The common stockholders of BCC before the Merger retained 5,403,460 shares of our Company Common Stock. As a result, immediately following the Closing, SRx Health’s former stockholders and BCC’s existing stockholders held approximately 84% and 16%, respectively, of the total combined voting power of all classes of the Company’s stock entitled to vote (including the Exchangeable Shares).

The acquisition will be accounted for as a business combination in accordance with the Accounting Standards Codification (ASC) 805, Business Combinations. The Company has begun the process to determine the purchase price allocation for the assets acquired and liabilities assumed including estimating the fair values of intangible and tangible assets. Due to the limited time since the acquisition, these estimates and the initial accounting for the business combination have not been completed. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed.

In connection with the Business Combination on April 24, 2025, we issued to a single investor a combination of 4,036,697 shares of Company Common Stock and pre-funded warrants to purchase Company Common Stock at a price of $2.18 per share, or $8.8 million in the aggregate, in a private placement transaction (the “Private Placement”). The issuance of shares of Company Common Stock in the private placement was exempt from registration under Section 4(2) of the Securities Act.

On April 25, 2025, we entered into a consulting agreement with Terra Nova Business Holdings Inc., a corporation governed by the laws of the British Virgin Islands (“Terra Nova”), pursuant which Terra Nova will provide us with international logistics and business development strategies globally, including potential global licensing or distribution arrangements, for our specialty pharmacy business. The term of the consulting agreement is 36 months and the consulting fee payable to Terra Nova thereunder is $0.2 million per month.

Basis of presentation

The Company’s condensed consolidated financial statements are prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reports and accounting principles generally accepted in the U.S. (“GAAP”). Accordingly, the Condensed Consolidated Balance Sheet as of December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements. Results of operations for interim periods may not be representative of results to be expected for the full year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report for the year ended December 31, 2024, filed with the SEC.

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three months ended March 31, 2025 and 2024, the financial position as of March 31, 2025 and December 31, 2024 and the cash flows for the three months ended March 31, 2025 and 2024.

Fiscal, Regulation and Other Federal Policies

Significant changes in, and uncertainty with respect to, legislation, regulation, government policy and economic conditions could adversely affect the Company’s business. Specific legislative and regulatory proposals that could have a material impact on the Company include, but are not limited to, modifications to international trade policy (such as tariffs); public company reporting requirements; and environmental regulation.

The Company cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Accordingly, it is difficult to predict how such actions may impact the Company’s business, or the business or habits of its customers. The Company’s business operations, as well as the businesses of its customers on which it is substantially dependent, are located in countries at risk for escalating trade disputes, including the U.S. Any resulting trade wars could have a significant adverse effect on world trade and could adversely impact the Company’s consolidated financial condition, results of operations and cash flows.

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

Share repurchases

In April 2024, the Company’s board of directors authorized and approved a stock repurchase plan (the “Repurchase Plan”) for up to $5.0 million of the currently outstanding shares of the Company’s common stock through December 31, 2024. Repurchased shares are immediately retired and returned to unissued status. During the three months ended March 31, 2025, no shares were repurchased. On April 17, 2025, the Repurchase Plan was reinstated and authorization increased to $6.5 million.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations. The Pre-Funded and Representative Warrants (as defined in Note 11) are equity classified.

Advertising

The Company charges advertising costs to expense as incurred and such charges are included in selling, general and administrative (“SG&A”) expense. The Company’s advertising expenses consist primarily of online advertising, search costs, email advertising and radio advertising. In addition, the Company reimburses its customers and third parties for in store activities and records these costs as advertising expenses. Advertising costs were $0.6 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively.

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

Segment information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has viewed its operations and manages its business as one segment. The Company’s CODM reviews operating results and makes decisions based on consolidated financial information. All the assets and operations of the Company are in the U.S. See Note 16 - Segment information for additional disclosures on segment reporting.

New Accounting Standards

Recently adopted

There were no new standards that would have an impact on the condensed consolidated financial statements for the three months ended March 31, 2025.

Note 2 – Revenue

The Company records revenue net of discounts, which primarily consist of trade promotions, certain customer allowances and early pay discounts.

The Company excludes sales taxes collected from revenues. Retail-partner based customers are not subject to sales tax.

The Company’s direct-to-consumer (“DTC”) loyalty program enabled customers to accumulate points based on their spending. A portion of revenue was deferred at the time of sale when points are earned and recognized when the loyalty points were redeemed. The Company closed its DTC channel effective June 1, 2024 and expired the loyalty program as of June 30, 2024. Net sales for the period ended March 31, 2024 were $1.2 million.

Revenue channels

The Company groups its revenue channels into three categories: Digital, which includes the sale of product to online retailers such as Amazon and Chewy, as well as DTC sales, which included the sale of product through the Company’s website through June 1, 2024; Brick & Mortar, which primarily includes the sale of product to Pet Specialty retailers, independent pet stores, and regional distributors; and International, which includes the sale of product to foreign distribution partners and to select international retailers (transacted in U.S. dollars). Refer to “Note 19 - Subsequent events” for discussion on the sale of the Halo Asia business.

Information about the Company’s net sales by revenue channel is as follows (in thousands):

	Three Months Ended March 31,
	2025		2024
Digital (1)	$2,732	38%	$4,474	57%
International (2)	3,995	56%	2,874	36%
Brick & Mortar (3)	432	6%	555	7%
Net Sales	$7,159	100%	$7,903	100%

(1)	The Company’s Digital channel includes two wholesale customers that amounted to greater than 10% of the Company’s total net sales for the three months ended March 31, 2025 and 2024, and represented $2.7 million and $3.2 million of net sales for the three months ended March 31, 2025 and 2024, respectively. Additionally, DTC sales within the Digital channel amounted to greater than 10% of the Company’s total net sales for the three months ended March 31, 2024. DTC sales within the Digital channel were approximately $1.3 million for the three months ended March 31, 2024. As of June 1, 2024, the Company has exited its DTC channel in an effort to improve profitability. The Company historically reported the sales in this channel as E-commerce and DTC separately and has been consolidated into one revenue stream as of March 31, 2025.
(2)	One of the Company’s International customers amounted to greater than 10% of the Company’s total net sales during the three months ended March 31, 2025 and 2024, and represented $3.3 million and $2.2 million of net sales for the three months ended March 31, 2025, and 2024, respectively.
(3)	None of the Company’s Brick & Mortar customers represented greater than 10% of net sales for the three months ended March 31, 2025 or 2024. For the three months ended March 31, 2024, Petco was included within the Brick & Mortar channel. Beginning in Q1 2024, Petco is presented within Digital as a result of the strategic exit out of Petco stores, while remaining on Petco.com.

Note 3 - Inventories

Inventories are summarized as follows (in thousands):

	March 31, 2025	December 31, 2024
Food, treats and supplements	$3,772	$3,104
Inventory packaging and supplies	740	765
Inventories	$4,512	$3,869

Note 4 – Notes receivable

On September 3, 2024, the Company entered into a definitive agreement to acquire SRx Health Solutions Inc. (“SRx” or the “Borrower”) in an all-stock transaction, subject to customary closing conditions. On August 15, 2024, the Company entered into a Convertible Promissory Note (the “Convertible Note”) with SRx, whereby SRx promises to repay the principal amount of $1.5 million with an interest rate of 25% per annum. As the Holder of this Convertible Note, the Company can convert the total amount owed, including unpaid interest and fees, into shares of SRx stock. The Company can elect to convert the principal of the Convertible Note plus accrued and unpaid interest into shares of SRx common stock upon an Event of Default, given the Event of Default is not cured within the applicable cure period. The Convertible Note matures two days after the Business Combination between SRx and the Company is consummated or upon termination of the business combination. The issuance price reflects the perceived value of both the note receivable component and the embedded conversion option, which is initially determined based on market expectations. As there have not been drastic changes in market conditions or the Borrower’s financial standing, the transaction price at issuance approximates the fair value of the note receivable on March 31, 2025. Accrued interest on the Convertible Note was $0.2 million and is recorded in prepaid expenses and other current assets on March 31, 2025.

The Convertible Note has been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying maturity date. Unrealized gains and losses on marketable debt securities classified as available-for-sale are recognized in other comprehensive income/(loss) (“OCI”).

In conjunction with the Convertible Note, the Company entered into a Services Agreement whereby the Company is to provide financial planning, reporting and analysis services, utilizing the Company’s in-house financial organization. In exchange for such services, the Company shall receive $0.02 million per month, payable on the last day of the month in which services are provided, commencing on September 30, 2024. Income related to the Services Agreement was $0.05 million for the three months ended March 31, 2025 and is accrued for within prepaid expenses and other current assets on the consolidated balance sheets, and as other income in the consolidated statements of operations. The Company does not have a variable nor controlling financial interest in SRx as it does not have the power to direct significant activities of SRx that most significantly impact SRx’s economic performance. Additionally, the Company does not have an obligation to absorb the losses of, or the right to receive benefits from, SRx that could potentially be significant to SRx. Therefore, SRx is not consolidated as of March 31, 2025.

On September 20, 2024, the Company entered into a revolving credit facility (“Promissory Note”) with SRx whereby SRx may borrow, repay, and reborrow in accordance with the terms set out in the Promissory Loan Agreement, not to exceed $750,000 (USD) at any time outstanding with an interest rate of 12% per annum. The Borrower shall make payments of principal in accordance with the Repayment Schedule set forth in the agreement. Interest under the Promissory Note shall be due and payable in monthly installments until the Promissory Note matures on March 20, 2025. The Promissory Note was subsequently amended to include for additional borrowings of up to $1.9 million. The Promissory Note was also amended to allow the Company to convert the total amount owed, including unpaid interest and fees, into shares of SRx stock.

The outstanding principal on both notes was $3.3 million as of March 31, 2025 and accrued interest of $0.3 million is included within prepaid expenses and other current assets as of March 31, 2025. Subsequently, in conjunction with the Reverse Merger, the Notes were settled for an amount that approximated fair value at March 31, 2025 (the “Notes Settlement”).

Note 5 – Prepaid expenses and other current assets

Prepaid expenses and other current assets are summarized as follows (in thousands):

	March 31, 2025	December 31, 2024
SRx interest receivable	$281	$159
Other prepaid expenses and other current assets	498	325
Total Prepaid expenses and other current assets	$779	$484

Note 6 - Fixed assets

Fixed assets consist of the following (in thousands):

	Estimated Useful Life	March 31, 2025	December 31, 2024
Equipment	2 - 5 years	$34	$28
Furniture and fixtures	2 - 5 years	214	214
Computer software, including website development	2 - 3 years	201	201
Computer equipment	1 - 2 years	89	89
Total fixed assets		538	532
Accumulated depreciation		(420)	(394)
Fixed assets, net		$118	$138

Depreciation expense was $0.03 million and $0.04 million for the three months ended March 31, 2025 and 2024, respectively.

Note 7 – Accrued and other liabilities

Accrued and other liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued taxes	$107	$128
Accrued payroll and benefits	251	203
Accrued trade promotions and advertising	217	197
Accrued commissions	308	358
Deferred revenue	500	500
Other	221	149
Total accrued and other liabilities	$1,604	$1,535

Note 8 – Debt

The components of the Company’s debt consist of the following (in thousands):

	March 31, 2025			December 31, 2024
	Amount	Rate	Maturity date	Amount	Rate	Maturity date
Term loan, net	$—	(1)	N/A	$—	(1)	N/A
Line of credit, net	$1,228	(2)	6/21/2025	$2,414	(2)	6/21/2025
Less current portion	1,228			—
Total long-term debt	$—			$2,414

(1)	Interest at a fixed rate of 10.00% per annum.

(2)	Interest at a variable rate of the daily U.S. Prime Rate plus 250 basis points with an interest rate floor of 5.50% per annum.

Wintrust Receivables Credit Facility

On June 21, 2023, the Company entered into an account purchase agreement with Wintrust Receivables Finance (the “AP Agreement”), a division of Wintrust Bank N.A. (“Wintrust”) pursuant to which Wintrust will purchase, at its discretion, eligible customer invoices and advance up to 70% of the face amount of all purchased invoices, the maximum outstanding balance can be $4.8 million. Each advance under the AP Agreement will bear a variable interest rate at the prime rate plus 2.5% percentage per annum. The interest rate at March 31, 2025 was 10.0% per annum. The AP Agreement has an initial term of two years and will automatically renew annually unless terminated by the Company on at least 60 days’ notice. The Wintrust Receivables Credit Facility is guaranteed and secured by a general security interest in the assets of the Company. The Company continues to service the receivables, the transfers are at full recourse and the eligible customer invoices are not legally isolated from the Company. As such, the Wintrust Receivables Credit Facility was accounted for as a secured borrowing under ASC 860.

The Wintrust Receivables Credit Facility limits or restricts the ability of the Company to incur additional indebtedness; incur additional liens; make dividends and other restricted payments; make investments; sell, assign, transfer or dispose of certain assets; make optional prepayments of other indebtedness; engage in transactions with affiliates; and enter into restrictive agreements. The Wintrust Receivables Credit Facility does not include any financial covenants and if an event of default occurs, Wintrust is entitled to accelerate the advances made thereunder and exercise rights against the collateral. As of March 31, 2025, the Company was in compliance with its restrictive covenants.

Borrowing under the Wintrust Receivables Credit Facility are classified as current debt as a result of a required lockbox arrangement and a subjective acceleration clause. During the three months ended March 31, 2025, the Company sold receivables having an aggregate face value of $3.1 million, in exchange for cash proceeds of $2.2 million. As of March 31, 2025, the balance outstanding on the Wintrust Receivables Credit Facility amounted to $1.2 million.

Alphia Term Loan Facility

On June 21, 2023, the Company entered into a term loan credit agreement (the “Term Loan Agreement”) with Alphia Inc. (“Alphia”), a custom manufacturer of super-premium pet food in the U.S. Pursuant to the Term Loan Agreement, Alphia made a term loan to the Company in the original principal amount of $5.0 million (the “Term Loan”). In conjunction with the Term Loan Agreement, the Company issued warrants to Alphia (see “Note 11 - Warrants” for further discussion). The proceeds of the Term Loan, together with a portion of the Company’s cash on hand, were used to retire all of the outstanding obligations of Halo, Purely for Pets, Inc. (“Halo”), a wholly-owned subsidiary of the Company, under Halo’s long-term credit facility with Old Plank Trail Community Bank, N.A., an affiliate of Wintrust Bank, N.A described above.

As of December 31, 2023, the Company’s indebtedness on the Alphia Term Loan Facility is $5.0 million and $0.3 million of payable-in-kind (“PIK”) interest. As discussed below, the total value of the consideration received in connection with the Term Loan Agreement was first allocated to the Warrants at fair value, with the remainder allocated to debt. Accordingly, the Company recorded a debt discount of $2.2 million on the Alphia Term Loan Agreement. Furthermore, the Company incurred debt issuance costs of $0.2 million. The discount and debt issuance costs associated with the Term Loan Agreement are amortized using the effective interest method.

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

As a result of the settlement terms described above, the Company is not indebted to Alphia as it relates to the Term Loan Facility as of March 31, 2025 and December 31, 2024.

Note 9 - Business Combinations

On February 9, 2024, the Company completed the acquisition of Aimia Pet Healthco, Inc. (“Aimia”) to develop treats and toppers that safely combat pet obesity.

The Company completed a business combination for a purchase price of $0.4 million during the three months ended March 31, 2024 with common shares issued as consideration, which have been adjusted herein to reflect the Reverse Stock Split effective March 20, 2024. In accordance with ASC Topic 805, Business Combinations (“Topic 805”), total consideration was first allocated to the fair value of assets acquired, including liabilities assumed, with the excess being recorded as goodwill. For financial statement purposes, goodwill is not amortized but rather is evaluated for impairment at least annually or more frequently if an event or change in circumstances occurs that indicates goodwill may be impaired. Goodwill is deductible for tax purposes and will be amortized over a period of 15 years. No business combinations were completed during the three months ended March 31, 2025.

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

Aimia is a pre-revenue business and there were no operating results related to this business combination to include in the condensed consolidated statements of operations for the three months ended March 31, 2025 since the acquisition date.

In November 2023, Aimia entered into a memorandum of understanding (“MOU”) which establishes a research and development (“R&D”) partnership with doctors and a lab which would facilitate the development of a GLP-1 supplement for pets. In connection with the MOU, the Company issued 6,818 shares to the R&D partners and the Company incurred $0.1 million of acquisition-related costs, which are recorded in selling, general, and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2024. No such costs were incurred during the three months ended March 31, 2025.

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

Note 10 – Commitments and contingencies

The Company has manufacturing agreements with its vendors that provide for the company to make its commercial best efforts to purchase minimum quantities in the ordinary course of business. There are no other purchase obligations as of March 31, 2025 or December 31, 2024.

The Company may be involved in legal proceedings, claims, and regulatory, tax, or government inquiries and investigations that arise in the ordinary course of business resulting in loss contingencies. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs such as outside counsel fees and expenses are charged to expense in the period incurred and are recorded in SG&A expenses. The Company does not accrue for contingent losses that are considered to be reasonably possible, but not probable; however, the Company discloses the range of such reasonably possible losses if estimable. Loss contingencies considered remote are generally not disclosed.

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

Note 11 – Warrants

The following summarizes the Company’s outstanding warrants to purchase shares of the Company’s common stock as of and for the periods ended March 31, 2025 and December 31, 2024:

	Warrants	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2024	1,019,345	$39.28
Issued	—	$—
Exercised	(551,000)	$0.01
Terminated	—	$—
Warrants outstanding as of March 31, 2025	468,345	$85.49

The outstanding warrants had an intrinsic value of $0.3 million and $1.8 million as of March 31, 2025 and December 31, 2024, respectively. The warrants exercised during the three months ended March 31, 2025 had an intrinsic value of $1.1 million.

The settlement terms discussed in Note 8 - Debt provide for the termination of all 335,640 Warrants, which resulted in a net zero impact on equity. As a result, there are no Alphia warrants outstanding as of March 31, 2025.

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

During the three months ended March 31, 2025, 551,000 pre-funded warrants were exercised. As of March 31, 2025, 199,000 Pre-Funded and 83,350 representative warrants remain outstanding.

Note 12 – Share-based compensation

During the three months ended March 31, 2025 and 2024, the Company recognized $0.3 million and $0.5 million, respectively, of share-based compensation expense.

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

Stock options

The following table provides detail of the options granted and outstanding:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2024	99,440	$105.51	7.3	$—
Granted	—	—
Forfeited/Expired	(1,586)	7.44
Options outstanding as of March 31, 2025	97,854	$107.06	6.87	$—

Options exercisable as of March 31, 2025	45,473	$224.58	4.39	$—

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2023	53,342	$221.40	5.7	$—
Granted	—	—
Forfeited/Expired	(2,360)	298.21
Options outstanding as of March 31, 2024	50,982	$217.77	5.7	$—

Options exercisable as of March 31, 2024	45,310	$238.38	5.4	$—

Options granted under the Amended 2019 Plan vest over a period of one to three years. All vested options are exercisable and may be exercised through the ten-year anniversary of the grant date (or such earlier date described in the applicable award agreement).

On June 26, 2024, the Company granted 47,285 options to acquire common stock to certain of its directors, officers and employees, at a weighted-average exercise price of $5.00 per share. The stock options were granted with a one-year vesting period and the Company recognized less than $0.1 million of share-based compensation expense in its consolidated statements of operations for the three months ended March 31, 2025. As of March 31, 2025, unrecognized share-based compensation related to these options was less than $0.1 million, which is expected to be recognized over a weighted average period of less than one year.

Restricted Stock Awards

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

In March 2025, the Company granted 139,785 shares of restricted common stock to certain executives under the Amended 2019 Plan as performance bonus compensation. These restricted stock awards were immediately vested and, as such, the Company recorded share-based compensation expense of $0.2 million upon issuance.

Note 13 – Employee benefit plans

The Company has a qualified defined contribution 401(k) plan, which covers substantially all of its employees. Participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. The Company matches participant contributions pursuant to the terms of the plan, which contributions are limited to a percentage of the participant’s eligible compensation. The Company made contributions related to the plan and recognized expense of less than $0.1 million during the three months ended March 31, 2025 and 2024.

Note 14 – Related party transactions

Director Fees

The Company pays quarterly board of director fees. Board of director fees totaled $0.1 million during the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, $0.1 million of these director fees were in accrued and other liabilities on the Consolidated Balance Sheets.

Marketing Support Services

On March 7, 2023, the Company entered into an agreement with Believeco to provide marketing support services for an interim period. A previous member of the Company’s board of directors, whose resignation was effective April 1, 2024, is a partner at Believeco. As of March 31, 2025, Believeco is no longer considered a related party. Marketing expenses related to Believeco for the three months ended March 31, 2024 was less than $0.01 million, all of which was included within Accounts Payable.

Note 15 – Income taxes

For the three months ended March 31, 2025 and 2024, the Company recorded an income tax provision of less than $0.01 million. For the three months ended March 31, 2025 and 2024, the Company’s effective tax rate was less than 1%, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily because the Company’s net operating losses (“NOLs”) included in deferred tax assets have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of NOLs for the three months ended March 31, 2025 and March 31, 2024.

Note 16 – Segment information

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

Consolidated sales, gross margin, and net loss of premium pet food products generate the Company’s revenues and are reflected in the condensed consolidated statement of operations. The CODM also evaluates significant segment expenses, which consist of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Net sales	$7,159	$7,903
Cost of goods sold:
Direct	4,576	4,773
Indirect	200	516
Total cost of goods sold	4,776	5,289
Gross profit	2,383	2,614
Segment expenses:
Discretionary marketing	536	1,072
Outbound freight	12	276
Other segment expenses (a)	2,923	3,732
Total segment expenses	3,471	5,080
Loss from operations	(1,088)	(2,466)
Other income (expense):
Interest income (expense), net	83	(362)
Other income (expense)	43	—
Total other income (expense)	126	(362)
Net loss before income taxes	(962)	(2,828)
Income tax expense	2	2
Net loss	$(964)	$(2,830)

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

Geographic Information

Revenue by geography is based on where the customer is based. Summary financial data attributable to various geographic regions for the periods indicated is as follows:

	Three Months Ended March 31,
	2025	2024
United States	$3,164	$5,030
China	3,262	2,190
Other	733	683
Total	$7,159	$7,903

Note 17 – Concentrations

Major suppliers

The Company sourced approximately 82% of its inventory purchases from one vendor for the three months ended March 31, 2025. The Company sourced approximately 75% of its inventory purchases from two vendors for the three months ended March 31, 2024. As of March 31, 2025 and December 31, 2024, $2.0 million and $1.0 million of inventory purchases from major suppliers were in accounts payable on the Condensed Consolidated Balance Sheets, respectively.

Major customers

Accounts receivable from four customers represented 96% of accounts receivable as of March 31, 2025. Accounts receivable from two customers represented 86% of accounts receivable as of December 31, 2024. Three customers represented 84% of gross sales for the three months ended March 31, 2025. Three customers represented 70% of gross sales for the three months ended March 31, 2024.

Credit risk

As of March 31, 2025 and December 31, 2024, the Company’s cash and cash equivalents were deposited in accounts at several financial institutions and may maintain some balances in excess of federally insured limits. The Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents.

Note 18 – Earnings per share

The Company presents net loss per share on a basic and diluted basis for the three months ended March 31, 2025 and 2024. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding (“WASO”) during the period. In the calculation of basic weighted-average shares outstanding, the shares issuable under equity-classified pre-funded warrants, as described in Note 11 – Warrants, have been included in the denominator. For the three months ended March 31, 2025 and 2024, the Company’s basic and diluted net income per share attributable to common stockholders are the same as the Company generated a net loss and common stock equivalents are excluded from diluted net loss per share as they have an anti-dilutive impact. Therefore, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company.

For the year ended March 31, 2025, potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows: 269,345 of stock equivalent warrants; and 97,854 of stock equivalent employee stock options.

The following table sets forth basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(964)	$(2,830)
Adjusted net loss available to common stockholders	$(964)	$(2,830)
Denominator:
Basic WASO	2,605,843	786,745
Diluted WASO	2,605,843	786,745

Net loss per share attributable to common stockholders, basic	$(0.37)	$(3.60)
Net loss per share attributable to common stockholders, diluted	$(0.37)	$(3.60)

Note 19 – Subsequent events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than the reverse merger and share repurchases described in Note 1, the Notes Settlement described in Note 4, and the following:

In April 2025, the Company successfully completed the sale of its Asian business, to CZC Company LTD (the “Buyer”) for total gross proceeds of $8.1 million including $6.5 million in cash, along with a 5-year royalty agreement. This guarantees a minimum total royalty payment of $1.7 million, based on a 3% royalty on sales over the next five years, with a minimum annual payment of $0.3 million. Summary financial data attributable to the Asian business for the periods indicated is as follows:

	Three Months Ended March 31,
	2025	2024
Net sales	$3,262	$2,190
Cost of goods sold	(2,124)	(1,318)
Other direct expenses (a)	(665)	(559)
Total	$473	$313

(a)	Other direct expenses are costs directly tied to the Halo Asia business, including commissions and trade promotions.

Summary financial data attributable to the Asian business for the year ended December 31, 2024 is as follows:

2024
Net sales	$12,808
Cost of goods sold	(5,403)
Other direct expenses (a)	(3,213)
Total	$4,192

(a)	Other direct expenses are costs directly tied to the Halo Asia business, including commissions and trade promotions.

In April 2025, 100,000 pre-funded warrants were exercised.

In May 2025, 50,000 pre-funded warrants were exercised.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in this report (the “Quarterly Report”) to “we,” “us,” the “Company” or “BCC” refer to Better Choice Company, Inc. prior to the consummation of the Business Combination and to SRx Health Solutions, Inc. as of and following the consummation of the Business Combination. The following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. A description of material factors known to us that may cause our results to vary or may cause management to deviate from its current plans and expectations, is set forth under “Risk Factors.” See “Cautionary Note Regarding Forward-Looking Statements.” The following discussion should also be read in conjunction with our audited consolidated financial statements including the notes thereto appearing elsewhere in this filing. Accordingly, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The Global Pet Food and Treat Market

The U.S. represents the largest and most developed market for pet food globally, with food and treats accounting for approximately $64 billion of total spend in the pet care market in 2024. According to the American Pet Product Association (“APPA”), approximately 63% of all households in the U.S. own a pet, equating to a 180 million adult consumers living in a household with a pet. Pet spending represents a significant portion of household spend on consumer products, as this translates to an average annual spend on pet products of more than $738 in 2024, which represents a 7.4% increase over the previous year.

US retail sales of dog and cat food reached $65.8 billion in 2024, up 2.1% over 2023. This increase represents a significant slow-down in pet food growth, following four consecutive years of double-digit increases and a 2018-2023 compound annual growth rate (CAGR) of 13.0%. While much of the pre-pandemic growth in the pet food market can be attributed to continued premiumization and pet population growth among higher-income households, price inflation was almost entirely behind more recent growth, specifically in 2022 and early 2023. These gains were especially impressive given a simultaneous decline in the dog population. Pet food has proven itself to be amazingly resilient in both this and previous economic crises, and pet food’s position as a non-discretionary item has spared it many of the cutbacks seen in the non-food pet supplies sector.

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

In Packaged Facts’ January 2024 survey, pet food was cited as an important pet health and wellness product by the largest share of pet owners—80% of dog owners and 82% of cat owners. By comparison, 50% and 49%, respectively, view pet treats as an important pet health product. Pet parents are on the lookout for products that improve their pet’s health and wellness, with 79% liking the idea of healthier pet snacks and treats and 73% viewing high-quality pet foods as effective for preventive healthcare. Pet owners are also willing to spend more on pet foods with extra health and wellness benefits, and this attitude appears to be growing, with 74% agreeing with this sentiment in Packaged Facts July-August 2024 survey, up from 66% in the September-October 2023 survey.

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

The transaction has been unanimously approved by the boards of directors of the Company and SRx. The transaction was approved by the stockholders of the Company at a special meeting on March 21, 2025 and by the SRx shareholders at a shareholder meeting on February 26, 2025. The merger closed on April 25, 2025.

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

Results of Operations for the three months ended March 31, 2025 and 2024

The following table sets forth our consolidated results for the periods presented (in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Net sales	$7,159	$7,903	$(744)	(9)%
Cost of goods sold	4,776	5,289	(513)	(10)%
Gross profit	2,383	2,614	(231)	(9)%
Operating expenses:
Selling, general and administrative	3,471	5,080	(1,609)	(32)%
Total operating expenses	3,471	5,080	(1,609)	(32)%
Loss from operations	(1,088)	(2,466)	1,378	(56)%
Other income (expense):
Interest income (expense), net	83	(362)	445	123%
Other income	43	—	43	100%
Total other income (expense), net	126	(362)	488	135%
Loss before income taxes	(962)	(2,828)	1,866	66%
Income tax expense	2	2	—	—%
Net loss	$(964)	$(2,830)	$1,866	66%

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

Information about our revenue channels is as follows (in thousands):

	Three Months Ended March 31,
	2025		2024
Digital (1)	$2,732	38%	$4,474	57%
International (2)	3,995	56%	2,874	36%
Brick & Mortar (3)	432	6%	555	7%
Net Sales	$7,159	100%	$7,903	100%

(1)	The Company’s Digital channel includes two wholesale customers that amounted to greater than 10% of the Company’s total net sales for the three months ended March 31, 2025 and 2024, and represented $2.7 million and $3.2 million of net sales for the three months ended March 31, 2025 and 2024, respectively. Additionally, DTC sales within the Digital channel amounted to greater than 10% of the Company’s total net sales for the three months ended March 31, 2024. DTC sales within the Digital channel were approximately $1.3 million for the three months ended March 31, 2024. As of June 1, 2024, the Company has exited its DTC channel in an effort to improve profitability. The Company historically reported the sales in this channel as E-commerce and DTC separately and has been consolidated into one revenue stream as of March 31, 2025.
(2)	One of the Company’s International customers amounted to greater than 10% of the Company’s total net sales during the three months ended March 31, 2025 and 2024, and represented $3.3 million and $2.2 million of net sales for the three months ended March 31, 2025, and 2024, respectively.
(3)	None of the Company’s Brick & Mortar customers represented greater than 10% of net sales for the three months ended March 31, 2025 or 2024. For the three months ended March 31, 2024, Petco was included within the Brick & Mortar channel. Beginning in Q1 2024, Petco is presented within Digital as a result of the strategic exit out of Petco stores, while remaining on Petco.com.

Net sales decreased $(0.7) million, or (9)%, to $7.2 million for the three months ended March 31, 2025 compared to $7.9 million for the three months ended March 31, 2024. The decrease in net sales for the three months ended March 31, 2025 is primarily attributable to the shutdown of the DTC revenue stream in the second quarter of 2024.

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

During the three months ended March 31, 2025, gross profit decreased $(0.2) million, or (9)%, to $2.4 million compared to $2.6 million during the three months ended March 31, 2024.

Gross margin stayed consistent at 33% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. We continue to actively work with our co-manufacturing and freight partners to generate future cost savings and realize improved gross margins in future periods. We could see continued margin variability due to the current economic environment and pricing pressures due to inflationary costs for both transportation and raw materials. We will continue to refine and optimize our overall pricing strategy as we evaluate the future impact of inflation and align ourselves with the market.

Operating expenses

Our Selling, general and administrative (“SG&A”) expenses consist of the following:

●	Sales and marketing costs, for specific customer promotional programs, paid media, content creation expenses and our DTC selling platform. Marketing costs are geared towards customer acquisition and retention and building brand awareness. During the three months ended March 31, 2025, sales and marketing costs decreased approximately $(0.5) million or (42)%, to $0.7 million from $1.2 million during the three months ended March 31, 2024. The decrease was driven primarily by lower marketing and advertising agency fees related to the Halo brand renovation and migration from the former TruDog brand, as well as decreased marketing spend in our International sales channel.

●	Employee compensation and benefits decreased approximately $(0.4) million or (23)% during the three months ended March 31, 2025 to $1.1 million from $1.5 million during the three months ended March 31, 2024. The decrease was primarily related to a reduction in employee headcount, partially offset by higher severance costs during the first half of 2024.

●	Share-based compensation includes expenses related to equity awards issued to employees and non-employee directors. During the three months ended March 31, 2025, share-based compensation decreased $(0.2) million or (46)% to $0.3 million compared to $0.5 million for the three months ended March 31, 2024. The decrease is driven by a decrease in the annual board grant, which was postponed until Q2 2025.

●	Freight, which is primarily related to the shipping of DTC orders to customers, decreased $(0.3) million or (96)% during the three months ended March 31, 2025 to $0.01 million compared to $0.3 million during the three months ended March 31, 2024. Freight costs have been generally decreasing due to lower DTC sales as described above. The DTC channel was shut down as of June 1, 2024, which contributed to the decrease in freight costs for the three months ended March 31, 2025.

●	Non-cash charges including depreciation, amortization, disposal or sale of assets and bad debt expense increased by $0.05 million or 188% to $0.07 million during the three months ended March 31, 2025 from $0.02 million during the three months ended March 31, 2024. The increase was driven by an increase to bad debt expense in the first quarter of 2025.

●	Other general and administrative costs for various general corporate expenses, including professional services, information technology, insurance, travel, costs related to merchant credit card fees, product development costs, rent, and certain tax costs. During the three months ended March 31, 2025, other general and administrative costs decreased $(0.3) million, or (20)% to $1.3 million compared to $1.6 million during the three months ended March 31, 2024. The decrease for the three months ended March 31, 2025 was driven by a decrease in insurance and financial-related professional fees.

Interest income (expense), net

During the three months ended March 31, 2025, we had interest income of $0.1 million, compared to interest expense of $0.4 million for the three months ended March 31, 2024. Interest income for the three months ended March 31, 2025 is attributable to interest on the SRx note receivable. Interest expense for the three months ended March 31, 2024 is comprised of interest on our Wintrust Receivables Credit Facility, Alphia Term Loan, the amortization of debt issuance costs, and interest accretion on the Alphia Term Loan. The decrease in interest expense for the three months ended March 31, 2025 is related to the forgiveness of the Alphia Term Loan, as discussed in Note 8 - Debt.

Income taxes

Our income tax provision consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for any allowable credits, deductions and uncertain tax positions as they arise. During the three months ended March 31, 2025, we recorded income tax expense of less than $0.01 million, which relates to state income tax expense. During the three months ended March 31, 2024 we recorded income tax expense of less than $0.1 million, which related to indefinite-lived assets. The effective tax rate for the three months ended March 31, 2025 was less than 1%, which differs from the U.S. Federal statutory rate of 21% primarily because our losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of NOLs.

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

The following table presents a reconciliation of net loss, the closest GAAP financial measure, to EBITDA and Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net loss	$(964)	$(2,830)
Interest (income) expense, net	(83)	362
Income tax expense	2	2
Depreciation and amortization	26	35
EBITDA	(1,019)	(2,431)
Non-cash share-based compensation (a)	280	518
Transaction related (b)	8	323
Non-recurring strategic branding initiatives (c)	39	26
Non-recurring and other expenses (d)	43	164
Adjusted EBITDA	$(649)	$(1,400)

(a) Non-cash expenses related to equity compensation awards. Share-based compensation is an important part of the Company’s compensation strategy and without our equity compensation plans, it is probable that salaries and other compensation related costs would be higher.

(b) Transaction-related legal fees and professional fees related to single occurrence business matters.

(c) Single occurrence expenses related to marketing agency and design, strategic re-branding initiatives, Elevate® launch, product innovation and reformulations.

(d) Other single occurrence expenses such as legal settlements, employee severance, executive recruitment, transition of our dry kibble co-manufacturing supplier, and other non-recurring fees.

Liquidity and capital resources

Historically, we have financed our operations primarily through the sales of shares of our common stock, warrants, preferred stock, and loans. In connection with our July 2024 public offering, we issued and sold 739,000 shares of common stock at a public offering price of $3.00 per share and pre-funded warrants to issue 1,028,000 shares of Common Stock at a public offering price of $2.99 per Pre-Funded Warrant. On March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $1.1 million and $3.1 million, respectively.

We are subject to risks common in the pet wellness consumer market including, but not limited to, dependence on key personnel, competitive forces, successful marketing and sale of our products, the successful protection of our proprietary technologies, ability to grow into new markets, and compliance with government regulations. As of March 31, 2025, we have not experienced a significant adverse impact to our business, financial condition or cash flows resulting from geopolitical actions or threat of cyber-attacks. However, we have seen adverse impacts to our gross margin from time to time due to inflationary pressures in the current economic environment. Uncertainties regarding the continued economic impact of inflationary pressures, geopolitical actions and threat of cyber-attacks are likely to result in sustained market turmoil, which could negatively impact our business, financial condition, and cash flows in the future.

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

A summary of our cash flows is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash flows (used in) provided by:
Operating activities	$384	$(1,006)
Investing activities	(1,127)	(3)
Financing activities	(1,186)	430
Net decrease in cash and cash equivalents	$(1,929)	$(579)

Cash flows from operating activities

Cash used in operating activities decreased by $1.4 million, or 138%, to cash provided by operating activities during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in cash was primarily driven by significant fluctuations in our working capital, including a comparative increase in accounts payable of $0.8 million and a decrease to accounts receivable of $0.5 million. These increases in cash used were partially offset by a decrease in net loss of $1.9 million, or 66%, to $(1.0) million for the three months ended March 31, 2025.

Cash flows from investing activities

Cash used in investing activities was $1.1 million during the three months ended March 31, 2025. The cash used in investing activities related to the issuance of a $1.1 million note receivable, there were also capital expenditures of less than $0.1 million. Cash used in investing activities was less than $0.1 million during the three months ended March 31, 2024. The cash used in investing activities is related to capital expenditures.

Cash flows from financing activities

Cash used in financing activities was $(1.2) million, during the three months ended March 31, 2025 and cash provided by financing activities was $0.4 million during the three months ended March 31, 2024. The cash used in financing activities for the three months ended March 31, 2025 was related to proceeds from the Wintrust revolving line of credit of $2.2 million, offset by payments on the Wintrust revolving line of credit of $(3.4) million. The cash used in financing activities for the three months ended March 31, 2024 was related to proceeds from the Wintrust revolving line of credit of $3.0 million, offset by payments on the Wintrust revolving line of credit of $(2.6) million.

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

As of March 31, 2025, the balance outstanding on the Wintrust Receivables Credit Facility amounted to $1.2 million.

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

As a result of the settlement terms described above, we are not indebted to Alphia as it relates to the Term Loan Facility as of March 31, 2025.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgements that affect the reported amounts of assets, liabilities, net sales, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described in our Annual Report for the year ended December 31, 2024 have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting estimates. Accordingly, we evaluate our estimates and assumptions on an ongoing basis, especially in light of recent economic volatility, and may adjust projections if market conditions change. Our actual results may differ from these estimates under different assumptions and conditions. There have been no material changes to our critical accounting estimates compared to the descriptions in our Annual Report for the year ended December 31, 2024.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2024, our disclosure controls and procedures were not effective as of March 31, 2025. We are actively remediating these weaknesses, with ongoing improvements being made to the design and operating effectiveness of our internal controls.

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

Changes in Internal Control Over Financial Reporting

Other than the changes described above, there has not been any change in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, those controls.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors described under the heading “Risk Factors” in our Annual Report filed on March 31, 2025. While we believe there have been no material changes from the risk factors previously disclosed, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report that could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward-looking statements contained in this Quarterly Report, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed herewith.

EXHIBIT INDEX

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
2.1	Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc. and Bona Vida, Inc.	8-K	333-161943	2.1	05/10/2019
2.2	First Amendment to Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc., and Bona Vida, Inc., dated May 3, 2019	8-K	333-161943	2.2	05/10/2019
2.3	Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC	8-K	333-161943	2.3	05/10/2019
2.4	First Amendment to Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC, dated May 6, 2019	8-K	333-161943	2.4	05/10/2019
2.5	Amended and Restated Stock Purchase Agreement, dated December 18, 2019, by and among the Company, Halo, Purely For Pets, Inc., Thriving Paws, LLC and HH-Halo LP	8-K	333-161943	2.1	12/26/2019
2.6	Agreement and Plan of Merger, dated July 28, 2022, by and among TruPet LLC and Halo, Purely for Pets, Inc.	10-Q	001-40477	2.6	08/11/2022
3.1	Certificate of Incorporation, dated January 1, 2019	10-Q	333-161943	3.1	04/15/2019
3.2	Certificate of Amendment to Certificate of Incorporation, dated February 1, 2019	10-Q	333-161943	3.2	04/15/2019
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 13, 2019	8-K	333-161943	3.1	03/20/2019
3.4	Certificate of Amendment to Certificate of Incorporation, dated April 18, 2019	10-KT	333-161943	3.5	07/25/2019
3.5	Certificate of Amendment to Certificate of Incorporation, dated July 30, 2020	8-K	333-161943	99.1	07/30/2020
3.6	Certificate of Merger of Sport Endurance, Inc. with and into the Company	10-Q	333-161943	3.4	04/15/2019
3.7	Bylaws	10-Q	333-161943	3.5	04/15/2019
3.8	Certificate of Designation for Series F Convertible Preferred Stock	8-K	333-161943	3.1	10/02/2020
3.9	Certificate of Cancellation of Series F Preferred Stock of Better Choice	8-K	001-40477	3.10	08/11/2022
3.10	Certificate of Merger of TruPet LLC with and into Halo, Purely for Pets, Inc.	10-Q	001-40477	3.10	08/11/2022
4.7†	Better Choice Company Inc. Amended and Restated 2019 Incentive Award Plan	10-K	333-161943	10.19	05/04/2020
4.8†	Form of 2019 Incentive Award Plan Stock Option Agreement	S-1	333-234349	10.7	10/28/2019
10.1†	Form of Indemnification Agreement by and among the Company and its officers and directors	S-1	333-234349	10.8	10/28/2019
10.18 †#	Separation Agreement, dated as of September 14, 2022, by and between the Company and Scott Lerner	10-Q	001-40477	10.18	11/10/2022
10.19 †#	Advisory Consulting Agreement, dated as of November 2, 2022, by and between the Company and Lionel F. Conacher	10-Q	001-40477	10.19	11/10/2022
10.21 †	Interim Officer Agreement, dated as of March 20, 2023, by and between Carolina Martinez and Better Choice Company, Inc.	8-K	001-40477	10.1	03/21/2023
10.22 †	Employment Agreement, dated as of May 22, 2023, by and between Kent Cunningham and Better Choice Company, Inc.	8-K	001-40477	10.2	05/16/2023
10.24 †	Account Purchase Agreement, dated as of June 21, 2023, by and between Wintrust Receivables Finance, a division of Wintrust Bank N.A., and Halo, Purely for Pets, Inc.	8-K	001-40477	10.9	06/21/2023
10.28	Arrangement Agreement, dated September 3, 2024, between Better Choice Company Inc., and SRx Health Solutions, Inc., as amended December 6, 2024, January 24, 2025 and February 25, 2025	8-K	001-40477	10.1	09/09/2024
21.1 *	Subsidiaries of the Company	10-K	001-40477	21.1	03/28/2023
19*	Insider Trading Policy
24.1 *	Power of Attorney (included on the signature page to this report)
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text and including detailed tags.
104 *	Cover page from the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, formatted in iXBRL (included as Exhibit 101).

†	Indicates a management contract or any compensatory plan, contract or arrangement.

*	Filed or furnished herewith.

#	Certain schedules and similar attachments to this agreement have been omitted in accordance with Item 601(b)(5) of Regulation S-K. The Company will furnish copies of any schedules or similar attachments to the SEC upon request.

***	Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(b)(10). Such excluded information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTER CHOICE COMPANY INC.

Date: May 15, 2025	By:	/S/ KENT CUNNINGHAM
Kent Cunningham
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2025	By:	/S/ CAROLINA MARTINEZ
Carolina Martinez
Chief Financial Officer (Principal Financial and Accounting Officer)

