Form 10-Q
period 2025-06-30
SRx Health Solutions, Inc.
filed 2025-09-30
CIK 1471727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40477

SRx Health Solutions Inc. (formerly Better Choice Company, Inc.)

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

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 24,853,633 shares of $0.001 par value common stock outstanding as of September 29, 2025.

EXPLANATORY NOTE

On April 24, 2025, SRx Health Solutions, Inc., a corporation existing under the laws of the Province of Ontario (“SRx Canada” or the “Accounting Acquirer”), consummated a business combination (the “Merger”) with Better Choice Company, Inc., a Delaware corporation (“Better Choice” or the “Legal Acquirer”). In the Merger, 1000994476 Ontario Inc. (“AcquireCo”), an indirect wholly-owned subsidiary of Better Choice, amalgamated with and into SRx Canada, with SRx Canada surviving the amalgamation and continuing its operations under the new legal name SRx Health Solutions (Canada) Inc. (“SRx Canada”), an indirect wholly-owned subsidiary of Better Choice.

In connection with the Business Combination, Better Choice changed its corporate name to “SRx Health Solutions, Inc.” by filing a Certificate of Amendment with the Secretary of State of Delaware. As a result of the transaction, SRx Canada is the Accounting Acquirer and, for accounting purposes, the continuing reporting entity. These condensed consolidated financial statements reflect SRx Canada’s results and financial position from the beginning of the period, with the equity structure reflecting Better Choice as the Legal Acquirer.

Unless otherwise noted, all references to the “Company,” “we,” or “our” in this report refer to SRx Health Solutions, Inc. as the continuing entity after the Business Combination.

For more information regarding the Merger, see SRx Health Solutions, Inc.’s Form 8-K/A filed on July 11, 2025.

SRx Health Solutions Inc. (formerly Better Choice Company, Inc.)

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

SRx Health Solutions Inc. (formerly Better Choice Company, Inc.)

Unaudited Condensed Consolidated Statements of Operations

(U.S. dollars in thousands, except share and per share amounts)

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Net sales	$11,447	$42,670	$41,082	$117,122
Cost of goods sold	8,028	33,254	30,786	93,695
Gross margin	3,419	9,416	10,296	23,427

Selling, general and administrative	18,151	10,738	39,783	31,627
Impairment expense	2,690	-	2,690	-
Total Expenses	20,841	10,738	42,473	31,627

Operating loss	(17,422)	(1,322)	(32,177)	(8,200)
Other Income (expense)	16	119	3,457	(69)
Interest income (expense), net	(975)	(1,132)	(3,348)	(3,260)
Bargain purchase gain	1,693	-	1,693	-
Net loss before taxes	(16,688)	(2,335)	(30,375)	(11,529)
Income tax (expense) income	(138)	(345)	(840)	(157)
Deferred tax income (expense)	1,693	(435)	1,470	609
Net loss after taxes	(15,133)	(3,115)	(29,745)	(11,077)

Comprehensive income (expense)
Foreign currency translation adjustment	(11,791)	8,903	11,482	4,267
Loss and comprehensive loss	(26,924)	5,788	(18,263)	(6,810)

Weighted average number of shares outstanding, basic	20,401,138	21,922,889	19,334,671	22,005,842
Weighted average number of shares outstanding, diluted	20,401,138	21,922,889	19,334,671	22,005,842
Net loss per share, basic	(0.74)	(0.14)	(1.54)	(0.50)
Net loss per share, diluted	(0.74)	(0.14)	(1.54)	(0.50)

See accompanying notes to the unaudited condensed consolidated financial statements.

SRx Health Solutions Inc. (formerly Better Choice Company, Inc.)

Unaudited Condensed Consolidated Balance Sheets

(U.S. dollars in thousands, except share and per share amounts)

	June 30, 2025	September 30, 2024 (Revised)
Assets
Current assets
Cash and cash equivalents	$912	$106
Accounts receivable, net	8,138	9,275
Inventories, net	5,132	3,369
Due from related parties	-	369
Prepaid expenses and other current assets	10,337	496
Current portion of lease receivable	8	21
Total current assets	24,527	13,636
Non-current assets
Fixed assets, net	3,070	6,031
Right-of-use assets, operating leases	4,717	6,490
Lease receivable, long-term	-	456
Intangible assets	1,124	7,001
Deferred tax assets	369	150
Other LT assets	178	-
Total non-current assets	9,458	20,128
Total Assets	$33,985	$33,764
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$38,397	$39,842
Accrued liabilities	3,241	1,855
Current portion of long-term borrowings	24,836	31,575
Convertible debt	1,145	2,230
Current portion of operating lease liability	1,190	1,469
Income tax payable	1,102	300
Due to related parties	82	288
Deferred revenue	38	29
Short-term borrowings	4,077	3,715
Total current liabilities	74,108	81,303
Non-current liabilities
Long-term borrowings	1,903	696
Operating lease liability, long-term	3,854	5,623
Deferred tax liability	-	1,261
Total non-current liabilities	5,757	7,580
Total liabilities	79,865	88,884
Shareholders’ Equity
Common Stock, $0.001 par value, 200,000,000 shares authorized, 15,161,019 & 22,495,954 shares issued and outstanding as of June 30, 2025 and September 30, 2024, respectively	21	22
Additional paid-in capital	38,642	12,491
Accumulated deficit	(98,424)	(70,031)
Accumulated other comprehensive loss	13,881	2,399
Total Shareholders’ Deficit	(45,880)	(55,119)
Total liabilities and Shareholders’ Deficit	$33,985	$33,764

See accompanying notes to the unaudited condensed consolidated financial statements.

SRx Health Solutions Inc. (formerly Better Choice Company, Inc)

Unaudited Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

(U.S. dollars in thousands, except shares)

	Number of Shares: #	Common Stock Amount $	Accumulated other comprehensive income (loss) $	Additional paid-in capital $	Accumulated Deficit $	Total Shareholders’ Deficit $
Balance as at September 30, 2023	22,030,917	22	(11,240)	7,361	(13,999)	(17,856)
Share-based compensation	-	-	-	2,582	-	2,582
Settlement of RSUs	980,268	1	-	(1)	-	-
Share redemption	(1,142,676)	(1)	-	1	-	-
Equity issued in business combinations	120,860	-	-	401	-	401
Net loss	-	-	-	-	(11,077)	(11,077)
Foreign currency translation adjustment	-	-	4,267	-	-	4,267
Balance as at June 30, 2024	21,989,369	22	(6,973)	10,344	(25,076)	(21,683)

	Number of Shares #	Common Stock Amount $	Accumulated other comprehensive income (loss) $	Additional paid-in capital $	Accumulated Deficit $	Total Shareholders’ Deficit $
Balance as at September 30, 2024	22,495,954	22	2,399	12,491	(70,031)	(55,119)
Capital contribution for settlement of historical related party loans	-	-	-	-	1,352	1,352
Share-based compensation, pre-merger	2,154,356	2	-	2,419	-	2,421
Conversion of convertible debt, pre-merger	470,503	-	-	927	-	927
Shares issued for settlement of accounts payable	3,413,885	3	-	6,726	-	6,729
Shares issued for private placement, pre-merger	231,381	-	-	438	-	438
Warrant exercises, pre-merger	77,538	-	-	(71)	-	(71)
Shares redeemed in connection with business combinations*	(26,323,200)	(26)	-	(7,244)	-	(7,269)
Share-based compensation, post-merger	890,102	1	-	2,030	-	2,031
Shares issued for private placement, post-merger	1,280,000	9	-	8,791	-	8,800
Shares issued for acquisition costs	1,599,231	1	-	3,341	-	3,342
Fair value of shares issued to acquire Better Choice	8,898,069	9	-	8,930	-	8,939
Shares repurchased	(76,800)	-	-	(137)	-	(137)
Exercise of pre-funded warrants	50,000	-	-	-	-	-
Net loss	-	-	-	-	(29,745)	(29,745)
Foreign currency translation adjustment	-	-	11,482	-	-	11,482
Balance as at June 30, 2025	15,161,019	21	13,881	38,642	(98,424)	(45,880)

See accompanying notes to the unaudited condensed consolidated financial statements.

*	Amounts have been retrospectively adjusted to reflect the capital structure of Better Choice Company Inc., the legal acquirer, in accordance with ASC 805-40. This adjustment reflects the par value difference and restated share count using the agreed upon exchange ratio of 1.76.

SRx Health Solutions Inc. (formerly Better Choice Company, Inc.)

Unaudited Condensed Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

	Nine Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(29,745)	(11,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,923	3,322
Impairment expense	2,690	-
Interest expense on lease liability	278	353
Bargain purchase gain	(1,693)	-
Acquisition costs	3,341	-
Gain on disposal of assets, net	(4,254)	-
Share-based compensation	4,451	2,582
Shares issued for settlement of accounts payable	6,730	-
Income tax benefit, net	(678)	(452)
Loss on sale of cryptocurrency assets	35	-
Working capital changes
Accounts receivable, net	2,969	(1,623)
Inventories, net	1,927	1,793
Prepaid expenses and other assets	(10,019)	314
Accounts payable	4,804	5,181
Accrued liabilities	70	220
Operating leases, net	(82)	-
Deferred revenue	509	-
Net cash (used in) provided by operating activities	(15,744)	613

Investing activities
Capital expenditures	-	(996)
Cash acquired in business combination	5,940	-
Proceeds from sale of cryptocurrency assets	2,041	-
Purchase of cryptocurrency assets	(2,076)	-
Proceeds from sale of assets	7,375	-
Payments to acquire assets	-	(3,494)
Net cash provided by (used in) investing activities	13,280	(4,490)

Financing activities
Payment of lease liability	-	(1,609)
Proceeds from short term borrowings	859	2,562
Repayment of short-term borrowings	(1,662)	-
Proceeds from long-term borrowings	2,470	4,288
Repayment of long-term borrowings	(7,614)	(1,400)
Proceeds from private placements	9,238	-
Payments for share repurchases	(137)	-
Net cash provided by financing activities	3,154	3,841
Net increase (decrease) in cash and cash equivalents	690	(36)
Effect of foreign currency translation adjustments	116	(1,546)
Cash and cash equivalents, beginning of period	106	2,070
Cash and cash equivalents, end of period	$912	488

Supplemental schedule of cash flow information:
Cash paid for interest	(1,549)	(2,662)
Disclosure of non-cash financing activities:
Conversion of convertible debt	(927)	-
Capital contribution for settlement of historical related-party loans	1,352	-

See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of business and summary of significant accounting policies

Nature of the business

SRx Health Solutions, Inc. and its subsidiaries are together referred to in these condensed consolidated financial statements as the “Company”.

On April 24, 2025, SRx Health Solutions, Inc., a corporation incorporated under the laws of the Province of Ontario on April 26, 2022 (“SRx Canada” or the “Accounting Acquirer”), consummated a business combination (the “Merger”) with Better Choice Company, Inc., a Delaware corporation (“Better Choice” or the “Legal Acquirer”). In the Merger, 1000994476 Ontario Inc. (“AcquireCo”), an indirect wholly-owned subsidiary of Better Choice, amalgamated with and into SRx Canada, with SRx Canada surviving the amalgamation and continuing its operations under the new legal name SRx Health Solutions (Canada) Inc. (“SRx Canada”), an indirect wholly-owned subsidiary of Better Choice.

In connection with the Merger, Better Choice changed its corporate name to “SRx Health Solutions, Inc.”, and adopted the operations of the Accounting Acquirer as its primary business. As such, SRx Canada is the continuing reporting entity for accounting purposes. Refer to Note 4 – Business Combinations for more information.

SRx Canada’s registered head office was originally located at 65 Queen Street West, Suite 800, Toronto, Ontario, M5H 2M5. Post the Merger, the Company’s registered head office remained at 12400 Race Track Road, Tampa, Florida 33626.

The Company operates as a vertically integrated healthcare organization and branded pet wellness company. The Company consolidated the operations of two business segments: (i) Canadian pharmacy and healthcare services through SRx Canada, and (ii) premium pet health and nutrition products sold through its subsidiary Halo, Purely for Pets, Inc., a Delaware corporation (“Halo”).

Halo Spin-Out Distribution

On April 25, 2025, the Company distributed (the “Spin-Out Distribution”) to the Better Choice stockholders of record as of April 23, 2025 (the “Record Stockholders”) one share of Class A Common Stock, par value $0.001, of Halo Spin-Out SPV Inc., a Delaware corporation (“Halo SPV”), for every one share of Better Choice common stock held by the Record Stockholders. Halo SPV holds 17% of the issued and outstanding capital stock of Halo.

The ownership of Halo SPV following the Spin-Out Distribution mirrored the ownership of Better Choice immediately prior to the Merger and the Spin-Out Distribution. As such, the Record Stockholders, who received the Halo SPV shares, are the same ultimate owners who indirectly held Halo prior to the Spin-Out Distribution. Accordingly, the Spin-Out Distribution did not result in a substantive change in ownership of Halo from the perspective of the Company’s condensed consolidated financial statements.

In accordance with ASC 810, Consolidation, the Spin-Out Distribution represented a reorganization of ownership interests under common control, and is therefore treated as a common control equity reorganization, with those transfers of interests accounted for as equity transactions. As such, the transaction does not give rise to the presentation of a noncontrolling interest in the Company’s condensed consolidated financial statements. Halo continues to be fully consolidated, with no change in the Company’s accounting treatment.

On August 12, 2025, SRx Canada filed for protection under the Companies’ Creditors Arrangement Act (Canada) (“CCAA”). Refer to Note 23 – Subsequent Events for additional details.

Note 2 – Basis of Preparation

Statement of Compliance

The Company’s condensed consolidated financial statements are prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reports and accounting principles generally accepted in the U.S.(“GAAP”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2025 are not necessarily indicative of the results that may be expected for any other reporting period.

These consolidated financial statements have been prepared on a historical cost basis, unless otherwise stated in the significant accounting policies. These consolidated financial statements are presented in U.S. dollars and all values are rounded to the nearest thousand ($000), except when otherwise indicated.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report for the year ended September 30, 2024, filed with the SEC on July 9, 2025.

Revision of Prior Period Financial Information

In connection with the preparation of the condensed consolidated financial statements for the nine months ended June 30, 2025, the Company identified an immaterial error in revenue recognized in the fiscal year ended September 30, 2024, related to prescriptions that had been billed but not dispensed and therefore did not meet the criteria for revenue recognition under ASC 606. These prescriptions were a group of high-cost Hepatitis-C prescriptions, primarily related to an isolated patient population within a legacy government-funded care program, that remained in pharmacy workflow and had not been reversed due to deficient controls at the time of original billing.

To correct this error, the Company recorded a reduction to accumulated deficit of approximately $1.8 million as of September 30, 2024, which reflects the impact on previously reported net income. The adjustment is reflected in the current period condensed consolidated financial statements and does not result in any change to previously reported trends, segment information, compliance with covenants or regulations, or other key financial metrics.

Management assessed the materiality of this matter under SEC Staff Accounting Bulletins No. 99 and No. 108 and concluded that, based on currently available information, the matter is not material to previously issued financial statements, either individually or in the aggregate. Management is continuing its assessment, and the amount of the adjustment to accumulated deficit could change as the assessment is finalized.

Management has submitted the matter to relevant regulatory authorities in accordance with applicable reporting obligations. In addition, the Company implemented enhanced procedures across its operations to improve the estimation and review of unfulfilled prescription billings and continues to evaluate further enhancements to its internal control environment.

Consolidation

The condensed consolidated financial statements comprise the financial statements of the Company and its wholly owned subsidiaries. When the Company does not own all of the equity in a subsidiary, the non-controlling interest is disclosed as a separate line item in the condensed consolidated statements of financial position and the earnings accruing to non-controlling interest holders are disclosed as a separate line item in the condensed consolidated statements of operations. The financial results of subsidiaries are included in the condensed consolidated financial statements from the date on which control commences, until the date on which control ceases. Intercompany balances and transactions are eliminated upon consolidation. Control is achieved when the Company is exposed to, or has the right to, variable returns from its involvement with the investee and has the ability to affect those returns through its power over the investee.

Going concern

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and the settlement of liabilities in the ordinary course of business.

As of June 30, 2025 and September 30, 2024, the Company had an accumulated deficit of $98.4 million and $70.0 million, respectively, and working capital deficiency of $49.6 million and $67.7 million, respectively. The Company incurred a net loss of $15.1 million and $29.7 million in the three and nine months ended June 30, 2025, respectively. The Company incurred a net loss of $3.1 million and $11.1 million in the three and nine months ended June 30, 2024, respectively.

The Company is also subject to certain financial covenants under its senior secured term facilities with Canadian Western Bank (“CWB”). As of June 30, 2025 and September 30, 2024, the Company was not in compliance with these covenants. As a result, the debt has been classified as current and the Company is in active discussions with the lender regarding an amendment. Refer to Note 11 – Debt for more information.

These conditions—recurring operating losses, negative operating cash flows, working capital deficiency, and covenant violations—represent the principal conditions that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued.

Management has evaluated these conditions and concluded that, absent additional sources of liquidity or material improvement in the Company’s operating performance, the Company may not be able to meet its obligations as they become due.

To address these uncertainties, management has developed and is actively pursuing the following plans:

●	Subsequent to June 30, 2025, the Company sought creditor protection through formal proceedings under the Companies’ Creditors Arrangement Act (Canada) (“CCAA”). Refer to Note 23 – Subsequent events for more information;

●	Seeking to raise additional capital through equity and/or debt offerings;

●	Continuing discussions with existing and potential lenders to restructure or refinance outstanding debt and obtain covenant waivers, if necessary;

●	Implementing cost control measures and operational efficiencies to reduce cash burn;

●	Scaling higher-margin service lines and expanding the Company’s commercial footprint to increase revenue;

●	Evaluating the monetization or divestiture of non-core assets to improve liquidity.

While management believes these actions may provide short-term liquidity and operational improvements, there is no assurance that these plans will be successful or that the Company will be able to obtain the necessary financing or amendments to current financing with covenant violations on acceptable terms. As such, there is a material uncertainty that casts significant doubt on the Company’s ability to continue as a going concern.

In August 2025, the Company initiated proceedings under the Companies’ Creditors Arrangement Act (CCAA) in Canada to facilitate a court-supervised restructuring of its business and financial affairs. The CCAA process provides the Company with protection from creditor claims while it seeks to implement a restructuring plan. As a result of the CCAA filing, the Company has undertaken material changes in operations, including the divestiture of certain non-core assets and store locations, workforce reductions, and efforts to streamline its cost structure. These actions are intended to stabilize operations and improve liquidity. However, the outcome of the CCAA process remains uncertain, and there can be no assurance that the Company will be successful in implementing a viable restructuring plan. Accordingly, the CCAA proceedings further contribute to the material uncertainty that casts significant doubt on the Company’s ability to continue as a going concern.

In addition, the Company’s U.S. pet food business, acquired through the legacy Better Choice operations, continues to experience significant liquidity constraints and operating losses. This segment has not achieved profitability and remains reliant on external financing to fund its operations. Management is actively evaluating strategic alternatives for the pet food business, including potential restructuring, divestiture, or wind-down. These conditions also contribute to the overall uncertainty regarding the Company’s ability to continue as a going concern.

These condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty, including adjustments to the carrying values and classifications of assets and liabilities, which could be material should the Company be unable to continue its operations.

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

Note 3 – Summary of significant accounting policies

Cash and cash equivalents

Cash and cash equivalents include demand deposits held with banks and highly liquid investments with original maturities of ninety days or less at acquisition date. Cash and cash equivalents are stated at cost, which approximates fair value because of the short-term nature of these instruments.

Segment information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the Company’s Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has determined that its Board of Directors functions as the CODM.

Following the reverse merger completed on April 24, 2025, the Company began reporting two reportable segments: Health Solutions and Consumer Products. The Health Solutions segment consists of the Company’s pharmacy operations across Canada, which represent the Company’s core business. The Consumer Products segment includes the legacy Halo pet food business, which operates primarily in the United States and includes dry food, wet food, treats, and other premium pet products.

These segments reflect the Company’s internal management structure and are evaluated separately by the CODM based on differences in their operational models, customer bases, and economic characteristics. The accounting policies of the segments are consistent with those described in the accompanying condensed consolidated financial statements. See Note 14 – Segment Information.

Business combinations and goodwill

Business combinations are accounted for using the acquisition method in accordance with ASC 805. The cost of an acquisition is measured as the aggregate of the consideration transferred, which is measured at fair value at the acquisition date, and the amount of any noncontrolling interest in the acquiree. For each business combination, the Company elects to measure the noncontrolling interest either at fair value or at the noncontrolling interest’s proportionate share of the acquiree’s identifiable net assets. Acquisition-related costs are expensed as incurred and included in administrative expenses.

At the acquisition date, the Company assesses the classification and designation of the financial assets and liabilities assumed based on the contractual terms, economic conditions, and other relevant factors, including embedded derivatives in host contracts.

Goodwill is initially measured as the excess of the aggregate consideration transferred, the amount of any noncontrolling interest, and the fair value of any previously held equity interest in the acquiree over the fair value of the net identifiable assets acquired and liabilities assumed. If the fair value of the net assets acquired exceeds the total consideration transferred, the Company reassesses the measurement of the net assets and consideration. If the reassessment confirms the excess, a gain is recognized in the condensed consolidated statement of operations.

After initial recognition, goodwill is carried at cost less any accumulated impairment losses. Goodwill is allocated to the Company’s reporting units, which are generally consistent with its operating segments, for the purpose of annual impairment testing or more frequently if impairment indicators exist.

If a portion of a reporting unit is disposed of, goodwill associated with the disposed reporting unit is included in the carrying amount of the operation when determining the gain or loss on disposal. The goodwill allocated to the disposed operation is measured based on the relative fair values of the portion disposed and the portion retained.

In connection with the reverse merger between SRx and Better Choice, the Company recorded a bargain purchase gain, which arises when the fair value of the net identifiable assets acquired exceeds the total consideration transferred. This typically occurs in a business combination where the acquirer purchases the acquiree at a discount, often due to financial distress or other market factors. In accordance with ASC 805 – Business Combinations, the excess was recognized as a gain in the condensed consolidated statement of operations in the period the transaction closed, after confirming that all assets acquired and liabilities assumed were appropriately measured and no measurement errors existed.

Accounts receivable

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

Fair value measurement

Fair value is defined under GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on the assumption that the transaction to sell the asset or transfer the liability takes place either:

●	In the principal market for the asset or liability, or

●	In the absence of a principal market, in the most advantageous market to which the Company has access.

The principal or most advantageous market must be accessible by the Company at the measurement date. Fair value measurements reflect the assumptions that market participants would use when pricing the asset or liability, including assumptions about risk, acting in their economic best interest.

The Company utilizes valuation techniques that are appropriate in the circumstances and for which sufficient data are available to measure fair value. These techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs.

The Company classifies fair value measurements using a three-level hierarchy, which prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable inputs:

●	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity can access at the measurement date.

●	Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

●	Level 3 – Unobservable inputs for the asset or liability that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are categorized within this hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety.

Share repurchases

In April 2024, the Company’s board of directors authorized and approved a stock repurchase plan (the “Repurchase Plan”) for up to $5.0 million of the currently outstanding shares of the Company’s common stock through December 31, 2024. Repurchased shares are immediately retired and returned to unissued status. During the period April 24, 2025 to June 30, 2025, 76,800 shares were repurchased. On April 17, 2025, the Repurchase Plan was reinstated and authorization increased to $6.5 million.

Revenue recognition

The Company provides specialty healthcare and medical treatment services, including pharmacy services, patient support programs, diagnostic services, and clinical trials. Revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers, when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company has concluded that it is the principal in its revenue arrangements, as it controls the specified goods before they are transferred to the customer. The Company does not have significant financing components or material variable consideration in its contracts with customers.

SRx’s main revenue streams include the following:

●	Services provided by pharmacies:

-	retail pharmacies sell and distributes specialty and traditional prescription medications; and
-	infusion services.

●	Wholesale/distribution – Distribution of drugs and other medications for affiliated pharmacies and external clients.
●	Clinical trial services – provision of clinical trial services.
●	Testing services – provide testing services to patients.
●	Patient support programs - SRx has multiple agreements with pharmaceutical companies for co-payment support and bridge medication to provide initial medication to patients free of charge while waiting for coverage decision and in the expectation that the patient will be approved for coverage at a later date, or to bridge a gap during renewal or patient insurance coverage changes, and compassionate products for patients with no public or private coverage and have been denied private or public insurance coverage within programs specified by pharmaceutical companies. The Company receives consideration for administering patient support programs from pharmaceutical companies.

The Company recognizes revenue related to services provided by pharmacies at the time the customer takes possession of the product or service. For retail pharmacy sales, each prescription claim has its own arrangement with the customer and is a performance obligation, separate and distinct from other prescription claims. The Company recognizes revenue related to products provided by wholesale and distribution at the time the pharmacy customer takes possession of the product. Revenue recognition for infusion services provided by the Company’s medical clinics occurs as services are provided to patients for each infusion service. Customer returns are not material to the Company’s operating results or financial condition. Sales taxes are not included in revenues.

For retail pharmacy and infusion services, a significant portion of revenue is reimbursed by third-party payors, including pharmacy benefit managers (“PBMs”), private insurers, and government programs. The Company recognizes revenue when control of the product or service has transferred to the customer (generally upon delivery or service completion), and collection is probable. Estimates of variable consideration, including contractual allowances, co-payments, and reimbursement adjustments, are considered based on historical experience and current contract terms. Receivables related to insurance claims are recorded as accounts receivable and are monitored for collection and valuation based on the Company’s experience with each payor class.

For services provided through clinical studies, revenue is recognized based on attaining pre-defined procedures that are outlined in the agreements with the Company’s customers. At the commencement of a clinical trial study, an agreement is signed that clearly outlines the procedures that the Company must complete over the life of a study. An ongoing, internal assessment is performed to determine the point at which the Company completes a contractual procedure. Revenue is recognized at that time, as each procedure is an individual performance obligation within the agreement and is not dependent on subsequent procedures in order to collect revenues.

Patient support program revenue is recognized upon invoicing the client (i.e., pharmaceutical companies) on a monthly basis for services provided in the month. The Company provides a detailed breakdown of all services completed and pre-approved reimbursable expenses.

During the three and nine months ended June 30, 2025 and 2024, revenues attributed to infusion services, consulting services, testing services, clinical trial services, or patient support programs were not material.

As it relates to the Halo pet food business, the Company’s customer contracts have a single performance obligation, and revenue is recognized when the product is shipped as this is when it has been determined that control has been transferred. Amounts billed and due from customers are classified as receivables and require payment on a short-term basis and therefore do not have any significant financing components. Revenue is measured as the amount of consideration the Company expects in exchange for transferring goods, which varies with changes in trade incentives the Company offers to its customers. Trade incentives consist primarily of customer pricing allowances and merchandising funds, and point of sale discounts. Estimates of trade promotion expense and coupon redemption costs are based upon programs offered, timing of those offers, estimated redemption/usage rates from historical performance, management’s experience and current economic trends.

Government grants

The Company’s government grants reflect compensation received from various provincial and national bodies related to COVID-19 support. Government grants are recognized where there is reasonable assurance that the grant will be received, and all attached conditions will be complied with. When the grant relates to an expense item, it is recognized as other income on a systematic basis over the periods that the related costs, for which it is intended to compensate, are expensed.

Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets (DTAs) and deferred tax liabilities (DTLs) for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.

We recognize DTAs to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carry back potential if permitted under the tax law, and results of recent operations. If we determine that we would be able to realize our DTAs in the future in excess of their net recorded amount, we would make an adjustment to the DTA valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and accumulated impairment losses. Cost includes expenditures that are directly attributable to the acquisition of the asset, including costs incurred to prepare the asset for its intended use.

The Company estimates the depreciation of property and equipment to be calculated based on the straight-line method using the estimated useful life of the assets, unless otherwise specified:

Computer equipment	3 years

Furniture and fixtures	5 years

Medical equipment	5 years

Building	20 years

Automobiles	5 years

Signs	10 years

Leasehold improvements	Lesser of 10 years and Term of lease

Subsequent costs are included in the asset’s carrying amount or are recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost can be measured reliably. Repairs and maintenance costs are charged to the condensed consolidated statement of operations during the period in which they are incurred.

An item of property and equipment and any significant part initially recognized is derecognized upon disposal (i.e., at the date the recipient obtains control) or when no future economic benefits are expected from its use or disposal. Any gain or loss arising on derecognition of the asset (calculated as the difference between the net disposal proceeds and the carrying amount of the asset) is included in the condensed consolidated statements of operations when the asset is derecognized.

Depreciation methods, useful lives and residual values are reviewed annually and are adjusted for prospectively, if appropriate. The change was made to better align the pattern of amortization expense with the expected economic benefit of the assets. This change in estimate was applied prospectively in accordance with ASC 250, Accounting Changes and Error Corrections. The impact of this change was immaterial to the condensed consolidated financial statements.

Intangible assets

Intangible assets acquired are measured on initial recognition at cost. The cost of intangible assets acquired in a business combination is their fair value at the date of acquisition. Following initial recognition, intangible assets are carried at cost less any accumulated amortization and accumulated impairment losses, if any. The estimated useful lives, residual values, and amortization methods for intangible assets are reviewed annually, or more frequently if indicators of impairment exist, and are adjusted prospectively if appropriate.

The Company estimates amortization to be calculated based on the straight-line method using the estimated useful life of the assets as follows:

Computer software	3 years

Domain (website)	3 years

Charter license	10 years

Customer lists	5 years

Leases

The Company assesses at contract inception whether a contract is, or contains, a lease in accordance with ASC 842, Leases. A contract is considered a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

Company as a lessee

The Company recognizes a right-of-use (ROU) asset and a corresponding lease liability at the lease commencement date for all leases, except for short-term leases (i.e., leases with a term of 12 months or less) for which the Company has elected the short-term lease exemption.

Right-of-use assets

ROU assets are initially measured at the amount of the lease liability, adjusted for lease payments made at or before the commencement date, initial direct costs incurred, and any lease incentives received. ROU assets are subsequently measured at cost less accumulated amortization and accumulated impairment losses, if any, and are adjusted for certain remeasurements of the related lease liability.

ROU assets are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset, unless the lease transfers ownership of the underlying asset to the Company or contains a purchase option that is reasonably certain to be exercised. In such cases, amortization is based on the estimated useful life of the underlying asset. Typical estimated useful lives are as follows:

Buildings	3 to 10 years

Medical equipment	3 to 5 years

If ownership of the leased asset transfers to the Company at the end of the lease term or the cost reflects the exercise of a purchase option, depreciation is calculated using the estimated useful life of the asset.

ROU assets are reviewed for impairment in accordance with the Company’s policy for non-financial assets.

Lease liabilities

At the commencement date of the lease, the Company recognizes lease liabilities measured at the present value of lease payments to be made over the lease term. The lease payments include the value of lease payments to be made over the lease term. The lease payments include fixed payments (including in-substance fixed payments) less any lease incentives receivable.

In calculating the present value of lease payments, the Company uses its incremental borrowing rate at the lease commencement date because the interest rate implicit in the lease is not readily determinable.

After the commencement date, the amount of lease liabilities is increased to reflect the accretion of interest and reduced for the lease payments made. Lease liabilities are remeasured when there is a modification to the lease agreement, a change in the lease term, a change in lease payments resulting from a change in an index or rate, or a reassessment of the likelihood of exercising a purchase, renewal, or termination option.

For operating leases, the Company recognizes lease expense on a straight-line basis over the lease term, which is included in general and administrative expenses in the condensed consolidated statements of operations. For finance leases, amortization of the ROU asset and interest expense on the lease liability are presented separately in the condensed consolidated statements of operations.

Impairment of non-financial assets

Long-lived assets

Property and equipment, intangible assets subject to amortization, right-of-use assets, and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. The impairment evaluation is performed at the asset group level, which is the lowest level for which identifiable cash flows are largely independent.

Impairment testing of long-lived assets is performed in accordance with ASC 360 and involves a two-step process:

●	Step 1: Recoverability is assessed by comparing the carrying amount of the asset (or asset group) to the estimated undiscounted future cash flows expected from its use and eventual disposition.

●	Step 2: If the carrying amount exceeds the undiscounted cash flows, the asset (or asset group) is considered not recoverable, and the Company then estimates its fair value, typically using discounted cash flow (DCF) techniques. An impairment loss is recognized for the amount by which the carrying amount exceeds the estimated fair value.

Goodwill

Goodwill is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that it may be impaired, in accordance with ASC 350. The impairment test is performed at the reporting unit level.

The Company may first perform a qualitative assessment (“Step 0” test) to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment considers factors such as macroeconomic conditions, industry trends, operating performance, and other relevant events.

If the Company determines that it is more likely than not that the fair value is less than the carrying amount, or if the Company bypasses the qualitative assessment, a quantitative impairment test is performed. This involves comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount exceeds the fair value, a non-reversible impairment loss is recognized, limited to the amount of goodwill allocated to that reporting unit.

Financial Instruments

Recognition and derecognition

Financial instruments are recognized in the condensed consolidated statements of financial position when the Company becomes a party to the contractual obligations of the instrument. On initial recognition, financial instruments are recognized at their fair value, and in the case of financial liabilities not at fair value through profit or loss (“FVTPL”), net of transaction costs that are directly attributable to the issue of such financial liabilities.

Financial assets are subsequently derecognized when payment is received in cash or other financial assets or if the debtor is discharged of its liability. A financial liability is derecognized when the obligation under the liability is discharged or cancelled or expires. When the terms of the liability are substantially modified, such an exchange or modification is treated as the derecognition of the original liability and the recognition of a new liability. The difference in the respective carrying amounts is recognized in the condensed consolidated statements of operations.

Classification

Subsequent to initial recognition, financial instruments are measured according to the category to which they are classified. All of the Company’s financial instruments are classified and measured at amortized cost or fair value.

The classification of financial asset and liabilities is driven by the Company’s business model for managing the assets or liabilities and their contractual cash flow characteristics. Financial assets that are held to collect contractual cash flows where those cash flows represent solely payments of principal and interest are measured at amortized cost. All of the Company’s financial assets and financial liabilities are measured at amortized cost, as the Company does not have any financial assets or liabilities held for trading.

Impairment

The Company does not have purchased credit-deteriorated financial assets. The Company recognizes an allowance for credit losses on financial assets measured at amortized cost, including trade and other receivables.

For trade and other receivables, the Company applies the current expected credit loss (CECL) model, which requires recognition of lifetime expected credit losses at the time the asset is recognized. The Company estimates expected credit losses using a combination of historical loss experience, current conditions, and reasonable and supportable forecasts, including relevant macroeconomic factors.

The allowance for credit losses is presented as a contra asset, and the carrying amounts of financial assets are presented net of the related allowance in the condensed consolidated balance sheets.

Inventory

Inventory is valued at the lower of cost and net realizable value. Cost is determined on a weighted average basis. Cost includes all direct expenditures and other appropriate costs incurred in bringing inventory to its present location and condition, net of consideration received from vendors. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated selling expenses. Inventories are written down to net realizable value when the cost of inventories is estimated to be unrecoverable due to obsolescence, damage, shrinkage, or declining selling prices. Write downs to inventory are non-reversible even when circumstances that previously caused inventories to be written down below cost no longer exist. The Company records consideration received from suppliers as a reduction to the cost of inventory. These amounts are recognized in cost of sales when the associated inventory is sold.

Convertible Debt

The Company accounts for convertible debt instruments in accordance with ASC 470, Debt, and ASU 2020-06, which eliminated the requirement to separately account for embedded conversion features as equity when certain criteria are met. As such, convertible debt instruments that do not require separate derivative accounting under ASC 815 are accounted for entirely as liabilities and recorded at amortized cost. Debt issuance costs are capitalized and amortized to interest expense over the term of the instrument using the effective interest method. Upon conversion, the carrying amount of the debt is reclassified to equity with no gain or loss recognized. If a convertible instrument contains an embedded feature that does not qualify for the equity scope exception, it is accounted for separately as a derivative liability at fair value with changes recognized in earnings.

Share-Based Compensation

Prior to the Merger, the Company maintained a Long-Term Omnibus Compensation Plan (the “Omnibus Plan”) under which it may grant stock options and restricted stock units (“RSUs”) or stock options to directors, officers, employees, and consultants. The Board of Directors administers the Omnibus Plan and is responsible for determining the eligibility of participants and the specific terms of each award, including vesting conditions, exercise prices, and expiration dates.

Under the terms of the Omnibus Plan, the aggregate number of common shares issuable pursuant to outstanding and future awards was limited to 10% of the Company’s issued and outstanding common shares at any given time. Awards that expire, were canceled, or were otherwise forfeited are returned to the plan pool and may be reissued under future grants. Each RSU entitles the holder to receive one common share upon vesting. Stock options, when granted, entitled the holder to purchase one common share per option at a fixed exercise price and may be exercised following vesting until their expiry. Awards under the plan did not carry voting or dividend rights prior to settlement.

In connection with the Merger completed on April 24, 2025, the Company adopted the Legal Acquirer’s Amended and Restated 2019 Incentive Award Plan (the “Amended 2019 Plan”).

The Amended 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock or cash-based awards, and dividend equivalent awards (the “Awards”). The Amended 2019 Plan authorizes the issuance of Awards covering an aggregate number of shares of common stock equal to the sum of:

i)	a base reserve of 24,621 shares;

ii)	an increase of 9,469 shares upon the closing of the Halo acquisition;

iii)	annual increases on the first day of each calendar year beginning January 1, 2021 and ending January 1, 2029, in accordance with the plan’s evergreen provisions. Under the evergreen provisions, the number of shares available for issuance under the Plan increases automatically on the first day of each year by the lesser of 10% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year or such smaller number as determined by the Board. Pursuant to this formula, the number of shares eligible for issuance under the Amended 2019 Plan increased by: 66,242 on January 1, 2022; 66,887 on January 1, 2023; 72,903 on January 1, 2024; and 183,010 on January 1, 2025.

iv)	In addition, an increase of 1,504,891 upon the Merger, an additional increase authorized to be issued under the Amended 2019 Plan as approved at a special meeting of the Stockholders’ on February 19, 2025, calculated by 20% of the common shares outstanding as of the Merger closing.

As of June 30, 2025, the maximum number of shares authorized for issuance under the Amended 2019 Plan was 1,928,023. Not more than 34,091 shares may be issued pursuant to Incentive Stock Options under the Amended 2019 Plan, which is included within the total authorized shares described above.

On July 16, 2021, Better Choice registered 10,227 shares of its common stock issuable under the Amended 2019 Plan in a registration statement on Form S-8. On January 25, 2022, an additional 65,909 shares were registered in a registration statement on Form s-8. On January 18, 2024, an additional 138,636 shares were registered in a registration statement on Form S-8.

In accordance with Accounting Standards Codification (“ASC”) 718 – Compensation—Stock Compensation, the Company measures share-based compensation cost at the fair value of the award on the grant date. For RSUs, fair value is based on the market price of the Company’s common shares on the date of grant. Compensation expense is recognized on a grade vesting basis over the requisite service period of the award, which can range from zero months to three years. The Company accounts for forfeitures as they occur.

Share-based compensation expense is included in general and administrative expenses in the condensed consolidated statement of operations. No stock options were granted during either period.

Significant accounting judgments, estimates and assumptions

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income and expenses. Actual results may differ from these estimates. Estimates and underlying assumptions are reviewed on an ongoing basis.

Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected. Information about critical judgments in applying accounting policies that have the most significant effects on the amounts recognized in the condensed consolidated financial statements is as follows:

●	Inventory

Inventories are carried at the lower of cost and net realizable value, which requires the Company to utilize estimates related to fluctuations in shrinkage, retail prices and shelf life. At each reporting date, the Company reviews its inventory and determines if a reserve is required for inventory.

●	Determination of asset groups for the purpose of impairment tests

The determination of asset groups for the purposes of impairment testing requires judgement when determining the lowest level for which identifiable cash flows are largely independent of other assets and liabilities. The Company evaluates how assets are used in operations and how cash flows are generated and monitored by management to determine appropriate asset groupings. These judgments can affect the timing and amount of impairment charges recognized in the condensed consolidated financial statements. Management has determined that the Company’s asset groups consist of the combined pharmacy locations that make up the pharmacy and sale of drugs operations, and the entities engaged in clinical trial services.

●	Impairment of non-financial assets

The Company evaluates non-financial assets, including goodwill, intangible assets, property and equipment, and right-of-use assets, for impairment in accordance with GAAP.

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired, in accordance with ASC 350, Intangibles—Goodwill and Other. The Company performs its annual impairment test for goodwill at the reporting unit level, which management determines based on judgment, considering how the business is managed and where discrete financial information is available.

Long-lived assets, including finite-lived intangible assets, property and equipment, and right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, in accordance with ASC 360, Property, Plant, and Equipment. Recoverability is assessed by comparing the carrying amount of the asset (or asset group) to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount exceeds the estimated future undiscounted cash flows, an impairment loss is recognized for the amount by which the carrying amount exceeds the asset’s fair value.

Estimating future cash flows requires significant judgment by management, particularly regarding assumptions related to future operating performance, market conditions, and the selection of appropriate discount rates. Actual results may differ from those estimates, potentially resulting in material changes to the carrying amount of these assets in future periods.

●	Intangible assets, goodwill and business combinations

The Company accounts for business combinations using the acquisition method. This involves the allocation of the costs of an acquisition to the underlying net assets acquired based on their estimated fair values. As part of this allocation process, management identifies and attributes values to the acquired intangible assets and any resulting goodwill. These determinations involve significant estimates and assumptions regarding cash flow projections, economic risk and discount rates. Management also exercises judgement in determining the estimated useful lives of intangible assets.

●	Business combination versus asset acquisition

Judgment is used in determining whether an acquisition is a business combination or an asset acquisition. The assessment required management to assess the inputs, processes and outputs of the Company acquired at the time of acquisition. Pursuant to the assessment, the transaction was considered to be a business combination and estimate of fair value of the consideration paid was allocated to the identifiable assets acquired with the remaining value allocated to goodwill (Note 4).

●	Reportable segments

The Company determines its reportable segments in accordance with ASC 280, Segment Reporting, based on how the Chief Operating Decision Maker (“CODM”) evaluates performance and allocates resources. Significant judgment is required in identifying operating segments, assessing their economic characteristics, and determining the appropriate level of aggregation.

Following the reverse merger completed on April 24, 2025, the Company has two reportable segments: Health Solutions and Consumer Products. The Health Solutions segment includes pharmacy operations, wholesale drug distribution, patient support programs, and diagnostic lab services, primarily based in Canada. The Consumer Products segment consists of the legacy Halo pet food business, which operates primarily in the United States and sells premium pet food and treat products.

The segments differ in economic characteristics, customer bases, and operational focus, and are evaluated separately by the CODM using key financial metrics such as revenue, gross margin, and Adjusted EBITDA. Prior to the merger, only the Health Solutions business was reflected in the Company’s operations.

Foreign currency translation

The Company operates in both the United States and Canada. The U.S. parent company conducts its operations in the United States, where the U.S. Dollar (USD) serves as the functional and reporting currency. SRx Canada conducts its operations in Canada, where the Canadian dollar (CAD) serves as the functional currency.

In accordance with ASC 830, Foreign Currency Matters, the financial statements of SRx Canada are translated into U.S. dollars for consolidation. Assets and liabilities are translated using exchange rates in effect at the balance sheet date, while revenues and expenses are translated using average exchange rates during the reporting period. Translation adjustments arising from this process are recorded in Accumulated Other Comprehensive Income (Loss) (“AOCI”), a component of shareholders’ equity, and excluded from net income until realized through sale or liquidation of the foreign operation.

New accounting standards

Recently adopted

There were no new standards that would have an impact on the condensed consolidated financial statements for the nine months ended June 30, 2025.

Note 4 – Business Combinations

Reverse Merger

On April 24, 2025, SRx Canada entered into an arrangement agreement (the “Arrangement Agreement”, or the “Reverse Merger”) with Better Choice Company, Inc. (“Better Choice”), a publicly listed company on the NYSE American, along with 1000994476 Ontario Inc. (“AcquireCo”), an indirect wholly-owned subsidiary of Better Choice, and 1000994085 Ontario Inc. (“CallCo”), a direct wholly-owned subsidiary of Better Choice, both existing under the laws of the Province of Ontario. Pursuant to the Arrangement Agreement, AcquireCo amalgamated with SRx Canada, with SRx Canada continuing as the surviving entity. As part of the reverse merger, Better Choice changed its name to SRx Health Solutions, Inc., and adopted the operations of SRx Canada as its primary business.

As consideration, Better Choice issued 8,898,069 shares of its common stock at $2.09 per share, and AcquireCo issued 19,701,935 exchangeable shares (convertible into Better Choice common stock on a 1:1 basis). Better Choice shareholders prior to the transaction retained 4,277,297 shares. Upon closing, former shareholders of SRx Canada held approximately 88% of the total combined voting power of the Company’s equity, and Better Choice shareholders retained approximately 12%. The transaction has been accounted for as a reverse acquisition under ASC 805, with SRx Canada identified as the accounting acquirer. The condensed consolidated financial statements reflect the historical operations of the accounting acquirer, with the equity structure retroactively adjusted to reflect the legal acquirer’s equity.

The total consideration transferred was less than the fair value of the net assets acquired, resulting in a preliminary bargain purchase gain of $1.69 million, which was recognized in the condensed consolidated statement of operations for the three months ended June 30, 2025.

The Company has not finalized the purchase price allocation pending completion of the valuation of assets acquired and liabilities assumed, including any intangible assets. Accordingly, the amounts recognized for the major classes of assets and liabilities acquired have not yet been determined.

In connection with the closing of the Reverse Merger, the Company issued 1,599,231 shares of common stock for advisory and professional services rendered to facilitate the completion of the close the transaction. These shares were issued in lieu of cash payment and were recorded as acquisition-related costs totaling $3.3 million in the condensed consolidated statement of operations for the period. The fair value of the shares issued was determined based on the closing trading price of the Company’s common stock on the date of issuance. No cash was exchanged in connection with these transactions.

In connection with the Reverse Merger, the Company also completed a private placement on April 24, 2025, issuing 1,280,000 shares of common stock and 2,756,697 pre-funded warrants for aggregate gross proceeds of $8.8 million. The transaction was exempt from registration under Section 4(a)(2) of the Securities Act.

On April 25, 2025, the Company entered into a consulting agreement with Terra Nova Business Holdings Inc., an arm’s length party, under which Terra Nova will provide international logistics and business development services in support of the Company’s Health Solutions segment. The agreement carries a term of 36 months with monthly consulting fees of $0.2 million.

As of June 30, 2025, the Company had recorded $8.6 million in prepaid expenses related to this agreement. Subsequent to June 30, 2025, the full prepaid amount was written off following the filing for creditor protection under the Companies’ Creditors Arrangement Act (“CCAA”) by SRx Health Solutions (Canada) Inc., the Company’s Canadian operating subsidiary. Refer to Note 23 – Subsequent Events for further details.

June 30, 2025
Common stock	$8,939
Total consideration	$8,939

Cash and cash equivalents	$5,940
Accounts receivable, net	5,320
Inventories, net	4,325
Prepaid expenses and other current assets	530
Fixed assets, net	118
Right-of-use assets, operating leases	50
Other LT assets	187
Total assets acquired	$16,470

Accounts payable	$4,858
Accrued liabilities	137
Line of credit, short-term	790
Operating lease liability, short-term	47
Operating lease liability, long-term	6
Total liabilities acquired	$5,838

Net assets acquired	$10,632

Bargain purchase gain	$1,693

The following unaudited pro forma financial information presents the combined results of operations of the Company as if the reverse merger with Better Choice had occurred on October 1, 2023, the beginning of the earliest period presented. The pro forma results include adjustments to reflect the acquisition date fair value of assets acquired and liabilities assumed, transaction costs, and the alignment of accounting policies.

(in thousands)	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Revenue	$13,934	$51,212	$57,886	$139,269
Net loss	$(6,147)	$(458)	$(23,248)	$(25,981)

This supplemental pro forma information is not necessarily indicative of what the Company’s actual results of operations would have been had the acquisition occurred at the beginning of the periods presented, nor does it purport to project future operating results of the combined entity.

Acquisition of pharmacies

The following table summarizes the preliminary fair value of the assets and liabilities acquired in business combinations for the three- and nine-month period ended June 30, 2024 (in thousands):

	Elora Apothecary Ltd.	Trailside Pharmacy Ltd.	0864009 B.C. Ltd.	Vaughan Endoscopy Clinic Inc.	Total - $
Total consideration transferred:
Cash consideration	1,138	541	1,755	-	3,434
Share consideration	109	109	183	-	401
Liabilities assumed	-	-	-	184	184
Total consideration	1,247	650	1,938	184	4,019
Assets
Cash	1	1	-	2	4
Accounts receivable	54	31	24	1	110
Inventories	101	66	62	-	229
Prepaid and other assets	10	15	166	27	218
Property and equipment	5	79	-	27	111
Right-of-use assets	72	591	103	379	1,145
Intangible assets (1)	579	193	830	-	1,602
Liabilities
Trade and other payables	(128)	(74)	(128)	(2)	(332)
Deferred tax liability	(150)	-	(214)	-	(364)
Lease liabilities	(72)	(591)	(103)	(379)	(1,145)
Net assets assumed	472	311	740	55	1,578

Goodwill	775	339	1,198	129	2,441

(1)	Intangible assets primarily consist of the customer list acquired in the business combination.

Acquisition of Elora Apothecary Ltd.

On October 6, 2023, the Company acquired the shares of Elora Apothecary Ltd. (“Elora”) as a business combination.

Elora is a retail pharmacy, located in Elora, ON, that provides customers with adequate prescription medications and other health related products and services.

The total purchase price consisted of cash consideration of $1.1 million and 32,962 common shares of the Company with a fair value of $0.1 million.

The excess of the purchase price over the net identifiable assets acquired and the liabilities assumed resulted in goodwill of $0.8 million, which is largely attributable to the assembled workforce acquired and the synergies from combining operations. Goodwill will not be deductible for tax purposes.

From the date of acquisition, Elora contributed $1.0 million of revenue and less than $0.01 million to income before income taxes during the nine-month period ended June 30, 2024.

Acquisition of Trailside Pharmacy Ltd.

On October 6, 2023, the Company acquired the shares of Trailside Pharmacy Ltd. (“Trailside”) as a business combination.

Trailside is a retail pharmacy located in Fergus, ON, that provides customers with adequate prescription medications and other health related products and services.

The total purchase price consisted of cash consideration of $0.5 million and 32,962 common shares of the Company with a fair value of $0.1 million.

The excess of the purchase price over the net identifiable assets acquired and the liabilities assumed resulted in goodwill of $0.3 million, which is largely attributable to the assembled workforce acquired and the synergies from combining operations. Goodwill will not be deductible for tax purposes.

From the date of acquisition, Trailside contributed $1.0 million of revenue and $(0.1) million to loss before income taxes during the nine-month period ended June 30, 2024.

The assets of Elora and Trailside were subsequently sold on August 31, 2024 for a total sale price of $1.3 million plus inventory, resulting in a loss of $0.4 million which is included in other expenses on the condensed consolidated statement of operations.

Acquisition of 0864009 B.C. Ltd.

On October 16, 2023 the Company acquired the shares 0864009 B.C. Ltd. (“Mediglen”) as a business combination.

Mediglen is a retail pharmacy, located in Coquitlam, BC, that provides customers with adequate prescription medications and other health related products and services. The acquisition of Mediglen compliments and is in line with the Company’s growth strategy.

The total purchase price consisted of cash consideration of $1.8 million and 54,936 common shares of the Company with a fair value of $0.2 million.

The excess of the purchase price over the net identifiable assets acquired and the liabilities assumed resulted in goodwill of $1.2 million, which is largely attributable to the assembled workforce acquired and the synergies from combining operations. Goodwill will not be deductible for tax purposes.

From the date of acquisition, Mediglen contributed $0.9 million of revenue and less than $0.1 million to income before income taxes during the nine-month period ended June 30,2024.

Acquisition of Vaughan Endoscopy Clinic Inc.

On February 29, 2024, the Company acquired the shares Vaughan Endoscopy Clinic Inc. (“VEC”) as a business combination.

VEC is a medical clinic, located in Vaughan, ON, that offers patients endoscopy and other health related services. The acquisition of VEC compliments and is in line with the Company’s growth strategy.

The total purchase price consisted of total consideration of $0.2 million.

The excess of the purchase price over the net identifiable assets acquired and the liabilities assumed resulted in goodwill of $0.1 million, which is largely attributable to the assembled workforce acquired and the synergies from combining operations. Goodwill will not be deductible for tax purposes.

From the date of acquisition, VEC contributed $0.2 million of revenue and less than $0.01 million to income before income taxes during the nine-month period ended June 30, 2024.

Note 5 – Trade and other receivables

	June 30, 2025	September 30, 2024
Receivables from third-party customers	$5,519	$4,223
Other receivables	2,460	2,883
Sales and income tax receivables	247	2,371
Less: Allowance for current expected credit losses (“CECL”)	(88)	(202)
	$8,138	$9,275

Trade receivables are non-interest bearing and are generally on terms of 30 to 60 days. There are no receivables due from third party customers that are past due and not impaired at each reporting date. Set out below are the changes in the CECL during each year.

	June 30, 2025	September 30, 2024
Opening balance	$202	$350
Less: Removal of accounts receivables	(202)	(350)
Plus: Provision for CECL	88	202
	$88	$202

Note 6 – Inventory

Inventories are summarized as follows:

	June 30, 2025	September 30, 2024
Finished goods	$4,582	$3,369
Inventory packaging and supplies	550	-
	$5,132	$3,369

Note 7 – Fixed assets

Fixed assets consist of the following:

	June 30, 2025	September 30, 2024
Computer equipment	$1,811	$1,689
Furniture and fixtures	775	603
Medical equipment	1,078	1,288
Automobiles	52	144
Buildings	-	2,293
Leasehold improvements	3,971	5,152
Signs	11	38
Total fixed assets	7,698	11,207
Accumulated depreciation	(4,628)	(5,176)
Fixed assets, net	$3,070	$6,031

Depreciation expense was $0.2 million and $0.5 million for the three and nine months ended June 30, 2025, respectively. Depreciation expense was $0.2 million and $0.4 million for the three and nine months ended June 30, 2024, respectively.

Note 8 – Intangible assets

	Nine months ended, June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Carrying Amount
Computer software	$242	$(212)	$-	$30
Domain/website	2	(1)	-	1
Customer lists	6,107	(2,993)	(2,690)	424
Charter license	918	(249)	-	669
Total intangible assets	$7,270	$(3,455)	$(2,690)	$1,124

	Twelve months ended, September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Carrying Amount
Computer software	$288	$(238)	$-	$50
Domain/website	2	(1)	-	1
Customer lists	10,816	(3,021)	(1,585)	6,210
Charter license	930	(190)	-	740
Total intangible assets	$12,036	$(3,450)	$(1,585)	$7,001

Amortization expense was $1.6 million and $2.4 million for the three and nine months ended June 30, 2025, respectively. Amortization expense was $0.6 million and $1.0 million for the three and nine months ended June 30, 2024, respectively.

The estimated future amortization of intangible assets is as follows:

July 1, 2025 – September 30, 2025	$79
2026	271
2027	255
2028	169
2029	98
Thereafter	252
Total	$1,124

The Company recognized an impairment loss of $1.6 million and $2.7 million during the three and twelve months ended September 30, 2024, and the three and nine months ended June 30, 2025, respectively, related to customer list intangible assets acquired through prior business combinations. The customer lists were tested for impairment prior to goodwill testing using the income approach, specifically a discounted cash flow (DCF) method. The impairment was the result of a decline in the estimated fair value of the customer lists below their carrying amount, based on updated projections of future cash flows attributable to customer relationships and the application of a discount rate reflecting current market conditions and entity-specific risks. The impairment charge is included in the condensed consolidated statement of operations and relates to the Pharmacy and Prescription Drug Sales reporting unit.

Note 9 – Goodwill

The change in the carrying amount of goodwill is summarized as follows:

	June 30, 2025	September 30, 2024
Beginning balance	$-	$18,346
Disposals	-	(1,115)
Acquisitions	-	2,438
Impairment expense	-	(19,669)
Ending balance	-	-

The Company allocates goodwill to its Pharmacy and Prescription Drug Sales reporting unit, which includes multiple operating segments primarily consisting of retail and specialty pharmacies, wholesale distribution of pharmaceuticals, patient support programs, and a diagnostic laboratory.

The impairment was primarily driven by significant adverse changes in expected future cash flows resulting from the Company’s loss of a key contract during the fourth quarter of fiscal 2024, which materially reduced projected revenue for the Pharmacy and Prescription Drug Sales reporting unit. The contract, which accounted for a substantial portion of the reporting unit’s revenue base, was not renewed due to changes in customer procurement strategy. In addition, challenging industry dynamics, including increased pricing pressure from payors and reduced reimbursement rates, contributed to lower long-term growth expectations and operating margin forecasts. These factors, combined with a higher discount rate reflecting increased market volatility and risk specific to the Company’s sector, resulted in a decrease in the estimated fair value of the reporting unit below its carrying amount, triggering goodwill impairment.

As September 30, 2024, the Company performed a quantitative goodwill impairment test for this reporting unit in accordance with ASC 350, Intangibles—Goodwill and Other. The fair value of the reporting unit was estimated using a discounted cash flow (DCF) analysis under the income approach. Based on the results of this analysis, the carrying amount of the reporting unit exceeded its fair value, resulting in a goodwill impairment charge of $19.7 million for the three and twelve months ended September 30, 2024, which was recognized in the condensed consolidated statement of operations for the period then ended.

Note 10 – Leases

The Company has lease contracts for various buildings used in its operations. Leases of buildings generally have lease terms between 3 and 10 years. The Company applied incremental borrowing rates that ranged from 2.46% to 8.58% for respective leases. The Company’s obligations under its leases are secured by the lessor’s title to the leased assets. The Company has several lease contracts that include extension and termination options. These options are negotiated by management to provide flexibility in managing the leased-asset portfolio and align with the Company’s business needs. Management exercises significant judgement in determining whether these extension and termination options are reasonably certain to be exercised.

ROU assets and lease liabilities consist of the following:

	June 30, 2025	September 30, 2024
Operating lease assets	$4,717	$6,490

Current operating lease liabilities	$1,190	$1,469
Non-current operating lease liabilities	3,854	5,623
Total Operating lease liabilities	$5,044	$7,092

Total lease costs for the three and nine months ended June 30, 2024 and 2025 were:

	Three Months ended June 30,		Nine Months ended June 30,
	2025	2024	2025	2024
Operating lease cost	$547	$666	$1,707	$1,816
Variable lease cost	-	-	-	-
Total lease cost	$547	$666	$1,707	$1,816

Approximate aggregate annual lease payments as of June 30, 2025:

Year	Operating Leases
July 1 – September 30, 2025	$399
2026	1,451
2027	1,314
2028	1,016
2029	746
Thereafter	1,136
Total	$6,062
Less: Imputed interest	(1,018)
Present value of net lease payments	$5,044

The following table includes supplemental lease information as at June 30, 2025:

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$551
Weighted average remaining lease term (in years)
Operating leases	4.78
Weighted average discount rate
Operating leases	7.74%

Note 11 – Debt

Short-term borrowings

	As at June 30, 2025	As at September 30, 2024
Revolving line of credit	$3,523	$3,555
Short-term loan	550	-
Bank indebtedness	4	160
Total	$4,077	$3,715

Revolving line of credit

Separately, in September 2023, the Company entered into a revolving line of credit agreement with Canadian Western Bank (“CWB”) that permits borrowings up to $3.7 million at a variable interest rate equal to the bank’s prime rate plus 1.5% per annum. The interest rate was 6.45% and 7.95% at June 30, 2025 and September 30,2024, respectively. Interest is payable monthly, and the Company may repay and reborrow amounts at its discretion, subject to the terms of the facility. As of June 30, 2025 and September 30, 2024, $3.5 million was outstanding under the CWB line of credit. Accrued interest was not material as of June 30, 2025 and September 30, 2024. The facility is unsecured and contains no financial covenants.

Revolving Loan – Better Choice

On September 20, 2024, the Company entered into a revolving credit facility (the “Promissory Note”) with Better Choice Company Inc. (“BTTR”), under which the Company could borrow, repay, and reborrow up to $750,000 at an interest rate of 12% per annum. On December 31, 2024, the Promissory Note was amended to permit additional borrowing of $720,000 at a revised interest rate of 11% per annum.

In January 2025, the Promissory Note was further amended to include a provision whereby the outstanding balance would be converted into common shares of the Company upon the closing of a business combination between the Company and BTTR. The Promissory Note was personally guaranteed by Adesh Vora, former CEO of the Company. The agreement contained no financial or non-financial covenants.

On April 24, 2025, in connection with the reverse merger between the Company and BTTR, the full outstanding balance of the Promissory Note, including accrued interest, was converted into common shares of the Company in accordance with the amended terms. As a result, the Promissory Note has been settled in full and derecognized from the financial statements as of June 30, 2025.

No gain or loss was recognized upon conversion. All prior-period balances related to this facility have been removed, and no amounts are outstanding under this facility as of June 30, 2025.

Term Facilities

Prior to September 18, 2023, the Company entered into senior secured term facilities with CWB Financial Limited (“CWB”) for a select number of its pharmacy locations. Under the terms of the facility with CWB the Company must maintain a minimum Debt Service Coverage ratio of at least 1.30x. The Debt Service Coverage ratio is based on the combined results for 1093507 B.C. Ltd., Alberta Specialty Rx Inc., ConnectRX Inc., Trillium Pharmaceuticals, Nepean Medical Pharmacy Inc., and two other associated corporations of the Company. On September 18, 2023, the Company refinanced its existing senior secured term debt with CWB under SRx Health Solutions Inc. Under the terms of the facility with CWB the Company must maintain a Senior Funded Debt to Adjusted EBITDA of less than 4.0x and a Fixed Charge Coverage Ratio of greater than 1.0x. As at June 30, 2025 and September 30, 2024, the Company is not in compliance with the covenants and as a result the entire CWB loan is classified as a current liability. The terms of these facilities have been summarized below.

	Interest rate	Maturity	As at June 30, 2025	As at September 30, 2024
	%		$	$
CWB Financial Limited	8.78%	September 2027	21,646	28,736
CWB Financial Limited	9.21%	October 2027	1,408	1,487
CWB Financial Limited	8.67%	November 2027	-	380
Total			23,054	30,603

Other borrowings

	Interest rate	Maturity	As at June 30, 2025	As at September 30, 2024
	%		$	$
CEBA loans	15%	December 2026	688	696
Macdonald DND Site Development LP	3%	September 2024	-	719
Meridian OneCap	6%	November 2027	-	31
Nu-quest Distribution Inc.	9%	September 30, 2026	2,851	-
Arbinder Sohi	12%	On demand	146	222
Total other borrowings			3,685	1,668
Long-term portion of other borrowings			1,903	696

The Company applied to CEBA (Canadian Emergency Business Account) program which is a government assistance program in the form of interest-free loans provided to small businesses during a period of revenue reduction due to COVID-19. The Company did not repay the loans by the original maturity date of January 19, 2024, and the loans now have a maturity date of December 31, 2026 and bear an interest rate at 5% per annum.

The following outlines the current and long-term portion of the term facilities during the year:

	As at June 30, 2025	As at September 30, 2024
Current portion of long-term borrowings	$24,836	$31,575
Long-term portion	1,903	696
Total	26,739	32,271

Note 12 – Convertible debentures

The amount of convertible debentures recorded during the year is composed of the following:

	Interest rate	Maturity	As at June 30, 2025	As at September 30, 2024
	%		$	$
Convertible debentures	15.0%	November 29, 2024	163	769
Better Choice Company Inc. convertible promissory note	25.0%	November 14, 2024	-	1,461
Convertible debentures	10%	January 2, 2025	439	-
Convertible debentures	8%	August 31, 2025	543	-
Total			1,145	2,230

The convertible debentures are automatically converted to equity at a 15% discount to the price per security issued at the time of an Initial Public Offering or liquidity event if this event occurs prior to the maturity date of December 31, 2023. The interest and principal is payable on maturity if a liquidity event has not occurred.

On December 31, 2023, the maturity date of the convertible debentures was extended to July 31, 2024, with the exception of $0.1 million in principal plus accrued interest that was repaid. On December 31, 2023 the interest rate was increased to 15% per annum from 5% per annum. This increase was applied retroactively from the date the cash was received. Additional amendments were provided to convertible debenture holders that further extended the maturity date. On November 29, 2024, convertible debentures with principal amounts $0.5 million plus accrued interest of $0.1 million were converted to common shares. On February 28, 2025, convertible debentures worth $0.1 million plus accrued interest of less than $0.1 million were converted to common shares.

During the nine-months ended June 30, 2025, the Company issued an additional $1.0 million in convertible debentures. The convertible debentures are converted to equity at a 115% of the principal amount plus accrued interest at the holders’ option.

Better Choice Convertible Note

On August 15, 2024, Better Choice Company Inc. (“BTTR”) entered into a convertible promissory note agreement with the Company in the principal amount of $1.45 million. The note included a provision allowing BTTR, under certain conditions, to convert the outstanding principal and any accrued interest into common shares of the Company based on a defined formula.

In connection with the reverse merger transaction that closed on April 24, 2025, the convertible promissory note was converted into common shares of the Company pursuant to its contractual terms and is no longer outstanding as of June 30, 2025. No gain or loss was recognized upon settlement.

Accordingly, the convertible promissory note has been derecognized from the financial statements and is not included in the June 30, 2025 condensed consolidated balance sheet. Prior-period fair value assessments and derivative accounting considerations are no longer applicable.

Accordingly, the convertible debentures and the convertible promissory note are accounted for as single financial liabilities. Upon initial recognition, the instruments are recorded at their transaction price, which approximates fair value.

Note 13 – Revenue

The Company’s disaggregated revenue is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Revenue recorded at point in time
Services provided by pharmacy
Retail pharmacy	$6,790	$41,438	$33,598	$113,921
Infusion services	207	428	724	948
Specialty clinics	142	111	411	417
Wholesale distribution of drugs and other medications	1	245	31	612
Patient support program	193	262	731	744
Clinical trial	213	7	792	8
Consumer packaged goods	2,673	-	2,673	-
Other service revenue	1,228	179	2,122	472
Total revenue	$11,447	$42,670	$41,082	$117,122

Note 14 – Segment information

The Company evaluated its operating segments in accordance with ASC 280, “Segment Reporting,” and determined that it operates with two reportable segments: Health Solutions and Consumer Products. The Health Solutions segment encompasses the Company’s network of pharmacies across Canada, representing the core business. The Legacy Consumer Products segment consists of the legacy Halo pet food business, which includes a range of premium pet products such as dry kibble, wet food, freeze-dried raw food, treats, and toppers for dogs and cats. While the Consumer Products segment operates across various sales channels, it remains a distinct and immaterial component of the overall business. The two segments are evaluated separately by the Chief Operating Decision Maker, reflecting differences in their operational dynamics, customer bases, and economic characteristics. This segmentation provides a clear view of the Company’s financial performance aligned with how management oversees and allocates resources across its distinct lines of business.

The Company’s Board of Directors, designated as the Chief Operating Decision Maker (“CODM”), evaluates performance and makes decisions based on financial information presented for the Company’s two reportable segments: Health Solutions and Consumer Products. The CODM reviews financial results separately for each segment, including revenues, gross margin, and Adjusted EBITDA, to assess performance and allocate resources accordingly. Resources are allocated based on the distinct operational needs and strategic priorities of each segment, reflecting their differing business models, customer bases, and economic characteristics.

The Board of Directors, as the CODM for the Company, does not review total assets when evaluating the performance of the Company’s operating segments. The Consumer Products segment operates an asset-light business model, utilizing third-party logistics (3PL) providers and outsourced manufacturing, resulting in minimal asset ownership. While the Health Solutions segment includes pharmacy operations that may have more significant asset balances, asset-related information is generally not a key factor in the CODM’s performance assessments and is therefore not presented.

Sales, gross margin, and net loss are presented separately for the Health Solutions and Consumer Products segments in the table below and collectively reconcile to the Company’s consolidated results as reflected in the condensed consolidated statement of operations. The Board of Directors, acting as the CODM, evaluates the performance of each segment individually, including significant segment-level expenses. These expenses, which are reviewed to assess operating performance and support resource allocation decisions, consist of the following (in thousands):

	Three Months Ended June 30, 2025		Nine Months Ended June 30, 2025
	Health Solutions	Consumer Products	Health Solutions	Consumer Products
Net sales	$8,774	$2,673	$38,409	$2,673
Cost of goods sold	5,386	2,642	28,144	2,642
Gross profit	3,388	31	10,265	31
Segment expenses:
Salaries and wages	4,678	504	14,433	503
Depreciation and amortization	802	309	2,614	309
Share-based compensation	916	2,032	2,385	2,032
Rent	243	7	696	7
Impairment expense	2,690	-	2,690	-
Other segment expenses (a)	2,874	5,786	11,018	5,786
Total segment expenses	12,203	8,638	33,836	8,637
Loss from operations	(8,815)	(8,607)	(23,571)	(8,606)
Other income (expense):
Interest expense	(16)	32	3,425	32
Other income	(1,005)	30	(3,378)	30
Bargain purchase gain	-	1,693	-	1,693
Total other income (expense)	(1,021)	1,755	47	1,755
Net loss before income taxes	(9,836)	(6,852)	(23,524)	(6,851)
Income tax expense	(133)	(5)	(835)	(5)
Deferred tax income (expense)	1,693	-	1,470	-
Net loss	$(8,276)	$(6,857)	$(22,889)	$(6,856)

(a)	Other segment expenses include employee benefits (including Canada Pension Plan, Employment Insurance, Registered Retirement Savings Plan matching, and staff bonuses), subcontracted and temporary labor, professional and consulting fees (legal, accounting, and general), insurance, IT and software costs, office and clinical supplies, sales and marketing, travel and meals, and various other general and administrative expenses.

The Company began reporting two operating and reportable segments – Health Solutions and Consumer Products – following the reverse merger completed on April 24, 2025. Prior to the merger, only the Health Solutions business was reflected in the condensed consolidated financial statements, and accordingly, financial information for the three and nine-month periods ended June 30, 2024 relates solely to the Health Solutions segment. Comparative information for the Consumer Products segment is not presented for those periods, as it was not part of the Company’s operations prior to the merger. For the three- and nine-month periods ended June 30, 2025, the Consumer Products segment reflects activity only from the merger date forward. Segment information for the Health Solutions business for the three- and nine-month periods ended June 30, 2024 is presented in the following table:

	Three months Ended June 30, 2024	Nine Months Ended June 30, 2024
	Health Solutions	Health Solutions
Net sales	$42,670	$117,122
Cost of goods sold	33,254	93,695
Gross profit	9,416	23,427
Segment expenses:
Salaries and wages	5,431	15,352
Depreciation and amortization	1,186	3,322
Share-based compensation	761	2,582
Rent	332	887
Other segment expenses (a)	3,028	9,483
Total segment expenses	10,738	31,627
Loss from operations	(1,322)	(8,200)
Other income (expense):
Interest expense	(1,132)	(3,259)
Other income	119	(69)
Total other income (expense)	(1,013)	(3,329)
Net loss before income taxes	(2,335)	(11,529)
Income tax expense	(345)	(157)
Deferred tax income (expense)	(435)	609
Net loss	$(3,115)	$(11,077)

(a)	Other segment expenses include employee benefits (including Canada Pension Plan, Employment Insurance, Registered Retirement Savings Plan matching, and staff bonuses), subcontracted and temporary labor, professional and consulting fees (legal, accounting, and general), insurance, IT and software costs, office and clinical supplies, sales and marketing, travel and meals, and various other general and administrative expenses.

Geographic Information

Revenue by geography is determined based on the customer’s location. For the three- and nine-month periods ended June 30, 2025, U.S. revenue reflects only legacy Halo activity, representing revenue from the Consumer Products segment, and includes results only from the date of the merger (April 24, 2025) onward. Revenue from the Health Solutions segment during the same period reflects activity exclusively in Canada. Segment information for Health Solutions for the three- and nine-month periods ended June 30, 2024, is presented in the following table. Summary financial data by geographic region for the periods indicated is as follows (in USD):

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
United States	$2,673	-	$2,673	-
Canada	$8,774	$42,670	$38,409	$117,122
Total	$11,447	$42,670	$41,082	$117,122

Long-lived assets for the periods indicated are as follows (in USD):

	As at June 30, 2025	As at September 30, 2024
United Sates	$4,090	$-
Canada	104	13,032
Total	$4,194	$13,032

The accounting policies of the segment are consistent with those described in Note 1 - Summary of Significant Accounting Policies.

Note 15 – Income taxes

For the three and nine months ended June 30, 2025, the Company recorded an income tax provision of $0.1 million and $0.8 million, respectively. The Company recorded an income tax provision of $0.3 million and $0.2 million for the three and nine months ended June 30, 2024, respectively.

For the three and nine months ended June 30, 2025, the Company recorded deferred tax income of $1.7 million and $1.5 million, respectively. The Company recorded deferred tax expense of $0.4 million for the three months ended June 30, 2024 and deferred tax income of $0.6 million for the nine months ended June 30, 2024.

For the three and nine months ended June 30, 2025 and 2024, the Federal and Provincial tax rates were 15.0% and 11.5%, respectively.

The Company’s U.S. operations are subject to a federal statutory tax rate of 21%, but due to a full valuation allowance against deferred tax assets related to net operating losses, the effective tax rate was less than 1% for the three and nine months ended June 30, 2025 and 2024, resulting in a minimal income tax provision.

Note 16 – Related party transactions

Related Party Loans and Balances

During the fiscal year ended September 30, 2024, and the nine month period ended June 30, 2025 prior to the Merger, SRx Canada, while privately held, engaged in non-interest-bearing working capital advances with its largest shareholder and entities under common control, intended to provide short-term liquidity. These advances were non-interest-bearing, not governed by formal written agreements, and SRx Canada did not incur or recognize interest expense in connection with these transactions.

As previously disclosed, for the fiscal year ended September 30, 2024, and the interim periods ended March 31, 2025, all material related party loans were forgiven and the Company recorded a capital contribution. No amounts remained outstanding prior to the merger.

During the pre-merger period in the three months ended June 30, 2025, as a result of historical clean-ups, the net related party balances transitioned into a payable position. This included a $1.4 million balance due to Adesh Vora, the Company’s former Chief Executive Officer. The recognition of this payable was recorded as an increase to beginning accumulated deficit and reflected as a non-cash capital distribution in the condensed consolidated statement of changes in shareholders’ equity for the period.

As of June 30, 2025 and September 30, 2024 there were no other related party loans or receivables outstanding for any shareholder with greater than 10% ownership, and the Company does not intend to enter into similar related party lending arrangements in the future.

Related party balances are summarized as follows:

	June 30, 2025	September 30, 2024
Due from former affiliates	$-	$277
Due from shareholders related to acquisitions	-	92
Total Due from related parties	-	369
Due to former affiliates	(7)	(195)
Due to shareholders related to acquisitions	(75)	(93)
Ending (Due to) Due from related parties, net	$(82)	$81

Governance and Controls

The Company has adopted a formal Related Party Transaction Policy to ensure appropriate oversight of any future transactions with related parties. All related party transactions are subject to review and approval by the Audit Committee of the Board of Directors, in accordance with SEC Regulation S-K Item 404 and the Company’s internal policies.

Note 17 – Share issuances and warrants

The fair value of warrants issued is based on the market price of the Company’s common shares on the issue date. All unexercised warrants outstanding at SRx Canada expired prior to the Merger.

The following table summarizes the continuity of the Company’s warrants. Note all pre-merger warrants listed below have been presented to reflect the legal acquirer’s capital structure:

	Warrants #	Weighted average price $
Warrants Outstanding on September 30, 2023	-	-
Issued	232,438	2.02
Exercised	-	-
Expired	-	-
Warrants Outstanding on September 30, 2024	232,438	$2.02
Issued	3,006,077	2.08
Exercised	(127,538)	1.99
Expired	(404,279)	1.98
Assumed in Merger	368,345	109.50
Warrants Outstanding on June 30, 2025	3,075,042	$14.94

On April 24, 2025, the Company issued to a single investor a combination of 1,280,000 shares of common stock, and 2,756,697 shares of pre-funded warrants to purchase Company Common Stock, (total of 4,036,697 shares issued) at a price of $2.18 per share, or $8.8 million in the aggregate, in a private placement transaction. No additional consideration is required to be paid to exercise the warrants and the warrant does not expire until conversion. The aggregate exercise price, except for a nominal $0.001 per share, was fully prepaid by the investor at issuance, requiring no additional consideration for exercise. The transaction was accounted for as an equity issuance because the number of common shares issuable upon exercise of the warrant is fixed. The proceeds were allocated between common share capital and warrants (additional paid-in capital) based on the $2.18 stock price and the par value of the shares issued. As of June 30, 2025, all 2,756,697 of these pre-funded warrants remained outstanding.

Additionally, during the nine months ended June 30, 2025, the Company issued 1,941,120 shares to for the settlement of inventory-related accounts payable of $2.9 million, and professional fee-related accounts payable of $3.1 million. The professional fees related to professional services provided for capital market activities (investor relations, legal, advisory, etc). No shares were issued in lieu of cash payments during the three months ended June 30, 2025 or three and nine months ended June 30, 2024.

Proceeds are intended to be used for general corporate purposes, including working capital and operational expenses. Issuance costs were not material and were expensed as incurred.

Note 18 – Loss per share

For the three months ended June 30:	2025	2024
Numerator:
Net loss	(15,133)	(3,115)
Denominator:
Weighted average number of common shares outstanding (basic and diluted)	20,401,138	21,922,889

Net loss per share attributable to common stockholder, basic	$(0.74)	$(0.14)
Net loss per share attributable to common stockholder, diluted	$(0.74)	$(0.14)

For the nine months ended June 30:	2025	2024
Numerator:
Net loss	(29,745)	(11,077)
Denominator:
Weighted average number of common shares outstanding (basic and diluted)	19,334,671	22,005,842

Net loss per share attributable to common stockholder, basic	$(1.54)	$(0.50)
Net loss per share attributable to common stockholder, diluted	$(1.54)	$(0.50)

Basic and diluted net loss per share are the same for all periods presented, as the inclusion of potentially dilutive securities would have been anti-dilutive due to the net loss. The Company excluded the following potentially dilutive securities from the calculation of diluted net loss per share as at June 30, 2025: 377,290 convertible debt instruments. The Company excluded the following potentially dilutive securities from the calculation of diluted net loss per share as at June 30, 2024: 312,033 convertible debt instruments and 981,495 of restricted stock units.

These securities could potentially dilute earnings per share in the future but were not included in the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive.

Note 19 – Share-based compensation

In connection with the Merger completed on April 24, 2025, the Company has adopted the Legal Acquirer’s Amended and Restated 2019 Incentive Award Plan (the “Amended 2019 Plan”). As of June 30, 2025, the maximum number of shares authorized for issuance under the Amended 2019 Plan was 1,928,023. Not more than 34,091 shares may be issued pursuant to Incentive Stock Options under the Amended 2019 Plan, which is included within the total authorized shares described above. Refer to Management’s Discussion and Analysis for more information.

Awards are measured at grant date fair value in accordance with ASC 718, and compensation expense is recognized over the vesting period on a grade vesting basis.

During the three months ended June 30, 2025 and 2024, the Company recognized $2.9 million and $0.8 million, respectively, of share-based compensation expense. During the nine months ended June 30, 2025 and 2024, the Company recognized $4.5 million and $2.6 million, respectively, of share-based compensation expense.

During the pre-merger period in the nine months ended June 30, 2025, the Company issued an aggregate of 290,611 restricted stock units (“RSUs”) to certain directors, officers, and employees, which auto vested upon the Merger closing, and as such, the Company recorded share-based compensation expense of $0.5 million upon issuance. The weighted average grant-date fair value of these RSUs was $1.67 per share.

In April 2025, the Company granted 890,192 shares of restricted common stock to certain directors, officers, and employees as performance bonus compensation. These restricted stock awards were immediately vested and, as such, the Company recorded share-based compensation expense of $1.9 million upon issuance. The weighted average grant-date fair value of these restricted stock grants was $2.09 per share.

Additionally, the Company recognized an additional $2.1 million of share-based compensation expense related to the auto-vesting and settlement of RSUs prior to the recapitalization.

In April 2025, the Company effectuated a Reverse Merger, pursuant to which all outstanding RSUs were converted, at the RSU holder’s election, into a share of common stock or an exchangeable share of common stock of the post-merger entity in accordance with the applicable conversion ratio.

The fair value of RSUs granted is based on the market price of the Company’s common shares on the grant date. The following table summarizes the continuity of the Company’s RSUs:

	RSUs #	Weighted average price $
RSUs Outstanding on September 30, 2023	1,530,024	$3.35
Issued	1,291,530	2.38
Vested	(1,066,147)	3.35
Forfeited and cancelled	(160,775)	3.19
RSUs Outstanding on September 30, 2024	1,594,641	$2.49
Issued	561,548	1.97
Vested	(2,154,356)	2.37
Forfeited and cancelled	(4,833)	2.38
RSUs Outstanding on June 30, 2025	-	$-

Note 20 – Financial instruments

(a)	Fair value of financial instruments

Fair value hierarchy Levels 1 to 3 are based on the degree to which the fair value is observable:

Level 1 fair value measurements are those derived from quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 fair value measurements are those derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices); and

Level 3 fair value measurement are those derived from valuation techniques that include inputs for the asset or liability that are not based on observable market data (unobservable inputs).

The Company has assessed that the fair value of cash, trade and other receivables, and related party receivables, trade and other payables and related party payables approximate their carrying amounts largely due to the short-term maturities of these instruments.

The carrying amount of the Company’s borrowings are considered to be the same as their fair values, as the terms of the Company’s borrowings are considered to be consistent with the commercial terms prevalent for similar loans. The Company has classified its convertible debt as a Level 3 financial instrument due to the use of unobservable inputs in its valuation.

The Company has no financial instruments classified as Level 2.

(b)	Financial risk management

The Company’s activities expose it to a variety of financial risks: credit risk, liquidity risk and market risk (primarily interest rate risk). Risk management is carried out by the Company by identifying and evaluating the financial risks inherent within its operations. The Company’s overall risk management activities seek to minimize potential adverse effects on the Company’s financial performance.

(i)	Liquidity risk

The Company is exposed to liquidity risk related to its financial liabilities, including trade payables, long-term borrowings, and promissory notes. Management monitors liquidity through cash flow forecasts and maintains access to credit facilities.

The following table summarizes the contractual maturities of the Company’s financial liabilities (including principal and interest) on an undiscounted basis:

June 30, 2025

(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5 and over	Total
Long-term borrowings	$24,836	$1,903	$-	$-	$-	$26,739
Convertible debentures	1,145	-	-	-	-	1,145
Due to related parties	82	-	-	-	-	82
Short-term borrowings	4,077	-	-	-	-	4,077
Trade and other payables	41,638	-	-	-	-	41,638
Total	71,778	1,903	-	-	-	73,681

September 30, 2024

(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5 and over	Total
Long-term borrowings	$31,575	$-	$696	$-	$-	$32,271
Convertible debentures	2,230	-	-	-	-	2,230
Due to related parties	288	-	-	-	-	288
Short-term borrowings	3,715	-	-	-	-	3,715
Trade and other payables	41,697	-	-	-	-	41,697
Total	79,505	-	696	-	-	80,201

Note 21 – Disposal of assets

On October 18, 2024, the Company sold the assets of Niagara Community Pharmacy Ltd. for a total net proceeds of $2.4 million plus inventory of $0.3 million, for total sale price of $2.7 million. The net assets sold had a carrying value of $1.4 million, resulting in a gain of $1.3 million, which is recognized as other income on the condensed consolidated statement of operations.

On December 20, 2024, the Company sold the assets of P.A. Pharmacy Limited for a total sale price of $2.8 million plus inventory in excess of $0.1 million, for a total sale price of $2.9 million. The net assets sold had a carrying value of $0.8 million resulting in a gain of $2.1 million, which is recognized as other income on the condensed consolidated statement of operations.

On February 20, 2025, the Company sold the warehouse building and entered into a sale leaseback agreement with the purchasers. The total sale price was $1.2 million, resulting in a gain of $0.4 million, which is recognized as other income on the condensed consolidated statement of operations.

On April 30, 2025, the Company sold the assets of Clearbrook Pharmacy (1987) for a total sale price of $0.8 million plus inventory of $0.1 million, for a total sale price of $0.9 million. The net assets sold had a carrying value of $0.5 million resulting in a gain of $0.4 million, which is recognized as other income on the condensed consolidated statement of operations.

On June 16, 2025, the Company sold the assets of Greg’s Drug Ltd. for a total sale price of $0.8 million plus inventory of $0.1 million, for a total sale price of $0.9 million. The net assets sold had a carrying value of $0.5 million resulting in a gain of $0.4 million, which is recognized as other income on the condensed consolidated statement of operations.

Additionally, the Company incurred $0.3 million of losses on other asset disposals within the nine month period ending June 30, 2025, resulting in a net total gain of $4.3 million for the nine month period ending June 30, 2025 recorded on the condensed consolidated statement of operations.

Note 22 – Commitments and contingencies

The Company may be involved in legal proceedings, claims, and regulatory, tax, or government inquiries and investigations that arise in the ordinary course of business resulting in loss contingencies. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Legal costs such as outside counsel fees and expenses are charged to expense in the period incurred and are recorded in selling, general, and administrative (“SG&A”) expenses. The Company does not accrue for contingent losses that are considered to be reasonably possible, but not probable; however, the Company discloses the range of such reasonably possible losses if estimable. Loss contingencies considered remote are generally not disclosed. No assets are pledged as security for these loans.

Litigation is subject to numerous uncertainties and the outcome of individual claims and contingencies is not predictable. It is possible that some legal matters for which reserves have or have not been established could result in an unfavorable outcome for the Company and any such unfavorable outcome could be of a material nature or have a material adverse effect on the Company’s condensed consolidated financial condition, results of operations and cash flows. Management is not aware of any claims or lawsuits that may have a material adverse effect on the condensed consolidated financial position or results of operations of the Company.

Note 23 – Subsequent events

The Company has evaluated subsequent events and transactions that occurred after the condensed consolidated statement of financial position date up to the date that the financial statements were issued for potential recognition or disclosure. Other than the following, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On July 11, 2025, the Company sold the assets of 3788602 Manitoba Ltd. for a total sale price of $1.8 million inclusive of inventory, resulting in a gain of $1,066, which will be recognized on the condensed consolidated statement of operations.

Equity Line of Credit (ELOC)

On July 7, 2025, the Company entered into a Common Share Purchase Agreement with a Lead Investor, granting the Company the right to sell up to $50 million of common shares, capped at 19.99% of outstanding shares unless stockholder approval is obtained or issuance meets “at market” exceptions under NYSE American rules. As commitment consideration, the Company issued $1 million in Commitment Shares (valued at the VWAP price) and agreed to reimburse up to $35,000 of investor expenses. A related Registration Rights Agreement obligates the Company to file a resale registration statement. The ELOC remains unutilized as of the date of this report.

Convertible Note and Warrant Financing

Also on July 7, 2025, the Company entered into a Securities Purchase Agreement with investors, issuing $7.65 million aggregate principal amount of senior secured convertible notes at an original issue discount. The notes bear interest at 8% per annum, mature on July 8, 2027 (subject to extension on default), and are convertible into common stock at $0.6274 per share (subject to adjustment). Investors also received warrants for 21,338,062 shares, exercisable three years post-issuance at $0.6274. The securities are secured by substantially all U.S. assets and certain subsidiary equity under a Security and Pledge Agreement. SRX also entered into a Registration Rights Agreement covering the resale of shares issuable upon conversion or exercise.

Share Cancellation Settlement Agreement

On August 1, 2025, the Company entered into a Settlement, Share Forfeiture and Mutual Release Agreement with certain of the original founders and officers of SRx Canada, including Adesh Vora, a former director and executive officer. Pursuant to the Agreement, an aggregate of 18,839,332 shares were forfeited and cancelled. Of the total cancelled, 376,121 were common shares of the Company and remaining were exchangeable into shares of the Company’s common stock on a one-for-one basis. These shares were originally issued in connection with the merger between SRx Canada and Better Choice in April 2025. The cancellation represents approximately 46% of the Company’s total issued and outstanding shares on a fully diluted basis prior to the settlement. This settlement was executed after the reporting date and is not reflected in the condensed consolidated financial statements as of June 30, 2025.

Companies’ Creditors Arrangement Act “CCAA” Filing

Also on August 11, 2025, SRx Canada, a wholly owned subsidiary of the Company, commenced proceedings under the Companies’ Creditors Arrangement Act (Canada) (“CCAA”) with the Ontario Superior Court of Justice (the “Court”). The CCAA filing was made in response to liquidity constraints and the inability to refinance maturing obligations.

In connection with the CCAA proceedings, SRx Canada sought a stay of proceedings and approval of debtor-in-possession (“DIP”) financing to provide stability while it considers strategic alternatives, which may include a restructuring transaction or the sale of all or substantially all of its business or assets through a court-supervised process. As of the date of this filing, neither the Company nor its other subsidiaries, including Halo, Purely for Pets, Inc., has made any filing under any bankruptcy or insolvency legislation in the United States or Canada.

The CCAA filing and Settlement Agreement represent significant subsequent events. The Company’s condensed consolidated financial statements as of and for the period ended June 30, 2025 do not reflect the impact of these developments, as they occurred after the reporting date.

To assist stakeholders in evaluating the Company’s financial position, pro-forma financial information for the three and nine months ended June 30, 2025 is presented below. The pro forma results reflect only the U.S. operations, which are not subject to the CCAA proceedings and do not have associated debt obligations. These pro forma figures are presented for illustrative purposes only and do not reflect actual or anticipated outcomes of the CCAA process.

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Net sales	$5,160	$8,542	$19,477	$22,147
Cost of goods sold	3,890	5,289	13,220	15,748
Gross margin	1,269	3,253	6,257	6,399

Selling, general and administrative	5,609	3,977	13,208	13,779
Gain on sale of assets	(5,993)	-	(5,993)	-
Impairment of intangible assets	-	-	-	8,532
Total Expenses	(384)	3,977	7,215	22,312

Operating income (loss)	1,653	(724)	(958)	(15,913)
Interest income (expense), net	30	(180)	183	(975)
Gain on extinguishment of debt	-	3,561	-	3,561
Other income	32	-	130	-
Change in fair value of warrant liabilities	-	-	-	(1,575)
Net income (loss) before taxes	1,715	2,657	(646)	(14,903)
Income tax (expense) income	5	3	5	2
Net income (loss) after taxes	1,710	2,654	(651)	(14,905)

Shares issued for professional fees

In July 2025, the Company issued 2,193,355 shares of common stock to certain arm’s length advisors in exchange for certain professional advisory fees rendered in connection with the Company’s financing and capital markets activities, and the shares were issued with a weighted average price of $0.61 per share.

Share Exchange Agreement

On August 21, 2025, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with Halo Spin-Out SPV, Inc., a Delaware corporation (“SPV”), whereby the Company acquired the 17% interest of the Common Stock of Halo, Purely for Pets, Inc., (“Halo”) held by SPV, in exchange for the issuance of 4,950,000 shares of the Common Stock of the Company to SPV. Upon execution of the agreement, the Company regained 100% ownership of Halo.

Shares issued to related parties

On August 25, 2025, the Company issued to certain directors, officers and employees an aggregate of 2,396,697 shares of restricted common stock as performance bonus compensation. The restricted stock awards were immediately vested with a weighted average price of $0.40 per share.

On September 16, 2025, the Company issued to certain current and former directors an aggregate of 196,000 shares of restricted common stock at a weighted average issue price of $0.35 per share.

Additionally, between July and September 2025, the Company issued 394,780 shares of common stock pursuant to a retraction of shareholders’ exchangeable shares which converted into a share of common stock. These shareholders were former employees and shareholders of SRx Canada that initially received exchangeable shares in the Merger.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. The financial condition, results of operations and cash flows discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of SRx Health Solutions Inc. and its consolidated subsidiaries, collectively, the “Company,” “SRx,” “we,” “our,” or “us”. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. A description of material factors known to us that may cause our results to vary or may cause management to deviate from its current plans and expectations, is set forth under “Risk Factors.” See “Cautionary Note Regarding Forward-Looking Statements.” The following discussion should also be read in conjunction with our audited consolidated financial statements including the notes thereto appearing elsewhere in this filing. Accordingly, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview and Outlook

At SRx, we make specialty healthcare simple for Canadians.

We are a fully integrated Canadian healthcare services provider operating at the intersection of pharmacy, clinical services, and pharmaceutical distribution. Our mission is to simplify access to complex therapies and improve health outcomes for patients with chronic, rare, or specialty conditions. Through the strategic development of the SRx Network—a national platform of advanced specialty healthcare infrastructure—we are redefining how specialty care is delivered across Canada.

The SRx Network includes approximately 30 specialty pharmacies, 37 specialty health clinics, two clinical trial sites, a diagnostics lab, national Patient Support Programs (PSPs), a multi-disciplinary allied health and nursing services team, and a fully owned, Health Canada–accredited pharmaceutical wholesale and distribution facility in Mississauga, Ontario. With operations spanning all ten Canadian provinces, SRx is one of the country’s most accessible and scalable providers of customized specialty healthcare solutions. Our geographic footprint and integrated model uniquely position us to deliver continuity of care while supporting a rapidly evolving specialty drug ecosystem.

Specialty drugs—the core focus of our clinical and pharmacy operations—are high-cost, high-complexity therapies used to treat chronic, complex, or rare diseases. These drugs often exceed $6,000 annually and require advanced logistics, clinical oversight, and patient engagement to be used effectively. As these therapies become more central to modern medicine, SRx’s infrastructure, experience, and national reach provide a meaningful competitive advantage.

Our platform supports a collaborative network of stakeholders, including physicians, pharmacists, nurses, PSP providers, pharmaceutical manufacturers, distributors, and third-party payors. This interconnected ecosystem enables us to streamline the management and distribution of specialty therapies—delivering value to patients, providers, and partners alike.

Looking ahead, we believe that increasing demand for specialty medications, alongside health system capacity challenges, will continue to drive strong tailwinds for our model. With an established footprint, a growing pipeline of partnerships, and a demonstrated ability to scale efficiently, SRx is well-positioned to expand our leadership role in Canada’s specialty healthcare landscape.

Recent Corporate Developments

In 2023, the Company executed a number of strategic acquisitions aimed at expanding its national footprint, enhancing service capabilities, and strengthening its position in the specialty healthcare market. By contrast, 2024 saw a deliberate slowdown in acquisition activity, as the Company shifts focus toward integration, operational optimization, and organic growth initiatives across the existing SRx Network.

The Company was not in compliance with certain financial covenants related to its loan facility with Canadian Western Bank (“CWB”) as of June 30, 2025, which resulted in the debt being callable by the lender. During the quarter, the Company actively engaged in discussions with CWB to address the non-compliance. Subsequent to June 30, 2025, the Company sought creditor protection under a formal restructuring proceedings under the Companies’ Creditors Arrangement Act (Canada) (“CCAA”). Refer to Note 23 – Subsequent events for more information.

On April 24, 2025, SRx Canada completed a business combination with Better Choice Company, Inc. Refer below and to Note 4 – Business Combinations for further information.

On April 30, 2025, Better Choice Company, Inc. completed its name change to SRx Health Solutions Inc. and started trading under the new ticker symbol ‘SRXH’ on the NYSE American. Concurrent with the transaction events, the following management team and Board of Directors changes occurred: Michael Young resigned from his role as Chairman and remained on the Board; Adesh Vora was named Executive Chairman of the Board; Kent Cunningham remained in his role as Chief Executive Officer; Carolina (Nina) Martinez remained in her role as Chief Financial Officer; and Davender Sohi was named President.

On June 10, 2025, Davender Sohi resigned from his role as President.

On June 11, 2025, the Company announced the following management team and Board of Directors changes: Lionel Conacher, current Board member, was appointed as Chairman of the Board; Adesh Vora, current Executive Chairman, remained on the Board and was appointed Chief Executive Officer; and Kent Cunningham, current Chief Executive Officer, assumed role as President.

On July 15, 2025, Kent Cunnigham, current President, was reappointed as Chief Executive Officer, and Adesh Vora, current Chief Executive Officer and Board member, was named Vice Chairman of the Board.

On August 12, 2025, the Company initiated restructuring proceedings for its SRx Canada subsidiaries under the CCAA. Refer to Note 23 – Subsequent events for more information.

On August 13, 2025, Adesh Vora resigned from his role as Vice Chairman and was no longer a shareholder nor Board member of the Company.

On August 14, 2025, the Company announced the cancellation of approximately 18.8 million shares of its fully diluted capital stock, of which majority were exchangeable shares of common stock. Refer to Note 23 – Subsequent events for more information.

Arrangement Agreement

On September 3, 2024, SRx Health Solutions Inc. (“SRx”), a corporation organized under the laws of the Province of Ontario, announced that it had entered into an arrangement agreement (the “Arrangement Agreement”) with Better Choice Company Inc. (“Better Choice”), a publicly listed company on the NYSE American, along with 1000994476 Ontario Inc. (“AcquireCo”), an indirect wholly-owned subsidiary of Better Choice, and 1000994085 Ontario Inc. (“CallCo”), a direct wholly-owned subsidiary of Better Choice, both existing under the laws of the Province of Ontario. Pursuant to the Arrangement Agreement and the related Plan of Arrangement, SRx will be acquired by Better Choice in an all-stock transaction through a statutory amalgamation under Canadian law between SRx and AcquireCo (the “Amalgamation”).

Following the Amalgamation, all property, rights, obligations and liabilities of SRx will become those of the newly formed amalgamated entity (“Amalco”), which will operate as an indirect wholly owned subsidiary of Better Choice. The Arrangement Agreement was subsequently amended on December 6, 2024, January 24, 2025, and February 25, 2025.

Under the terms of the Amalgamation, each issued and outstanding common share of SRx will be converted, based on a defined exchange ratio (the “Exchange Ratio”), into either shares of common stock of Better Choice (“BTTR Common Stock”) or, at the election of the holder, exchangeable shares of Amalco. These exchangeable shares will be convertible on a one-for-one basis into BTTR Common Stock. The Exchange Ratio will be calculated five business days prior to closing, based on the trailing 30-day volume-weighted average price of BTTR Common Stock on the NYSE American, subject to an aggregate collar of 19,750,000 to 30,000,000 shares. The Amalgamation reflects an assigned equity value of SRx of USD $80 million, assuming net debt at closing of USD $43 million, subject to a two-way adjustment. All outstanding SRx warrants and restricted stock units will be settled or terminated prior to closing.

The transaction was unanimously approved by the boards of directors of both SRx and Better Choice. The shareholders of SRx approved the Amalgamation at a meeting held on February 26, 2025, and Better Choice shareholders approved the transaction at a special meeting on March 21, 2025. The transaction closed on April 24, 2025 and the Company began trading under its new legal name and ticker on April 30, 2025.

Following the completion of the Amalgamation, Better Choice intends to continue operating its premium and super-premium pet product brands under the Halo brand, while SRx will continue to operate as a cornerstone of the Combined Company’s healthcare business. The Combined Company aims to become a leading global health and wellness platform, offering a portfolio of solutions designed to support better choices for both people and pets.

Results of Operations for the nine months ended June 30, 2025 and 2024

The following table sets forth our condensed consolidated results for the periods presented (in thousands):

	Nine Months Ended June 30,		Change
	2025	2024	$	%
Net sales	$41,082	$117,122	$(76,040)	(65)%
Cost of goods sold	30,786	93,695	(62,909)	(67)%
Gross profit	10,296	23,427	(13,131)	(56)%
Operating expenses:
Selling, general and administrative	39,783	31,627	8,156	26%
Impairment expense	2,690	-	2,690	100%
Total operating expenses	42,473	31,627	10,846	34%
Loss from operations	(32,177)	(8,200)	(23,977)	(292)%
Other income (expense):
Other Income (expense)	3,457	(69)	3,526	5110%
Interest income (expense), net	(3,348)	(3,260)	(88)	3%
Bargain purchase gain	1,693	-	1,693	100%
Total other expense	1,802	(3,329)	(5,131)	(45)%
Net loss before income taxes	(30,375)	(11,529)	(18,846)	163%
Income tax (expense) income	(840)	(157)	(683)	435%
Deferred tax income (expense)	1,470	609	861	141%
Net loss available to common stockholders	$(29,745)	$(11,077)	$(18,668)	169%

Net sales

We generate revenue primarily through our specialty pharmacy operations, including the dispensing of high-cost prescription medications reimbursed by third-party payors. Revenue is recognized when control transfers to the customer, typically at the time a prescription is filled, or a service is rendered. Most transactions involve a single performance obligation. Reported net sales are reduced by trade promotions, discounts, and co-pay assistance programs, which are estimated and recorded as reductions to gross revenue. We also maintain a revenue reserve for expected product returns based on historical patterns. While specialty pharmacy remains our core revenue driver, we continue to expand into clinical services, diagnostics, and wholesale distribution, which are expected to contribute more meaningfully over time.

Information about our revenue channels is as follows (in thousands):

	Nine Months Ended June 30,
	2025		2024
Services provided by pharmacy
Retail pharmacy	$33,598	82%	$113,921	97%
Infusion services	724	2%	948	1%
Specialty clinics	411	1%	417	0%
Wholesale distribution of drugs and other medications	31	0%	612	1%
Patient support program	731	2%	744	1%
Clinical trials	792	2%	8	0%
Consumer packaged goods	2,673	7%	-	0%
Other service revenue	2,122	4%	472	0%
Total revenue(1)	$41,082	100%	$117,122	100%

(1)	None of the Company’s customers represented greater than 10% of net sales for the nine months ended June 30, 2025 or 2024.

Net sales decreased by $76.0 million, or 65%, to $41.1 million for the nine months ended June 30, 2025, compared to $117.1 million for the nine months ended June 30, 2024. The decrease was primarily attributable to significant operational disruptions driven by liquidity constraints, which limited our ability to purchase and dispense high-cost specialty medications. As a result, patient volumes and prescription fulfillment rates declined across our specialty pharmacy and clinic operations. Additionally, staffing and service reductions at certain locations further constrained our ability to maintain historical levels of service delivery.

Gross profit

Cost of goods sold primarily includes the cost of pharmaceuticals and medical products purchased from manufacturers and suppliers, as well as associated packaging materials, inbound freight to our facilities, and third-party logistics expenses related to warehousing and fulfillment. We regularly evaluate inventory for obsolescence, expiration, or slow movement, and record inventory at the lower of cost or net realizable value. Any adjustments for impaired or unsellable inventory are recognized as a component of cost of goods sold.

Our gross profit has been and will continue to be influenced by several key factors, including the mix of products and services sold, sales volumes across our core business lines, and pricing strategies, the acquisition cost of pharmaceuticals and medical products, and freight and logistics expenses incurred from our warehouse to the pharmacy.

During the nine months ended June 30, 2025, gross profit decreased $13.1 million, or 56%, to $10.3 million compared to $23.4 million during the nine months ended June 30, 2024. The decrease in gross profit was primarily driven by the significant decline in net sales resulting from operational and liquidity challenges that limited access to inventory and reduced prescription volumes. Lower throughput and under-absorption of fixed costs across pharmacy and clinic operations also contributed to margin pressure during the period.

We continue to actively collaborate with our supply chain, distribution, and logistics partners to identify cost-saving opportunities and improve gross margins over time. However, we expect ongoing margin variability due to macroeconomic factors, including inflationary pressures on transportation, labor, and pharmaceutical sourcing costs. As market conditions evolve, we remain focused on refining our pricing strategy to respond effectively to cost fluctuations and maintain competitive positioning.

Operating expenses

Our Selling, general and administrative (“SG&A”) expenses consist of the following:

●	Sales and marketing costs are generally limited to localized initiatives, targeted corporate branding, and patient outreach in connection with new clinic openings or service launches. During the nine months ended June 30, 2025, sales and marketing costs increased approximately $0.3 million, or 389%, to $0.4 million from $0.1 million during the nine months ended June 30, 2024. The increase primarily reflects marketing and brand development efforts related to the integration of Better Choice, which was included in results for the current period. Despite the increase, overall spend remains modest and consistent with SRx’s strategic emphasis on referral-based patient acquisition, provider partnerships, and clinical engagement—rather than broad-based consumer advertising or paid media campaigns.

●	Employee compensation and benefits remained constant at $16.8 million during the nine months ended June 30, 2025 and June 30, 2024. While SRx experienced a reduction in headcount due to operational downsizing, this was offset by the inclusion of personnel costs from Better Choice, which was consolidated during the current period. As a result, total compensation expense remained consistent year over year despite changes in organizational structure.

●	Share-based compensation includes expenses related to equity awards issued to employees and non-employee directors. During the nine months ended June 30, 2025, Share-based compensation increased $1.8 million or 71% to $4.4 million compared to $2.6 million for the nine months ended June 30, 2024. The increase was primarily driven by share-based compensation expense recognized by Better Choice, which was included in condensed consolidated results for the current period. SRx’s standalone share-based compensation activity remained limited, with no significant changes from the prior year.

●	Freight, primarily related to the shipping and distribution of specialty pharmaceuticals and medical supplies to clinics and pharmacies, decreased $0.1 million or 28% during the nine months ended June 30, 2025 to $0.5 million from $0.4 million during the nine months ended June 30, 2024. This increase is consistent with the decline in sales volume and reduced distribution network during the period.

●	Other general and administrative costs for various general corporate expenses, including information technology, insurance, travel, costs related to merchant credit card fees, product development costs, rent, non-cash charges and certain tax costs. During the nine months ended June 30, 2025, other general and administrative costs decreased $0.9 million, or 9% to $8.6 million compared to $9.5 million in the nine months ended June 30, 2024. The decrease was primarily driven by a reduction in amortization expense following the write-down of intangible assets as of September 30, 2024, as well as the sale of certain retail locations during the current period. The divestiture of these stores also contributed to lower office-related expenses, including rent, supplies, and administrative overhead.

●	Consulting fees, which primarily consist of fees paid to a small number of directors who provided consulting services to the Company until January 1, 2024. During the nine months ended June 30, 2025, consulting fees decreased by $0.5 million, or 66% to $0.3 million compared to $0.8 million in the nine months ended June 30, 2024. The decrease was driven by the transition of these individuals from consultants to employees beginning in January 2024, resulting in consulting fees being replaced by payroll expenses.

●	Professional fees, which primarily consist of audit, tax, legal, valuation, and transaction-related advisory services. During the nine months ended June 30, 2025, professional fees increased $3.9 million, or 285% to $5.2 million compared to $1.3 million in the nine months ended June 30, 2024. The increase was primarily driven by transaction-related expenses associated with the reverse merger completed during the current period. This increase was partially offset by a decline in acquisition activity at SRx, which resulted in lower purchase price allocation (PPA) and deal-related advisory costs compared to the prior year.

Impairment of long-lived intangible assets resulted in an impairment charge of $2.7 million for the three and nine months ended June 30, 2025, with no corresponding activity for the nine months ended June 30, 2024. See Note 8 – Intangible Assets for additional information.

Other income (expense), net

Other income improved by $4.4 million to $4.3 million for the nine months ended June 30, 2025, compared to an expense of $0.1 million for the nine months ended June 30, 2024. This improvement was primarily driven by a gain on the sale of assets at the SRx level during the current period. The gain resulted from the divestiture of certain retail locations and related assets as part of the Company’s strategy to optimize its asset base and strengthen liquidity.

Interest expense, net

During the nine months ended June 30, 2025, interest expense remained constant at $3.3 million compared to the fiscal nine months ended June 30, 2024. Interest expense for the nine months ended June 30, 2025 and 2024 is comprised of interest on our CWB term loan, CEBA loans, Macdonald DND loan, Meridian loan, and Arbinder Sohi loan, interest on finance leases. Interest expense in the current period was not materially impacted by the consolidation of Better Choice, and there were no significant changes in debt balances that affected expense year over year.

Income taxes

Our income tax expense (benefit) consists of estimated federal and provincial income taxes based on enacted Canadian tax rates, adjusted for allowable credits, deductions, and uncertain tax positions as they arise. For the nine months ended June 30, 2025, we recorded an income tax recovery of $0.63 million, compared to an expense of $0.45 million in 2024. The effective tax rate was (2.46%) for 2025 compared to (3.92%) in 2024, differing from the combined Canadian statutory rate of 26.5% primarily due to a significant increase in valuation allowances related to the uncertainty of realizing the benefit of net operating losses (NOLs). The Company has recognized deferred tax assets of approximately $37.5 million before valuation allowance, primarily related to net operating losses totaling approximately $136.8 million, which expire between 2037 and 2043. A valuation allowance of $37.1 million has been recorded against these deferred tax assets due to uncertainties regarding future taxable income sufficient to realize these benefits. Should the Company generate adequate taxable income in the future or identify viable tax planning strategies, a reversal of the valuation allowance could reduce future income tax expense.

There were no uncertain tax positions as of June 30, 2025 and 2024. The Company is subject to tax examinations primarily for the years 2020 through 2024 in Canada.

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

The following table presents a reconciliation of net loss, the closest GAAP financial measure, to EBITDA and Adjusted EBITDA for each of the periods indicated (in thousands):

	Nine Months Ended June 30,
	2025	2024
Net loss	$(29,745)	$(11,077)
Interest expense, net	3,348	3,260
Income tax benefit	(630)	(452)
Depreciation and amortization	2,923	3,322
EBITDA	(24,104)	(4,947)
Share-based compensation	4,452	2,582
Impairment of intangible assets	2,690	-
Bargain purchase gain	(1,693)	-
Gain on disposal of assets	(4,254)	-
Transaction related expenses (a)	1,143	518
Other non-recurring expenses (b)	2,624	1,713
Adjusted EBITDA	$(19,142)	$(135)

(a) Transaction-related expenses related to non-recurring business matters include legal and professional fees related to the Company’s Merger, private placement, and certain investor relations and capital markets activities directly tied to financing efforts.

(b) One-time and non-recurring expenses primarily related to restructuring and severance costs from corporate headcount reductions and executive transitions; costs associated with pharmacy and clinic closures; and historical accounts receivable write-offs and tax adjustments. These items have been excluded from Adjusted EBITDA as they are not reflective of the Company’s ongoing operations.

Liquidity and capital resources

Historically, we have financed our operations primarily through debt financing. On June 30, 2025 and June 30, 2024, we had cash and cash equivalents of $0.9 million and $0.1 million, respectively.

We are subject to risks common in the healthcare and pharmacy services industry, including, but not limited to, our dependence on key personnel, intense competition, our ability to effectively market and scale our service offerings, the protection and enforcement of proprietary technology and data systems, expansion into new markets or service lines, and compliance with complex and evolving healthcare, data privacy, and pharmaceutical regulations. As of June 30, 2025, we have not experienced a significant adverse impact to our business, financial condition or cash flows resulting from geopolitical actions or threat of cyber-attacks. However, we have seen adverse impacts to our gross margin from time to time due to inflationary pressures in the current economic environment. Uncertainties regarding the continued economic impact of inflationary pressures, geopolitical actions and threat of cyber-attacks are likely to result in sustained market turmoil, which could negatively impact our business, financial condition, and cash flows in the future.

We have historically incurred losses and expect to continue to generate operating losses and consume cash resources in the near term. These conditions raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the date these condensed consolidated financial statements are issued, meaning that we may be unable to generate sufficient operating cash flows to pay our short-term obligations. We have implemented and continue to implement plans to achieve operating profitability, including various margin improvement initiatives, the consolidation of and introduction of new co-manufacturers, the optimization of our pricing strategy and ingredient profiles, and new product innovation.

Our ability to raise additional capital may be adversely impacted by the potential worsening of global economic conditions, including inflationary pressures, the recent disruptions to, and volatility in, the credit and financial markets in the United States, Canada, and worldwide resulting from geopolitical tensions. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. If we are unable to raise the necessary funds when needed or achieve planned cost savings, or other strategic objectives are not achieved, we may not be able to continue our operations, or we could be required to modify our operations that could slow future growth.

A summary of our cash flows is as follows (in thousands):

	Nine Months Ended June 30,
	2025	2024
Cash flows (used in) provided by:
Operating activities	$(15,744)	$613
Investing activities	13,280	(4,490)
Financing activities	3,154	3,841
Net increase (decrease) in cash and cash equivalents	$690	$(36)
Effect of foreign currency translation adjustments	116	(1,546)
Cash and cash equivalents, beginning of period	106	2,070
Cash and cash equivalents, end of period	$912	$488

Cash flows from operating activities

Cash used in operating activities was $15.7 million during the nine months ended June 30, 2025, compared to cash provided by operating activities of $0.6 million during the nine months ended June 30, 2024. The change was primarily driven by a higher net loss of $29.7 million in 2025 compared to $11.1 million in 2024, partially offset by non-cash adjustments including impairment expense, depreciation and amortization, gain on sale of assets, share-based compensation, and an income tax benefit. Working capital changes also contributed with decreases in trade receivables and inventory, and purchase of prepaid consulting services during the nine-month period ended June 30, 2025.

Cash flows from investing activities

Cash provided by investing activities was $13.3 million during the nine months ended June 30, 2025, compared to cash used in investing activities of $4.5 million during the nine months ended June 30, 2024. Proceeds from the sale of assets as well as acquiring cash in the Merger contributed, offset by cryptocurrency investing activity. In 2024, investing activities were primarily attributable to acquisitions completed during the period.

Cash flows from financing activities

Cash provided by financing activities was $3.2 million during the nine months ended June 30, 2025, compared to $3.8 million during the nine months ended June 30, 2024. The increase is primarily attributable to the proceeds from private placements done prior to and at the Merger closing, offset by paydowns of its senior secured facilities. During the nine months ended June 30, 2024, proceeds were received related to short-term and long-term debt facilities, offset by repayment of borrowings and lease liabilities.

CWB Facility

As of June 30, 2025, the Company maintained senior secured term loan facilities with CWB Financial Group (“CWB”) totaling $23.1 million, which were originally entered into to support the development and acquisition of select pharmacy locations. On September 18, 2023, SRx Health Solutions Inc. refinanced its existing term facilities under a new consolidated agreement with CWB, which imposed updated financial covenants. These include maintaining a Senior Funded Debt to Adjusted EBITDA ratio of less than 4.0x and a Fixed Charge Coverage Ratio greater than 1.0x.

As at both June 30, 2025 and 2024, the Company was not in compliance with the CWB loan covenants, and as a result, the full amount of the CWB loans has been classified as a current liability. The debt remains callable at the lender’s discretion due to this non-compliance. Interest rates on the outstanding CWB loans range from 8.67% to 9.21%, with maturity dates extending through late 2027.

The lack of compliance is being actively managed, and the Company is in ongoing discussions with CWB to explore potential solutions. However, there can be no assurance that the Company will be able to renegotiate terms or cure the default in the near term.

Contractual Commitments and Obligations

We are contractually obligated to make future cash payments for various items, including debt arrangements, certain purchase obligations, as well as the lease arrangement for our office. See “Note 12 – Debt” to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information about our debt obligations. Our purchase obligations include certain ongoing marketing projects, software subscriptions as well as in-transit or in-production purchase orders with our suppliers, for which amounts vary depending on the purchasing cycle. The majority of our software subscriptions are not under long-term contracts, and we do not have long-term contracts or commitments with any of our suppliers beyond active purchase orders. These purchase obligations were not material as of the date of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgements that affect the reported amounts of assets, liabilities, net sales, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting estimates. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See “Note 1 - Nature of business and summary of significant accounting policies” to our audited consolidated financial statements included in this Annual Report on Form 10-K for a description of our significant accounting policies.

Share-Based Compensation

Share-based compensation expense is measured based on the estimated fair value of awards granted to employees, directors, officers and consultants on the grant date. Forfeitures are accounted for as they occur, therefore there are no forfeiture related estimates required.

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model, which requires the development of input assumptions, as described in “Note 19 - Share-based compensation”. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of the subjective assumptions described in “Note 19 - Share-based compensation”. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. See “Note 19 - Share-based compensation” to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not fully effective as of June 30, 2025, due to certain significant deficiencies in internal control over financial reporting identified during the audit of our 2023 financial statements. These deficiencies primarily related to documentation and execution of key controls, credit loss provisioning, inventory tracking, and support for certain financial estimates. While these deficiencies did not result in a determination of material weaknesses, we are actively remediating them and have implemented or are in the process of implementing improvements to the design and operating effectiveness of our internal control environment.

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

Material Weaknesses

During the audit of our consolidated financial statements for the fiscal year ended September 30, 2024, our independent auditor identified deficiencies in our internal control over financial reporting that were evaluated and concluded to represent material weaknesses, as defined by the standards of the Public Company Accounting Oversight Board (PCAOB). These material weaknesses raise a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

The auditor identified several areas where the Company’s controls were either not properly designed or not operating effectively. These included the lack of retained documentation to support retail pharmacy sales following the divestiture of certain locations, unsupported fair value determinations for common shares, and the absence of signatures from third-party lenders on formal debt agreements. Additionally, a material weakness related to management override of controls was identified, stemming from actions by the former CFO to redirect employer RRSP contributions to fund operating activities without appropriate approval or disclosure. Weaknesses were also noted in the Company’s technical accounting processes, including an overreliance on third-party experts without sufficient internal review or analysis by management, particularly in areas such as purchase price allocations, goodwill impairment testing, and U.S. GAAP transition accounting.

The audit also identified general IT control weaknesses in key systems used to process retail revenue and inventory data, including Kroll and SAP. These weaknesses were identified through procedures performed by the auditor’s enterprise risk team and included deficiencies in the design and implementation of IT general controls. Management has initiated remediation plans to address each of the identified weaknesses, including enhanced documentation and retention procedures, improved oversight of technical accounting matters, formalized internal control processes, and system control upgrades. These efforts are ongoing, and the Company expects to continue strengthening its internal control environment throughout fiscal 2025.

Significant Deficiencies

As part of the audit of our financial statements for the year ended September 30, 2024, our external auditors identified certain deficiencies in internal control over financial reporting. One such matter was identified as a significant deficiency. Specifically, the auditors noted that there was a lack of documentation of key controls, such as formal evidence of review and approval of account reconciliations and loan amortization schedules.

Management is committed to strengthening the Company’s internal control environment and has initiated efforts to improve documentation and oversight of key control activities. We will continue to assess and enhance our internal control processes to ensure the integrity of our financial reporting.

Remediation Plan

Management is committed to strengthening the Company’s internal control environment and is in the process of evaluating potential enhancements to address the significant deficiencies identified during the most recent audit. While formal remediation efforts are still being assessed, we are considering a range of improvements to our processes, systems, and documentation practices to support the development of more effective internal controls. As these efforts progress, we remain focused on building a control framework that supports accurate financial reporting and continued compliance with applicable standards. We intend to monitor and adjust our approach as needed to ensure that any enhancements are appropriately designed and can operate effectively over time.

Changes in Internal Control Over Financial Reporting

Other than the changes described above, there has not been any change in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, those controls.

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

There have been no material changes from the risk factors described under the heading “Risk Factors” in our Annual Report filed on July 9, 2025. While we believe there have been no material changes from the risk factors previously disclosed, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report that could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward-looking statements contained in this Quarterly Report, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed herewith.

EXHIBIT INDEX

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
1.1	Common Share Purchase Agreement by and between the Company and the buyers named therein, dated July 7, 2025	8-K		1.1	07/07/2025
1.2	Registration Rights Agreement by and between the Company and the buyers named therein, dated July 7, 2025	8-K		1.2	07/07/2025
1.3	Securities Purchase Agreement, dated as of July 8, 2025, by and among the Company and the investors named therein	8-K		1.3	07/07/2025
1.4	Security Agreement, dated as of July 8, 2025, by and between the Company, the Lead Investor and the other parties thereto	8-K		1.4	07/07/2025
1.5	Registration Rights Agreement (Convertible Note Financing), dated as of July 8, 2025, by and between the Company and the investors named therein	8-K		1.5	07/07/2025
1.6	Kent Cunningham Executive Employment Agreement, dated July 14, 2025	8-K		1.6	07/14/2025
1.7	Carolina Martinez Amendment to Executive Employment Agreement, dated July 14, 2025	8-K		1.7	07/14/2025
1.8	Settlement, Share Forfeiture and Mutual Release Agreement, dated August 14, 2025	8-K		1.8	08/13/2025
2.1	Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc. and Bona Vida, Inc.	8-K	333-161943	2.1	05/10/2019
2.2	First Amendment to Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc., and Bona Vida, Inc., dated May 3, 2019	8-K	333-161943	2.2	05/10/2019
2.3	Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC	8-K	333-161943	2.3	05/10/2019
2.4	First Amendment to Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC, dated May 6, 2019	8-K	333-161943	2.4	05/10/2019
2.5	Amended and Restated Stock Purchase Agreement, dated December 18, 2019, by and among the Company, Halo, Purely For Pets, Inc., Thriving Paws, LLC and HH-Halo LP	8-K	333-161943	2.1	12/26/2019
2.6	Agreement and Plan of Merger, dated July 28, 2022, by and among TruPet LLC and Halo, Purely for Pets, Inc.	10-Q	001-40477	2.6	08/11/2022
3.1	Certificate of Incorporation, dated January 1, 2019	10-Q	333-161943	3.1	04/15/2019
3.2	Certificate of Amendment to Certificate of Incorporation, dated February 1, 2019	10-Q	333-161943	3.2	04/15/2019
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 13, 2019	8-K	333-161943	3.1	03/20/2019
3.4	Certificate of Amendment to Certificate of Incorporation, dated April 18, 2019	10-KT	333-161943	3.5	07/25/2019
3.5	Certificate of Amendment to Certificate of Incorporation, dated July 30, 2020	8-K	333-161943	99.1	07/30/2020
3.6	Certificate of Merger of Sport Endurance, Inc. with and into the Company	10-Q	333-161943	3.4	04/15/2019
3.7	Bylaws	10-Q	333-161943	3.5	04/15/2019
3.8	Certificate of Designation for Series F Convertible Preferred Stock	8-K	333-161943	3.1	10/02/2020
3.9	Certificate of Cancellation of Series F Preferred Stock of Better Choice	8-K	001-40477	3.10	08/11/2022
3.10	Certificate of Merger of TruPet LLC with and into Halo, Purely for Pets, Inc.	10-Q	001-40477	3.10	08/11/2022
4.7†	Better Choice Company Inc. Amended and Restated 2019 Incentive Award Plan	10-K	333-161943	10.19	05/04/2020
4.8†	Form of 2019 Incentive Award Plan Stock Option Agreement	S-1	333-234349	10.7	10/28/2019
10.1†	Form of Indemnification Agreement by and among the Company and its officers and directors	S-1	333-234349	10.8	10/28/2019
10.2†#	Separation Agreement, dated as of September 14, 2022, by and between the Company and Scott Lerner	10-Q	001-40477	10.18	11/10/2022
10.3†#	Advisory Consulting Agreement, dated as of November 2, 2022, by and between the Company and Lionel F. Conacher	10-Q	001-40477	10.19	11/10/2022
10.4†	Interim Officer Agreement, dated as of March 20, 2023, by and between Carolina Martinez and Better Choice Company, Inc.	8-K	001-40477	10.1	03/21/2023
10.5†	Account Purchase Agreement, dated as of June 21, 2023, by and between Wintrust Receivables Finance, a division of Wintrust Bank N.A., and Halo, Purely for Pets, Inc.	8-K	001-40477	10.9	06/21/2023

10.6	Arrangement Agreement, dated September 3, 2024, between Better Choice Company Inc., and SRx Health Solutions, Inc., as amended December 6, 2024, January 24, 2025 and February 25, 2025	8-K	001-40477	10.1	09/09/2024
21.1*	Subsidiaries of the Company	10-K	001-40477	21.1	03/28/2023
19*	Insider Trading Policy
24.1*	Power of Attorney (included on the signature page to this report)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text and including detailed tags.
104*	Cover page from the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, formatted in iXBRL (included as Exhibit 101).

†	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed or furnished herewith.
#	Certain schedules and similar attachments to this agreement have been omitted in accordance with Item 601(b)(5) of Regulation S-K. The Company will furnish copies of any schedules or similar attachments to the SEC upon request.
***	Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(b)(10). Such excluded information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRx Health Solutions Inc.

Date: September 30, 2025	By:	/S/ KENT CUNNINGHAM
Kent Cunningham
Chief Executive Officer
(Principal Executive Officer)

Date: September 30, 2025	By:	/S/ CAROLINA MARTINEZ
Carolina Martinez
Chief Financial Officer
(Principal Financial and Accounting Officer)

