Form 10-K
period 2025-09-30
SRx Health Solutions, Inc.
filed 2025-12-05
CIK 1471727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-40477

SRx Health Solutions Inc. (formerly Better Choice Company, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	83-4284557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 US Highway 1	(212) 896-1254
North Palm Beach, Florida 33408
(Address of Principal Executive Offices) (Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, $0.001 par value share	SRXH	NYSE American

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed third fiscal quarter, based on the closing sale price of $0.60 as reported on the NYSE American was: $9,142,691.

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 27,426,843 shares of $0.001 par value common stock outstanding as of December 4, 2025.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Items 10, 11, 12, 13, and 14 will be furnished (and are hereby incorporated) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.

SRx Health Solutions Inc. (formerly Better Choice Company, Inc.)

Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2025

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

PART I

ITEM 1. BUSINESS

Our History

SRx Health Solutions Inc. (“SRx” or the “Company”) is the successor reporting entity following a reverse merger with Better Choice Company, Inc. (“Better Choice” or “BTTR”), the pet health and wellness business.

Historically, SRx was engaged in specialty pharmaceuticals and healthcare services, including a series of acquisitions to expand its operations. These legacy operations faced financial difficulties and subsequently filed for bankruptcy, resulting in the winding down of the majority of SRx’s former business. These legacy operations are reported as discontinued operations in the financial statements.

Continuing Operations

The Company’s continuing operations consist of the pet health and wellness business formerly operated by Better Choice. This business is focused on providing high-quality pet products under the Halo brand, including foods, treats, toppers, dental products, chews, and supplements for dogs and cats.

Better Choice’s products are sold across multiple channels: e-commerce platforms such as Amazon and Chewy, select retail partners, and international distributors. The direct-to-consumer channel through halopets.com was exited in June 2024, and consumers are now directed to retail partners for online purchase.

The Company continues to operate this business post-RTO, including managing product innovation, brand positioning, and supply chain relationships with co-manufacturers. The Halo portfolio includes Halo Holistic™ and Halo Elevate®, designed for pet parents seeking high-quality, science-based nutrition for their pets.

Products and Brands — Continuing Operations

The continuing operations include over 100 premium and super-premium pet health and wellness products across multiple forms, including kibble, canned food, freeze-dried raw food, treats, and supplements. All products are formulated to meet high-quality sourcing and nutritional standards, leveraging longstanding co-manufacturing relationships.

Discontinued Operations

The Company’s legacy specialty pharmaceuticals and healthcare services operations, historically conducted under SRx, are classified as discontinued operations following the Company’s bankruptcy and subsequent winding down of these activities.

Historically, SRx provided specialty pharmaceutical products and related services to healthcare providers and patients across various therapeutic areas. Over time, the Company pursued acquisitions and expansion strategies aimed at growing its product portfolio and market presence.

Due to financial challenges, SRx filed for bankruptcy, resulting in the termination, sale, or wind-down of its operations. As of the reporting date, the legacy SRx business no longer generates meaningful revenue or operational activity.

Financial results of the discontinued operations are reported separately in the consolidated financial statements, in accordance with accounting guidance for discontinued operations, and include any final settlements, asset disposals, and associated liabilities. The Company does not expect future cash flows from these operations.

Our Customers and Channels

For the year ended September 30, 2025, the Company’s continuing operations, conducted through Better Choice, generated net sales of approximately $6.5 million. The Company primarily serves pet owners through three main channels: E-commerce, Brick & Mortar, and International.

E-commerce: The majority of continuing net sales are generated through E-commerce partner websites, including Amazon, Chewy, Petflow, Thrive Market, and Vitacost. Online sales are largely driven by repeat purchases from existing customers, reflecting strong brand loyalty.

Brick & Mortar: Sales through physical retailers primarily include specialty pet stores and select grocery chains. As of December 2023, the Company strategically exited Petco and Pet Supplies Plus stores while continuing online sales via those platforms.

International: Halo’s international sales represent a smaller portion of total net sales. Following the sale of Halo Asia, international operations now contribute only a limited amount of revenue, and the Company’s activities outside North America are no longer a significant growth focus. As a result, no single foreign market represents a material share of international revenue.

The majority of net sales are generated online, reflecting both the Company’s focus on digital channels and consumer preference for online purchasing. The Company’s ability to reach a growing base of diverse customers online is expected to improve as E-commerce penetration increases.

Discontinued Operations

The Company’s legacy SRx business, which historically provided specialty pharmaceuticals and healthcare services, is reported as discontinued operations following its bankruptcy and wind-down. SRx no longer generates meaningful revenue, and prior period comparatives related to SRx are presented separately in the financial statements.

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

For the supply and co-manufacturing of our products, we have relied on: Alphia, Inc. (“Alphia” f/k/a “C.J. Foods”) for dry kibble which transitioned to Barrett Petfood Innovations during 2022, then back to Alphia during 2023; Simmons Pet Food, Inc. (“Simmons”) and Thai Union Manufacturing Co., LTD. for canned wet food; BrightPet Nutrition Group, LLC (“BrightPet”) for vegan kibble and freeze dried treats; Carnivore Meat Company, LLC (“Carnivore”) for the supply and co-manufacturing of freeze-dried food and treats. We sourced approximately 85% of its inventory purchases from three vendors for the year ended September 30, 2025.

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

Employees and Human Capital Resources

As of September 30, 2025, we had 10 full time employees and one part time employee. Our human capital resource objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards. Our employees are not represented by any labor union or any collective bargaining arrangement with respect to their employment with us. We have never experienced any work stoppages or strikes as a result of labor disputes and we believe our overall relationships with our employees are positive and the strength of our team is a critical success factor in becoming the most innovative premium pet food company in the world. Our employees share an entrepreneurial spirit, a passion for excellence and the inspiration to drive the future of the pet health and wellness industry.

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

Corporate Information

We were incorporated in the State of Nevada in 2001 under the name Cayenne Construction, Inc., and in 2009, changed our name to Sports Endurance, Inc. Effective March 11, 2019, we changed our name to Better Choice Company Inc. after reincorporating in Delaware and effective April 24, 2025, we changed our name to SRx Health Solutions, Inc. We have five wholly owned subsidiaries - Halo, Purely for Pets, Inc., Bona Vida, Inc., Aimia Pet Healthco Inc, SRx Health Solutions (Canada), Inc., and 1000994085 Ontario Inc. Our principal executive offices are located at 801 US Highway 1, North Palm Beach, Florida 33408. Our website is available at https://www.srxhealth.com. Our website and the information contained on or connected to that site are not, and should not be deemed to be part of or incorporated into this prospectus.

Available Information

We file annual, quarterly and current reports and other information with the SEC that are publicly available at www.sec.gov. Our SEC filings are also available under the Investor Relations section of our website at www.srxhealth.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Information contained on or connected to our website are not incorporated into this Annual Report on Form 10-K.

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

General Risks

We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of the Company’s common stock to decline or have a material adverse effect on the Company’s financial condition, the Company’s ability to pay its debts as they become due, and on its cash flows.

The Company has historically reported net losses,and any losses in the future could cause the quoted price of the Company’s common stock to decline or have a material adverse effect on the Company’s financial condition, its ability to pay its debts as they become due,and on its cash flows.

If we are unable to manage future expansion effectively, our business may be adversely impacted.

In the future, we may experience rapid growth in our business, which could place a significant strain on our operations, in general, and our internal controls and other managerial, operating and financial resources, in particular. If we are unable to manage future expansion effectively, our business would be harmed. There is, of course, no assurance that we will enjoy rapid development in our business.

The Company’s ability to be successful will depend upon the efforts of the Company’s Board and our key personnel and the loss of such persons could negatively impact the operations and profitability of the Company’s business.

The Company’s ability to be successful is dependent upon the efforts of the Company’s board members and key personnel. We cannot assure you that the Company’s board members and key personnel will be effective or successful or remain with the Company. In addition to the other challenges they will face, such individuals may be unfamiliar with the requirements of operating a public company, which could cause the Company’s management to expend time and resources becoming familiar with such requirements. See “Executive Compensation” for further discussion. The loss of service of our key personnel, for any reason,could seriously impair our ability to effectuate our business plan, which could have a materially adverse effect on our business and future results of operations. We also have not purchased any key-man life insurance.

If we are unable to recruit and retain key personnel, our business may be harmed.

If we are unable to attract and retain key personnel, our business may be harmed. Our failure to enable the effective transfer of knowledge and facilitate smooth transitions with regard to our key employees could adversely affect our long-term strategic planning and execution.

Our business plan is not based on independent market studies.

We have not commissioned any independent market studies concerning our business plans. Rather, our plans for implementing our business strategy and achieving profitability are based on the experience, judgment and assumptions of our management. If these assumptions prove to be incorrect, we may not be successful in our business operations.

Our Board of Directors may change our policies without shareholder approval.

Our policies, including any policies with respect to investments, leverage, financing, growth, debt and capitalization, will be determined by our Board of Directors or officers to whom our Board of Directors delegate such authority. Our Board of Directors will also establish the amount of any dividends or other distributions that we may pay to our shareholders. Our Board of Directors or officers to which such decisions are delegated will have the ability to amend or revise these and our other policies at any time without shareholder vote. Accordingly, our shareholders will not be entitled to approve changes in our policies, which policy changes may have a material adverse effect on our financial condition and results of operations.

We need to obtain financing in order to continue our operations and pursue strategic transactions.

On a prospective basis, we will require both short-term financing for operations and long-term capital to fund our expected growth. We currently have no existing bank lines of credit and have not established any definitive sources for additional financing. We believe that cash on hand will be sufficient to meet our short-term financial requirements into the 4th quarter of 2025 assuming that we elect not to pursue and consummate strategic transactions prior to that time. However, we will require additional funds if we want to fully implement our business plan and growth strategy, including strategic transactions, which funds could come in the form of equity, debt (including secured debt) or a combination of the two. Additional financing may not be available to us, or if available, then it may not be available upon terms and conditions acceptable to us. Our inability to take advantage of opportunities in the industry because of capital constraints may have a material adverse effect on our business and our prospects. While we expect to seek additional funding through public or private financings, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock and other capital securities. We may also seek additional funds through arrangements with collaborators or other third parties.

We currently do not have sufficient cash to fully implement our business plan.

We have experienced a lack of adequate capital resources causing us to be unable to fully implement our full business plan. We believe that we need to raise or otherwise obtain additional financing beyond our current cash position in order to satisfy our existing obligations and fully implement our business plan. We do not expect to have positive cash flow until the end of 2025 or longer. If we are not successful in obtaining additional financing, we will not be able to fully implement our business plan and we may not be able to continue our operations.

The Company’s business and operations could be negatively affected if it becomes subject to any securities litigation or shareholder activism, which could cause the Company to incur significant expense, hinder execution of business and growth strategy and impact its stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of the Company Common Stock or other reasons may in the future cause it to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and board of directors’ attention and resources from the Company’s business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to the Company’s future, adversely affect its relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, the Company may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, its stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

Risks Related to the Company’s Specialty Pharmacy Business

SRx Health conducts its business in a highly regulated industry and environment.

In Canada, the licensing and regulation of pharmacies is under the jurisdiction of provincial and territorial pharmacy regulatory authorities. SRx Health’s business is governed by stringent federal and provincial governmental regulations and licensing requirements, and it operates in an environment in which regulation and government funding play a key role. Since much of the regulation is provincial, SRx Health may encounter varying regulations in different provinces. Non-compliance with any existing or proposed laws or regulations, particularly those that provide for the licensing and conduct of pharmacies and health clinics, the licensing and conduct of healthcare professionals, the provision of information concerning prescription drugs, the distribution of prescription drugs, the distribution, pricing and sale of prescription drugs, privacy matters and restrictions or prohibitions on manufacturer allowance funding, could result in civil or regulatory proceedings, fines, penalties, injunctions, recalls or seizures, any of which may impact SRx Health’s results of operations or financial position.

In addition, any changes to the laws, regulations and policies of federal, provincial, territorial or local governmental authorities affecting SRx Health’s operations and activities, or the interpretation of such laws or regulations, including delisting of services or changes to licensing requirements relating to healthcare services, or their interpretation or application, could have a material adverse effect on the business, its performance, financial condition, results of operations, prospects and on the sales growth of SRx Health and SRx Health could incur significant costs in the course of complying with any changes in the regulatory regime.

Changes in reimbursement programs, prescription drug pricing and commercial terms could adversely affect SRx Health’s operations and financial performance.

SRx Health is reliant on prescription drug sales for a significant portion of its sales and profits. Prescription drugs and their sales are subject to rigorous federal, provincial, territorial and local laws and regulations. Changes to these laws and regulations, or non-compliance with these laws and regulations, could have a material adverse impact on SRx Health’s business, sales and profitability.

Federal and provincial laws and regulations that establish public drug plans typically regulate prescription drug coverage, patient eligibility, pharmacy reimbursement, drug product eligibility, drug pricing and may also regulate manufacturer allowance funding that may be provided to or received by pharmacies. With respect to pharmacy reimbursement, such laws and regulations typically regulate the allowable drug cost of a prescription drug product, the permitted mark-up on a prescription drug product and the professional or dispensing fees that may be charged on prescription drug sales to patients eligible under the public drug plan. With respect to drug product eligibility, such laws and regulations typically regulate the requirements for listing the manufacturer’s products as a benefit or partial benefit under the applicable governmental drug plan, drug pricing and, in the case of generic prescription drug products, the requirements for designating the product as interchangeable with a branded prescription drug product. In addition, other federal, provincial, territorial and local laws and regulations govern the approval, packaging, labeling, sale, marketing, advertising, handling, storage, distribution, dispensing and disposal of prescription drugs.

Sales of prescription drugs, pharmacy reimbursement and drug prices may be affected by changes to the health care industry, including legislative or other changes that impact patient eligibility, drug product eligibility, the allowable cost of a prescription drug product, the mark-up permitted on a prescription drug product, the amount of professional or dispensing fees paid by third-party payers or the provision or receipt of manufacturer allowances by pharmacy and pharmacy suppliers.

The majority of prescription drug sales are reimbursed or paid by third-party payers, such as governments, insurers or corporate employers. These third-party payers have pursued and continue to pursue measures to manage the costs of their drug plans. Each provincial jurisdiction has implemented legislative and/or other measures directed towards managing pharmacy service costs and controlling increasing drug costs incurred by public drug plans and private payers which impact pharmacy reimbursement levels and the availability of manufacturer allowances. Legislative measures to control drug costs include lowering of generic drug pricing, restricting or prohibiting the provision of manufacturer allowances and placing limitations on private label prescription drug products. Other measures that have been implemented by certain government payers include restricting the number of interchangeable prescription drug products which are eligible for reimbursement under provincial drug plans.

Legislation in certain provincial jurisdictions establish listing requirements that ensure that the selling price for a prescription drug product will not be higher than any selling price granted by the manufacturer for the same prescription drug product under other provincial drug insurance programs. In some provinces, elements of the laws and regulations that impact pharmacy reimbursement and manufacturer allowances for sales to the public drug plans are extended by legislation to sales in the private sector. Also, private third-party payers (such as corporate employers and their insurers) are looking or may look to benefit from any measures implemented by government payers to reduce prescription drug costs for public plans by attempting to extend these measures to prescription drug plans they own or manage. Accordingly, changes to pharmacy reimbursement and manufacturer allowances for a public drug plan could also impact pharmacy reimbursement and manufacturer allowances for private sector sales. In addition, private third party payers could reduce pharmacy reimbursement for prescription drugs provided to their members or could elect to reimburse members only for products included on closed formularies or available from preferred providers.

Changes impacting pharmacy reimbursement programs, prescription drug pricing and manufacturer allowance funding, legislative or otherwise, are expected to continue to put downward pressure on prescription drug sales, particularly branded drugs. These changes may have a material adverse impact on SRx Health’s business, sales and profitability. In addition, SRx Health could incur significant costs in the course of complying with any changes in the regulatory regime affecting prescription drugs.

Inflation risk

General inflationary pressures may affect drug costs and other operating costs, which could have a material adverse effect on SRx Health’s financial condition, results of operations and the capital expenditures required to advance SRx Health’s present and future business plans. There can be no assurance that any governmental action will be taken to control inflationary or deflationary cycles, that any governmental action taken will be effective or whether any governmental action may contribute to economic uncertainty or volatility. Governmental action to address inflation or deflation may also affect currency values. Accordingly, inflation and any governmental response thereto may have a material adverse effect on SRx Health’s business, results of operations, cash flow, financial condition and the price of its common shares.

SRx Health’s business is highly competitive and SRx Health may not be able to compete successfully against current and future competitors.

The specialty healthcare industry is very competitive. SRx Health has competitors with longer operating histories, larger customer bases, greater brand recognition, greater experience and more extensive commercial relationships in certain jurisdictions, and greater financial, technical, marketing and other resources than SRx Health does. SRx Health’s potential new or existing competitors may be able to develop products and services better received by customers or may be able to respond more quickly and effectively than SRx Health can to new or changing opportunities, technologies, regulations or customer requirements. In addition, some of SRx Health’s larger competitors may be able to leverage a larger installed customer base and distribution network to adopt more aggressive pricing policies and offer more attractive sales terms, which could cause SRx Health to lose potential sales or to sell SRx Health’s products at lower prices. Disruptive innovation by existing or new competitors could alter the competitive landscape in the future. Competition may also come from other sources in the future. Changes in market dynamics or the actions of competitors or manufacturers, including industry consolidation, the emergence of new competitors and strategic alliances could materially and adversely affect SRx Health’s businesses. SRx Health’s inability to keep up with the pace of such behavioral changes or technological advancements or with its competitors could adversely affect SRx Health’s operations or financial performance.

SRx Health’s business is impacted by the interplay between brand name and generic drugs

The profitability of pharmacy businesses depends upon the utilization of prescription drugs. Utilization trends are affected by, among other factors, the introduction of new and successful prescription drugs as well as lower-priced generic alternatives to existing brand name drugs generally due to higher gross margins on the sale of generic alternatives. Inflation in the price of drugs also can adversely affect utilization. New brand name drugs can result in increased drug utilization and associated sales, while the introduction of lower priced generic alternatives typically results in relatively lower sales, but relatively higher gross profit margins. Accordingly, a decrease in the number or magnitude of significant new brand name drugs or generics successfully introduced, delays in their introduction, or a decrease in the utilization of previously introduced prescription drugs, could have an impact on results of operations. In addition, gross profit margins could be adversely affected if there is an increase in the amounts SRx Health pay to procure pharmaceutical drugs, including generic drugs, or if new brand name drugs replace existing generic drugs, or if new brand name drugs replace existing generic drugs.

Changes in drug development and prescription mix may impact SRx Health’s results of operation

A significant portion of SRx Health’s sales is dependent on the markup SRx Health earns on drugs dispensed as well as the related dispensing fee. The sources and amounts of SRx Health’s sales are determined by a number of factors, including the mix of patients, mix of pharmaceuticals dispensed and rates of reimbursement from payors. Changes in the mix of any of these categories could impact SRx Health’s sales and results of operations.

SRx Health dispenses significant volumes of prescription medications from its pharmacies. Dispensing volume is a driver of sales and profitability. When drug products are modified or withdrawn by manufacturers, or when increased safety risk profiles of specific drugs or classes of drugs result in decreased usage, physicians may reduce or stop writing prescriptions for these drugs. Negative media reports or other reputational issues regarding drugs could result in reduced consumer demand for such drugs. In cases where there are no acceptable prescription drug equivalents or alternatives for these prescription drugs, SRx Health’s prescription volumes, sales and profitability could decline.

The pharmaceutical industry’s pipeline of new drugs includes many drugs that over the long term may replace older, more expensive therapies, whether due to the development of new or more effective treatments, the replacement of brand name drugs with generic substitutes, the development of biosimilar drugs or other replacement therapies and new and less expensive delivery methods (such as when an infusion or injectable drug is replaced with an oral drug) or additional products are added to a therapeutic class. As new treatments and drugs are developed, price competition among competing manufacturer’s products may increase. In such cases, drug costs may decline. The mix of SRx Health’s dispensed drugs could and will change over time as technology advances and existing products are improved or become obsolete and these changes are likely to impact SRx Health’s sales, results of operations and financial condition.

Product liability, product recall or personal injury issues could damage SRx Health’s reputation and have a significant adverse effect on SRx Health’s business, operating results, cash flows and/or financial condition.

SRx Health’s business could be adversely impacted by the supply of defective or expired products, including the infiltration of counterfeit products into the supply chain, errors in re-labeling of products, product tampering, product recall and contamination or product mishandling issues. Furthermore, a disruption in business operations could occur as a result of contamination of drugs, a failure to maintain necessary shipment and storage conditions, errors in mail order processing, and the unavailability of prescription drugs provided by suppliers, labor disruptions or other unanticipated disruptions, among other factors. SRx Health seeks to manage this risk through the use of multiple logistics providers such that if there was a disruption of service from one service provider, another party may be used. However, such disruption could reduce SRx Health’s ability to process and dispense prescriptions and provide products and services to customers. Errors in the dispensing and packaging of pharmaceuticals, including related counseling, in consuming drugs in a manner that is not prescribed and in the provision of other healthcare services could lead to serious injury or death. Product liability or personal injury claims may be asserted with respect to any of the drugs or other products or services SRx Health sells or provides. The occurrence of such events or incidents, as well as the failure to maintain the cleanliness and health standards at store level, could result in harm to customers negative publicity or could adversely affect brands, reputation, operations or financial performance and could lead to other unforeseen liabilities from legal claims or otherwise.

SRx Health may not be able to avoid significant liability exposure even if it takes appropriate precautions, including maintaining liability coverage (subject to deductibles and maximum payouts). Any liability that SRx Health may have as a result could have a material adverse effect on the business, financial condition and results of operations of SRx Health, to the extent insurance coverage for such liability is not available. Liability claims in the future, regardless of their ultimate outcome, could have a material adverse effect on SRx Health’s reputation, its ability to attract and retain customers and may detrimentally divert management’s attention away from the business.

The occurrence of unanticipated serious adverse events or other safety problems could cause the regulatory bodies to impose significant restrictions on the distribution or sale of drug products or provision of SRx Health’s pharmacy or other business services. In addition, the discovery of previously unknown safety problems or increased severity or significance of a pre-existing safety signal could result in withdrawal of the product from the market, product recalls or other material adverse effects on operations. If SRx Health fails to or does not promptly withdraw pharmaceutical products upon a recall by a drug manufacturer, its business and results of operations could be negatively impacted.

The drug products that SRx Health carries have a set shelf life

SRx Health holds finished goods in inventory and SRx Health’s products have a limited shelf life, as it is normal for certain drugs, supplements and other pharmaceutical ingredients to degrade over time. SRx Health’s inventory may reach its expiration date and not be sold. Even though SRx Health manages its inventory, SRx Health may be required to write-down the value of any inventory that has reached its expiration date, which could have a material adverse effect on SRx Health’s business, financial condition, and results of operations.

Continued operation of SRx Health’s distribution facilities is critical to SRx Health’s operations

SRx Health is largely dependent on SRx Health’s distribution facilities to supply SRx Health’s pharmacies with drug products. If one or more of SRx Health’s distribution facilities becomes inoperable, capacity is exceeded or if operations are disrupted, SRx Health’s business, financial condition and operating results could be negatively affected. SRx Health depends on the orderly operation of the receiving and distribution process, which relies on adherence to shipping schedules and the effective management of SRx Health’s distribution facilities. Although SRx Health believes that its receiving and distribution processes are efficient, and SRx Health has appropriate contingency plans, unforeseen disruptions in operations due to fire, severe weather conditions, natural disasters, or other catastrophic events, electronic or power interruptions, failure of software and hardware or other system failures, labor disagreements or other shipping problems may result in delays in the delivery of SRx Health’s shipments. Additionally, although SRx Health believes that the capacity of its distribution facilities meets its current needs, SRx Health may need to expand its receiving and distribution capacity in the future. Any failure to effectively expand SRx Health’s distribution capacity in a timely manner to keep pace with SRx Health’s growth could have an adverse effect on its business. Although SRx Health maintains business interruption insurance and property insurance, SRx Health cannot provide any assurance that its insurance coverage will adequately protect SRx Health from the adverse effects that could result from significant disruptions to its distribution system, such as the long-term loss of clients or an erosion of its reputation, or that insurance proceeds will be paid to SRx Health in a timely manner.

Conducting clinical trials involve a high degree of risk

SRx Health enrolls qualified patients, conduct, supervise and monitor clinical trials, conduct preclinical studies and complete chemistry, manufacturing and controls activities. SRx Health has regulatory responsibilities, including ensuring that its clinical trials are conducted in accordance with Good Clinical Practices and that preclinical studies are conducted in accordance with Good Laboratory Practices. Failure to complete activities on schedule or conduct preclinical studies or clinical trials in accordance with regulatory requirements or SRx Health’s trial design could materially adversely impact SRx Health’s business, financial condition or operating results and could cause the market value of its common shares to decline.

There may be delays or stoppages in SRx Health’s clinical trials due to circumstances beyond SRx Health’s control

The commencement of SRx Health’s planned clinical trials could be delayed or prevented due to a limited number of, and competition for, suitable patients with the particular types of cancer required for enrollment in SRx Health’s clinical trials; a limited number of, and competition for, suitable sites to conduct SRx Health’s clinical trials; delay or failure to obtain Health Canada or other regulatory agencies’ approval or agreement to commence a clinical trial; delay or failure to obtain sufficient supplies of the product candidate for SRx Health’s clinical trials; delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols; slower than expected rates of patient recruitment and enrollment; failure of patients to complete the clinical trial; unforeseen safety issues; inability or unwillingness of patients to follow SRx Health’s clinical trial protocols; and introduction of competitive products that may impede SRx Health’s ability to retain patients in its clinical trials. Any of the foregoing could have a material adverse effect on SRx Health’s business, results of operations and financial condition.

Negative results from clinical trials or studies of others and adverse safety events involving the targets of SRx Health’s products may have an adverse impact on SRx Health’s future commercialization efforts.

From time to time, studies or clinical trials on various aspects of biopharmaceutical products are conducted by academic researchers, competitors, or others. The results of these studies or trials, when published, may have a significant effect on the market for the biopharmaceutical product that is the subject of the study. The publication of negative results of studies or clinical trials or adverse safety events related to SRx Health’s product candidates, or the therapeutic areas in which SRx Health’s product candidates compete, could adversely affect the price of its common shares and SRx Health’s ability to finance future development of its product candidates, and SRx Health’s business and financial results could be materially and adversely affected.

SRx Health’s insurance policies may not be sufficient to cover all claims

As a distributor of products designed to be ingested by humans, SRx Health faces an inherent risk of exposure to product liability claims, regulatory action, and litigation of its products are alleged to have caused significant loss or injury. SRx Health may be subject to various product liability claims, including, among others, that the products distributed by SRx Health caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against SRx Health could result in increased costs, could adversely affect SRx Health’s reputation with its clients and consumers generally, and could have a material adverse effect on the business, financial condition, and operating results of SRx Health. There can be no assurances that SRx Health’s insurance policies would be able to adequately cover all risks to which SRx Health is exposed and may not be adequate for all liabilities actually incurred or indemnification claims against SRx Health. A significant claim not covered by SRx Health’s insurance, in full or in part, may result in significant expenditures by SRx Health. Moreover, SRx Health may not be able to maintain insurance policies in the future at reasonable costs, on acceptable terms or at all, which may adversely affect SRx Health’s business and the trading price of its securities. The successful assertion of one or more large claims against SRx Health that exceed available insurance coverage, or the occurrence of changes in SRx Health’s insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect SRx Health’s business, financial condition and results of operations.

SRx Health is subject to a variety of business continuity hazards and risks, any of which could interrupt SRx Health’s operations or otherwise adversely affect its performance and operating results.

SRx Health is subject to business continuity hazards and other risks, including natural disasters, utility and other mechanical failures, acts of war or terrorism, outbreaks of infectious diseases, pandemics or similar health threats, disruption of communications, data security and preservation, disruption of supply or distribution, safety regulation and labor difficulties. The occurrence of any of these or other events to SRx Health might disrupt or shut down SRx Health’s operations or otherwise adversely affect SRx Health’s operations. SRx Health also may be subject to certain liability claims in the event of an injury or loss of life, or damage to property, resulting from such events. Although SRx Health has and maintain insurance policies that SRx Health believes are customary and adequate for its size and industry, its insurance policies include limits and exclusions and, as a result, its coverage may be insufficient to protect against all potential hazards and risks incident to SRx Health’s business. In addition, SRx Health’s crisis management and disaster recovery procedures and business continuity plans may not be effective. Should any such hazards or risks occur, or should SRx Health’s insurance coverage be inadequate or unavailable, SRx Health’s business, operating results, cash flows and financial condition could be adversely affected.

SRx Health’s risk management policies and procedures may not be fully effective in mitigating SRx Health’s risk exposure in all market environments or against all types of risks, which could expose SRx Health to losses and liability and otherwise harm SRx Health’s business.

SRx Health operates in a highly regulated industry and both SRx Health and the industry in which it conducts its business have experienced significant change in recent years. Accordingly, SRx Health’s risk management policies and procedures may not be fully effective at identifying, monitoring and managing SRx Health’s risks. Some of SRx Health’s risk evaluation methods depend upon information provided by third parties regarding markets, customers or other matters that are otherwise inaccessible to SRx Health. In some cases, however, that information may not be accurate, complete or up-to-date. SRx Health’s risk management policies, procedures, techniques and processes may not be effective at identifying all of the risks to which SRx Health is exposed or enabling it to mitigate the risks SRx Health has identified. In addition, when SRx Health introduces new services, focuses on new business types or begins to operate in markets in which SRx Health has a limited history or experience, SRx Health not be able to forecast and reserve accurately for new risks. If SRx Health’s risk management policies and processes are ineffective, SRx Health may suffer financial losses, SRx Health may be subject to liability and SRx Health’s business, financial condition and results of operations may be materially and adversely affected.

Consumer opinion of SRx Health may be impacted in case of reputational damages to SRx Health’s suppliers

SRx Health promotes nationally branded, non-proprietary products, as well as private label, proprietary products. Damage to the reputation of any of these brands, or to the reputation of any supplier or manufacturer of these brands, could negatively impact consumer opinion of SRx Health or the related products, which could have an adverse impact on the financial performance of SRx Health.

Healthcare professional errors may harm SRx Health’s business and reputation

Exposure to risks related to managing confidential information and possible professional errors by healthcare professionals, including pharmacists, could have a significant impact on SRx Health’s reputation and corporate image. SRx Health may be subject to claims that it wrongfully hired an employee or healthcare professional from a competitor, or that SRx Health’s employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that SRx Health’s employees have wrongfully used or disclosed alleged trade secrets of their former employers. Healthcare professionals may offer counseling to customers about medication, dosage, delivery systems, common side effects and other information that they deem significant. Healthcare professionals such as pharmacists may also have a duty to warn customers regarding any potential negative effects of a prescription drug if the warning could reduce or negate these effects. An error or omission could cause reputational harm and impact financial performance.

Consolidation in the supply chain may negatively impact drug prices and SRx Health’s ability to compete

Many sourcing and procurement organizations in the healthcare industry have consolidated to create larger healthcare enterprises with greater market power. While this consolidation could increase efficiency and has the potential to improve the delivery of health care services, it also reduces competition and the number of potential contracting parties in certain geographies, and has led to pricing pressures. New and proposed acquisitions, partnerships and strategic alliances in the healthcare industry can alter market dynamics and impact businesses and competitive positioning. Changes in the participants in global sourcing enterprises relating to drug procurement, whether as a result of mergers, acquisitions or other transactions, can also have a similar effect on market dynamics and business. In addition, further consolidation among generic drug manufacturers could lead to generic drug inflation in the future. SRx Health expects that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and societal pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances among industry participants.

SRx Health relies on third-party suppliers for a significant portion of its supply of products

SRx Health relies on third parties to supply a significant portion of SRx Health’s inventories. SRx Health is reliant on these third parties for timely supply of products, including general pharmaceutical products. These third parties may find it necessary to allocate their supply of particular products among its customers. Such allocations of supply may in the future be an impediment in the conduct of business. There can be no assurance that these third parties will continue to supply their products in the timeframe and quantities required by SRx Health. There may be a need to identify alternate third party suppliers to prevent a possible disruption of the manufacture of certain pharmaceutical drug products. SRx Health does not have control over the process or timing of the manufacturing of the pharmaceutical drug products that SRx Health distributes or sells, and disruptions could harm its business, financial condition and results of operation.

SRx Health’s quarterly results of operations may fluctuate and, as a result, SRx Health may fail to meet or exceed the expectations of investors or securities analysts which could cause SRx Health’s share price to decline.

SRx Health’s quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of its control. If its quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of its common shares could decline substantially. Fluctuations in its results of operations may be due to a number of factors, including: demand for and market acceptance of SRx Health’s products; the mix of services sold during a period; SRx Health’s ability to retain and increase sales to customers and attract new customers; the strength of the economy; changes in SRx Health’s pricing policies or those of SRx Health’s competitors; competition, including entry into the industry by new competitors and new offerings by existing competitors; network outages or security breaches; and the amount and timing of expenditures related to expanding SRx Health’s operations and SRx Health’s growth opportunities. Due to the foregoing factors, and the other risks discussed in this prospectus, you should not rely on quarter-to-quarter comparisons of SRx Health’s results of operations as an indication of SRx Health’s future performance.

Change in tax and trade policies, tariffs and other government regulations affecting trade between Canada and other countries could adversely affect SRx Health.

Many branded and generic drug products are manufactured in whole or in substantial part outside of Canada. As a result, significant changes in tax or trade policies, tariffs or trade relations between Canada and other countries, such as the imposition of unilateral tariffs on imported products, could result in significant increases in costs, restrict access to suppliers, depress economic activity, and have a material adverse effect on business, cash flows and results of operations. In addition, other countries may change their business and trade policies and such changes, as well as any negative sentiments towards Canada in response to increased import tariffs and other changes in Canada trade regulations, could adversely affect SRx Health’s businesses, if SRx Health fails to respond adequately to such changes, including by implementing strategic and operational initiatives.

Disruption of the global supply chain and ineffective service providers could adversely impact SRx Health’s business

Products are sourced from a wide variety of domestic and international vendors, and any future disruption in supply chain or inability to find qualified vendors and access products that meet requisite quality and safety standards in a timely and efficient manner could adversely impact pharmacy businesses.

The loss or disruption of supply arrangements for any reason, including for health epidemics or pandemics, labor disputes, loss or impairment of key manufacturing sites, inability to procure sufficient raw materials, quality control issues, ethical sourcing issues, a supplier’s financial distress, natural disasters, civil unrest or acts of war or terrorism, trade sanctions or other external factors, could interrupt product supply. Additionally, offshore sourcing increases certain risks, including risks associated with drug safety, product defects, non-compliance with ethical and safe business practices and inadequate supply of products.

Ineffective selection of service providers (including transport carriers, logistics service providers and operators of warehouses and distribution facilities), contractual terms or relationship management could impact ability to source products (both national brand and control brand products), to have products available for customers, to market to customers or to operate efficiently and effectively.

Failure to meet customer expectations may harm SRx Health’s brand and reputation, its ability to retain and grow its customer base and its operating results.

Products and services must satisfy the needs and desires of customers, whose preferences may change. It is difficult to predict consistently and successfully the products and services customers will demand. Failure to timely identify or effectively respond to changing consumer preferences and spending patterns, and evolving demographic mixes in markets, an inability to expand the products being purchased by clients and customers, or the failure or inability to obtain or offer particular categories of products could adversely affect relationships with customers and clients and the demand for products and services and could result in excess inventories of products, which could adversely affect its operating results.

If SRx Health cannot keep pace with rapid developments in healthcare technology and change in SRx Health’s industry and continue to grow its patient base, the use of SRx Health’s services could decline, reducing SRx Health’s revenue.

Certain markets in which SRx Health competes are subject to rapid and significant changes. The healthcare technology market, in particular, is characterized by rapid technological change, new product and service introductions, evolving industry standards, changing patient needs, consolidation and the entrance of non-traditional competitors. In order to remain competitive and continue to acquire new customers, SRx Health is continually involved in a number of projects to develop new services and improve SRx Health’s existing services. These projects may not be successful and carry some risks, such as cost overruns, delays in delivery, performance problems and lack of patient adoption, and may cause SRx Health to become subject to additional regulation. Any inability to develop or delay in the delivery of new services or the failure to differentiate SRx Health’s services or to accurately predict and address market demand could render SRx Health’s services less desirable, or even obsolete, to SRx Health’s customers. In addition, many current or prospective customers may find competing services more attractive if SRx Health does not keep pace with market innovation, and many may choose to switch to competing services even if SRx Health does its best to innovate and provide superior services.

SRx Health relies in part, and may in the future rely in part, on third parties, including some of SRx Health’s competitors and potential competitors, for the development of, and access to, new technologies. If SRx Health is unable to maintain these relationships, it may lose access to new technologies or may not have the speed-to-market necessary to successfully launch new offerings.

SRx Health’s future success will depend on SRx Health’s ability to adapt to technological changes and evolving industry standards. SRx Health cannot predict the effects of technological changes on SRx Health’s business. If SRx Health is unable to adapt to technological changes or evolving industry standards on a timely and cost-effective basis by introducing new services and improving existing services, he SRx Health’s business, financial condition and results of operations could be materially adversely affected.

SRx Health’s use and disclosure of personally identifiable information, including personal health information, is subject to privacy and security regulations.

There are a number of federal and provincial laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the privacy rules under PIPEDA and substantially similar provincial legislation, including personal health information protection legislation applicable in the provinces and territories of Canada, protect medical records and other personal health information by limiting their use and disclosure of health information to the minimum level reasonably necessary to accomplish the intended purpose. If SRx Health was found to be in violation of the privacy or security rules under the Personal Information Protection and Electronic Documents Act (Canada) (“PIPEDA”) or such other laws protecting the confidentiality of patient health information, it could be subject to sanctions or criminal penalties, or otherwise be the subject of litigation (including a class action) for breach of privacy or failing to ensure the security of resident and patient information, any of which could increase its liabilities, harm its reputation and have a material adverse effect on the business, results of operations and financial condition of SRx Health.

SRx Health relies on the relationships that SRx Health has established with major drug manufacturers and specialty practitioners to conduct SRx Health’s business, and changes to these relationships may impair SRx Health’s operations.

SRx Health has developed strong working relationships with several industry stakeholders including major drug manufacturers and specialty practitioners that have served to benefit SRx Health’s continued operations. SRx Health is dependent on these relationships to access therapies ahead of competition, stay ahead of the curve on innovative therapies and regulatory changes in the pipeline and to receive access to specialty medications promptly and at competitive prices. Changes to these favorable relationships could negatively impact its business, and its continued growth is in part dependent on the maintenance of these relationships.

SRx Health may be subject to information technology systems impairment and cyber-attacks in the future

SRx Health’s operations depend on the timely maintenance, upgrade and replacement of networks, equipment, information technology systems and software, as well as pre-emptive expenses to mitigate the risks of failures.

In addition, SRx Health collects and stores personal information about SRx Health’s patients and are responsible for protecting that information from privacy breaches. A privacy breach may occur through procedural or process failure, information technology malfunction, or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly patient lists and preferences, is an ongoing risk whether perpetrated via employee collusion or negligence or through deliberate cyber-attack. Any such theft or privacy breach would have a material adverse effect on SRx Health’s business, financial condition and results of operations.

SRx Health has not experienced any material losses to date relating to cyber-attacks or other information security breaches, but there can be no assurance that SRx Health will not incur such losses in the future. SRx Health’s risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access is a priority. As cyber threats continue to evolve, SRx Health may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

SRx Health’s services must integrate and interoperate with a variety of operating systems, software, hardware, web browsers and networks.

SRx Health is dependent on the ability of SRx Health’s products and services to integrate with a variety of operating systems, software, hardware, networks and web browsers that SRx Health does not control. Any changes in these systems or networks that degrade the functionality of SRx Health’s products and services, impose additional costs or requirements on SRx Health or give preferential treatment to competitive services could materially and adversely affect usage of SRx Health’s products and services. Given the nature of SRx Health’s business and the pace of technological change, SRx Health may be unsuccessful in attempting to keep up with changing systems or the cost of doing so could be prohibitive, either of which could materially adversely affect SRx Health’s business and operations. In the event that it is difficult for SRx Health’s patients and corporate customers to access and use SRx Health’s products and services, SRx Health’s business may be materially and adversely affected.

In addition, SRx Health’s solutions, including hardware and software, interoperate with mobile networks offered by telecom operators and mobile devices developed by third parties. Changes in these networks or in the design of these mobile devices may limit the interoperability of SRx Health’s solutions with such networks and devices and require modifications to SRx Health’s solutions. If SRx Health is unable to ensure that its hardware and software continue to interoperate effectively with such networks and devices, or if doing so is costly, SRx Health’s business, financial condition and results of operations may be materially and adversely affected.

Failure to properly manage inventories and anticipate demand may impact SRx Health’s financial performance

SRx Health’s business is subject to risks associated with managing inventory and changes in customer’s preferences. Failure by SRx Health to properly manage its inventory and effectively anticipate the demand for products offered may result in SRx Health having inventory that customers do not want, is not reflective of customers’ tastes or habits, or is priced at a level customers are not willing to pay. Inability of SRx Health to respond to changing consumer preferences may result in excess inventory, inventory levels that are insufficient to meet demand or inventory that may have to be sold at lower prices. SRx Health monitors the impact of customer trends and inventory turnover and obsolescence. However, despite these efforts, inappropriate inventory levels may negatively impact SRx Health’s financial performance.

Reliance on data obtained from third party sources

SRx Health relies on certain operational data obtained from third parties that are industry accepted data sources. Such data relied on by SRx Health may not accurately reflect actual prescriptions. If such data turns out to be inaccurate or unreliable and SRx Health’s controls are not effective, there could be an adverse effect on SRx Health’s financial performance, its ability to properly manage inventory and its ability to interpret industry trends.

Change in population demographics could have an adverse effect on SRx Health’s business, operations, financial condition and results of operations.

The aging population in Canada is a major driver of demand for SRx Health’s products and services. Due to declining fertility rates and increased life expectancy, seniors in Canada are a rapidly growing segment of the population and are living longer and healthier lives than previous generations. These trends have generally resulted in an increased demand for pharmaceutical and other drugs, particularly among the elderly population. A change in any of these demographic trends, including shorter life spans, reduced incidence of illness or reduced demand for pharmaceutical drugs, could significantly impact demand for SRx Health’s services and have a material adverse effect on SRx Health’s business, operations, financial condition and results of operations.

If SRx Health is unable to hire, retain and motivate qualified personnel, its business will suffer

SRx Health’s future success depends, in part, upon SRx Health’s ability to attract, retain and motivate highly skilled and qualified personnel. Failure to attract and retain qualified professionals that are essential to SRx Health’s operations, including pharmacists, sales and marketing personnel and skilled management could adversely affect SRx Health’s business. If SRx Health fails to attract, train and retain sufficient numbers of these highly qualified people, its prospects, business, financial condition and results of operations will be materially and adversely affected.

SRx Health is dependent on the continued services and performance of SRx Health’s senior management and other key employees, the loss of any of whom could adversely affect SRx Health’s business, operating results and financial condition.

SRx Health’s future performance depends on the continued services and contributions of its senior management, including its NEOs, and other key employees to execute on its business plan and to identify and pursue new opportunities and product innovations. The failure to properly manage succession plans and/or the loss of services of senior management or other key employees could significantly delay or prevent the achievement of SRx Health’s strategic objectives. From time to time, there may be changes in SRx Health’s senior management team resulting from the hiring or departure of executives, which could disrupt SRx Health’s business. The loss of the services of one or more of its senior management or other key employees for any reason could adversely affect SRx Health’s business, financial condition and operating results and require significant amounts of time, training and resources to find suitable replacements and integrate them within SRx Health’s business and could affect SRx Health’s corporate culture.

From time to time, SRx Health may become defendants in legal proceedings as to which SRx Health is unable to assess its exposure, and which could become significant liabilities in the event of an adverse judgment.

From time to time in the ordinary course of SRx Health’s business, SRx Health may become involved in various legal proceedings, including commercial, product liability, employment, class action and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause SRx Health to incur significant expenses. Furthermore, because litigation is inherently unpredictable, the results of any such actions may have a material adverse effect on SRx Health’s business, operating results or financial condition.

Labor-related matters, including labor disputes, may adversely affect SRx Health’s operations

Potential labor disputes at SRx Health’s independent stores or transportation carriers create risks for SRx Health’s business, particularly if a dispute results in work slowdowns, lockouts, strikes or other disruptions of its operations. Any potential labor dispute, either in SRx Health’s own operations or in those of third parties, on whom SRx Health relies, could materially affect SRx Health’s costs, decrease SRx Health’s sales, harm SRx Health’s reputation or otherwise negatively affect SRx Health’s sales, profitability or financial condition.

Goodwill and other intangible assets could, in the future, become impaired

Goodwill and indefinitely lived intangible assets are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate that the carrying value may not be recoverable. When evaluating goodwill for potential impairment, SRx Health compares the fair value of SRx Health’s reporting units to their respective carrying amounts. SRx Health estimates the fair value of SRx Health’s reporting units using a combination of a discounted cash flow method and a market multiple method. If the carrying amount of a reporting unit exceeds its estimated fair value, a goodwill impairment loss is recognized in an amount equal to the excess to the extent of the goodwill balance. Estimated fair values could change if, for example, there are changes in the business climate, industry-wide changes, changes in the competitive environment, adverse legal or regulatory actions or developments, changes in capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows or market capitalization. Because of the significance of SRx Health’s goodwill and intangible assets, any future impairment of these assets could require material noncash charges to SRx Health’s operating results, which also could have a material adverse effect on SRx Health’s financial condition.

Conflicts of interest may arise between SRx Health and its directors and officers as a result of other business activities undertaken by such individuals.

SRx Health may be subject to various potential conflicts of interest because of the fact that some of its directors and executive officers may be engaged in a range of business activities. In addition, SRx Health’s directors and executive officers may devote time to their outside business interests, so long as such activities do not materially or adversely interfere with their duties to SRx Health and subject to any contractual restrictions restricting such activities. In some cases, SRx Health’s executive officers and directors may have fiduciary obligations associated with business interests that interfere with their ability to devote time to SRx Health’s business and affairs, which could adversely affect SRx Health’s operations. These business interests could require significant time and attention of SRx Health’s executive officers and directors.

Conflicts of interest, if any, will be subject to the procedures and remedies provided under applicable laws and policies of SRx Health. For example, a director who has a material interest in a matter before the Board or any committee on which he or she serves is required to disclose such interest as soon as the director becomes aware of it and absent himself or herself from the meeting while discussions and voting with respect to the matter are taking place. In accordance with applicable laws, the directors of SRx Health are required to act honestly and in good faith with a view to the best interests of SRx Health.

SRx Health is subject to risks associated with leasing space and equipment and is subject to a number of long-term non-cancelable leases with substantial lease payments.

Other than its distribution facility, SRx Health leases its physical operating locations and is subject to risks associated with leasing, occupying and making tenant improvements to real property, including adverse demographic and competitive changes affecting the property, changes in availability of and contractual terms for leasable space, credit risk in relation to tenant improvement allowances from landlords and potential liability for environmental conditions or personal injury claims. There can be no assurances that SRx Health will be able to extend, renew or continue to lease its existing locations.

Additional sites that SRx Health leases may be subject to long-term non-cancelable leases if SRx Health is unable to negotiate shorter terms. If an existing or future location is not profitable, and SRx Health decides to close it, SRx Health may nonetheless be committed to perform its obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, if SRx Health is not able to enter into new leases or renew existing leases on terms acceptable to SRx Health, this could have an adverse effect on SRx Health’s results of operations and profitability. Any failure to make lease payments when due, or the inability to extend, renew or continue to lease space and equipment in key locations, would likely harm SRx Health’s business, profitability and results of operations.

SRx Health may be unable to adequately protect its proprietary and intellectual property rights

SRx Health believes that its intellectual property has substantial value and has contributed significantly to the success of its business. SRx Health’s URL addresses, social media addresses, business names, and brand portfolio are assets, which add distinctive value and recognition to its customers. SRx Health’s trademarks are valuable assets that reinforce its brand and consumers’ favorable perception of its products. SRx Health’s continued success depends, to a significant degree, upon its ability to protect and preserve its intellectual property, including its trademarks and trade secrets. If SRx Health fails to protect its intellectual property adequately, unauthorized disclosure of such information could harm the value of its brand. SRx Health relies on confidentiality agreements and trademark, trade secret law to protect its intellectual property rights. Employees with access to such information are subject to confidentiality provisions contained in their employment offers which prohibit them from disclosing information. Even with confidentiality measures in place, there is no assurance that SRx Health’s intellectual property rights can be successfully defended and protected in the future.

Being accused of infringing intellectual property rights of others

Other parties may claim that SRx Health infringes or violates their trademarks, patents, copyrights, domain names, publicity rights or other proprietary rights. Such claims, regardless of their merit, could result in litigation or other proceedings and could require SRx Health to expend significant financial resources and attention by SRx Health’s management and other personnel that otherwise would be focused on SRx Health’s business operations, result in injunctions against SRx Health that prevent SRx Health from using material intellectual property rights, or require SRx Health to pay damages to third parties. SRx Health may need to obtain licenses from third parties who allege that SRx Health has infringed or violated their rights, but such licenses may not be available on terms acceptable to SRx Health or at all. In addition, SRx Health may not be able to obtain or use on terms that are favorable to SRx Health, or at all, licenses or other rights with respect to intellectual property that SRx Health does not own, which would require SRx Health to develop alternative intellectual property. To the extent SRx Health relies on open-source software, SRx Health may face claims from third parties that claim ownership of the open source software or derivative works that were developed using such software, or otherwise seek to enforce the terms of the applicable open source license. Similar claims might also be asserted regarding SRx Health’s in-house software. The occurrence of these claims could harm SRx Health’s brand or materially adversely affect SRx Health’s business, financial position and operating results.

The costs and effects of pending and future litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect SRx Health’s business, financial position and results of operations.

SRx Health may in the future be party to legal, arbitration and administrative investigations, inspections and proceedings arising in the ordinary course of SRx Health’s business or from extraordinary corporate, tax or regulatory events that involve SRx Health or its associated participants, particularly with respect to negligence, civil, tax and labor claims.

SRx Health’s indemnities and insurance may not cover all claims that may be asserted against SRx Health, and any claims asserted against SRx Health, regardless of merit or eventual outcome, may harm SRx Health’s reputation. Furthermore, there is no guarantee that SRx Health will be successful in defending ourselves in pending or future litigation or similar matters under various laws. Should the ultimate judgments or settlements in any pending or future litigation or investigation significantly exceed SRx Health’s indemnity rights, they could have a material adverse effect on SRx Health’s business, financial condition and results of operations and the price of SRx Health’s securities. Further, even if SRx Health adequately addresses issues raised by an inspection conducted by an agency or successfully defend SRx Health’s case in an administrative proceeding or court action, SRx Health may have to set aside significant financial and management resources to respond and settle issues raised by such proceedings, which could adversely affect SRx Health’s business.

SRx Health is heavily reliant on its healthcare professionals, and SRx Health’s success depends on the satisfactory performance by its healthcare professionals of their professional obligations including maintenance of their required qualifications. SRx Health’s healthcare professionals could be subject to negligence claims, suits or complaints relating to services provided from time to time. From time to time, SRx Health’s healthcare professionals may enmesh SRx Health in outstanding or unforeseen legal, regulatory, contractual, employee or other issues. The failure of SRx Health’s healthcare professionals to perform their professional obligations or the successful assertion of one or more large claims against SRx Health, whether or not those claims may be covered by an indemnity or insurance, could adversely affect SRx Health’s business, financial condition and results of operations.

SRx Health may become involved in regulatory or agency proceedings, investigations and audits

SRx Health’s business requires compliance with many laws and regulations and the sensitive nature of the healthcare industry may attract increased regulatory and agency scrutiny. Failure to comply with these laws and regulations could subject SRx Health to regulatory or agency proceedings or investigations and could also lead to damage awards, fines and penalties. SRx Health may become involved in a number of government or agency proceedings, investigations and audits. The outcome of any regulatory or agency proceedings, investigations, audits, and other contingencies could harm SRx Health’s reputation, require SRx Health to take, or refrain from taking, actions that could harm its operations or require SRx Health to pay substantial amounts of money, harming its financial condition. There can be no assurance that any pending or future regulatory or agency proceedings, investigations and audits will not result in substantial costs or a diversion of management’s attention and resources or have a material adverse impact on SRx Health’s business, financial condition and results of operation.

SRx Health may also become party to litigation from time to time in the ordinary course of business which could adversely affect its business. Should any litigation in which SRx Health becomes involved be determined against SRx Health, such a decision could adversely affect SRx Health’s ability to continue operating and the value of its common shares and could use significant resources. Even if SRx Health is involved in litigation and is successful, litigation can redirect significant Company resources, including the time and attention of management and available working capital. Litigation may also create a negative perception of SRx Health’s brand.

The impact of economic conditions, including the resulting effect on spending by consumers, may adversely affect SRx Health’s business, operating results and financial condition.

The impact of economic conditions, including the resulting effect on spending by consumers, may adversely affect SRx Health’s business, operating results and financial condition. Canadian pharmacies are affected by the Canadian economy and consumer confidence in general, including various economic factors, inflation and changes in consumer purchasing power, preferences and/or spending patterns. It is possible that an unfavorable, uncertain or volatile economic environment will cause a decline in drug utilization, an increase in health care utilization and dampen consumer demand for SRx Health’s products and services.

Risks Relating to the SRx Health’s Growth Strategy

SRx Health may not be able to successfully implement SRx Health’s growth strategy.

SRx Health’s future growth, profitability and cash flows depend upon SRx Health’s ability to successfully implement SRx Health’s growth strategy, which, in turn, is dependent upon a number of factors, including SRx Health’s ability to accomplish acquiring new pharmacies and integrating them into the SRx Network, leveraging existing infrastructure to drive organic growth, expanding SRx Health’s wholesale distribution capabilities, further developing SRx Health’s service offerings through investment in technology, and accelerating SRx Health’s clinical trials business.

There can be no assurance that SRx Health can successfully achieve any or all of the above initiatives in the anticipated manner or time period. Further, achieving these objectives will require investments which may result in short-term costs without generating any current revenue and therefore may be dilutive to SRx Health’s earnings. SRx Health cannot provide any assurance that SRx Health will realize, in full or in part, the anticipated benefits SRx Health expects SRx Health’s strategy will achieve. The failure to realize those benefits could have a material adverse effect on SRx Health’s business, financial condition and results of operations.

SRx Health has experienced significant growth in recent periods, which puts strain on its business, operations and employees. SRx Health anticipates that its operations will continue to expand. To manage its current and anticipated future growth effectively, SRx Health must continue to maintain and enhance its IT infrastructure, financial and accounting systems and controls.

Failure to effectively manage its growth could also lead SRx Health to over-invest or under-invest in development and operations, result in weaknesses in its infrastructure, systems or controls, and give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. If SRx Health’s management is unable to effectively manage SRx Health’s growth, its expenses may increase more than expected, its revenue may not increase or may grow more slowly than expected and SRx Health may be unable to implement its business strategy.

A portion of SRx Health’s growth depends on SRx Health’s ability to complete future acquisitions, and failure to do so in a timely manner, or on less favorable terms to SRx Health, could impede SRx Health’s ability to execute portions of SRx Health’s business strategy

SRx Health expects to engage in future acquisitions in order to achieve SRx Health’s growth strategy. SRx Health’s ability to execute its growth strategy depends in part on its ability to identify and acquire desirable acquisition candidates at a price and on terms acceptable to SRx Health and on its ability to successfully integrate acquired operations into SRx Health’s business. If SRx Health identifies suitable acquisition candidates, SRx Health may be unable to successfully negotiate their acquisition at a price or on terms and conditions acceptable to SRx Health. While SRx Health expects SRx Health will be able to fund some of its acquisitions and capital expenditures with SRx Health’s existing resources, SRx Health will likely require additional financing, including debt and equity financings, to pursue certain acquisitions. SRx Health may not be able to complete debt or equity financings on terms favorable to SRx Health or at all.

Any future acquisitions, partnerships or joint ventures that SRx Health makes or enters into could disrupt SRx Health’s business and harm SRx Health’s financial condition.

SRx Health evaluates, and expect in the future to evaluate, potential strategic acquisitions of, and partnerships or joint ventures with, businesses providing services or technologies that are complementary to SRx Health’s existing services and technologies. However, SRx Health may not be successful in identifying acquisition, partnership and joint venture targets or SRx Health may use estimates and judgments to evaluate the operations and future revenue of a target that turn out to be inaccurate. In addition, SRx Health may not be able to successfully finance or integrate a particular business, service or technology that SRx Health acquires or with which SRx Health forms a partnership or joint venture, and SRx Health may not achieve the anticipated benefits of such project or SRx Health may lose customers as a result. Furthermore, the integration of any acquisition, partnership or joint venture may divert management’s time and resources from SRx Health’s existing business and disrupt its operations. Certain acquisitions may also enmesh SRx Health in outstanding or unforeseen legal, regulatory, contractual, employee or other issues. As a result of any of the foregoing, SRx Health may spend time and money on projects that do not increase its revenue or profitability. Moreover, SRx Health’s competitors may be willing or able to pay more than SRx Health for acquisitions, which may cause SRx Health to lose certain acquisitions that SRx Health would otherwise desire to complete. Even if SRx Health successfully competes for a certain acquisition, partnership or joint venture, SRx Health may finance the project with cash on hand, equity or debt, or a combination thereof, which could decrease SRx Health’s cash reserves, dilute SRx Health’s shareholders, including investors under this prospectus, or significantly increase SRx Health’s level of indebtedness or place other restrictions on SRx Health’s operations. SRx Health cannot ensure that any acquisition, partnership or joint venture SRx Health makes will not have a material adverse effect on SRx Health’s business, financial condition and results of operations.

Competition for acquisition candidates, consolidation within the pharmacy industry and economic and market conditions may limit SRx Health’s ability to grow through acquisitions.

SRx Health seeks to grow through strategic acquisitions in addition to organic growth. Although SRx Health has and expects to continue to identify numerous acquisition candidates that SRx Health believes may be suitable, SRx Health may not be able to acquire them at prices or on terms and conditions favorable to SRx Health. Other companies have adopted or may in the future adopt SRx Health’s strategy of acquiring and consolidating regional and local businesses. SRx Health expects that increased consolidation in the pharmacy industry over the longer term will reduce the number of attractive acquisition candidates. Moreover, general economic conditions and the environment for attractive investments may affect the desire of the owners of acquisition candidates to sell their companies. As a result, SRx Health may have fewer acquisition opportunities, and those opportunities may be on less attractive terms than in the past, which could cause a reduction in SRx Health’s rate of growth from acquisitions.

Changes in the Canadian healthcare industry and regulatory environment could negatively affect SRx Health’s growth and financial projections.

Changes in the Canadian healthcare industry and regulatory environment could have a material adverse impact on SRx Health’s results of operations. Provincial governments in Canada provide partial funding for the purchase of pharmaceuticals and independently regulate the sale and reimbursement of drugs. Provincial governments in Canada have introduced significant changes in recent years in an effort to reduce the costs of publicly funded health programs. For instance, to reduce the cost for taxpayers, provincial governments have taken and will continue to take steps to reform the rules regarding the sale of generic drugs. These changes include increased powers of investigation, reporting and enforcement for provincial regulatory agencies, the significant lowering of prices for generic pharmaceuticals and, in some provinces, changes to the allowable amounts of professional allowances paid to pharmacists by generic manufacturers and the tendering of generic molecules on provincial drug formularies. These reforms may adversely affect the distribution of drugs as well as the pricing for prescription drugs in Canada. Additional provinces have implemented or are considering similar changes, which would also lower pharmaceutical pricing and service fees. Individually or in combination, such changes in the Canadian healthcare environment may materially reduce SRx Health’s revenue and operating results and could cause the market price of SRx Health’s Common Shares to decline.

Risks Related to the Company’s Pet Health and Wellness Business

Increases in sourcing, manufacturing, freight and/or warehousing costs, supply shortages, interruption in Halo’s sourcing operations and/or supply changes could have an adverse effect on Halo’s business, financial condition, and operating results.

Halo’s products are sourced from a limited number of independent third-party suppliers, which Halo depends upon for the manufacture of all Halo’s products. Some of the ingredients, packaging materials, and other products Halo purchases may only be available from a single supplier or a limited group of suppliers. While alternate sources of supply are generally available, the supply and price are subject to market conditions and are influenced by other factors beyond Halo’s control. Halo does not have long-term contracts with many of Halo’s suppliers, and therefore they could increase prices or cease doing business with Halo. As a result, Halo may be subject to price fluctuations or demand disruptions.

The prices of raw materials, packaging materials and freight are subject to fluctuations in price attributable to, among other things, global competition for resources, weather conditions, changes in supply and demand of raw materials, or other commodities, fuel prices and government-sponsored agricultural programs. Volatility in the prices of raw materials and other supplies Halo purchases could increase Halo’s cost of sales and reduce Halo’s profitability, and Halo has no guarantees that prices will not rise. Halo’s ability to pass along higher costs through price increases to Halo’s customers is dependent upon competitive conditions and pricing methodologies employed in the various sales channels in which Halo competes, and Halo may not be successful in implementing price increases. In addition, any price increases Halo does implement may result in lower sales volumes. Customers and consumers may choose to shift purchases to lower-priced private label or other value offerings which may adversely affect Halo’s results of operations.

Halo cannot control all of the various factors that might affect Halo’s ability to ship orders of Halo’s products to customers in a timely manner or to meet Halo’s quality standards. Such factors include, among other things, natural disasters or adverse weather and climate conditions; political and financial instability; strikes; unforeseen public health crises, including pandemics and epidemics such as the COVID-19 pandemic; acts of war or terrorism and other catastrophic events, whether occurring in the U.S. or internationally (including, without limitation, the conflict in Ukraine). From time to time, a co-manufacturer may experience financial difficulties, bankruptcy or other business disruptions, which could disrupt Halo’s supply of products or require that Halo incurs additional expense by providing financial accommodations to the co-manufacturer or taking other steps to seek to minimize or avoid supply disruption, such as establishing a new co-manufacturing arrangement with another provider. Further, Halo may be unable to locate an additional or alternate co-manufacturing arrangement in a timely manner or on commercially reasonable terms, if at all. Any delay, interruption or increased cost in the proprietary value-branded products that might occur for any reason could affect Halo’s ability to meet customer demand, adversely affect Halo’s net sales, increase Halo’s cost of sales and hurt Halo’s results of operations, which in turn may injure Halo’s reputation and customer relationships, thereby harming Halo’s business.

Halo’s ability to meet increases in demand may be impacted by Halo’s reliance on Halo’s suppliers and Halo is subject to the risk of shortages and long lead times. Halo may not be able to develop alternate sources in a timely manner. Therefore, Halo may not be able to source sufficient product on terms that are acceptable to us, or at all, which may undermine Halo’s ability to fill Halo’s orders in a timely manner. The occurrence of any of the foregoing could increase Halo’s costs, disrupt Halo’s operations, or could have a materially adverse impact on Halo’s business, financial condition, results of operations or prospects.

If Halo fails to maintain and expand Halo’s brand, or the quality of Halo’s products that customers have come to expect, Halo’s business could suffer.

The continued development and maintenance of Halo’s brand and the quality of Halo’s products is critical to Halo’s success. Halo seeks to maintain, extend, and expand Halo’s brand image through marketing investments, including advertising and consumer promotions, and product innovation. Maintaining, promoting and positioning Halo’s brand and reputation will depend on, among other factors, the success of preserving the quality of Halo’s products, the availability of Halo’s products, marketing and merchandising efforts, the nutritional benefits provided to pets and Halo’s ability to provide a consistent, high-quality customer experience.

The success of Halo’s brand may suffer if Halo’s marketing plans or product initiatives do not have the desired impact on Halo’s brand’s image or its ability to attract customers. Brand value is based on perceptions of subjective qualities, and any incident that erodes the loyalty of Halo’s customers, suppliers or co-manufacturers, including adverse publicity or a governmental investigation or litigation, could significantly reduce the value of Halo’s brand and significantly damage Halo’s business. Further, Halo’s brand value could diminish significantly due to a number of factors, including consumer perception that Halo has acted in an irresponsible manner, adverse publicity about Halo’s products (whether or not valid), Halo’s failure to maintain the quality of Halo’s products, product contamination, the failure of Halo’s products to deliver consistently positive consumer experiences, inadequate labor conditions, health or safety issues at Halo’s co-manufacturers, or the products becoming unavailable to consumers.

If Halo is unable to build and sustain brand equity by offering recognizably superior products, Halo may be unable to maintain premium pricing over private label products. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative posts or comments about Halo or Halo’s brands or products on social or digital media could damage Halo’s brands and reputation. If Halo fails to maintain the favorable perception of its brands, its business, financial condition and results of operations could be negatively impacted.

Halo may not be able to successfully implement and/or manage Halo’s growth strategy on a timely basis or Halo may not grow at all.

Halo’s future success depends on Halo’s ability to implement Halo’s growth strategy of introducing new products and expanding into new markets and attracting new consumers to Halo’s brand and sub-brands. Halo’s ability to implement this growth strategy depends, among other things, on Halo’s ability to: establish Halo’s brands and reputation as a well-managed enterprise committed to delivering premium quality products to the pet health and wellness industry; partner with retailers and other potential distributors of Halo’s products; continue to effectively compete in specialty channels and respond to competitive developments; continue to market and sell Halo’s products through a multi-channel distribution strategy and achieve joint growth targets with Halo’s distribution partners; expand and maintain brand loyalty; develop new proprietary value-branded products and product line extensions that appeal to consumers; maintain and, to the extent necessary, improve Halo’s high standards for product quality, safety and integrity; maintain sources from suppliers that comply with all federal, state and local laws for the required supply of quality ingredients to meet Halo’s growing demand; identify and successfully enter and market Halo’s products in new geographic markets and market segments; execute value-focused pricing strategies; and attract, integrate, retain and motivate qualified personnel. Halo may not be able to successfully implement Halo’s growth strategy and may need to change Halo’s strategy in order to maintain Halo’s growth. If Halo fails to implement Halo’s growth strategy or if Halo invests resources in a growth strategy that ultimately proves unsuccessful, Halo’s business, financial condition and results of operations may be materially adversely affected.

If Halo succeeds in growing Halo’s business, such growth could strain Halo’s management team and capital resources. Halo’s ability to manage operations and control growth will be dependent on Halo’s ability to raise and spend capital to successfully attract, train, motivate, retain and manage new members of senior management and other key personnel and continue to update and improve Halo’s management and operational systems, infrastructure and other resources, financial and management controls, and reporting systems and procedures. Failure to manage Halo’s growth effectively could cause Halo to misallocate management or financial resources, and result in additional expenditures and inefficient use of existing human and capital resources. Such slower than expected growth may require Halo to restrict or cease Halo’s operations and go out of business. Additionally, Halo’s anticipated growth will increase the demands placed on Halo’s suppliers, resulting in an increased need for Halo to manage Halo’s suppliers and monitor for quality assurance and comply with all applicable laws. Any failure by Halo to manage Halo’s growth effectively could impair Halo’s ability to achieve Halo’s business objectives.

If Halo does not successfully develop additional products and services, or if such products and services are developed but not successfully commercialized, Halo’s business will be adversely affected.

Halo’s success will depend, in part, on Halo’s ability to develop and market new products and improvements to Halo’s existing products. The process of identifying and commercializing new products is complex, uncertain and may involve considerable costs, and if Halo fails to accurately predict customers’ changing needs and preferences, Halo’s business could be harmed. The success of Halo’s innovation and product development efforts is affected by, among other things, the technical capability of Halo’s team; Halo’s ability to establish new supplier relationships and third-party consultants in developing and testing new products, and complying with governmental regulations; Halo’s attractiveness as a partner for outside research and development scientists and entrepreneurs; and the success of Halo’s management and sales team in introducing and marketing new products.

Halo has already and may have to continue to commit significant resources to commercializing new products before knowing whether Halo’s investments will result in products the market will accept. Substantial promotional expenditures may be required to introduce new products to the market, or improve Halo’s market position. To remain competitive and expand and keep shelf placement for Halo’s products, Halo may need to increase Halo’s advertising spending to maintain and increase consumer awareness, protect and grow Halo’s existing market share or promote new products, which could affect Halo’s operating results. Halo may not always be able to respond quickly and effectively to changes in customer taste and demand due to the amount of time and financial resources that may be required to bring new products to market, which could result in Halo’s competitors taking advantage of changes in customer trends before Halo is able to and harm Halo’s brand and reputation.

Furthermore, developing and commercializing new products may divert management’s attention from other aspects of Halo’s business and place a strain on management, operational and financial resources, as well as Halo’s information systems. Halo may not execute successfully on commercializing those products because of errors in product planning or timing, technical hurdles that Halo fails to overcome in a timely fashion, or a lack of appropriate resources. Launching new products or updating existing products may also leave Halo with obsolete inventory that Halo may not be able to sell or Halo may sell at significantly discounted prices. If Halo is unable to successfully develop or otherwise acquire new products, Halo’s business, financial condition and results of operations may be materially adversely affected.

Because Halo is engaged in a highly competitive business, if Halo is unable to compete effectively, Halo’s results of operations could be adversely affected.

The pet health and wellness industry is highly competitive. Halo competes on the basis of product and ingredient quality, product availability, palatability, brand awareness, loyalty and trust, product variety and innovation, product packaging and design, reputation, price and convenience and promotional efforts. The pet products and services retail industry has become increasingly competitive due to the expansion of pet-related product offerings by certain supermarkets, warehouse clubs, and other mass and general retail and online merchandisers and the entrance of other specialty retailers into the pet food and pet supply market, which makes it more difficult for Halo to compete for brand recognition and differentiation of Halo’s products and services. Halo faces direct competition from companies that sell various pet health and wellness products at a lower price point and distribute such products to traditional retailers, which are larger than Halo is and have greater financial resources. Price gaps between products may result in market share erosion and harm Halo’s business. Halo’s current and potential competitors may also establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings. Further, it is possible that domestic or foreign companies, some with greater experience in the pet health and wellness industry or greater financial resources than Halo possesses, will seek to provide products or services that compete directly or indirectly with Halo’s in the future.

Many of Halo’s competitors may have longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater technical capabilities, significantly greater financial, marketing and other resources and larger customer bases than Halo does. These factors may allow Halo’s competitors to derive greater net sales and profits from their existing customer base, acquire customers at lower costs or respond more quickly than Halo can to new or emerging technologies and changes in consumer preferences or habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate net sales from their customer bases more effectively than Halo does.

Halo’s competitors may be able to identify and adapt to changes in consumer preferences more quickly than Halo due to their resources and scale. They may also be more successful in marketing and selling their products, better able to increase prices to reflect cost pressures and better able to increase their promotional activity, which may impact Halo and the entire pet health and wellness industry. Increased competition as to any of Halo’s products could result in price reduction, increased costs, reduced margins and loss of market share, which could negatively affect Halo’s profitability. While Halo management believes Halo is better equipped to customize products for the pet health and wellness market generally as compared to other companies in the industry, there can be no assurance that Halo will be able to successfully compete against these other companies. Expansion into markets served by Halo’s competitors and entry of new competitors or expansion of existing competitors into Halo’s markets could materially adversely affect Halo’s business, financial condition and results of operations.

If Halo fails to attract new customers, or retain existing customers, or fail to do either in a cost-effective manner, Halo may not be able to increase sales.

Halo is highly dependent on the effectiveness of Halo’s marketing messages and the efficiency of Halo’s advertising expenditures in generating consumer awareness and sales of Halo’s products. Halo may not always be successful in developing effective messages and new marketing channels, as consumer preferences and competition change, and in achieving efficiency in Halo’s advertising expenditures. Halo depends heavily on internet-based advertising to market Halo’s products through internet-based media and e-commerce platforms. If Halo is unable to continue utilizing such platforms, if those media and platforms diminish in importance or size, or if Halo is unable to direct Halo’s advertising to Halo’s target consumer groups, Halo’s advertising efforts may be ineffective, and Halo’s business could be adversely affected. The costs of advertising through these platforms have increased significantly, which could in decreased efficiency in the use of Halo’s advertising expenditures, and Halo expects these costs may continue to increase in the future.

Consumers are increasingly using digital tools as a part of their shopping experience. As a result, Halo’s future growth and profitability will depend in part on:

●	the effectiveness and efficiency of Halo’s online experience for disparate worldwide audiences, including advertising and search optimization programs in generating consumer awareness and sales of Halo’s products;

●	Halo’s ability to prevent confusion among consumers that can result from search engines that allow competitors to use or bid on Halo’s trademarks to direct consumers to competitors’ websites;

●	Halo’s ability to prevent Internet publication or television broadcast of false or misleading information regarding Halo’s products or Halo’s competitors’ products;

●	the nature and tone of consumer sentiment published on various social media sites; and

●	the stability of Halo’s website and other e-commerce platforms on which Halo sells Halo’s products. In recent years, a number of DTC, Internet-based retailers have emerged and have driven up the cost of basic search terms, which has and may continue to increase the cost of Halo’s Internet-based marketing programs.

If Halo’s marketing messages are ineffective or Halo’s advertising expenditures, geographic price-points, and other marketing programs, including digital programs, are inefficient in creating awareness and consideration of Halo’s products and brand name and in driving consumer traffic to Halo’s website or to Halo’s other sales channels, Halo’s sales, profitability, cash flows and financial condition may be adversely impacted. In addition, if Halo is not effective in preventing the publication of confusing, false or misleading information regarding Halo’s brand or Halo’s products, or if there arises significant negative consumer sentiment on social media regarding Halo’s brand or Halo’s products, Halo’s sales, profitability, cash flows and financial condition may be adversely impacted.

Food safety and food-borne illness incidents may materially adversely affect Halo’s business by exposing Halo to lawsuits, product recalls or regulatory enforcement actions, increasing Halo’s operating costs and reducing demand for Halo’s product offerings.

Selling food for consumption involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury or death related to allergens, food-borne illnesses or other food safety incidents caused by products Halo sells, or involving Halo’s suppliers or co-manufacturers, could result in the discontinuance of sales of these products or Halo’s relationships with such suppliers or co-manufacturers, or otherwise result in increased operating costs, regulatory enforcement actions or harm to Halo’s reputation. Shipment of adulterated or misbranded products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose Halo to product liability, negligence or other lawsuits, including consumer class action lawsuits. Any claims brought against Halo may exceed or be outside the scope of Halo’s existing or future insurance policy coverage or limits. Any judgment against Halo that is more than Halo’s policy limits or not covered by Halo’s policies or not subject to insurance would have to be paid from Halo’s cash reserves, which would reduce Halo’s capital resources.

The occurrence of food-borne illnesses or other food safety incidents could also adversely affect the price and availability of affected ingredients, resulting in higher costs, disruptions in supply and a reduction in Halo’s sales. Furthermore, any instances of food contamination or regulatory noncompliance, whether or not caused by Halo’s actions, could compel us, Halo’s suppliers, Halo’s distributors or Halo’s customers, depending on the circumstances, to conduct a recall in accordance with FDA regulations, comparable state laws or foreign laws in jurisdictions in which Halo operates. Food recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing distributors or customers and a potential negative impact on Halo’s ability to attract new customers due to negative consumer experiences or because of an adverse impact on Halo’s brand and reputation. The costs of a recall could exceed or be outside the scope of Halo’s existing or future insurance policy coverage or limits.

In addition, food companies have been subject to targeted, large-scale tampering as well as to opportunistic, individual product tampering, and Halo, like any food company, could be a target for product tampering. Forms of tampering could include the introduction of foreign material, chemical contaminants and pathological organisms into consumer products as well as product substitution. FDA regulations require companies like Halo to analyze, prepare and implement mitigation strategies specifically to address tampering (i.e., intentional adulteration) designed to inflict widespread public health harm. If Halo does not adequately address the possibility, or any actual instance, of intentional adulteration, Halo could face possible seizure or recall of its products and the imposition of civil or criminal sanctions, which could materially adversely affect Halo’s business, financial condition and operating results.

Halo may not be able to manage Halo’s manufacturing and supply chain effectively, which may adversely affect Halo’s results of operations.

Halo must accurately forecast demand for all of Halo’s products in order to ensure that Halo has enough products available to meet the needs of Halo’s customers. Halo’s forecasts are based on multiple assumptions that may cause Halo’s estimates to be inaccurate and affect Halo’s ability to obtain adequate co-manufacturing capacity in order to meet the demand for Halo’s products. If Halo does not accurately align Halo’s manufacturing capabilities with demand, Halo’s business, financial condition and results of operations may be materially adversely affected.

In addition, Halo must continuously monitor Halo’s inventory and product mix against forecasted demand. If Halo underestimates demand, Halo having inadequate supplies. Halo also faces the risk of having too much inventory on hand that may reach its expiration date and become unsalable, and Halo may be forced to rely on markdowns or promotional sales to dispose of excess or slow-moving inventory. If Halo is unable to manage Halo’s supply chain effectively, Halo’s operating costs could increase and Halo’s profit margins could decrease.

If any of Halo’s independent shipping providers experience delays or disruptions, Halo’s business could be adversely affected.

Halo relies on independent shipping service providers to ship raw materials and products from Halo’s third-party suppliers and to ship products from Halo’s manufacturing and distribution warehouses to Halo’s customers. Halo’s utilization of any shipping companies that Halo may elect to use, is subject to risks, including increases in fuel prices, employee strikes, organized labor activities and inclement weather, which may impact the shipping company’s ability to provide delivery services sufficient to meet Halo’s shipping needs. If Halo is not able to negotiate acceptable terms with these companies or they experience performance problems or other difficulties, it could negatively impact Halo’s operating results and customer experience.

Halo’s intellectual property rights may be inadequate to protect Halo’s business.

Halo attempts to protect Halo’s intellectual property rights, both in the U.S. and in foreign countries, through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Because of the differences in foreign trademark, patent and other laws concerning proprietary rights, Halo’s intellectual property rights may not receive the same degree of protection in foreign countries as they would in the U.S. Halo’s failure to obtain or maintain adequate protection of Halo’s intellectual property rights for any reason could have a material adverse effect on Halo’s business, results of operations and financial condition.

Halo also relies on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to Halo’s unpatented technology. To protect Halo’s trade secrets and other proprietary information, Halo requires employees, consultants, advisors and collaborators to enter into confidentiality agreements. Halo cannot assure you that these agreements will provide meaningful protection for Halo’s trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If Halo is unable to maintain the proprietary nature of Halo’s technologies, Halo could be materially adversely affected.

Halo relies on Halo’s trademarks, trade names, and brand names to distinguish Halo’s products from the products of Halo’s competitors, and have registered or applied to register many of these trademarks. Halo cannot assure you that Halo’s trademark applications will be approved. Third parties may also oppose Halo’s trademark applications, or otherwise challenge Halo’s use of the trademarks. In the event that Halo’s trademarks are successfully challenged, Halo could be forced to rebrand Halo’s products, which could result in loss of brand recognition, and could require Halo to devote significant additional resources to advertising and marketing new brands. Further, Halo cannot assure you that competitors will not infringe Halo’s trademarks, or that Halo will have adequate resources to enforce Halo’s trademarks.

Halo depends on the knowledge and skills of Halo’s senior management and other key employees, and if Halo is unable to retain and motivate them or recruit additional qualified personnel, Halo’s business may suffer.

Halo has benefited substantially from the leadership and performance of Halo’s senior management, as well as other key employees. Halo’s success will depend on Halo’s ability to retain Halo’s current management and key employees, and to attract and retain qualified personnel in the future, and Halo cannot guarantee that Halo will be able to retain Halo’s personnel or attract new, qualified personnel. In addition, Halo does not maintain any “key person” life insurance policies. The loss of the services of members of Halo’s senior management or key employees could prevent or delay the implementation and completion of Halo’s strategic objectives, or divert management’s attention to seeking qualified replacements.

A failure of one or more key information technology systems, networks or processes may materially adversely affect Halo’s ability to conduct Halo’s business.

The efficient operation of Halo’s business depends on Halo’s information technology systems. Halo relies on Halo’s information technology systems to effectively manage Halo’s sales and marketing, accounting and financial and legal and compliance functions, engineering and product development tasks, research and development data, communications, supply chain, order entry and fulfillment and other business processes. Halo also relies on third parties and virtualized infrastructure to operate and support Halo’s information technology systems. The failure of Halo’s information technology systems, or those of Halo’s third-party service providers, to perform as Halo anticipates could disrupt Halo’s business and could result in transaction errors, processing inefficiencies and the loss of sales and customers, causing Halo’s business and results of operations to suffer.

In addition, Halo’s information technology systems may be vulnerable to damage or interruption from circumstances beyond Halo’s control, including fire, natural disasters, power outages, systems failures, security breaches, cyber-attacks and computer viruses. The failure of Halo’s information technology systems to perform as a result of any of these factors or Halo’s failure to effectively restore Halo’s systems or implement new systems could disrupt Halo’s entire operation and could result in decreased sales, increased overhead costs, excess inventory and product shortages and a loss of important information.

Further, it is critically important for Halo to maintain the confidentiality and integrity of Halo’s information technology systems. To the extent that Halo has information in Halo’s databases that Halo’s customers consider confidential or sensitive, any unauthorized disclosure of, or access to, such information could result in a violation of applicable data privacy and security, data protection, and consumer protection laws and regulations, legal and financial exposure, damage to Halo’s reputation, a loss of confidence of Halo’s customers, suppliers and manufacturers and lost sales. Despite the implementation of certain security measures, Halo’s systems may still be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. If any of these risks materialize, Halo’s reputation and Halo’s ability to conduct Halo’s business may be materially adversely affected.

Halo relies heavily on third-party commerce platforms to conduct Halo’s businesses. If one of those platforms is compromised, Halo’s business, financial condition and results of operations could be harmed.

Halo relies upon third-party commerce platforms, including Shopify. The use of Shopify was discontinued when Halo exited Halo’s DTC channel in June 2024. Halo also relies on e-mail service providers, bandwidth providers, Internet service providers and mobile networks to deliver e-mail and “push” communications to customers and to allow customers to access Halo’s website. Any damage to, or failure of, Halo’s systems or the systems of Halo’s third-party commerce platform providers could result in interruptions to the availability or functionality of Halo’s website and mobile applications. As a result, Halo could lose customer data and miss order fulfillment deadlines, which could result in decreased sales, increased overhead costs, excess inventory and product shortages.

In the future, the loss of access to these third-party platforms, or any significant cost increases from operating on the marketplaces, could significantly reduce Halo’s revenues, and the success of Halo’s business depends partly on continued access to these third-party platforms. Halo’s relationships with Halo’s third-party commerce platform providers could deteriorate as a result of a variety of factors, such as if they become concerned about Halo’s ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit Halo’s access to these marketplaces if Halo is not able to meet the applicable required terms of use. If for any reason Halo’s arrangements with Halo’s third-party commerce platform providers are terminated or interrupted, such termination or interruption could adversely affect Halo’s business, financial condition, and results of operations.

In addition, Halo exercises little control over these providers, which increases Halo’s vulnerability to problems with the services they provide. Halo could experience additional expense in arranging for new facilities, technology, services and support. The failure of Halo’s third-party commerce platform providers to meet Halo’s capacity requirements could result in interruption in the availability or functionality of Halo’s website and mobile applications, which could adversely affect Halo’s business and results of operations.

Halo may face difficulties as Halo expands business and operations into jurisdictions in which Halo has no prior operating experience.

Halo plans in the future to expand Halo’s operations and business into jurisdictions outside of the jurisdictions where Halo currently carries on business, including internationally. There can be no assurance that any market for Halo’s products will develop in any such foreign jurisdiction. Halo may face new or unexpected risks or significantly increase Halo’s exposure to one or more existing risk factors, including economic instability, new competition, changes in laws and regulations, including the possibility that Halo could be in violation of these laws and regulations as a result of such changes, and the effects of competition.

In addition, it may be difficult for Halo to understand and accurately predict taste preferences and purchasing habits of consumers in new markets. It is costly to establish, develop and maintain operations and develop and promote Halo’s brands in new jurisdictions. As Halo expands its business into other jurisdictions, Halo may encounter regulatory, legal, personnel, technological and other difficulties that increase Halo’s expenses and/or delay Halo’s ability to become profitable in such countries, which may have a material adverse effect on Halo’s business and brand. These factors may limit Halo’s capability to successfully expand Halo’s operations in, or export Halo’s products to, those other jurisdictions.

There may be decreased spending on pets in a challenging economic climate.

A challenging economic climate, including adverse changes in interest rates, volatile commodity markets and inflation, contraction in the availability of credit in the market and reductions in consumer spending, or a slow-down in the general economy or a shift in consumer preferences to less expensive products may result in reduced demand for Halo’s products which may affect Halo’s profitability. Pet ownership and the purchase of pet-related products may constitute discretionary spending for some consumers and any material decline in consumer discretionary spending may reduce overall levels of spending on pets. As a result, a challenging economic climate may cause a decline in demand for Halo’s products which could be disproportionate as compared to competing pet food brands since Halo’s products command a price premium.

Since a significant portion of Halo’s revenue has been derived from China, a slowdown in economic growth in China could adversely impact the sales of Halo’s products in China, which could have a material adverse effect on Halo’s results of operations and financial condition. In addition, a deterioration in trade relations between the U.S. and China or other countries, or the negative perception of U.S. brands by Chinese or other international consumers, could have a material adverse effect on Halo’s results of operations and financial condition.

If economic conditions result in decreased spending on pets and have a negative impact on Halo’s suppliers or distributors, Halo’s business, financial condition and results of operations may be materially adversely affected.

Significant merchandise returns or refunds could harm Halo’s business.

Halo allows Halo’s customers to return products or obtain refunds, subject to Halo’s return and refunds policy. If merchandise returns or refunds are significant or higher than anticipated and forecasted, Halo’s business, financial condition, and results of operations could be adversely affected. Further, Halo modifies its policies relating to returns or refunds from time to time, and may do so in the future, which may result in customer dissatisfaction and harm to Halo’s reputation or brand, or an increase in the number of product returns or the amount of refunds Halo makes.

Halo may seek to grow Halo’s company and business through acquisitions, investments or through strategic alliances and Halo’s failure to identify and successfully integrate and manage these assets could have a material adverse effect on the anticipated benefits of the acquisition and Halo’s business, financial condition or results of operations.

Halo management expects to consider opportunities to acquire or make investments in new or complementary businesses, facilities, technologies or products, or enter into strategic alliances, which may enhance Halo’s capabilities, expand Halo’s network, complement Halo’s current products or expand the breadth of Halo’s markets. In 2019, Halo completed three significant acquisitions that involved the combination of three businesses that historically have operated as independent companies. The success of these completed acquisitions and any future acquisitions will depend in large part on the success of Halo’s management team in integrating the operations, strategies, technologies and personnel. Potential and completed acquisitions, investments and other strategic alliances involve numerous risks, including: problems integrating the purchased business, facilities, technologies or products; issues maintaining uniform standards, procedures, controls and policies; assumed liabilities; unanticipated costs associated with acquisitions, investments or strategic alliances; diversion of management’s attention from Halo’s existing business; adverse effects on existing business relationships with suppliers, manufacturers, and retail customers; risks associated with entering new markets in which Halo has limited or no experience; potential write-offs of acquired assets and/or an impairment of any goodwill recorded as a result of an acquisition; potential loss of key employees of acquired businesses; and increased legal and accounting compliance costs.

Halo may fail to realize some or all of the anticipated benefits of the acquisitions if the integration process takes longer than expected or is more costly than expected. Halo’s failure to meet the challenges involved in successfully integrating acquisitions, including the operations of Halo, or to otherwise realize any of the anticipated benefits of the acquisitions could impair Halo’s financial condition and results of operations. Furthermore, Halo does not know if Halo will be able to identify additional acquisitions or strategic relationships Halo deems suitable or whether Halo will be able to successfully complete any such transactions on favorable terms or at all. Halo’s ability to successfully grow through strategic transactions depends upon Halo’s ability to identify, negotiate, complete and integrate suitable target businesses, facilities, technologies and products and to obtain any necessary financing. These efforts could be expensive and time-consuming and may disrupt Halo’s ongoing business.

Premiums for Halo’s insurance coverage may not continue to be commercially justifiable, and Halo’s insurance coverage may have limitations and other exclusions and may not be sufficient to cover Halo’s potential liabilities.

Halo has insurance to protect Halo’s assets, operations and employees. While Halo management believes Halo’s insurance coverage addresses all material risks to which Halo is exposed and is adequate and customary in Halo’s current state of operations, such insurance is subject to coverage limits and exclusions and may not be available for the risks and hazards to which Halo is exposed. No assurance can be given that such insurance will be adequate to cover Halo’s liabilities or will be generally available in the future or, if available, that premiums will be commercially justifiable. If Halo is unable to obtain such insurances or if Halo were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, Halo may be prevented from entering into certain business sectors, Halo’s growth may be inhibited, and Halo may be exposed to additional risk and financial liabilities, which could have a material adverse effect on Halo’s business, results of operations and financial condition could be materially adversely affected.

Adverse litigation judgments or settlements resulting from legal proceedings relating to Halo’s business operations could materially adversely affect Halo’s business, financial condition and results of operations.

From time to time, Halo is subject to allegations, and may be party to legal claims and regulatory proceedings, relating to Halo’s business operations. Such allegations, claims and proceedings may be brought by third parties, including Halo’s customers, employees, governmental or regulatory bodies or competitors. Defending against such claims and proceedings, regardless of their merits or outcomes, is costly and time consuming and may divert management’s attention and personnel resources from Halo’s normal business operations, and the outcome of many of these claims and proceedings cannot be predicted. If any of these claims or proceedings were to be determined adversely to us, a judgment, a fine or a settlement involving a payment of a material sum of money were to occur, or injunctive relief were issued against us, Halo’s reputation could be affected and Halo’s business, financial condition and results of operations could be materially adversely affected.

If third parties claim that Halo infringes upon their intellectual property rights, Halo’s business and results of operations could be adversely affected.

Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend; could require Halo to cease selling the products that incorporate the challenged intellectual property; could require Halo to redesign, reengineer, or rebrand the product, if feasible; could divert management’s attention and resources; or could require Halo to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any royalty or licensing agreements, if required, may not be available to Halo on acceptable terms or at all.

A successful claim of infringement against Halo could result in Halo’s being required to pay significant damages, enter into costly license or royalty agreements, or stop the sale of certain products, any of which could have a negative impact on Halo’s business, financial condition, results of operations and Halo’s future prospects.

Failure to comply with the U.S. Foreign Corrupt Practices Act, other applicable anti-corruption and anti-bribery laws, and applicable trade control laws could subject Halo to penalties and other adverse consequences.

Halo also operates Halo’s business in part outside of the U.S. and Halo’s operations are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), as well as the anti-corruption and anti-bribery laws in the countries where Halo does business. In addition, Halo is subject to U.S. and other applicable trade control regulations that restrict with whom Halo may transact business, including the trade sanctions enforced by the U.S. Treasury, Office of Foreign Assets Control (“OFAC”). Halo also plans to expand its operations outside of the U.S. in the future and Halo’s risks related to the FCPA will increase as Halo grows its international presence. Any violations of these anti-corruption or trade controls laws, or even allegations of such violations, can lead to an investigation and/or enforcement action, which could disrupt Halo’s operations, involve significant management distraction, and lead to significant costs and expenses, including legal fees. In addition, Halo’s brand and reputation, Halo’s sales activities or Halo’s stock price could be adversely affected if Halo becomes the subject of any negative publicity related to actual or potential violations of anti-corruption, anti-bribery or trade control laws and regulations.

Halo’s ability to utilize its net operating loss carryforwards may be limited.

Halo’s ability to utilize its federal net operating loss carryforwards and federal tax credit may be limited under Section 382 of the Code as amended by the Tax Cut and Jobs Act (the “TCJA”). The limitations apply if Halo experiences an “ownership change”. Similar provisions of state tax law may also apply. If Halo has experienced an ownership change at any time since Halo’s formation, Halo may already be subject to limitations on Halo’s ability to utilize Halo’s existing net operating losses to offset taxable income. In addition, future changes in Halo’s stock ownership, which may be outside of Halo’s control, may trigger an ownership change and, consequently, the limitations under Section 382. As a result, if or when Halo earns net taxable income, Halo’s ability to use Halo’s pre-change net operating loss carryforwards to offset such taxable income may be subject to limitations, which could adversely affect Halo’s future cash flows.

Risks Related to the Regulation of Halo’s Business and Products

Halo and its co-manufacturers and suppliers are subject to extensive governmental regulation and may be subject to enforcement if Halo is not in compliance with applicable requirements.

Halo and its third-party suppliers are subject to a broad range of foreign, federal, state and local laws and regulations governing, among other things, the testing, development, manufacture, distribution, marketing and post-market reporting of animal foods. These include laws administered by the FDA, the FTC, the USDA, and other federal, state and local regulatory authorities. Because Halo markets food, supplements and other products that are regulated as food and cosmetic care products for animals, Halo and the companies that manufacture its products are subject to the requirements of the FDCA and regulations promulgated thereunder by the FDA. The FDCA and related regulations govern, among other things, the manufacturing, composition, ingredients, packaging, labeling and safety of food for animals. The FDA requires that facilities that manufacture animal food products comply with a range of requirements. If Halo’s third-party suppliers cannot successfully manufacture products that conform to Halo’s specifications and the strict regulatory requirements, they may be subject to adverse inspectional findings or enforcement actions, which could materially impact Halo’s ability to market Halo’s products, could result in their inability to continue manufacturing for Halo or could result in a recall of Halo’s products that have already been distributed.

If the FDA or other regulatory authority determines that Halo or they have not complied with the applicable regulatory requirements, Halo’s business, financial condition and results of operations may be materially adversely impacted. If Halo does not comply with labeling requirements, including making unlawful claims about Halo’s products, Halo could be subject to public warning letters and possible further enforcement. Failure by Halo or Halo’s co-manufacturers and suppliers to comply with applicable laws and regulations or to obtain and maintain necessary permits, licenses and registrations relating to Halo’s or Halo’s partners’ operations could subject Halo to administrative and civil penalties, including fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of Halo’s products, or refusals to permit the import or export of products, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material effect on Halo’s operating results and business.

International expansion of Halo’s business could expose Halo to substantial business, regulatory, political, financial and economic risks.

Halo currently conducts business and market products in the U.S., Canada and select Asian markets, including China. The expansion of Halo’s business outside of the U.S. could expose Halo to substantial risks, which may include, but are not limited to, the following:

●	political, social and economic instability;

●	higher levels of credit risk, corruption and payment fraud;

●	regulations that might add difficulties in repatriating cash earned outside the U.S. and otherwise prevent Halo from freely moving cash;

●	import and export controls and restrictions and changes in trade regulations

●	compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws in other jurisdictions;

●	multiple, conflicting and changing laws and regulations such as privacy, security and data use regulations, tax laws, trade regulations, economic sanctions and embargoes, employment laws, anti-corruption laws, regulatory requirements, reimbursement or payor regimes and other governmental approvals, permits and licenses;

●	failure by us, Halo’s collaborators or Halo’s distributors to obtain regulatory clearance, authorization or approval for the use of Halo’s products in various countries;

●	additional potentially relevant third-party patent rights;

●	complexities and difficulties in obtaining intellectual property protection and enforcing Halo’s intellectual property;

●	logistics and regulations associated with shipping samples and customer orders, including infrastructure conditions and transportation delays;

●	the impact of local and regional financial crises;

●	natural disasters, political and economic instability, including wars, terrorism and political unrest, and outbreak of disease;

●	breakdowns in infrastructure, utilities and other services;

●	boycotts, curtailment of trade and other business restrictions; and

●	the other risks and uncertainties described in this Form 10K

Any of these factors could significantly harm Halo’s future international expansion and operations and, consequently, Halo’s revenue and results of operations.

Changes in government regulations and trade policies may materially and adversely affect Halo’s sales and results of operations.

The U.S. or foreign governments may take administrative, legislative, or regulatory action that could materially interfere with Halo’s ability to sell products in certain countries and/or to certain customers, particularly in China. As part of Halo’s attempt to broaden its customer base, Halo has begun offering Halo’s products to Chinese consumers. Halo’s decision to export products to China requires Halo to comply with Chinese rules, laws, and regulations, as well as certain domestic and international laws relating to the import and export of goods to foreign countries. These laws are often changing, and the costs associated with complying with these laws and regulations may adversely affect Halo. Additionally, changes in the current laws may make importing products to China more difficult, which may also negatively affect Halo’s business. Furthermore, changes in U.S. trade policy more generally could trigger retaliatory actions by affected countries, which could impose restrictions on Halo’s ability to do business in or with affected countries or prohibit, reduce or discourage purchases of Halo’s products by foreign customers. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of Halo’s products, cause Halo’s sales to decline and adversely impact Halo’s ability to compete, which could materially and adversely impact Halo’s business, financial condition and results of operations.

There is significant uncertainty about the future relationship between the U.S. and China with respect to trade policies, treaties, government regulations and tariffs. An escalation of recent trade tensions between the U.S. and China has resulted in trade restrictions that could harm Halo’s ability to participate in Chinese markets and numerous additional such restrictions have been threatened by both countries. The U.S. and China have imposed a number of tariffs and other restrictions on items imported or exported between the U.S. and China. Halo cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively impacting China’s overall economic condition, which could have negative repercussions for Halo’s business. Halo’s products are and may continue to be subject to export license requirements or restrictions, particularly in respect of China.

Halo’s products may be subject to recalls for a variety of reasons, which could require Halo to expend significant management and capital resources.

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, adulteration, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. Although Halo has detailed procedures in place for testing finished products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits, whether frivolous or otherwise. If any of the animal food or care products produced by Halo are recalled due to an alleged product defect or for any other reason, Halo could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. Halo had to issue a recall in 2018 for one of Halo’s products after a single retail sample collected by the Michigan Department of Agriculture tested positive for Salmonella. Although customers reported no incidents of injury or illness in association with this product, the recall negatively affected Halo’s results. As a result of any such recall, customers may be hesitant to purchase Halo’s products in the future and Halo may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention or damage Halo’s reputation and goodwill or that of Halo’s products or brands. Additionally, product recalls may lead to increased scrutiny of Halo’s operations by the FDA or other state or federal regulatory agencies, requiring further management attention, increased compliance costs and potential legal fees, fines, penalties and other expenses.

Changes in existing laws or regulations, including how such existing laws or regulations are enforced by federal, state, and local authorities, or the adoption of new laws or regulations may increase Halo’s costs and otherwise adversely affect Halo’s business, financial condition and results of operations.

The manufacture and marketing of animal food products is highly regulated, and Halo and its co-manufacturers and suppliers are subject to a variety of federal and state laws and regulations applicable to pet food and treats. These laws and regulations apply to many aspects of Halo’s business, including the manufacture, packaging, labeling, distribution, advertising, sale, quality and safety of Halo’s products. Halo could incur costs, including fines, penalties, and third-party claims, in the event of any violations of, or liabilities under, such requirements, including any competitor or consumer challenges relating to compliance with such requirements. For example, in connection with the marketing and advertisement of Halo’s products, Halo could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and state consumer protection statutes. The regulatory environment in which Halo operates could change significantly and adversely in the future. The laws and regulations that apply to Halo’s products and business may change in the future and Halo may incur (directly or indirectly) material costs to comply with current or future laws and regulations or any required product recalls. New or revised government laws and regulations could significantly limit Halo’s ability to run Halo’s business as it is currently conducted, result in additional compliance costs and, in the event of noncompliance, lead to administrative or civil remedies, including fines, injunctions, withdrawals, recalls or seizures and confiscations, as well as potential criminal sanctions. Any such changes or actions by the FDA or other regulatory agencies could have a material adverse effect on Halo’s co-manufacturers, Halo’s suppliers or Halo’s business, financial condition and results of operations.

Risks Related to Our Organization and Structure

Our holding company structure makes us dependent on our subsidiaries for our cash flow and could serve to subordinate the rights of our shareholders to the rights of creditors of our subsidiaries, in the event of an insolvency or liquidation of any such subsidiary.

Our company acts as a holding company and, accordingly, substantially all of our operations are conducted through our subsidiaries. Such subsidiaries will be separate and distinct legal entities. As a result, substantially all of our cash flow will depend upon the earnings of our subsidiaries. In addition, we will depend on the distribution of earnings, loans or other payments by our subsidiaries. No subsidiary will have any obligation to provide our company with funds for our payment obligations. If there is an insolvency, liquidation or other reorganization of any of our subsidiaries, our shareholders will have no right to proceed against their assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before our company, as a shareholder, would be entitled to receive any distribution from that sale or disposal.

Delaware law and the Certificate of Incorporation, as amended, and Bylaws contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

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

The Certificate of Incorporation, as amended, is attached as Exhibits 3.1 through 3.6 to this Current Report and we urge you to read it.

The Certificate of Incorporation, as amended, designates a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between the Company and its stockholders, which could limit the Company’s stockholders’ ability to choose the judicial forum for disputes with the Company or its directors, officers, or employees.

The Certificate of Incorporation, as amended, provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, or if such court does not have subject matter jurisdiction, any other court located in the State of Delaware with subject matter jurisdiction, will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company or its officers or directors arising pursuant to any provision of the DGCL or the Amended and Restated Certificate of Incorporation or Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine of the law of the State of Delaware; provided, that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state court sitting in the State of Delaware. Additionally, the Amended and Restated Certificate of Incorporation will provide that, unless the Company consents to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; provided, however, that such provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. However, there is uncertainty as to whether a court would enforce this provision and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in any of the securities of the Company will be deemed to have notice of and consented to these provisions. These exclusive-forum provisions may limit or make more costly a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with the Company or its directors, officers, or other employees, which may discourage lawsuits against the Company and its directors, officers, and other employees. If a court were to find these exclusive-forum provisions to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm its results of operations.

Risks Related to Our Capital Structure

We are a holding company and rely on payments, advances and transfers of funds from our subsidiaries to meet our obligations and pay any dividends.

We have limited direct operations and significant assets other than ownership of 100% of the capital stock of our subsidiaries. Because we primarily conduct our operations through our subsidiaries, we depend on those entities for payments to generate the funds necessary to meet our financial obligations, and to pay any dividends with respect to our common stock. Legal and contractual restrictions in our Wintrust credit facility and other agreements that may govern future indebtedness of our subsidiaries, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. The earnings from, or other available assets of, our subsidiaries might not be sufficient to make distributions or obtain loans to enable us to meet certain of our obligations. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and cash flows.

Our level of indebtedness and related covenants could limit our operational and financial flexibility and could significantly adversely affect our business if we breach such covenants and default on such indebtedness.

Our ability to meet our debt service obligations depends upon our operating and financial performance, which is subject to general economic and competitive conditions and to financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to service our debt, we may need to sell inventory and other material assets, restructure or refinance our debt, or seek additional equity capital. If our inability to meet our debt service obligations results in an event of default as defined under our Wintrust receivables credit facility, the lender thereunder may be able to take possession of substantially all of our assets. Prevailing economic conditions and global credit markets could adversely impact our ability to do so.

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

For information regarding our outstanding debt, refer to “Note 8 - Debt” in the Notes to Consolidated Financial Statements included this prospectus.

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

NYSE American has listing requirements for inclusion of securities for trading on the NYSE American, including minimum levels of stockholders’ equity, market value of publicly held shares, number of public stockholders and stock price. There can be no assurance that we will be successful in maintaining the listing of NYSE American as it is possible we may fail to satisfy the continued listing requirements, such as the corporate governance requirements or the minimum stock price requirement. On October 14, 2025, we received a written notice (the “Notice”) from the NYSE American indicating that we are in compliance with the NYSE American continued listing standard set forth in Section 1003(a)(ii) of the NYSE American Company Guide (“Section 1003(a)(ii)”). Section 1003(a)(ii) requires a listed company to have stockholders’ equity of $4 million or more if the listed company has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years.. The Notice has no immediate effect on the listing or trading of our common stock and the common stock will continue to trade on the NYSE American under the symbol “SRXH.” Additionally, the Notice does not result in the immediate delisting of our common stock from the NYSE American. We are subject to the procedures and requirements of Section 1009 of the Company Guide, which could, among other things, result in the initiation of delisting proceedings, unless we cure the deficiency in a timely manner. NYSE American may also accelerate delisting action in the event that our common stock trades at levels viewed by the Staff to be abnormally low. Such a delisting or the announcement of such delisting will have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we may attempt to take actions to restore our compliance with the NYSE American listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NYSE American minimum listing requirements or prevent future non-compliance with the NYSE American listing requirements. If we do not maintain the listing of our common stock on NYSE American, it could make it harder for us to raise additional capital in the long-term. If we are unable to raise capital when needed in the future, we may have to cease or reduce operations. On November 13, 2025, we submitted a plan of action we have taken or will take to regain compliance with the Exchange’s continued listing standards by July 14, 2026. We intend to regain compliance with the NYSE American’s continued listing standards by undertaking a measure or measures that are for our best interests and the best interests of our stockholders.

Our common stock prices may be volatile.

The market price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates and market conditions in general could have a significant impact on the future market price of our common stock.

The public price of our common stock could also be subject to wide fluctuations in response to the risk factors described in this prospectus and others beyond our control, including: the number of shares of our common stock publicly owned and available for trading; actual or anticipated quarterly variations in our results of operations or those of our competitors; our actual or anticipated operating performance and the operating performance of similar companies in our industry; our announcements or our competitors’ announcements regarding significant contracts, acquisitions, or strategic investments; general economic conditions and their impact on the pet food markets; the overall performance of the equity markets; threatened or actual litigation; changes in laws or regulations relating to our industry; any major change in our board of directors or management; publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts; and sales or expected sales of shares of our common stock by us, and our officers, directors, and significant stockholders. From time to time, our affiliates may sell stock for reasons due to their personal financial circumstances. These sales may be interpreted by other stockholders as an indication of our performance and result in subsequent sales of our stock that have the effect of creating downward pressure on the market price of our common stock.

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

In the future, we may issue our previously authorized and unissued securities. We are authorized to issue 5,000,000,000 shares of common stock and 4,000,000 shares of preferred stock with such designations, preferences and rights as determined by our board of directors. The potential issuance of such additional shares of common stock will result in the dilution of the ownership interests of the holders of our common stock and may create downward pressure on the trading price, if any, of our common stock. The sales of substantial amounts of our common stock pursuant to our effective registration statements, or the perception that these sales may occur, could cause the market price of our common stock to decline and impair our ability to raise capital. These shares also may be sold pursuant to Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. We also may grant additional registration rights in connection with any future issuance of our capital stock.

For information regarding our outstanding stockholders’ equity and potentially dilutive securities, refer to “Note 8 - Debt”, “Note 10 - Commitments and contingencies”, “Note 11 - Warrants and other equity related instruments” and “Note 12 - Share-based compensation” in the Notes to Consolidated Financial Statements included in this prospectus.

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

Our principal place of business is located at 801 US Highway 1, North Palm Beach, Florida 33408. We do not own any properties or land.

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

Market Information

Our common stock is currently listed on the NYSE American marketplace under the symbol “SRXH,” representing the Company’s continuing operations following the reverse takeover and the subsequent discontinuation of the SRx business. Prior to the reverse takeover, the Company’s stock traded under the symbol “BTTR” on the NYSE American, and earlier on the OTC Market Group Inc.’s OTCQX market after being upgraded from the OTCQB on December 28, 2020, where it had been trading since June 2010.

The following table sets forth, for the periods indicated and as reported on the NYSE American and OTC Markets, the high and low bid prices for our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-downs, or commissions, and may not necessarily represent actual transactions.

	High	Low
2024
First Quarter	$17.19	$3.61
Second Quarter	$1.98	$1.17
Third Quarter	$10.96	$3.29
Fourth Quarter	$1.84	$1.07
2025
First Quarter	$7.90	$2.13
Second Quarter	$2.02	$0.47
Third Quarter	$3.15	$1.39
Fourth Quarter	$0.78	$0.27

Holders of Common Stock

As of December 4, 2025, we had 27,426,843 shares of our common stock issued and outstanding. As of December 4, 2025, there were 444 record holders of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

Since January 1, 2023, the registrant made the following issuances and purchases of its unregistered securities as described below.

(1) On January 4, 2023, the registrant issued 20,292 shares of common stock to its board of directors in return for services provided in their capacity as directors.

(2) On January 11, 2023, the registrant issued 4,545 shares of common stock to its key executives as part of their compensation packages.

(3) On January 31, 2023, the registrant issued 409 shares of common stock to a member of its board of directors for service as interim CEO.

(4) On April 30, 2023, the registrant issued 909 shares of common stock to a member of its executive management as part of their compensation package.

(5) On September 5, 2023, the registrant issued 34,090 shares of common stock to two members of its board of directors in return for services provided in their capacity as directors.

(6) On February 9, 2024, the registrant issued 45,629 shares of common stock to the shareholders of Aimia Pet Healthco Inc., a corporation organized under the laws of Canada (“Aimia”),and certain related parties, in connection with the acquisition of Aimia by the registrant.

(7) In February 2024, the registrant granted 42,088 shares of restricted common stock to members of its Board of Directors as part of their equity compensation pursuant to the Amended and Restated 2019 Incentive Award Plan. These restricted stock awards were immediately vested and, as such, the registrant recorded share-based compensation expense of $0.4million upon issuance.

(8) On June 26, 2024, the registrant accelerated the vesting of 22,727 shares of restricted common stock held by its Chief Executive Officer in return for services provided in his capacity as such.

(9) On June 26, 2024, the registrant issued 47,285 options to purchase shares of common stock to certain of its directors, officers and employees in return for services provided in their capacities as such.

(10) In April 2025, the registrant issued 890,102 shares of restricted common stock to certain of its directors, officers and employees in return for services provided in their capacities as such.

(11) On April 24, 2025, the registrant issued 4,036,697 shares of common stock to certain other investors in private placement.

(12) On April 25, 2025, the registrant issued to one of its financial advisors 1,599,231 shares of Common Stock in consideration of services provided by the financial advisor to the Company.

(13) On July 3, 2025, the registrant issued 1,503,355 shares of Common Stock to certain of its financial advisors in consideration of services provided by the financial advisor to the Company.

(14) On July 15, 2025, the registrant issued 690,000 shares of Common Stock to certain of its financial advisors in consideration of services provided by the financial advisor to the Company.

(15) Between July and September 2025, the registrant issued 394,789 shares of restricted common stock to holders of exchangeable shares who retracted their exchangeable shares in exchange for common stock on a one-for-one basis.

(16) On July 7, 2025, the registrant entered into the Securities Purchase Agreement by and among the registrant and certain investors, pursuant to which the registrant issued and sold to the Investors (i) a new series of senior secured convertible notes with an aggregate original principal amount of $7,650,000, subject to an original issue discount as provided therein, and warrants to acquire 21,338,062 shares of the Company’s common stock.

(17) On August 21, 2025, the registrant issued 4,950,000 shares of Common Stock to Halo Spin-Out SPV Inc. in exchange for 152 shares of the common stock, without par value, of Halo, Purely For Pets, Inc.

(18) On August 25, 2025, the registrant issued 2,396,697 shares of restricted common stock to certain of its directors, officers and employees in return for services provided in their capacities as such.

(19) On September 16, 2025, the registrant issued 196,000 shares of restricted common stock to certain of its current and former directors in return for services provided in their capacity as directors.

(20) On October 31, 2025, pursuant to a Securities Purchase Agreement dated October 27, 2025, the registrant issued and sold to certain investors in a private placement 19,035 shares of the registrant’s Series A Convertible Preferred Stock and 54,527,811 warrants to purchase shares of Common Stock for aggregate proceeds of approximately $15.23 million, paid in cash or through the cancellation of such investor’s existing notes in lieu of cash. The registrant waived receipt of the cash portion of the purchase price until November 3, 2025.

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

Purchases of Equity Securities by the Issuer

The following table presents information with respect to our repurchases of Better Choice Company common stock during the year ended September 30, 2025:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 to September 30, 2024	192	$2.71	192	$5,000,000
October 1, 2024 to December 31, 2024	102,405	$1.99	102,405	$—
Total	102,597	$—	102,597

(1)	In May 2022, our Board of Directors approved a share repurchase program that authorized the repurchase of up to $5.0 million of the Company’s outstanding common stock in the open market through December 31, 2024. Repurchased shares are immediately retired and returned to unissued status. During the three months ended March 31, 2025, no shares were repurchased. On April 17, 2025, the Repurchase Plan was reinstated and authorization increased to $6.5 million.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview and Outlook

Following the recent restructuring and the filing for bankruptcy protection by SRx Canada, the Company has undergone a significant transition. As part of this process, the majority of SRx’s former specialty pharmacy, clinical services, and distribution operations have been discontinued or wound down. The business now continues through the Consumer Products segment, which represents the remaining operating platform after the restructuring.

The Consumer Products segment provides a broad portfolio of premium and super-premium pet food and wellness products formulated with high-quality, science-based nutrition under the Halo brand. Unlike the capital-intensive, infrastructure-heavy specialty healthcare model previously operated under the SRx Network, the continuing business has a more streamlined operating footprint, reduced overhead, and a more focused commercial strategy. This shift fundamentally changes the Company’s business profile, risk exposures, and future operating priorities.

The termination of the former specialty healthcare operations has also resulted in a simplified organizational structure. The Company no longer operates specialty pharmacies, clinics, PSP programs, or pharmaceutical distribution facilities, and is no longer positioned as a national specialty healthcare platform. Instead, management is focused on stabilizing the remaining operations, preserving core customer relationships, and ensuring continuity of service while the Company transitions to a more sustainable operating model.

Looking ahead, the Company’s outlook reflects the early stages of this reset. Near-term priorities include strengthening the financial position of the continuing operations, optimizing cost structure, and re-establishing a focused growth path that aligns with the capabilities and market positioning of the Consumer Products business. While the restructuring has materially reduced the scale and scope of the Company compared to prior periods, management believes that the streamlined business provides a clearer path to operational stability and disciplined execution.

The Company will continue evaluating strategic alternatives to support the long-term viability of the business, including potential partnerships, product expansion opportunities, and targeted investments that align with the strengths of the continuing operations.

Recent Corporate Developments

Acquisition Activity

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

CWB Facility

The Company was not in compliance with certain financial covenants related to its loan facility with Canadian Western Bank (“CWB”) as of June 30, 2025, which resulted in the debt being callable by the lender. During the quarter, the Company actively engaged in discussions with CWB to address the non-compliance. Subsequent to June 30, 2025, the Company sought creditor protection under a formal restructuring proceedings under the Companies’ Creditors Arrangement Act (Canada) (“CCAA”). Refer to Note 19 – Discontinued operations for more information.

Merger and CCAA Proceedings

On September 3, 2024, Better Choice Company, Inc. (“Predecessor”), SRx Canada, 1000994476 Ontario Inc. (“AcquireCo”), a corporation existing under the laws of the Province of Ontario and an indirect wholly-owned subsidiary of Predecessor, and 1000994085 Ontario Inc., a corporation existing under the laws of the Province of Ontario and a direct wholly-owned subsidiary of Predecessor (“CallCo”) entered into an Arrangement Agreement (the “Arrangement Agreement”), and the transactions contemplated thereby (the “Merger”) were completed on April 24, 2025 (which is referred to herein as the “Closing Date”). Pursuant to the Arrangement Agreement, on the Closing Date, AcquireCo merged with and into SRx Canada, with SRx Canada remaining as the surviving entity. Predecessor acquired the business of SRx Canada pursuant to the Merger. Refer below and to Note 4 – Business Combinations for further information.

In connection with the Merger, on April 24, 2025, Predecessor changed its corporate name from “Better Choice Company Inc.” to “SRx Health Solutions, Inc.” by the filing of a Certificate of Amendment of its Certificate of Incorporation with the Secretary of State of the State of Delaware, and SRx Canada changed its name from “SRx Health Solutions Inc.” to “SRx Health Solutions (Canada) Inc.” by making the appropriate filing in the Province of Ontario.

On the Closing Date, Predecessor issued to certain holders of the common stock of SRx Canada 8,898,069 shares of the Company’s Common Stock, and AcquireCo issued to certain holders of the common stock of SRx Canada 19,701,935 shares in the capital stock of AcquireCo which shares are exchangeable into shares of the Company’s Common Stock (the “Exchangeable Shares”) on a one-for-one basis.

On August 12, 2025, the Company announced that SRx Canada had obtained an Initial Order (the “Initial Order”) in Canada under the federal Companies’ Creditors Arrangement Act (the “CCAA” and SRx Canada’s proceedings thereunder, the “CCAA Proceedings”) from the Ontario Superior Court of Justice (Commercial List) (the “Court”). In connection with the Initial Order, the Court granted, among other relief, a stay of proceedings in favor of SRx Canada, the appointment of Grant Thornton Limited as the monitor of SRx Canada (in such capacity, the “Monitor”), debtor-in-possession financing (“DIP Financing”), and a sale process (“Sale Process”).

SRx Canada has secured debtor-in-possession (DIP) Financing (which includes insider participation). The DIP Financing consists of a credit facility of up to a maximum of $1,750,000 which is expected to be used to finance SRx Canada’s working capital needs, including for continued operations and to implement the restructuring contemplated by the CCAA Proceedings. The CCAA Proceedings and DIP Financing will provide SRx Canada with the time and stability required to complete the Sale Process and identify transaction(s) which may include the sale of all or substantially all of the business or assets of SRx Canada. The Company intends to carry on the critical business of SRx Canada throughout the pendency of the CCAA Proceedings.

Neither the Company nor the Company’s United States subsidiary, Halo, Purely For Pets, Inc., a Delaware corporation, has made any filing under any bankruptcy code or statutory reorganization scheme either in the United States or in Canada.

On August 14, 2025, the Company entered into a Settlement, Share Forfeiture and Mutual Release Agreement (the “Settlement Agreement”) with certain of the founders and officers of SRx Canada (the “Forfeiting Stockholders”), pursuant to which the Forfeiting Stockholders forfeited for cancellation approximately 18,839,332 million Exchangeable Shares (the “Forfeited Shares”). In consideration of the Forfeited Shares, the Company agreed to release the Forfeiting Stockholders from certain claims by the Company.

Share Exchange

In connection with the Merger, on April 24, 2025, the Company contributed 152 shares of the common stock, without par value (the “Halo Shares”), of Halo, Purely For Pets, Inc. (“Halo”), a Delaware corporation, then the Company’s wholly-owned subsidiary, to Halo Spin-Out SPV Inc. (“Spin-Out SPV”), a special purpose subsidiary of the Company formed for such purpose. Immediately prior to the effectiveness of the Merger, the equity interests in Spin-Out SPV were distributed as a dividend to the then-current stockholders of the Company. The Halo Shares represent seventeen (17%) of the issued and outstanding capital stock of Halo.

Following the initiation of the CCAA Proceedings and the execution of the Settlement Agreement, on August 21, 2025, the Company and Spin-Out SPV executed a Share Exchange Agreement (the “Share Exchange Agreement”) whereby Spin-Out SPV transferred the Halo Shares back to the Company in exchange for 4,950,000 newly issued shares of the Company’s Common Stock (such shares, the “SPV Shares” and such transaction, the “Share Exchange”).

July PIPE Financing

On July 7, 2025, the Company entered into the Securities Purchase Agreement (the “July PIPE SPA”) by and among the Company and the July PIPE Investors, including the lead investor (the “Lead Investor”), pursuant to which the Company issued and sold to the Investors (i) a new series of senior secured convertible notes (the “July Notes”) with an aggregate original principal amount of $7,650,000, subject to an original issue discount as provided in the July Notes, and (ii) warrants (the “July Warrants”) to acquire 21,338,062 shares of the Company’s common stock (the “Common Stock”) (such transaction, the “July PIPE Financing”).

The July Notes bear interest at a rate of 8% per annum. The July Notes mature on July 8, 2027, provided that the maturity date may be extended by a noteholder if the Company is in default under the July Notes, and in certain other limited circumstances as described in the July Notes. The July Notes are convertible into shares of the Common Stock at a conversion price of $0.6274 per share, subject to customary adjustments. The July Warrants are exercisable for a period of three (3) years beginning six (6) months from the date of issuance at an exercise price of $0.6274 per share, also subject to adjustment.

Additionally, on July 8, 2025, pursuant to and in connection with the July PIPE SPA, the Company entered into a Security and Pledge Agreement (the “Security Agreement”) by and between the Company and the Lead Investor, in its capacity as collateral agent, pursuant to which the Company granted to the Lead Investor, for the ratable benefit of the Lead Investor and the other July PIPE Investors, a valid, perfected and enforceable security interest in certain assets of the Company and its subsidiaries, which assets include substantially all of the assets of the Company’s U.S. business, and pledged as collateral the equity held by the Company in certain of the Company’s subsidiaries.

Additionally, on July 8, 2025, pursuant to and in connection with the July PIPE SPA, the Company and the July PIPE Investors entered into a Registration Rights Agreement (the “July PIPE RRA”), pursuant to which the Company agreed to file a registration statement with the United States Securities and Exchange Commission (“SEC”) covering the resale of Common Shares that are issuable upon the conversion of the July Notes or the exercise of the July Warrants.

October PIPE Financing

On October 27, 2025, the Company entered into a Securities Purchase Agreement (the “October PIPE SPA”) with certain accredited investors named therein (the “October PIPE Investors”). Certain October PIPE Investors are July PIPE Investors. Pursuant to the October PIPE SPA, up to 38,070 shares of the Company’s Series A convertible preferred stock, par value $0.001 per share (the “Series A Preferred Stock”) and accompanying warrants (“October Warrants”) to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) may be purchased for an aggregate purchase price of up to $30.46 million in one or more closings (such transaction, the “October PIPE Financing”).

On October 27, 2025, in connection with the October PIPE Financing, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations establishing the rights, preferences, and privileges of the newly authorized Series A Preferred Stock.

On October 31, 2025, pursuant to the October PIPE SPA, the Company issued and sold, and the October PIPE Investors purchased, in a private placement: 19,035 shares of the Series A Preferred Stock and 54,527,811 October Warrants to purchase shares of Common Stock for aggregate proceeds of approximately $15.23 million, paid in cash or through the cancellation of such October PIPE Investor’s July Note and July in lieu of cash. The Company waived receipt of the cash portion of the purchase price until November 3, 2025. Pursuant to the October PIPE SPA, the July PIPE Investors waived the requirement under the July PIPE SPA that the Company register for resale 250% of the shares of Common Stock issuable upon the conversion or exercise of the July Notes or July Warrants.

In conjunction with the October PIPE SPA, on October 31, 2025 the Company entered a registration rights agreement with the investors (the “October PIPE RRA”), pursuant to which the Company will be required to file a registration statement with the Securities and Exchange Commission (the “SEC”), to register for resale the Common Stock issuable upon (x) the conversion of the Series A Preferred Stock and (y) the exercise of the October Warrants.

ELOC Transaction

Concurrently with the issuance of the Notes and Warrants described above under “July PIPE Financing,” on July 7, 2025, the Company and the Selling Stockholder entered into a common share purchase agreement (as amended, the “ELOC Purchase Agreement”), which provides that subject to the terms and conditions set forth therein, the Company may sell to the Selling Stockholder up to the lesser of (i) $50 million of the Company’s common shares, no par value (the “Common Share”) and (ii) the Exchange Cap (as defined below) (subject to certain exceptions provided in the ELOC Purchase Agreement) (the “Total Commitment”), from time to time during the term of the ELOC Purchase Agreement. On October 28, 2025, the Company and the Selling Stockholder executed an amendment to the ELOC Purchase Agreement increasing the Total Commitment from $50 million to $1.0 billion (the “ELOC Amendment”).

Additionally, on July 7, 2025, the Company and the Selling Stockholder entered into a registration rights agreement (the “ELOC RRA”), pursuant to which the Company agreed to file this registration statement with the United States Securities and Exchange Commission (“SEC”) covering the resale of Common Shares that are issued to the Selling Stockholder under the ELOC Purchase Agreement (the “Registration Statement”).

On October 28, 2025, the Selling Stockholder executed a waiver with respect to the ELOC Purchase Agreement and ELOC RRA which waivers allows the Company to register just $27.55 million of Common Stock under the Initial Registration Statement (as defined in the ELOC RRA), rather than $1 billion of Common Stock, due to the constraints of the Company’s currently authorized capital. In the event that the Company’s authorized capital increases, the Company intends to amend this Registration Statement to register an additional $972.45 million of Common Stock, subject to the ELOC Purchase Agreement and ELOC RRA.

Under the terms and subject to the satisfaction of the conditions set forth in the ELOC Purchase Agreement, the Company has the right, but not the obligation, to sell to the Selling Stockholder, and the Selling Stockholder is obligated to purchase, up to the Total Commitment. Such sales of Common Shares by the Company, if any, will be subject to certain limitations as set forth in the ELOC Purchase Agreement, and may occur from time to time, at the Company’s sole discretion, over the period commencing on the date that all of the conditions to the Company’s right to commence such sales are satisfied, including that the registration statement referred to above is declared effective by the SEC and a final form of the prospectus included therein is filed with the SEC (the “Commencement Date”) and ending upon the expiration of this Registration Statement pursuant to Rule 4125(a)(5) of the Securities Act of 1933, as amended, or otherwise upon the termination of the ELOC Purchase Agreement as provided therein. The Selling Stockholder has no right to require the Company to sell any Common Shares to the Selling Stockholder, but the Selling Stockholder is obligated to make purchases as the Company directs, subject to satisfaction of the conditions set forth in the ELOC Purchase Agreement.

As consideration for the Lead Investor entering into the ELOC Purchase Agreement, concurrently with the execution of the ELOC Amendment, the Company issued to the Lead Investor a convertible promissory note in the original principal amount of $20.0 million (the “Keystone Commitment Note”), which is convertible into up to 72,048,620 shares of Common Stock (collectively, the “Keystone Commitment Shares”), assuming a price of $0.3210 per share, which was the closing price of our shares of Common Stock on the NYSE American on October 22, 2025. The Keystone Commitment Note was issued by the Company to the Lead Investor in lieu of the Commitment Shares, as defined in the original ELOC purchase Agreement. The Company also agreed to pay the Lead Investor up to $35,000 for its reasonable expenses under the ELOC Purchase Agreement.

Other Matters

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

On July 15, 2025, Kent Cunningham, current President, was reappointed as Chief Executive Officer, effective July 8, 2025, and Adesh Vora, current Chief Executive Officer and Board member, was named Vice Chairman of the Board.

On August 12, 2025, the Company initiated restructuring proceedings for its SRx Canada subsidiaries under the CCAA. Refer to Note 19 – Discontinued operations for more information.

On August 13, 2025, Adesh Vora resigned from his role as Vice Chairman and was no longer a shareholder nor Board member of the Company.

Subsequent to September 30, 2025, the Company appointed two new directors to its Board. Joshua Epstein joined the Board effective October 1, 2025, and Sammy Dorf, Esq. was appointed effective November 10, 2025.

On October 8, 2025, the Company’s stockholders, acting by written consent, approved several corporate actions. These actions included authorizing certain issuances of common stock and convertible securities, approving a future private equity offering of securities, amending the Certificate of Incorporation to increase the number of authorized shares, amending the Bylaws to reduce quorum requirements for stockholder meetings, and authorizing an additional reverse stock split of the Company’s common stock at a ratio to be determined by the Board.

On October 31, 2025, the Company accepted the voluntary resignations of directors Lionel F. Conacher and David Allen White. Following these resignations, Michael Young, Simon Conway, and Joshua A. Epstein were appointed to serve on each of the Audit, Compensation, and Nominating & Governance Committees, with each member designated as chairman of one of the committees.

On November 19, 2025, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware which increased the number of shares of Common Stock that the Company is authorized to issue from 200,000,000 shares to 5,000,000,000 shares.

Results of Operations for the Years Ended September 30, 2025 and 2024

The following table sets forth our consolidated results for the periods presented (in thousands):

	Years Ended September 30,		Change
	2025	2024	$	%
Net sales	$6,534	$—	$6,534	*
Cost of goods sold	5,008	—	5,008	*
Gross profit	1,526	—	1,526	*
Operating expenses:
Selling, general and administrative	12,932	—	12,932	*
Total operating expenses	12,932	—	12,932	*
Loss from continuing operations	(11,406)	—	(11,406)	*
Other income (expense):
Interest expense	(628)	—	(628)	*
Loss on extinguishment of debt	(716)	—	(716)	*
Bargain purchase gain	4,111	—	4,111	*
Total other income	2,767	—	2,767	*
Net loss before income taxes	(8,639)	—	(8,639)	*
Income tax expense	—	—	—	*
Total comprehensive loss	$(8,639)	$—	$(8,639)	*

*Percentage change is not meaningful due to a prior year balance of zero.

Net sales

We generate revenue primarily through the sale of premium and super-premium pet food and wellness products under the Halo brand. Revenue is recognized when control transfers to the customer, generally at the point of sale through our digital, international, or brick-and-mortar channels. Most transactions involve a single performance obligation. Reported net sales are reduced by trade promotions, discounts, and other customer incentives, which are estimated and recorded as reductions to gross revenue. We also maintain a reserve for expected product returns based on historical experience. Following the restructuring of SRx Canada and the CCAA proceedings, the Company no longer derives material revenue from specialty pharmacy, clinical services, diagnostics, or pharmaceutical distribution, and its current operations are focused exclusively on the pet health and wellness business.

Information about our revenue channels is as follows (in thousands):

	Year Ended September 30,
	2025		2024
Digital (1)	$5,038	77%	$—	—%
International (2)	$1,009	15%	$—	—%
Brick & Mortar (3)	$487	8%	$—	—%
Net Sales (4)	$6,534	100%	$—	—%

(1)	The Company’s Digital channel includes two wholesale customers that amounted to greater than 10% of the Company’s total net sales for the year ended September 30, 2025.

(2)	One of the Company’s International customers amounted to greater than 10% of the Company’s total net sales and represented $0.8 million of net sales for the year ended September 30, 2025.

(3)	None of the Company’s Brick & Mortar customers represented greater than 10% of net sales for the year ended September 30, 2025.

(4)	Prior period amounts have not been presented, as the Company’s prior year operations primarily related to SRX Canada, which has since been deconsolidated and is presented as discontinued operations. Accordingly, the results for the year ended September 30, 2025, reflect only the continuing operations of BTTR and Halo and are not comparable to prior periods.

Net sales for 2025 were $6.5 million, reflecting revenue generated from the Company’s continuing operations in the Halo pet health and wellness business. Prior-year results for the Halo business are not presented, as the Company only became the reporting entity following the reverse takeover on April 24, 2025. Net sales were driven by the sale of premium and super-premium pet food products across digital, brick-and-mortar, and international channels, reflecting the Company’s focus on product innovation, brand awareness, and meeting consumer demand in multiple trade channels.

As a result of the restructuring of SRx Canada and the Company’s shift to the Consumer Products business, the results of operations for 2025 are not directly comparable to 2024. Prior-year amounts reflect the specialty healthcare business, which has since been discontinued and are thus not presented.

Gross profit

Cost of goods sold for the year ended September 30, 2025, consists primarily of the cost of products obtained from co-manufacturers, packaging materials, freight costs for shipping inventory to the warehouse, and third-party warehouse and order fulfillment expenses. Inventories are periodically reviewed to identify damaged, slow-moving, or aged inventory. Based on this assessment, inventory is recorded at the lower of cost or net realizable value, with any reduction in value expensed as cost of goods sold.

Our products are manufactured to our specifications by co-manufacturers using raw materials that meet our formulation requirements. Co-manufacturers also handle product testing and packaging, with packaging designed by the Company and shipped directly to the manufacturer.

Gross profit is affected by a variety of factors, including product sales mix, volumes sold, discounts offered to customers, the cost of manufactured products, and freight costs from the manufacturer to the warehouse. For the year ended September 30, 2025, gross profit was $1.5 million, with a gross margin of 23%.

We continue to work with co-manufacturing and freight partners to realize future cost savings and improved gross margins. However, gross margins may continue to fluctuate due to inflationary pressures on transportation and raw material costs. We will continue to refine and optimize our pricing strategy to align with market conditions and manage cost pressures.

Operating expenses

Our Selling, general and administrative (“SG&A”) expenses consist of the following:

●	Sales and marketing costs for the year ended September 30, 2025 primarily reflect spending on customer acquisition and retention programs, paid media, content development, promotional activities on Amazon and Chewy, and costs associated with supporting the Halo brand portfolio. These expenses also include the Company’s digital marketing initiatives and brand-building programs following the Halo brand renovation and the prior migration of the TruDog brand into the Halo umbrella. Prior-year comparisons are not meaningful due to the reverse takeover and the discontinuation of the SRx Canada operations. Sales and marketing spend in 2025 reflects the Company’s strategic focus on strengthening brand awareness, improving conversion across key e-commerce platforms, and optimizing channel-specific promotional activity, while remaining disciplined in its approach to paid media investment.

●	Employee compensation and benefits for the year ended September 30, 2025 reflect personnel costs associated with the Company’s continuing operations in the Halo pet health and wellness business. These expenses include salaries, wages, benefits, and stock-based compensation for employees supporting operations, marketing, supply chain, and corporate functions. Compensation levels in 2025 also reflect the impact of organizational restructuring activities completed during the year, including changes in headcount and role realignments following the reverse takeover and the subsequent discontinuation of the SRx Canada business under the CCAA process. As a result, current-year expense levels represent the ongoing cost structure of the standalone Halo business and are not directly comparable to prior periods.

●	Share-based compensation includes expenses related to equity awards granted to employees and non-employee directors. For the year ended September 30, 2025, share-based compensation reflects the ongoing equity incentive programs of the continuing Halo business, including expense recognition for outstanding awards, new grants issued during the period, and common stock issued for board service. Share-based compensation in 2025 also reflects the vesting patterns of historical Better Choice equity awards, including awards that reached full vesting during the year. Because the Company became the reporting entity following the reverse takeover and the SRx Canada operations were subsequently discontinued, prior-year comparative amounts are not meaningful. Current-year expense therefore represents the continuing cost structure of the standalone Halo business.

●	Freight costs for the year ended September 30, 2025 primarily relate to the shipping and logistics associated with fulfilling customer orders across the Company’s retail and e-commerce sales channels. Freight expense in 2025 also reflects the impact of the discontinuation of the direct-to-consumer (“DTC”) channel, which was shut down on June 1, 2024. As a result, freight activity in the current year is primarily driven by shipments to distribution partners, online retailers, and brick-and-mortar customers rather than individual consumer deliveries. Given the changes in the Company’s operating structure following the reverse takeover and the discontinuation of SRx Canada, prior-year comparisons are not meaningful. Current freight costs therefore reflect the ongoing logistics profile of the standalone Halo business.

●	Non-cash charges for the year ended September 30, 2025 primarily consisted of depreciation and amortization, bad debt expense, and gains or losses on the disposal of assets. The Company recorded a gain on the sale of assets of approximately $0.5 million during the period related to the sale of its Halo Asia business. Given the impact of the reverse takeover and the discontinuation of the SRx Canada operations, prior-year comparative amounts are not meaningful. Current-year non-cash activity reflects the operating profile of the standalone Halo business.

●	Other general and administrative costs for the year ended September 30, 2025 primarily reflect expenses incurred for professional services, insurance, and corporate compliance activities. The most significant components for the period included approximately $3.3 million of equity offering-related costs associated with capital markets transactions completed during the fiscal year, professional fees — including legal, financial advisory, and other consulting services — totaling approximately $1.8 million, and insurance expense of approximately $0.4 million. These costs also include routine corporate expenses such as director fees, state feed registration fees, and information technology support. Given the reverse takeover and the discontinuation of the SRx Canada operations, prior-year comparative amounts are not meaningful. Current-year costs reflect the operating and capital markets activities of the standalone Halo business.

Interest expense, net

Interest income for the year ended September 30, 2025 primarily reflects interest earned on the notes receivable previously extended to SRx Health Solutions Inc. prior to the consummation of the reverse takeover. These notes included a $1.5 million convertible promissory note bearing interest at 25% per annum and a revolving promissory note with borrowing capacity of up to $1.9 million bearing interest at 12% per annum. Accrued interest on these notes continued to be recognized through the transaction date, after which the notes were settled in connection with the business combination at amounts approximating their carrying value.

Following the settlement of the notes receivable and the subsequent discontinuation of the SRx Canada operations under the CCAA process, interest income attributable to these instruments will not recur in future periods. As a result, period-over-period comparisons to prior quarters or fiscal years are not meaningful. Future interest income, if any, will depend on the Company’s capital allocation strategy and investment of excess cash.

Income taxes

Our income tax expense now reflects only the tax position of the continuing U.S. operations following the discontinuation and deconsolidation of the SRx Canada business as a result of the CCAA proceedings. Accordingly, the Company’s tax provision is based on estimated U.S. federal and state income taxes, adjusted for nondeductible items and the impact of the valuation allowance.

For the year ended September 30, 2025, the Company recorded no material income tax expense or benefit, resulting in a near-zero effective tax rate. The absence of a significant tax benefit is primarily due to the continued maintenance of a full valuation allowance that fully offsets deferred tax assets arising from current-year losses. Prior-year comparative tax amounts related to the former SRx Canada operations are not indicative of the continuing business and are therefore not meaningful.

The Company continues to maintain a full valuation allowance against its U.S. deferred tax assets due to uncertainties regarding the timing and likelihood of generating sufficient future taxable income. Deferred tax assets consist primarily of U.S. federal and state net operating loss (“NOL”) carryforwards, which total approximately $24.0 million on a tax-effected basis and begin to expire at various dates unless utilized. The Company will continue to evaluate both positive and negative evidence each reporting period to determine whether a release of the valuation allowance is warranted. A reversal of the valuation allowance in future periods would reduce income tax expense.

The Company had no uncertain tax positions as of September 30, 2025. We remain subject to examination in the United States for tax years 2021 through 2025.

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

The following table presents a reconciliation of net loss, the closest GAAP financial measure, to EBITDA and Adjusted EBITDA for each of the years indicated (in thousands):

	Year Ended September 30,
	2025	2024*
Net loss from continuing operations	$(8,639)	$—
Interest expense, net	628	—
Income tax expense	—	—
Depreciation and amortization	31	—
EBITDA from continuing operations	(7,980)	—
Share-based compensation	3,206	—
Bargain purchase gain	(4,111)	—
Loss on extinguishment of accounts payable	716	—
Transaction-related expenses (a)	6,031	—
Other single occurrence expenses (b)	376	—
Adjusted EBITDA from continuing operations	$(1,762)	$—

(a) One-time legal fees, professional fees, financing fees, and other expenses for transaction-related business matters

(b) Restructuring costs, severance costs, and other litigation matters

*Prior-year results are not presented because the Halo business, which constitutes the Company’s continuing operations, only became the reporting entity following the reverse takeover completed on April 24, 2025. In addition, the SRx Health Solutions operations, which comprised prior-year results, were subsequently discontinued following SRx’s bankruptcy and are classified as discontinued operations. Accordingly, prior-year amounts for continuing operations are not meaningful and are presented as zero.

Liquidity and capital resources

Historically, we have financed our operations primarily through debt financing. On September 30, 2025 and 2024, we had cash and cash equivalents of $1.3 million and $0.1 million, respectively.

We are subject to risks common in the healthcare and pharmacy services industry, including, but not limited to, our dependence on key personnel, intense competition, our ability to effectively market and scale our service offerings, the protection and enforcement of proprietary technology and data systems, expansion into new markets or service lines, and compliance with complex and evolving healthcare, data privacy, and pharmaceutical regulations. As of September 30, 2025, we have not experienced a significant adverse impact to our business, financial condition or cash flows resulting from geopolitical actions or threat of cyber-attacks. However, we have seen adverse impacts to our gross margin from time to time due to inflationary pressures in the current economic environment. Uncertainties regarding the continued economic impact of inflationary pressures, geopolitical actions and threat of cyber-attacks are likely to result in sustained market turmoil, which could negatively impact our business, financial condition, and cash flows in the future.

A summary of our cash flows is as follows (in thousands):

	Year Ended September 30,
	2025	2024
Cash flows (used in) provided by:
Operating activities	$(8,143)	$(1,478)
Investing activities	5,905	(1,090)
Financing activities	12,171	932
Net increase (decrease) in cash and cash equivalents	$9,933	$(1,636)

Cash flows from operating activities

Cash used in operating activities increased $6.7 million, or 451%, during the year ended September 30, 2025 compared to $1.5 million during the year ended September 30, 2024. The increase in cash used in operating activities was primarily driven by the $4.1 million bargain purchase gain recognized related to the Merger, partially offset by significant fluctuations in our working capital.

Cash flows from investing activities

Cash provided by investing activities was $5.9 million during the year ended September 30, 2025 compared to cash used in investing activities of $1.1 million during the year ended September 30, 2024. The cash provided by investing activities related to the $5.9 million of cash acquired in business combinations as well as $2.0 million proceeds from the sale of cryptocurrency, offset by $2.1 million of purchases of cryptocurrency.

Cash flows from financing activities

Cash provided by financing activities was $12.2 million, during the year ended September 30, 2025 and $0.9 million during the year ended September 30, 2024. The cash provided by financing activities for the year ended September 30, 2025 was mainly related to net proceeds from the PIPE Offering of $8.8 million and proceeds from the issuance of convertible debt of $6.1 million, partially offset by payments on convertible debt of $1.7 million.

CWB Facility

As of June 30, 2025, SRx Canada maintained senior secured term loan facilities with CWB Financial Group (“CWB”) totaling $23.1 million. These facilities were originally entered into to support the development and acquisition of select pharmacy locations. On September 18, 2023, SRx Health Solutions Inc. refinanced its existing term facilities under a consolidated agreement with CWB that introduced updated financial covenants, including a Senior Funded Debt to Adjusted EBITDA ratio of less than 4.0x and a Fixed Charge Coverage Ratio greater than 1.0x.

As at both June 30, 2025 and 2024, SRx Canada was not in compliance with the CWB loan covenants. As a result, the full amount of the CWB loans was classified as a current liability, and the debt was callable at the lender’s discretion. Interest rates on the outstanding facilities ranged from 8.67% to 9.21%, with contractual maturities extending through late 2027.

The Company initiated restructuring proceedings for its SRx Canada subsidiaries under the Companies’ Creditors Arrangement Act (Canada) (“CCAA”) in August 2025. As part of these proceedings, the CWB debt was addressed through the court-supervised restructuring process and Company has no guarantees to the SRx Canada debt following the wind-down of the SRx Canada operations. Accordingly, the CWB facilities do not form part of the Company’s post-restructuring capital structure. Refer to Note 8 – Debt for additional information.

Contractual Commitments and Obligations

We are contractually obligated to make future cash payments for various items, including debt arrangements, certain purchase obligations, as well as the lease arrangement for our office. See Note 8 – Debt to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information about our debt obligations. Our purchase obligations include certain ongoing marketing projects, software subscriptions as well as in-transit or in-production purchase orders with our suppliers, for which amounts vary depending on the purchasing cycle. The majority of our software subscriptions are not under long-term contracts, and we do not have long-term contracts or commitments with any of our suppliers beyond active purchase orders. These purchase obligations were not material as of the date of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

On July 7, 2025, the Company entered into a Common Share Purchase Agreement (the “ELOC”) with a lead investor, under which the Company may sell, at its discretion, up to $50.0 million of its common shares, subject to certain conditions and limitations, including the NYSE American 19.99% Exchange Cap unless stockholder approval is obtained or sales otherwise qualify as “at-market” under applicable rules. The investor is obligated to purchase shares when directed by the Company, subject to the terms of the ELOC, and may not beneficially own more than 4.99% of the Company’s outstanding common shares following any purchase.

In connection with entering into the ELOC, the Company agreed to issue common shares to the investor as commitment consideration (the “Commitment Shares”) and to reimburse up to $35,000 of the investor’s expenses. Although the ELOC provides for the issuance of the Commitment Shares, the Company did not issue any such shares during fiscal year 2025. The Company also entered into a Registration Rights Agreement requiring it to file a resale registration statement covering shares issuable under the ELOC.

As of September 30, 2025, no shares have been sold under the ELOC and no Commitment Shares have been issued, and the ELOC remained unutilized.

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

Valuation of Derivative Liabilities and Equity-Linked Instruments

The Company’s accounting for convertible notes, embedded conversion features, and warrants requires the application of significant judgment, particularly in assessing the classification and measurement of these instruments under ASC 815, ASC 480, and other relevant guidance. In connection with the July 7, 2025 financing transaction, the Company determined that the embedded conversion option within the senior secured convertible notes should be bifurcated and accounted for as a derivative liability. This determination required management to evaluate the economic characteristics of the conversion feature, assess settlement alternatives, and apply the relevant scope exceptions under U.S. GAAP. The derivative liability is initially recorded at fair value and remeasured at each reporting period, with changes in fair value recognized in earnings, which may result in significant volatility in the Company’s reported results. The fair value of the derivative liability and the related equity-classified warrants is estimated using valuation models such as the Black-Scholes option pricing model or other appropriate techniques, which incorporate assumptions including expected volatility, risk-free interest rates, expected term, and the market price of the Company’s common shares. These inputs involve inherent uncertainty and require considerable management judgment. Actual results could differ materially from the estimates used, and changes in assumptions or market conditions may have a material impact on the Company’s financial position and results of operations. See Note 11 – Warrants and other equity related instruments to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.

Convertible Notes

The Company’s accounting for its senior secured convertible notes requires the use of significant judgment in applying the guidance in ASC 470-20, ASC 815, and ASC 835. Upon issuance of the Notes on July 7, 2025, management was required to evaluate the economic characteristics and risks of the embedded conversion feature to determine whether it should be separately accounted for. Based on this evaluation, the conversion option did not qualify for equity classification and was bifurcated as a derivative liability measured at fair value. This assessment required consideration of settlement alternatives, the terms of the host debt instrument, and the applicability of scope exceptions under U.S. GAAP. The initial measurement of the Notes also required allocation of proceeds among the debt host contract, the derivative liability, the original issue discount, and issuance costs, each of which impacts the effective interest rate recognized over the life of the Notes. The derivative liability is remeasured at fair value at each reporting date, with changes recorded in earnings, which may produce significant period-to-period volatility. The valuation of the derivative liability incorporates assumptions such as expected volatility, risk-free interest rates, expected term, and market price of the Company’s common shares, all of which involve considerable estimation uncertainty. Changes in these assumptions or market conditions could materially impact the recorded amounts for the Notes, the derivative liability, interest expense, and the Company’s results of operations. See Note 8 – Debt to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SRx Health Solutions Inc. (formerly Better Choice Company, Inc.)

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

SRx Health Solutions Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of SRx Health Solutions Inc. (the “Company”) as of September 30, 2025, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025, and the results of its operations and its cash flows for the year ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ DAVIDSON & COMPANY LLP

We have served as the Company’s auditor since 2025.

Vancouver, Canada	Chartered Professional Accountants

December 5, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SRx Health Solutions Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of SRx Health Solutions Inc. and its subsidiaries (the “Company”) as at September 30, 2024 and 2023, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2024 and 2023, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2.3 to the consolidated financial statements, the Company has incurred a net loss from continuing operations, a negative operating cash flow, a significant deficit and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2.3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company’s auditor since 2021.

Burlington, Canada

July 9, 2025

SRx Health Solutions Inc. (formerly Better Choice Company, Inc.)

Consolidated Statements of Operations

(Dollars in thousands, except share and per share amounts)

	Year ended September 30,
	2025	2024
Net sales	$6,534	$—
Cost of goods sold	5,008	—
Gross profit	1,526	—
Operating expenses:
Selling, general and administrative	12,932	—
Total operating expenses	12,932	—
Loss from continuing operations	(11,406)	—
Other income (expense):
Interest expense	(628)	—
Loss on extinguishment of debt	(716)	—
Bargain purchase gain	4,111	—
Total other income	2,767	—
Net loss before income taxes	(8,639)	—
Income tax expense	—	—
Net loss from continuing operations	(8,639)	—
Loss from discontinued operations	(36,367)	(43,054)
Total loss	(45,006)	(43,054)
Reclassification of AOCI related to discontinued operations	(2,399)	—
Foreign currency translation related to discontinued operations	—	13,639
Total comprehensive loss	$(47,405)	$(29,415)
Weighted average number of shares outstanding, basic	21,107,043	22,078,855
Weighted average number of shares outstanding, diluted	21,107,043	22,078,855
Loss per share, basic	$(2.13)	$(1.95)
Loss per share, diluted	$(2.13)	$(1.95)

The accompanying notes are an integral part of these consolidated financial statements.

SRx Health Solutions Inc. (formerly Better Choice Company, Inc.)

Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	September 30, 2025	September 30, 2024
Assets
Cash and cash equivalents	$1,309	$106
Accounts receivable, net	3,945	9,275
Inventories, net	2,078	3,369
Due from related parties	—	369
Prepaid expenses and other current assets	794	496
Current portion of lease receivable	—	21
Total Current Assets	8,126	13,636
Fixed assets, net	88	6,031
Right-of-use assets, operating leases	20	6,490
Lease receivable, long-term	—	456
Intangible assets	—	7,001
Deferred tax assets	—	150
Other assets	168	—
Total Assets	$8,402	$33,764
Liabilities & Stockholders’ Equity
Current Liabilities
Accounts payable	$2,147	$39,842
Accrued liabilities	1,375	1,855
Current portion of long-term borrowings	—	31,575
Convertible debt, short-term	—	2,230
Operating lease liability, short-term	21	1,469
Income tax payable	—	300
Due to related parties	—	288
Deferred revenue	—	29
Short-term borrowings	—	3,715
Total Current Liabilities	3,543	81,303
Non-current Liabilities
Long-term borrowings	—	696
Operating lease liability, long-term	—	5,623
Convertible debt, long-term	4,452	—
Deferred tax liability	—	1,261
Total Non-current Liabilities	4,452	7,580
Total Liabilities	7,995	88,883
Stockholders’ Equity
Common Stock, $0.001 par value, 200,000,000 shares authorized, 24,915,740 & 22,495,955 shares issued and outstanding as of September 30, 2025 and 2024, respectively	31	22
Additional paid-in capital	23,304	12,491
Accumulated deficit	(22,928)	(70,031)
Accumulated other comprehensive income	—	2,399
Total Stockholders’ Equity	407	(55,119)
Total Liabilities and Stockholders’ Equity	$8,402	$33,764

The accompanying notes are an integral part of these consolidated financial statements.

SRx Health Solutions Inc. (formerly Better Choice Company, Inc.)

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except shares)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Income	Capital	Deficit	Equity
Balance as of September 30, 2023	22,030,917	$22	$(11,240)	$7,716	$(30,280)	$(33,782)
Capital contribution - debt forgiveness	—	—	—	—	3,303	3,303
Share-based compensation	—	—	—	3,667	—	3,667
Settlement of RSUs	1,066,147	1	—	(1)	—	—
Share redemption	(1,186,843)	(1)	—	1	—	—
Acquisitions	120,860	—	—	401	—	401
Private placement	464,874	—	—	707	—	707
Foreign exchange translation adjustment	—	—	13,639	—	—	13,639
Net loss	—	—	—	—	(43,054)	(43,054)
Balance as of September 30, 2024	22,495,955	$22	$2,399	$12,491	$(70,031)	$(55,119)
Pre-Merger share-based compensation	2,154,356	2	—	2,419	—	2,421
Conversion of convertible debt	470,503	—	—	927	—	927
Shares issued for professional services	1,566,556	1	—	3,088	—	3,089
Shares issued for settlement of accounts payable	1,847,329	2	—	3,638	—	3,640
Shares issued for private placement	231,381	—	—	438	—	438
Warrant exercises	77,538	—	—	—	—	—
Recapitalization adjustment in connection with Merger	(26,323,200)	(26)	—	(7,244)	—	(7,270)
Post-Merger share-based compensation	3,482,799	3	—	3,203	—	3,206
Shares issued for private placement, post-Merger	1,280,000	9	—	8,791	—	8,800
Shares issued for acquisition costs	1,599,231	2	—	3,341	—	3,343
Shares issued to acquire Better Choice	8,898,069	9	—	6,858	—	6,867
Share repurchase	(76,800)	—	—	(137)	—	(137)
Exercise of pre-funded warrants	50,000	—	—	—	—	—
Shares issued for professional services	2,193,355	2	—	982	—	984
Warrants issued in connection with convertible debt	—	—	—	283	—	283
Halo SPV share exchange	4,950,000	5	—	(5)	—	—
Share cancellations	(376,121)	—	—	—	—	—
Retraction of exchangeable shares and conversion to common stock	394,789	—	—	—	—	—
Net loss	—	—	—	—	(45,006)	(45,006)
Reclassification of AOCI related to discontinued operations	—	—	(2,399)	—	2,399	—
Deconsolidation of SRX (discontinued operations)	—	—	—	(15,769)	89,710	73,941
Balance as of September 30, 2025	24,915,740	$31	$—	$23,304	$(22,928)	$407

The accompanying notes are an integral part of these consolidated financial statements.

SRx Health Solutions Inc. (formerly Better Choice Company, Inc.)

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended September 30,
	2025	2024
Cash Flow from Operating Activities:
Net loss	$(8,639)	$(43,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Income tax payable	—	(170)
Depreciation and amortization	31	4,387
Interest expense on lease liability	—	464
Impairment of goodwill	—	19,669
Impairment of intangibles	—	1,585
Deferred tax expense	—	(951)
Share-based compensation	3,206	3,667
Bargain purchase gain	(4,111)	—
Debt discount amortization	287	—
Loss on settlement of accounts payable	716	—
Loss on sale of cryptocurrency assets	35	—
Other	—	—
Changes in operating assets and liabilities:
Accounts receivable	5,406	(409)
Inventories	496	2,557
Prepaid expenses and other assets	(829)	414
Accounts payable	(5,992)	10,354
Accrued and other liabilities	1,251	9
Cash Used in Operating Activities	$(8,143)	$(1,478)

Cash Flow from Investing Activities:
Capital expenditures, net of disposals	$—	$1,245
Purchase of cryptocurrency	(2,076)	—
Proceeds from sale of cryptocurrency	2,041	—
Cash acquired in business combination	5,940	—
Cash paid for acquisitions, net of assets acquired	—	(2,335)
Cash Provided by (Used in) Investing Activities	$5,905	$(1,090)

Cash Flow from Financing Activities:
Proceeds from long-term borrowings	$—	$4,220
Repayment of long-term borrowings	—	(3,434)
Payment of principal portion of lease liabilities	—	(2,672)
Proceeds from share issuance	—	919
Proceeds from short-term borrowings	—	2,561
Increase in balance due to related parties	—	(662)
Proceeds from Wintrust facility	859	—
Payments on Wintrust facility	(1,662)	—
Proceeds from short-term borrowings	800	—
Repayment on short-term borrowings	(800)	—
Proceeds from issuance of convertible debt	6,120	—
Repayment of convertible debt	(1,655)	—
Cash paid for financing costs	(154)	—
Proceeds from PIPE	8,800	—
Payments for share repurchase	(137)	—
Cash Provided by Financing Activities	$12,171	$932

Net cash provided by (used in) continuing operations	$9,933	$(1,636)
Net cash used in discontinued operations	(8,523)	—
Net increase (decrease) in cash	1,410	(1,636)
Effect of foreign currency translation adjustments	(207)	(341)
Total cash and cash equivalents, beginning of period	106	2,083
Total cash and cash equivalents, end of period	$1,309	$106

Supplemental schedule of cash flow information:
Cash paid for interest during the period	$(329)	$(2,662)

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1 – Nature of business and summary of significant accounting policies

Nature of the business

SRx Health Solutions, Inc. (formerly Better Choice Company, Inc.) and its subsidiaries are together referred to in these consolidated financial statements as the “Company”.

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

SRx Canada’s registered head office was originally located at 65 Queen Street West, Suite 800, Toronto, Ontario, M5H 2M5. Post the Merger, the Company’s registered head office remained at 801 US Highway 1, North Palm Beach, Florida 33408.

The Company operates as a vertically integrated healthcare organization and branded pet wellness company. The Company consolidated the operations of two business segments: (i) Canadian pharmacy and healthcare services through SRx Canada, and (ii) premium pet health and nutrition products sold through its subsidiary Halo, Purely for Pets, Inc., a Delaware corporation (“Halo”).

Effective during the year ended September 30, 2025, the Company made the strategic decision to discontinue the operations of its Canadian pharmacy and healthcare services business conducted through SRx Canada. As a result, the SRx healthcare business is classified and presented as a discontinued operation in these consolidated financial statements in accordance with ASC 205-20. Following this discontinuation, the Company’s continuing operations consist solely of its premium pet health and nutrition products segment operated through Halo, Purely for Pets, Inc.

On August 12, 2025, SRx Canada initiated restructuring proceedings under the Companies’ Creditors Arrangement Act (“CCAA”) in Canada. The CCAA filing relates exclusively to the discontinued SRx healthcare business and does not impact the Company’s continuing pet food and pet wellness operations. Additional information regarding the discontinuation of the SRx healthcare segment, related CCAA proceedings, and the associated financial reporting impacts is provided in Note 19 – Discontinued operations.

Halo Spin-out Distribution

On April 25, 2025, the Company distributed (the “Spin-Out Distribution”) to the Better Choice stockholders of record as of April 23, 2025 (the “Record Stockholders”) one share of Class A Common Stock, par value $0.001, of Halo Spin-Out SPV Inc., a Delaware corporation (“Halo SPV”), for every one share of Better Choice common stock held by the Record Stockholders. Halo SPV held 17% of the issued and outstanding capital stock of Halo, Purely for Pets, Inc. (“Halo”).

The ownership of Halo SPV following the Spin-Out Distribution mirrored the ownership of Better Choice immediately prior to the Merger and the Spin-Out Distribution. As such, the Record Stockholders, who received the Halo SPV shares, are the same ultimate owners who indirectly held Halo prior to the Spin-Out Distribution. Accordingly, the Spin-Out Distribution did not result in a substantive change in ownership of Halo from the perspective of the Company’s consolidated financial statements. In accordance with ASC 810, Consolidation, the Spin-Out Distribution represented a reorganization of ownership interests under common control and was therefore treated as a common control equity reorganization, with transfers of interests accounted for as equity transactions. Halo continues to be fully consolidated, with no change in the Company’s accounting treatment.

On August 21, 2025, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Halo Spin-Out SPV, whereby the Company acquired the 17% interest of Halo previously held by SPV in exchange for the issuance of 4,950,000 shares of the Company’s common stock. Following the transaction, the Company owns 100% of Halo. This transaction is accounted for as an equity transaction and did not result in a change to the Company’s total controlling interest of Halo.

Statement of Compliance

The Company’s consolidated financial statements are prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for annual financial reports and accounting principles generally accepted in the U.S.(“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the year ended September 30, 2025 are not necessarily indicative of the results that may be expected for any other reporting period.

These consolidated financial statements have been prepared on a historical cost basis, unless otherwise stated in the significant accounting policies. These consolidated financial statements are presented in U.S. dollars and all values are rounded to the nearest thousand ($000), except when otherwise indicated.

Revision of Prior Period Financial Information

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, the Company identified and corrected an immaterial error in revenue recognized for the fiscal year ended September 30, 2024, related to prescriptions that had been billed but not dispensed and therefore did not meet the criteria for revenue recognition under ASC 606. The correction resulted in a reduction to accumulated deficit of approximately $1.8 million as of September 30, 2024. The revision has been reflected in the accompanying consolidated financial statements. For additional background on this matter, refer to the discussion included in the Company’s Form 10-Q for the quarter ended June 30, 2025.

Consolidation

The consolidated financial statements comprise the financial statements of the Company and its wholly owned subsidiaries. When the Company does not own all of the equity in a subsidiary, the non-controlling interest is disclosed as a separate line item in the consolidated statements of financial position and the earnings accruing to non-controlling interest holders are disclosed as a separate line item in the consolidated statements of operations. The financial results of subsidiaries are included in the consolidated financial statements from the date on which control commences, until the date on which control ceases. Intercompany balances and transactions are eliminated upon consolidation. Control is achieved when the Company is exposed to, or has the right to, variable returns from its involvement with the investee and has the ability to affect those returns through its power over the investee.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the ordinary course of business. The Company has historically incurred operating losses and experienced negative operating cash flows; however, management has implemented actions to improve liquidity and operating performance, including cost-reduction initiatives, margin improvement measures, and securing additional financing, as further described in Note 20 – Subsequent events.

After considering these actions and the Company’s cash flow forecasts for the twelve months following the issuance of these consolidated financial statements, management believes the Company will have sufficient liquidity to meet its obligations as they become due. Accordingly, management has determined that there are no material uncertainties that cast doubt on the Company’s going concern status, and the management has a reasonable expectation that the Company has adequate resources to continue in operational existence beyond September 30, 2025, and the consolidated financial statements continue to be prepared using the going concern assumption.

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

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the years ended September 30, 2025 and 2024, the financial position as of September 30, 2025 and 2024 and the cash flows for the years ended September 30, 2025 and 2024.

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

Accounts receivable and allowance for credit losses

Accounts receivable consist of unpaid buyer invoices from the Company’s customers and credit card payments receivable from third-party credit card processing companies. Accounts receivable is stated at the amount billed to customers, net of point of sale and cash discounts. The Company assesses the collectability of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors. Based on this analysis, an allowance for credit losses is recorded, and the provision is included within SG&A expense. The Company recorded approximately $0.1 million allowance for credit losses for the years ended September 30, 2025 and 2024.

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

Goodwill is initially measured as the excess of the aggregate consideration transferred, the amount of any noncontrolling interest, and the fair value of any previously held equity interest in the acquiree over the fair value of the net identifiable assets acquired and liabilities assumed. If the fair value of the net assets acquired exceeds the total consideration transferred, the Company reassesses the measurement of the net assets and consideration. If the reassessment confirms the excess, a gain is recognized in the consolidated statement of operations.

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

In connection with the reverse merger between SRx and Better Choice, the Company recorded a bargain purchase gain, which arises when the fair value of the net identifiable assets acquired exceeds the total consideration transferred. This typically occurs in a business combination where the acquirer purchases the acquiree at a discount, often due to financial distress or other market factors. In accordance with ASC 805 – Business Combinations, the excess was recognized as a gain in the consolidated statement of operations in the period the transaction closed, after confirming that all assets acquired and liabilities assumed were appropriately measured and no measurement errors existed.

Inventories

Inventories, consisting of finished goods available for sale as well as packaging materials, are valued using the first-in first-out (“FIFO”) method and are recorded at the lower of cost or net realizable value. Cost is determined on a standard cost basis and includes the purchase price, as well as inbound freight costs and packaging costs. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated selling expenses. Inventories are written down to net realizable value when the cost of inventories is estimated to be unrecoverable due to obsolescence, damage, shrinkage, or declining selling prices. Write-downs to inventory are non-reversible even when circumstances that previously caused inventories to be written down below cost no longer exist. The Company records consideration received from suppliers as a reduction to the cost of inventory. These amounts are recognized in cost of sales when the associated inventory is sold.

This policy applies to inventories held in continuing operations. Inventories related to the discontinued Health Solutions segment, previously consisting of SRx Canada pharmacy operations, are classified as assets of discontinued operations and are disclosed separately in Note 19 – Discontinued operations.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that some or all the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of September 30, 2025 and 2024, the Company does not have any significant uncertain income tax positions. If incurred, the Company would classify interest and penalties on uncertain tax positions as income tax expense.

The Company was incorporated on May 6, 2019. Prior to this date, the Company operated as a flow through entity for state and U.S. federal tax purposes. The Company files a U.S. federal and state income tax return, including for its wholly owned subsidiaries.

Revenue

The Company generates revenue primarily from the sale of consumer products, including dry food, wet food, treats, and other premium pet products. Revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers, when control of the promised goods is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods.

The Company has concluded that it acts as the principal in its revenue arrangements, as it controls the goods before they are transferred to the customer. The Company does not have material financing components or significant variable consideration in its customer contracts.

Revenue from product sales is recognized when the products are shipped to the customer, which is the point at which control has transferred. Amounts billed and due from customers are recorded as accounts receivable. The Company provides for estimated sales returns and allowances, which are not material. Trade incentives, including customer pricing allowances, merchandising funds, and point-of-sale discounts, are recognized as reductions to revenue based on historical experience, estimated redemption rates, and management’s judgment.

Revenues from services formerly provided by the Health Solutions segment, including specialty healthcare services from SRx Canada, are presented as discontinued operations and are excluded from continuing operations.

The accounting policies for revenue recognition in the Consumer Products segment are consistent with those described above and in the accompanying consolidated financial statements.

Cost of goods sold

Cost of goods sold consists primarily of the cost of product obtained from co-manufacturers, packaging materials, freight costs for shipping inventory to the warehouse, as well as third-party warehouse and order fulfillment costs.

Advertising

The Company charges advertising costs to expense as incurred and such charges are included in selling, general and administrative (“SG&A”) expense. The Company’s advertising expenses consist primarily of online advertising, search costs, email advertising and radio advertising. In addition, the Company reimburses its customers and third parties for in store activities and records these costs as advertising expenses. Advertising costs were $1.0 million for the year ended September 30, 2025.

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

Share repurchases

In April 2024, the Company’s board of directors authorized and approved a stock repurchase plan (the “Repurchase Plan”) for up to $5.0 million of the currently outstanding shares of the Company’s common stock through December 31, 2024. Repurchased shares are immediately retired and returned to unissued status. During the period April 24, 2025 to September 30, 2025, 76,800 shares were repurchased. On April 17, 2025, the Repurchase Plan was reinstated and authorization increased to $6.5 million.

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

The Company’s only remaining operating lease as of September 30, 2025 relates to office space. There are no material residual value guarantees or material restrictive covenants.

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

Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments recognized on the Consolidated Balance Sheets consist of cash and cash equivalents, trade accounts receivable, accounts payable, term loan, line of credit, convertible debt, due to/from related parties, accrued liabilities and other liabilities.

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

As of September 30, 2025, the Company reports a single reportable segment, Consumer Products, which includes the legacy Halo pet food business. This segment operates primarily in the United States and includes dry food, wet food, treats, and other premium pet products. The Health Solutions operations, previously reported as a separate segment, have been classified as discontinued operations as further described in Note 19 – Discontinued operations.

The Consumer Products segment reflects the Company’s internal management structure and is evaluated by the CODM based on its operational model, customer base, and economic characteristics. The accounting policies of the segment are consistent with those described in the accompanying consolidated financial statements. See Note 16 – Segment information.

Discontinued Operations

The Company classifies a component of its business as a discontinued operation when the operations and cash flows of the component can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company, and the component represents a strategic shift that will have a major effect on the Company’s operations and financial results.

Upon classification as a discontinued operation, the results of operations, cash flows, and related assets and liabilities of the component are presented separately in the consolidated financial statements for all periods presented in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations. Gains or losses on the disposal of discontinued operations, including any adjustments to reflect the fair value less costs to sell of net assets, are recognized in the period in which the disposal occurs.

The Company assesses whether any of the assets or liabilities of the discontinued operation are impaired at the date of classification and recognizes any required adjustments in the consolidated financial statements. Subsequent changes in estimates or outcomes related to discontinued operations are recognized in the period of the change.

New Accounting Standards

Recently adopted

There were no new standards that would have an impact on the consolidated financial statements for the year ended September 30, 2025.

Note 2 – Revenue

The Company records revenue net of discounts, which primarily consist of trade promotions, certain customer allowances and early pay discounts. The Company excludes sales taxes collected from revenues. Retail-partner based customers are not subject to sales tax.

Revenue channels

The Company groups its revenue channels into three categories: Digital, which includes the sale of product to online retailers such as Amazon and Chewy, as well as Brick & Mortar, which primarily includes the sale of product to Pet Specialty retailers, independent pet stores, and regional distributors; and International, which includes the sale of product to foreign distribution partners and to select international retailers (transacted in U.S. dollars).

Information about the Company’s net sales by revenue channel is as follows (in thousands):

	Year Ended September 30,
	2025		2024
Digital (1)	$5,038	77%	$—	—%
International (2)	$1,009	15%	$—	—%
Brick & Mortar (3)	$487	8%	$—	—%
Net Sales (4)	$6,534	100%	$—	—%

(1)	The Company’s Digital channel includes two wholesale customers that amounted to greater than 10% of the Company’s total net sales for the year ended September 30, 2025.

(2)	One of the Company’s International customers amounted to greater than 10% of the Company’s total net sales and represented $0.8 million of net sales for the year ended September 30, 2025.

(3)	None of the Company’s Brick & Mortar customers represented greater than 10% of net sales for the year ended September 30, 2025.

(4)	Prior period amounts have not been presented, as the Company’s prior year operations primarily related to SRX Canada, which has since been deconsolidated and is presented as discontinued operations. Accordingly, the results for the year ended September 30, 2025, reflect only the continuing operations of BTTR and Halo and are not comparable to prior periods.

Note 3 - Inventories

Inventories are summarized as follows (in thousands):

	Year Ended September 30,
	2025	2024
Food, treats and supplements	$1,536	$3,369
Inventory packaging and supplies	542	—
Total	$2,078	$3,369

(1)	Inventories as of September 30, 2025 reflect only the continuing operations. Inventories as of September 30, 2024 include amounts related to SRX Canada, which was not classified as discontinued operations at that date. Inventory associated with SRX Canada as of September 30, 2025 is included within “assets of discontinued operations” on the consolidated balance sheet. See Note 19 – Discontinued operations for further information.

Note 4 - Business combinations

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

As consideration, Better Choice issued 8,898,069 shares of its common stock, and AcquireCo issued 19,701,935 exchangeable shares (convertible into Better Choice common stock on a 1:1 basis). Better Choice shareholders prior to the transaction retained 3,281,295 shares. Upon closing, former shareholders of SRx Canada held approximately 91% of the total combined voting power of the Company’s equity, and Better Choice shareholders retained approximately 9%. The transaction has been accounted for as a reverse acquisition under ASC 805, with SRx Canada identified as the accounting acquirer. The consolidated financial statements reflect the historical operations of the accounting acquirer, with the equity structure retroactively adjusted to reflect the legal acquirer’s equity.

The total consideration transferred was less than the fair value of the net assets acquired, resulting in a preliminary bargain purchase gain of $4.1 million.

In connection with the closing of the Reverse Merger, the Company issued 1,599,231 shares of common stock for advisory and professional services rendered to facilitate the completion of the close the transaction. These shares were issued in lieu of cash payment and were recorded as acquisition-related costs totaling $3.3 million in the year ended September 30, 2025. The fair value of the shares issued was determined based on the closing trading price of the Company’s common stock on the date of issuance. No cash was exchanged in connection with these transactions.

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

As of June 30, 2025, the Company had recorded $8.6 million in prepaid expenses related to this agreement. Subsequent to June 30, 2025, the full prepaid amount was written off following the filing for creditor protection under the Companies’ Creditors Arrangement Act (“CCAA”) by SRx Health Solutions (Canada) Inc., the Company’s Canadian operating subsidiary. Refer to Note 19 – Discontinued operations for further details.

September 30, 2025
Common stock	$6,858
Total consideration	$6,858

Cash and cash equivalents	5,940
Accounts receivable, net	5,320
Inventories, net	4,163
Prepaid expenses and other current assets	1,218
Fixed assets, net	118
Right-of-use assets, operating leases	50
Other LT assets	187
Total assets acquired	$16,996

Accounts payable	4,858
Accrued liabilities	326
Line of credit, short-term	790
Operating lease liability, short-term	47
Operating lease liability, long-term	6
Total liabilities acquired	$6,027

Net assets acquired	$10,969

Bargain purchase gain	$(4,111)

The following unaudited pro forma financial information presents the combined results of operations of the Company as if the reverse merger with Better Choice had occurred on October 1, 2024, the beginning of the earliest period presented. The pro forma results include adjustments to reflect the acquisition date fair value of assets acquired and liabilities assumed, transaction costs, and the alignment of accounting policies.

Year Ended September 30,
2025
Revenue	$23,338
Cost of goods sold	15,663
Selling, general and administrative	23,260
Loss on extinguishment of debt	716
Interest expense, net	475
Bargain purchase gain	(4,111)
Other income	(98)
Net loss	$(12,567)

This supplemental pro forma information is not necessarily indicative of what the Company’s actual results of operations would have been had the acquisition occurred at the beginning of the periods presented, nor does it purport to project future operating results of the combined entity.

Note 5 - Fixed assets

Fixed assets consist of the following (in thousands):

	Estimated Useful Life	September 30, 2025	September 30, 2024
Equipment	2 - 5 years	$124	$1,689
Furniture and fixtures	2 - 5 years	214	603
Medical equipment	5 years	—	1,288
Automobiles	5 years	—	144
Computer software	2 - 3 years	202	—
Buildings	20 years	—	2,293
Leasehold improvements	Lesser of 10 years or term of lease	—	5,152
Signs	10 years	—	38
Total fixed assets		540	11,207
Accumulated depreciation		(452)	(5,176)
Fixed assets, net		$88	$6,031

Depreciation expense related to the continuing business was less than $0.1 million for the year ended September 30, 2025.

Note 6 – Goodwill and intangible assets

Intangible assets

The Company’s intangible assets (in thousands) and related useful lives (in years) relate to the discontinued operations and are as follows:

		September 30, 2024
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Carrying Amount
Computer software	3 years	$288	$(238)	$—	$50
Domain/website	3 years	2	(1)	—	1
Customer list	5 years	10,816	(3,021)	(1,585)	6,210
Charter license	10 years	930	(190)	—	740
Total intangible assets		$12,036	$(3,450)	$(1,585)	$7,001

The Company did not have any intangible assets as of September 30, 2025, nor did it record amortization expense for the year ended September 30, 2025.

The Company recognized an impairment loss of $1.6 million during the year ended September 30, 2024, related to customer list intangible assets acquired through prior business combinations. The customer lists were tested for impairment prior to goodwill testing using the income approach, specifically a discounted cash flow (DCF) method. The impairment was the result of a decline in the estimated fair value of the customer lists below their carrying amount, based on updated projections of future cash flows attributable to customer relationships and the application of a discount rate reflecting current market conditions and entity-specific risks. The impairment charge is included in the consolidated statement of operations and relates to the Pharmacy and Prescription Drug Sales reporting unit.

The change in the carrying amount of goodwill is summarized as follows:

	Year Ended September 30,
	2025	2024
Beginning balance	$—	$18,346
Disposals	—	(1,115)
Acquisitions	—	2,438
Impairment expense	—	$(19,669)
Total	$—	$—

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

As September 30, 2024, the Company performed a quantitative goodwill impairment test for this reporting unit in accordance with ASC 350, Intangibles—Goodwill and Other. The fair value of the reporting unit was estimated using a discounted cash flow (DCF) analysis under the income approach. Based on the results of this analysis, the carrying amount of the reporting unit exceeded its fair value, resulting in a goodwill impairment charge of $19.7 million for the year ended September 30, 2024, which was recognized in the consolidated statement of operations for the period then ended.

Note 7 – Leases

The Company leases its corporate headquarters office space under an operating lease that expires in January 2026. The Company does not intend to renew this lease. As of September 30, 2025, the operating lease liability related to continuing operations was less than $0.1 million, all of which is classified as current. The related right-of-use asset was not material.

Lease expense for continuing operations for the year ended September 30, 2025 was less than $0.1 million. The following table presents the undiscounted maturity of the Company’s remaining operating lease payments as of September 30, 2025 (in thousands):

Year	2025
2026	$21
Total	$21

Note 8 – Debt

Convertible notes

On July 7, 2025, the Company issued senior secured convertible notes with an aggregate principal amount of $7.65 million (the “Notes”). The Notes bear interest at 8% per annum, payable quarterly in cash, and mature on July 8, 2027, subject to acceleration upon certain events of default. The Notes were issued at an original issue discount and are secured by substantially all of the Company’s U.S. assets, as well as certain equity interests in its subsidiaries, pursuant to a Security and Pledge Agreement.

The primary conversion feature within the Notes provides the holders the right to convert the principal amount into the Company’s common stock at a fixed conversion price of $0.6274 per share, subject to customary anti-dilution adjustments.

The Company evaluated this conversion feature under ASC 815-40 and concluded that it meets the criteria for equity classification. Accordingly, the conversion feature was not bifurcated from the host debt instrument and no derivative liability was recognized. In addition, because the Notes were not issued at a substantial premium, no beneficial conversion feature was recorded under ASC 470-20.

Certain other provisions contained within the Notes allow the holder, upon the occurrence of defined triggering events, to convert the debt into common stock at 120 - 125% of the outstanding debt value through maturity. These contingent conversion features do not meet the criteria for equity classification and were therefore bifurcated and accounted for as derivative liabilities under ASC 815.

The table below summarizes the components used to determine the initial carrying amount of the Notes as of July 7, 2025 (in thousands):

Amount
Principal amount	$7,650
Less: original issue discount	(2,118)
Less: issuance costs	(139)
Add: fair value of derivative liabilities	298
Initial carrying amount of Notes at July 7, 2025	$5,691

The carrying amount of the Notes as of September 30, 2025 is summarized below (in thousands):

Amount
Initial carrying amount	$5,691
Less: cash payments on convertible debt	(1,526)
Add: amortization of debt discount and issuance costs	287
Add: change in fair value of derivative liabilities	—
Carrying amount of Notes at September 30, 2025	$4,452

In connection with issuing the Notes, the Company executed a Securities Purchase Agreement that also included 21,338,062 warrants to purchase common stock and a registration rights agreement covering the underlying shares (see Note 11 – Warrants and other equity related instruments). A portion of the proceeds was allocated to the warrants based on their relative fair value.

After deducting the original issue discount, issuance costs, fair value of warrants, and the fair value of derivative liabilities, the Company received net proceeds of approximately $6.1 million, which have been used for general corporate purposes and working capital.

Subsequent to September 30, 2025, the Company entered into a settlement agreement with the Note holders under which the Notes, together with all accrued interest and associated derivative liabilities, were fully settled and extinguished. The Company will recognize any resulting gain or loss on extinguishment in the period of settlement (see Note 20 – Subsequent events).

Short-term borrowings

	As of September 30,
	2025	2024
Revolving line of credit	$—	$3,555
Bank indebtedness	—	160
Total	$—	$3,715

Revolving line of credit

Separately, in September 2023, the Company entered into a revolving line of credit agreement with Canadian Western Bank (“CWB”) that permits borrowings up to $3.7 million at a variable interest rate equal to the bank’s prime rate plus 1.5% per annum. The interest rate was 7.95% at September 30,2024. Interest is payable monthly, and the Company may repay and reborrow amounts at its discretion, subject to the terms of the facility. As of September 30, 2024, $3.5 million was outstanding under the CWB line of credit. Accrued interest was not material as of September 30, 2024. The facility is unsecured and contains no financial covenants.

This revolving line of credit relates to the discontinued SRx Health Solutions segment and is presented within discontinued operations.

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

On April 24, 2025, in connection with the reverse merger between the Company and BTTR, the full outstanding balance of the Promissory Note, including accrued interest, was converted into common shares of the Company in accordance with the amended terms. As a result, the Promissory Note has been settled in full and derecognized from the financial statements as of September 30, 2025.

No gain or loss was recognized upon conversion. All prior-period balances related to this facility have been extinguished, and no amounts are outstanding under this facility as of September 30, 2025.

Term Facilities

Prior to September 18, 2023, the Company entered into senior secured term facilities with CWB Financial Limited (“CWB”) for a select number of its pharmacy locations. Under the terms of the facility with CWB the Company must maintain a minimum Debt Service Coverage ratio of at least 1.30x. The Debt Service Coverage ratio is based on the combined results for 1093507 B.C. Ltd., Alberta Specialty Rx Inc., ConnectRX Inc., Trillium Pharmaceuticals, Nepean Medical Pharmacy Inc., and two other associated corporations of the Company. On September 18, 2023, the Company refinanced its existing senior secured term debt with CWB under SRx Health Solutions Inc. Under the terms of the facility with CWB the Company must maintain a Senior Funded Debt to Adjusted EBITDA of less than 4.0x and a Fixed Charge Coverage Ratio of greater than 1.0x. As at September 30, 2024, the Company was not in compliance with the covenants and as a result the entire CWB loan was classified as a current liability. The terms of these facilities have been summarized below.

	September 30, 2025			September 30, 2024
	Amount	Rate	Maturity date	Amount	Rate	Maturity date
CWB Financial Limited	$—	—	N/A	$28,736	8.78%	September 2027
CWB Financial Limited	—	—	N/A	1,487	9.21%	October 2027
CWB Financial Limited	—	—	N/A	380	8.67%	November 2027
Total	$—			$30,603

Other borrowings

	September 30, 2025			September 30, 2024
	Amount	Rate	Maturity date	Amount	Rate	Maturity date
CEBA loans	$—	—	N/A	$696	15.00%	December 2026
Macdonald DND Site Development LP	—	—	N/A	719	3.00%	September 2024
Meridian OneCap	—	—	N/A	31	6.00%	November 2027
Arbinder Sohi	—	—	N/A	222	12.00%	On demand
Total other borrowings	$—			$1,668
Long-term portion of other borrowings	—			696

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

This CEBA loan relates to the discontinued SRx Health Solutions segment and is presented within discontinued operations.

The following outlines the current and long-term portion of the term facilities during the year:

	As of September 30,
	2025	2024
Current portion of long-term borrowings	$—	$31,575
Long-term portion	—	696
Total	$—	$32,271

Note 9 – Fair value measurements

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

The Company has assessed that the fair value of cash, trade and other receivables, and trade and other payables approximate their carrying amounts largely due to the short-term maturities of these instruments.

The carrying amount of the Company’s borrowings are considered to be the same as their fair values, as the terms of the Company’s borrowings are considered to be consistent with the commercial terms prevalent for similar loans. The Company has classified its derivative liability as a Level 3 financial instrument due to the use of unobservable inputs in its valuation.

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

Liquidity risk

The Company is exposed to liquidity risk related to its financial liabilities, including trade payables, short-term borrowings, and convertible debt. Management monitors liquidity through cash flow forecasts and maintains access to credit facilities.

The following table summarizes the contractual maturities of the Company’s financial liabilities (including principal and interest) on an undiscounted basis:

September 30, 2025

	Year 1	Year 2	Year 3	Year 4	Year 5 and over	Total
Convertible debentures	—	10,404	—	—	—	10,404
Trade and other payables	2,147	—	—	—	—	2,147
Total	$2,147	$10,404	$—	$—	$—	$12,551

As of September 30, 2025, the Company has no financial instruments requiring fair value measurement disclosures that differ from their carrying amounts; accordingly.

Note 10 – Commitments and contingencies

The Company has manufacturing agreements with its vendors that provides for the company to make its commercial best efforts to purchase minimum quantities in the ordinary course of business. The Company had no material purchase obligations as of September 30, 2025 or 2024.

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

Discontinued Operations

Certain legal matters, claims, and purchase obligations related to SRx Canada, which is classified as discontinued operations, are presented in Note 19 – Discontinued operations. These matters are subject to the same accounting policies as described above. Management does not expect any such matters to have a material impact on the results of continuing operations; however, they could affect the financial results of the discontinued operations segment.

Note 11 – Warrants and other equity related instruments

Convertible Note and Warrant Financing

On July 7, 2025, in connection with a financing transaction described in Note 8 – Debt, the Company issued senior secured convertible notes with an aggregate principal amount of $7.65 million and, in conjunction with that issuance, granted investors warrants to purchase 21,338,062 common shares. The notes are convertible at the option of the holders into common stock at a conversion price of $0.6274 per share, subject to customary anti-dilution adjustments.

The warrants issued as part of the financing are exercisable for 21,338,062 common shares at an exercise price of $0.6274 per share and expire three years from the issuance date. The Company evaluated the warrants under ASC 815 and ASC 480 and determined that they are equity-classified, and they were initially measured at their relative fair value of $0.4 million using the Black-Scholes option pricing model based on appropriate valuation assumptions.

In connection with the financing, the Company also entered into a registration rights agreement requiring it to register for resale the common shares issuable upon conversion of the notes and exercise of the warrants.

Equity warrants

The fair value of warrants issued is based on the market price of the Company’s common shares on the issue date. All unexercised warrants outstanding at SRx Canada expired prior to the Merger.

The following table summarizes the continuity of the Company’s warrants. Note all pre-merger warrants listed below have been presented to reflect the legal acquirer’s capital structure:

	Warrants #	Weighted Average Exercise Price
Warrants outstanding on September 30, 2023	—	$—
Issued	232,438	2.37
Exercised	—	—
Expired	—	—
Warrants outstanding on September 30, 2024	232,438	2.37
Issued	24,094,759	0.79
Exercised	(50,000)	3.00
Expired	(232,438)	2.02
Assumed in merger	368,345	$109.50
Warrants outstanding on September 30, 2025	24,413,104	$2.42

On April 24, 2025, the Company issued to a single investor a combination of 1,280,000 shares of common stock, and 2,756,697 pre-funded warrants to purchase Company Common Stock at a price of $2.18 per share, or $8.8 million in the aggregate, in a private placement transaction. No additional consideration is required to be paid to exercise the warrants and the warrant does not expire until conversion. The transaction was accounted for as an equity issuance because the number of common shares issuable upon exercise of the warrant is fixed. As of September 30, 2025, all 2,756,697 of these pre-funded warrants remained outstanding.

Note 12 – Share-based compensation

In connection with the Merger completed on April 24, 2025, the Company has adopted the Legal Acquirer’s Amended and Restated 2019 Incentive Award Plan (the “Amended 2019 Plan”). As of September 30, 2025, the maximum number of shares authorized for issuance under the Amended 2019 Plan was 1,928,023. Not more than 34,091 shares may be issued pursuant to Incentive Stock Options under the Amended 2019 Plan, which is included within the total authorized shares described above. Refer to Management’s Discussion and Analysis for more information.

Awards are measured at grant date fair value in accordance with ASC 718, and compensation expense is recognized over the vesting period on a grade vesting basis.

During the year ended September 30, 2025, the Company recognized $3.2 million of share-based compensation expense related to awards granted subsequent to the Merger.

During the pre-merger period in the year ended September 30, 2025, the Company issued an aggregate of 290,611 restricted stock units (“RSUs”) to certain directors, officers, and employees, which auto vested upon the Merger closing, and as such, the Company recorded share-based compensation expense of $0.4 million upon issuance. The weighted average grant-date fair value of these RSUs was $1.94 per share.

Additionally, the Company recognized an additional $2.0 million of share-based compensation expense related to the auto-vesting and settlement of RSUs prior to the Merger.

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

The fair value of RSUs granted is based on the market price of the Company’s common shares on the grant date. The following table summarizes the continuity of the Company’s RSUs:

RSUs #
RSUs outstanding on September 30, 2023	1,530,024
Issued	1,291,530
Vested	(1,066,147)
Forfeited and cancelled	(160,775)
RSUs outstanding on September 30, 2024	1,594,632
Issued	4,044,347
Vested	(5,637,155)
Forfeited and cancelled	(1,824)
RSUs outstanding on September 30, 2025	—

Stock options

The following table provides detail of the options granted and outstanding:

Options #
Options outstanding on September 30, 2024	—
Assumed in Merger	64,185
Expired	(24,453)
Options outstanding on September 30, 2025	39,732

Shares issued for professional fees

In July 2025, the Company issued 2,193,355 shares of common stock to certain arm’s-length advisors in exchange for professional advisory services rendered in connection with financing and capital markets activities. The shares were issued at a weighted-average price of $0.61 per share, and the resulting professional fees were recorded as expense in the accompanying consolidated statements of operations with a corresponding increase to additional paid-in capital.

Additionally, during the year ended September 30, 2025, the Company issued 1,941,120 shares for the settlement of inventory-related accounts payable of $2.9 million, and professional fee-related accounts payable of $3.1 million. The professional fees related to professional services provided for capital market activities (investor relations, legal, advisory, etc). No shares were issued in lieu of cash payments during the years ended September 30, 2025 or 2024.

Shares issued to related parties

During the period from July through September 2025, the Company issued an aggregate of 2,987,477 shares of restricted common stock to certain directors, officers, employees, and former employees of the Company as performance or service-based compensation.

On August 25, 2025, the Company issued 2,396,697 shares of restricted common stock to certain directors, officers, and employees as performance bonus compensation. The restricted stock awards were immediately vested, with a weighted average grant price of $0.40 per share.

On September 16, 2025, the Company issued 196,000 shares of restricted common stock to certain current and former directors at a weighted average grant price of $0.35 per share. These awards were immediately vested.

Additionally, between July and September 2025, the Company issued 394,780 shares of common stock pursuant to the retraction of shareholders’ exchangeable shares, which converted into shares of common stock. These shareholders were former employees and shareholders of SRx Canada that initially received exchangeable shares in connection with the Merger.

The fair value of these awards was determined at the grant date and recognized as compensation expense in the consolidated Statement of Operations in accordance with ASC 718.

Note 13 – Employee benefit plans

The Company has a qualified defined contribution 401(k) plan, which covers substantially all of its employees. Participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the IRS. The Company matches participant contributions pursuant to the terms of the plan, which contributions are limited to a percentage of the participant’s eligible compensation. The Company made contributions related to the plan and recognized expense of less than $0.1 million during the years ended September 30, 2025.

Note 14 – Related party transactions

Related Party Loans and Balances

As of September 30, 2025, the Company had outstanding convertible promissory notes held by certain members of the Board of Directors totaling $0.5 million. The notes bear interest at 8% per annum and are convertible into the Company’s common stock at the holders’ option subject to the terms of the agreements or upon the occurrence of defined triggering events. Refer to Note 8 – Debt for more information. All terms of the notes are consistent with those offered to other investors.

For the fiscal year ended September 30, 2025, the Company’s continuing operations incurred approximately $0.7 million in director fees, $0.5 million of which were settled in exchange of the convertible notes described above. Directors fees are included in general and administrative expenses in the consolidated statements of operations. These fees were paid to members of the Board of Directors in their capacity as directors and constitute related-party transactions.

During the year ended September 30, 2025, the Company issued to its directors and executive officers an aggregate of $3.2 million in share based compensation.

During the year ended September 30, 2025, the Company paid its executive officers an aggregate of $1.0 million in compensation pursuant to their signed employment arrangements. Other than this compensation, the Company had no related-party transactions with executive officers.

During the fiscal year ended September 30, 2024, prior to the Merger, SRx Canada, while privately held, engaged in non-interest-bearing working capital advances with its largest shareholder and entities under common control, intended to provide short-term liquidity. These advances were non-interest-bearing, not governed by formal written agreements, and SRx Canada did not incur or recognize interest expense in connection with these transactions.

As previously disclosed, for the fiscal year ended September 30, 2024, all material related party loans were forgiven and the Company recorded a capital contribution. No amounts remained outstanding prior to the merger.

As of September 30, 2025 and 2024 there were no other related party loans or receivables outstanding for any shareholder with greater than 10% ownership, and the Company does not intend to enter into similar related party lending arrangements in the future.

Related party balances are summarized as follows:

	As of September 30,
	2025	2024
Due from former affiliates	$—	$277
Due from shareholders related to acquisitions	—	92
Total due from related parties	$—	$369
Due to former affiliates	—	(195)
Due to shareholders related to acquisitions	—	(93)
Ending due from related shareholders	$—	$81

Governance and controls

The Company has adopted a formal Related Party Transaction Policy to ensure appropriate oversight of any future transactions with related parties. All related party transactions are subject to review and approval by the Audit Committee of the Board of Directors, in accordance with SEC Regulation S-K Item 404 and the Company’s internal policies.

Note 15 – Income taxes

For the year ended September 30, 2025, the Company recorded income tax expense of less than $0.1 million and the effective tax rate was 0%. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily because the Company’s losses have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of NOLs for the year ended September 30, 2025.

The following table is a reconciliation of the components that caused the Company’s provision for income taxes to differ from amounts computed by applying the U.S. federal statutory rate of 21% (in thousands):

	Year ended September 30,
	2025
Statutory U.S. Federal income tax	$(2,034)	21.0%
State income taxes, net	(110)	1.1%
Meals and entertainment	(2)	—%
Bargain purchase	(275)	2.8%
Warrant valuation	—	—%
Tax effect of non-deductible equity instruments	—	—%
Change in valuation allowance	2,419	(25.0)%
Other	2	—%
Total provision	$—	(0.1)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

September 30,
2025
Deferred income tax assets:
Fixed assets	$(15)
Intangibles	—
Inventory	38
Stock options	5,266
Payroll	39
Other assets	2,395
Lease assets (liabilities), net	1
Net operating loss carryforwards	23,962
Gross deferred tax assets	31,686
Valuation allowance	(31,686)
Net deferred tax assets	$—

As of September 30, 2025, the Company had deferred tax assets (before valuation allowance) primarily related to U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $99.9 million and $58.1 million, respectively. The NOLs begin to expire at various dates starting in 2027, unless utilized.

The Internal Revenue Code, as amended (“IRC”), imposes restrictions on the utilization of NOLs and other tax attributes in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use pre-change NOLs may be limited as prescribed under IRC Section 382. Events which may limit the amount of NOLs and credits that can be utilized annually include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

Management evaluates both positive and negative evidence to determine whether sufficient future taxable income is likely to be generated to realize deferred tax assets. A significant piece of objective negative evidence considered is the cumulative loss incurred through the years ended September 30, 2025 and 2024. This objective evidence limits the consideration of other subjective positive evidence, such as current -year taxable income and future income projections.

Based on this evaluation, as of September 30, 2025, the Company recorded a full valuation allowance of approximately $31.7 million, as it is more likely than not that the deferred tax assets will not be realized.

The following table reconciles the statutory federal income tax rate to the Company’s effective tax rate for the year ended September 30, 2025 (in thousands, except percentages):

	Year Ended September 30, 2025
	Amount ($)	Effect on ETR (%)
Federal statutory rate	$(2,034)	21.0%
State income taxes, net of federal benefit	2	—%
Nondeductible items	2	—%
Bargain purchase	(275)	2.8%
Change in valuation allowance	2,307	25.0%
Other	(2)	—%
Total income tax provision	$—	—%

As of September 30, 2025, the Company does not have any significant uncertain tax positions and no accrued interest and penalties related to uncertain income tax positions. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. If incurred, the Company would classify interest and penalties on uncertain tax positions as income tax expense.

The Company is subject to taxation in the U.S. federal and various state jurisdictions. The Company is not currently under audit by any taxing authorities. The Company remains open to examination by U.S. federal and state tax authorities for the tax years 2021 through 2025. Federal and state net operating losses are subject to review by taxing authorities in the year utilized and in future years. The Company has no uncertain tax positions as of September 30, 2025.

Note 16 – Segment information

As of September 30, 2025, the Company reports one continuing operating segment, Consumer Products, following the classification of its previously reportable Health Solutions segment as discontinued operations.

The Consumer Products segment includes the legacy Halo pet food business, consisting of premium pet products such as dry kibble, wet food, freeze-dried raw food, treats, and toppers for dogs and cats. This segment operates across various sales channels and represents the Company’s ongoing business.

The Health Solutions segment, which encompassed the Company’s pharmacy network operations in Canada, has been classified as discontinued operations as of September 30, 2025, and accordingly, its results and related assets and liabilities are reported separately in the financial statements.

Prior to discontinuation, the Company’s Chief Operating Decision Maker (“CODM”), the Board of Directors, evaluated the Company’s financial performance based on two segments: Health Solutions and Consumer Products. Following the classification of Health Solutions as discontinued, segment reporting focuses exclusively on the Consumer Products business.

For the year ended September 30, 2025, segment financial information for continuing operations relates solely to the Consumer Products segment, which was acquired through business combination on April 25, 2025. There are no comparative results for 2024, as all operations that existed in 2024 relate to the Health Solutions segment, which is now classified as discontinued.

The following table summarizes revenues, gross margin, and Adjusted EBITDA for the continuing Consumer Products segment for the years ended September 30, 2025 (in thousands):

	Twelve months Ended September 30,
	2025	2024
Net sales	$6,534	$—
Cost of goods sold:
Direct	4,413	—
Indirect	595	—
Total cost of goods sold	5,008	—
Gross profit	1,526	—
Segment expenses:
Discretionary marketing	890	—
Outbound freight	6	—
Other segment expenses (a)	12,036	—
Total segment expenses	12,932	—
Loss from operations	(11,406)	—
Other income (expense):
Interest expense	(628)	—
Loss on extinguishment of debt	(716)	—
Bargain purchase gain	4,111	—
Other expense	—	—
Total other income (expense)	2,767	—
Net loss before income taxes	(8,639)	—
Income tax expense	—	—
Net loss	$(8,639)	$—

(a)	Other segment expenses include employee compensation and benefits, share based compensation, non-cash charges, other sales and marketing costs, professional fees, broker commissions, and other general expenses

The accounting policies of the segment are consistent with those described in Note 1 - Summary of Significant Accounting Policies.

Geographic Information

Revenue by geography is based on where the customer is based. Summary financial data attributable to various geographic regions for the years indicated is as follows:

	Year Ended September 30,
	2025	2024
United States	$5,505	$—
Taiwan	833	—
Other	196	—
Total	$6,534	$—

Note 17 – Concentrations

Major suppliers

The Company sourced approximately 85% of its inventory purchases from three vendors for the year ended September 30, 2025. There was $0.2 million of inventory purchases from major suppliers in accounts payable on the Consolidated Balance Sheets, as of September 30, 2025.

Major customers

Accounts receivable from three customers represented 98% of accounts receivable as of September 30, 2025. Three customers represented 88% of gross sales for the year ended September 30, 2025.

Credit risk

As of September 30, 2025 and 2024, the Company’s cash and cash equivalents were deposited in accounts at several financial institutions and may maintain some balances in excess of federally insured limits. The Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents.

The Company is also exposed to credit risk on its trade accounts receivable. In evaluating expected credit losses under ASC 326, the Company considers historical collection experience, the credit quality of its customers, and current economic conditions. Historically, the Company has experienced minimal bad debts and high collection rates, and as such, expected credit losses on accounts receivable are considered low and the related allowance is not material.

Note 18 – Loss per share

The Company presents net loss per share on a basic and diluted basis for the years ended September 30, 2025 and 2024. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding (“WASO”) during the period. For the years ended September 30, 2025 and 2024, the Company’s basic and diluted net loss per share attributable to common stockholders are the same as the Company generated a net loss.

For the year ended September 30, 2025, the Company’s basic and diluted net loss per share attributable to common stockholders are the same as the Company generated a net loss and common stock equivalents are excluded from diluted net loss per share as they have an anti-dilutive impact.

For the year ended September 30, 2025, potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows: 24,413,104 of stock equivalent warrants; and 39,732 of stock equivalent employee stock options.

The Company’s discontinued operations relate entirely to SRx Health Solutions, Inc., which was disposed of during the year ended September 30, 2025. Net loss per share from discontinued operations is presented separately in accordance with ASC 205-20 and ASC 260. Basic and diluted net loss per share from discontinued operations are calculated using the same weighted average number of shares as used for continuing operations.

The following table sets forth basic and diluted net loss per share attributable to common stockholders for the year ended September 30, 2025 (in thousands, except per share amounts):

	Net loss	Weighted average shares	Loss per share
Continuing operations, basic and diluted	$(8,639)	21,107,043	$(0.41)
Discontinued operations, basic and diluted	$(36,367)	21,107,043	$(1.72)
Net loss	$(45,006)	21,107,043	$(2.13)

Note 19 – Discontinued operations

On August 11, 2025, the Company’s wholly-owned subsidiary, SRx Health Solutions Inc. (“Health Solutions” or the “Discontinued Operations”), filed for protection under the Companies’ Creditors Arrangement Act (“CCAA”). As a result, the Health Solutions segment has been classified as discontinued operations for all periods presented. The financial statements for the years ended September 30, 2025 and 2024 reflect only continuing operations, and results of the discontinued Health Solutions segment are presented separately in this footnote.

Results of Operations of Discontinued Operations

The results of operations for the Health Solutions segment included in discontinued operations are as follows (in thousands):

	Year ended September 30,
	2025	2024
Net sales	$39,364	$145,242
Cost of sales	30,462	120,908
Income tax expense (benefit)	357	(900)
Net loss from discontinued operations	(36,367)	(43,054)

Cash Flows of Discontinued Operations

The cash flows attributable to the Health Solutions segment are summarized as follows (in thousands):

	Year Ended September 30,
	2025	2024
Cash flows (used in) provided by:
Operating activities	$(2,791)	$(1,724)
Investing activities	4,915	(1,113)
Financing activities	(10,647)	863
Net decrease in cash and cash equivalents	$(8,523)	$(1,974)

Notes and Additional Information

All prior period results for Health Solutions, including the year ended September 30, 2024, are presented within discontinued operations.

All historical acquisitions associated with the Health Solutions segment relate solely to the discontinued business and were fully deconsolidated in connection with the CCAA process; accordingly, no ASC 805 business combination disclosures are included within the Company’s continuing operations.

The financial impact of Health Solutions’ filing under CCAA is reflected in the measurement of net assets and any associated impairment or restructuring charges, if applicable. Refer to Note 10 – Commitments and contingencies for additional details related to obligations of the discontinued operations.

The Company was subject to certain financial covenants under its senior secured term facilities with Canadian Western Bank (“CWB”) related to SRx Canada. As of the date of CCAA filing and subsequent disposal of the business, the Company was not in compliance with these covenants. The debt associated with these facilities has been deconsolidated from the Company’s financial statements. The underlying obligations, however, will not be legally settled or extinguished until completion of the CCAA process.

Subsequent to September 30, 2025, the Company entered into a Settlement, Share Forfeiture and Mutual Release Agreement with certain former founders and officers of SRx Canada, resulting in the forfeiture and cancellation of 18,839,332 shares of SRx Canada stock, of which 376,121 were common shares of the Company. The remaining shares were exchangeable into Company common stock on a one-for-one basis. This transaction has been reflected in the post-closing adjustments to the discontinued operations results.

Note 20 – Subsequent events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Other than the following, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Election and Departure of Directors

On October 1, 2025, the Board of Directors appointed Joshua A. Epstein, as a director of the Company, effective immediately, to serve in such capacity until a successor has been elected and qualified, or until his resignation or removal.

On October 31, 2025, the Company accepted the voluntary resignation of directors Lionel F. Conacher and David Allen White. Following these resignations, Michael Young, Simon Conway, and Joshua A. Epstein serve on each of the Audit, Compensation, and Nominating & Governance Committees, with each serving as chairman of one committee.

On November 10, 2025, the Board of Directors appointed Sammy Dorf, Esq. as a director of the Company, effective immediately, to serve in such capacity until a successor has been elected and qualified, or until his resignation or removal.

Submission of Matters to a Vote of Security Holders

On October 8, 2025, stockholders holding a majority of the voting power of the Company entitled to vote as of the record date of October 7, 2025 approved a number of corporate matters. These actions included authorizing certain issuances of common stock and convertible securities, approving a future private equity offering of securities, amending the Certificate of Incorporation to increase authorized shares, amending the Bylaws to reduce quorum requirements, and authorizing an additional reverse stock split of the common stock at a ratio to be determined by the Board. Refer to the definitive information statement filed via form DEF 14C with the SEC on October 20, 2025.

Series A PIPE

On October 27, 2025, the Company entered into a Securities Purchase Agreement with certain accredited investors named therein. Pursuant to the Securities Purchase Agreement, up to 38,070 shares of the Company’s Series A convertible preferred stock, par value $0.001 per share, and accompanying warrants to purchase shares of the Company’s common stock, par value $0.001 per share, may be purchased for an aggregate purchase price of up to $30.46 million in one or more closings.

On October 31, 2025, pursuant to the Securities Purchase Agreement, the Company issued and sold, and certain investors purchased, in a private placement (the “Private Placement”): 19,035 shares of the Series A Preferred Stock and 54,527,811 Warrants to purchase shares of Common Stock for aggregate proceeds of approximately $15.23 million, with cash proceeds of $8.66 million, net of cancellation of such investor’s July Note and July Warrant (in each case as defined in the Securities Purchase Agreement) in lieu of cash. Each additional closing of the Private Placement is at the option of the investors upon notice to the Company and subject to satisfaction of customary closing conditions.

As a result of the cancellation of the investors’ July Note and Warrants that comprised the purchase price of the Series A Private Placement, the Company no longer had any outstanding obligations under its convertible notes instruments issued in July 2025 as of the date the financial statements were issued. These events did not require adjustment to the September 30, 2025 consolidated financial statements but are disclosed to provide information regarding significant post–balance sheet financing activities.

In conjunction with the Securities Purchase Agreement, on October 31, 2025 the Company entered a registration rights agreement with the investors, pursuant to which the Company will be required to file a registration statement with the SEC, to register for resale the Common Stock issuable upon (x) the conversion of the Series A Preferred Stock and (y) the exercise of the Warrants. The preliminary registration statement was filed via form S-1 on November 7, 2025.

ELOC Amendment

On October 28, 2025, the Company amended the common stock purchase agreement it entered into on July 7, 2025 (“ELOC”) with an accredited investor, to increase the total committed capital from $50.0 million to $1.0 billion. In connection with such amendment, the Company issued to the investor a convertible promissory note in the aggregate principal amount of $20.0 million.

No amounts were drawn under the amended ELOC as of the date the financial statements were issued. The amendment does not affect the balances recorded as of September 30, 2025, but is disclosed to provide information regarding post–balance sheet financing arrangements.

Amendment to Articles of Incorporation

On November 19, 2025, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware which increased the number of shares of Common Stock that the Company is authorized to issue from 200,000,000 shares to 5,000,000,000 shares.

Issuance of Incentive Awards

On December 3, 2025, the Company recognized approximately $0.8 million of share-based compensation expense in connection with granting 1.935 million shares of fully vested restricted stock to directors, officers and certain employees for their services related to recent financing transactions, as recommended by the Compensation Committee and approved by the Board on October 31, 2025.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by Item 304 of Regulation S-K regarding the change in our independent registered public accounting firm is incorporated herein by reference to our Current Report on Form 8-K filed on September 19, 2025.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of the year ended September 30, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective. Notwithstanding this conclusion, we have determined that the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of September 30, 2025, the Company’s internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, those controls.

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm, as non-accelerated filers are exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

ITEM 9B.	OTHER INFORMATION

10b5-1 Plans

During the year ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K. As of September 30, 2025, the Company did not have a “Rule 10b5-1 trading arrangement” in effect with respect to its securities.

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale, and other disposition of its securities, which has been included as an exhibit to this report and has been posted to the governance documents section of the Company’s corporate website (www.srxhealth.com).

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

Name	Age	Position	Director Since
Kent Cunningham	55	Chief Executive Officer	n/a
Carolina Martinez	36	Chief Financial Officer, Secretary and Treasurer	n/a
Michael Young	48	Director	2019
Simon Conway	57	Director	2025
Joshua A. Epstein	46	Director	2025
Sammy Dorf	40	Director	2025

(1) On October 31, 2025, each of Lionel F. Conacher and David A. White voluntarily resigned from the Company’s Board of Directors.

Kent Cunningham. Mr. Cunningham was appointed as Chief Executive Officer of the Company effective July 8, 2025. He previously served as the Chief Executive Officer of Better Choice since May 22, 2023. Prior to joining the Company, Mr. Cunningham was a Principal with Catapult Consulting where he provided management and M&A advisory consulting services from February 2022 to May 2023. Prior to consulting, Mr. Cunningham served as the Chief Executive Officer of 1440 Foods, a sports and active nutrition company, between August 2021 and January 2022. Prior to 1440 Foods, he was a General Manager at The Bountiful Company, an American dietary supplements company, from May 2019 to August 2021. Prior to The Bountiful Company, Mr. Cunningham was Chief Marketing Officer for Whole Earth Brands, a global food company providing plant-based sweeteners and flavor enhancers, between April 2018 and May 2019. From 2013 to April 2018, Mr. Cunningham held various marketing positions at Glanbia Performance Nutrition, a global nutrition company. From 2006 to 2013, Mr. Cunningham held various Marketing positions at MARS Petcare, owner of several health and nutrition pet food brands. Mr. Cunningham is a passionate brand builder and business leader with over 25 years of CPG and Health & Wellness marketing and sales experience across a range of corporate environments and categories including accelerating growth within multinationals, brand turnarounds and high value exits in the private equity business for the likes of KKR & Co. Inc. Mr. Cunningham holds an MBA in Marketing from Vanderbilt University and a BA in Communications from the University of Michigan. Mr. Cunningham was appointed as a member of the Board, effective April 1, 2024.

Carolina (“Nina”) Martinez. Mrs. Martinez was appointed as Chief Financial Officer, effective April 24, 2025. She had previously served as the Chief Financial Officer of Better Choice since August 2, 2023. Mrs. Martinez was previously appointed and served as the Interim Chief Financial Officer, Secretary and Treasurer of the Company effective as of April 3, 2023, and will continue to serve as the Secretary and Treasurer of the Company. Prior to joining the Company, Mrs. Martinez was a Director of CFO Partnership Solutions at ONE10 Advisors, LLC, (“ONE10 Advisors”) a strategic finance and accounting advisory firm in Tampa, FL. Prior to joining ONE10 Advisors in January 2022, Mrs. Martinez spent nine years at PricewaterhouseCoopers, LLP where she served as a Manager in the National Quality Organization office from March through December 2021, and in various assurance roles from January 2013 through March 2021 where she primarily served publicly traded companies. Mrs. Martinez is a Certified Public Accountant in the State of Florida and holds a Master of Science in Accounting from The University of Tampa and a Bachelor of Science in Business Administration, Accounting from the University of Central Florida.

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

Simon Conway. Mr. Conway was qualified as a Chartered Accountant in 1993. After leaving Stoy Hayward created an independent real estate business. In 1999 Simon created with Anthony Lyons St. James Capital which focused on UK real estate. Between 1999 and 2004 St. James Capital created a mixed use portfolio that specialised in hospitality and retail investments with a combined value of £245 million. In 2004 he acquired with Lyons London’s leading exhibition centre, Earls Court & Olympia (EC&O) for £225 million. EC&O featured over 1 mil square feet of real estate, visitor numbers of over 4 million per annum and 375 staff. At EC&O Simon served as Chief Operating Officer, before selling the business to Liberty International plc in 2007 for £380 million. In 2007 Simon co-founded with Lyons, Matterhorn Capital, which has been actively involved with real estate in the UK, France and the USA. Since 2012, Simon has served as Chief Operating Officer to Future Energy Solutions and its global operations. In addition to the roles at Matterhorn and Future Energy Solutions acts as advisor and a NED to start up business using experience gained in finance, real estate, management process and accounting.

Joshua A. Epstein. Joshua A. Epstein joined the Board on October 1, 2025. Mr. Epstein has over 20 years of operational, advisory and investing experience in the energy, technology, healthcare, medical cannabis, blockchain, and gaming sectors, including as an executive, investor, and attorney. Since December of 2024, Mr. Epstein has been the head of Corporate Development and on the Board of Managers for for Lisbon Valley Mining Co., overseeing all capital markets, M&A, partnership, and other transactional activities for the producing copper mine in Southeast Utah. Formerly, from March 2021 to November 2024, Mr. Epstein was a consultant to JJR Private Capital, a Florida and Toronto-based private equity firm founded in 2003. Previously, Mr. Epstein served as the CEO and Director of Socati Corp., a vertically integrated manufacturer of ingredients and consumer products for global cannabinoid and wellness markets. Prior to Socati, Mr. Epstein served as President and COO of Nuuvera Inc., an international wellness and medical cannabis company founded in 2016 that later listed on the Toronto Stock Exchange–V and sold to Tilray Inc. (NASDAQ: TLRY) (formerly Aphria Inc.) in 2018. Mr. Epstein was previously a Partner with FastForward Innovations Ltd., an early-stage venture capital firm where he oversaw investments and divestitures of the firm’s portfolio companies in the United States, Canada, the United Kingdom, Germany, Israel and China. Mr. Epstein began his career as an attorney with the international law firm Baker Botts, LLP, where his practice focused on mergers and acquisitions, venture capital and securities offerings. Mr. Epstein holds a B.A (English, Honors Program) and B.B.A. (Finance) from the University of Texas, a JD from the University of Texas School of Law, where he graduated with Honors and as a member of the Texas Law Review, and an MBA from the Acton School of Business in Austin, Texas, where he was Valedictorian of his class.

Sammy Dorf. Mr. Dorf joined the Board on November 10, 2025. Mr. Dorf currently serves as the Executive Chairman of Flora Growth Corp. (NASDAQ: FLGC). Prior to joining Flora, Sammy was the Co-Founder and Chief Growth Officer of Verano Holdings, one of the most successful multi-state cannabis companies in the United States, from 2015 to 2021. At Verano, Mr. Dorf was instrumental in the company’s evolution from a start-up into a national powerhouse known for its premium products, operational sophistication, and award-winning brands.. To date, Mr. Dorf has successfully raised over $300 million in capital and secured 25+ licenses across 14 states. Beyond the cannabis sector, Sammy has also demonstrated deep expertise in cryptocurrency investments, treasury management, and alternative asset strategy, helping companies optimize liquidity, hedge exposure, and build resilient portfolios in emerging financial ecosystems.

Board of Directors

The number of members of our Board of Directors will be determined from time to time by resolution of the Board of Directors. Currently, our Board of Directors consists of four persons. Our Directors hold office until the earlier of their death, resignation, retirement, disqualification or removal or until their successors have been duly elected and qualified.

Committees of the Board

We have an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. Each such committee of the Board of Directors has or will have the composition and responsibilities described below. Each committee is governed by a written charter. In 2025, each director attended all of the meetings of the Board and the committees on which such director serves. Each committee charter is posted on our website at https://srxhealth.com/governance/. From time to time, our Board may also establish other, special committees when necessary to address specific issues.

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

The members of our Audit Committee are Messrs. Young, Conway and Epstein. Mr. Conway has been appointed as chairperson of this committee on October 31, 2025. Our Board has determined that each of Messrs. Young, Conway and Epstein is independent under the applicable independence standards of Rule 10A-3 under the Exchange Act applicable to audit committee members. In addition, our Board has determined that Messrs. Young, Conway and Epstein each qualifies as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K. Our Audit Committee met three times during 2025.

Compensation Committee

Our Compensation Committee’s responsibilities include, among other matters: reviewing and approving, or recommending for approval by the board of directors, the compensation of our Chief Executive Officer and our other executive officers; overseeing and administering our cash and equity incentive plans; reviewing and making recommendations to our board of directors with respect to director compensation; reviewing and discussing annually with management our “Compensation Discussion and Analysis,” to the extent required; reviewing and discussing the voting recommendations of our stockholders on matters involving executive compensation, to the extent required; and preparing the annual compensation committee report required by SEC rules, to the extent required. No compensation consultant was engaged to provide advice or recommendations on our executive or director compensation for 2025.

The members of our Compensation Committee are Messrs. Young, Conway and Epstein, and Mr. Young serves as chairman of this committee. Our Compensation Committee did not meet during 2025.

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

The members of our Nominating and Corporate Governance Committee are Messrs. Young, Conway and Epstein. Mr. Epstein was appointed as chairperson of this committee. Our Nominating and Corporate Governance Committee did not meet during 2025.

Director Compensation Table

The table below sets forth compensation information for the fiscal year ended September 30, 2025 for our non-employee directors:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Total Compensation
Michael Young	$316,667	$880,720	$—	$—	$1,197,387
Lionel Conacher	$241,667	$825,507	$—	$—	$1,067,174
David White	$41,667	$162,268	$—	$—	$203,935
Simon Conway	$41,667	$162,268	$—	$—	$203,935

(1) On October 31, 2025, each of Lionel F. Conacher and David A. White voluntarily resigned from the Company’s Board of Directors.

The table below shows the aggregate number of option awards (exercisable and unexercisable) held as of September 30, 2025 by each non-employee director who was serving as of September 30, 2025:

Name	Options Outstanding at Fiscal Year End
Michael Young	8,155
Lionel Conacher	5,815
Simon Conway	—
David White	—

Code of Ethics and Code of Conduct

Our Board of Directors has adopted a Code of Ethics and Business Conduct that is applicable to all of our employees, executive officers, and directors of the Company (the “Code of Conduct”). The Code of Conduct is available on our website at https://srxhealth.com/governance/. The Nominating and Governance Committee of our Board of Directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers, and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.

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

Communications with Directors

Interested parties may communicate with our Board or with an individual director by writing to our Board or to the particular director and mailing the correspondence to: 801 US Highway 1, North Palm Beach, Florida 33408, Attention: Corporate Secretary. The Corporate Secretary will promptly relay to the addressee all communications that require prompt attention and will regularly provide our Board with a summary of all substantive communications.

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

Attendance at Annual Meeting

Directors are expected to attend our annual meetings of stockholders. Our last annual meeting of shareholders was held on December 18, 2024 and the next annual meeting has not yet taken place.

ITEM 11.	EXECUTIVE COMPENSATION

The following is a discussion and analysis of the compensation arrangements for our named executive officers, or NEOs. We are currently considered a “smaller reporting company” for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are providing a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table as well as narrative disclosures regarding our executive compensation program. Our NEOs for 2025 consist of the following individuals:

●	Kent Cunningham, Chief Executive Officer appointed July 8, 2025. He previously served as Chief Executive Officer of Better Choice Company, Inc. since May 2023.
●	Carolina Martinez, Chief Financial Officer appointed April 24, 2025. She previously served as Chief Financial Officer of Better Choice Company, Inc. since April 2023.

Executive Compensation Components

Base Salaries

The NEOs receive a base salary to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Our Compensation Committee adjusts NEO base salaries based on the committee’s review of available market information. Our board of directors established an annual base salary for each of our NEOs as follows:

	Annual Base Salary
Name	2023	2024	2025
Kent Cunningham(1)	350,000	360,000	444,000
Carolina Martinez(2)	240,000	254,400	325,000
Lionel F. Conacher(3)	160,000	n/a	n/a

(1) Mr. Cunningham was appointed as Chief Executive Officer of the Company effective July 8, 2025. He was previously serving as Chief Executive Officer of Better Choice, a position which he held beginning May 22, 2023.

(2) Mrs. Martinez was appointed as Chief Financial Officer of the Company effective April 24, 2025. She was previously serving as the Chief Financial Officer of Better Choice, a position which she held beginning August 2, 2023. Mrs. Martinez was previously appointed and served as the Interim Chief Financial Officer of Better Choice effective as of April 3, 2023.

(3) Includes Mr. Conacher’s compensation in his role as Interim Chief Executive Officer in 2023.

Annual Incentive

The purpose of our annual incentive bonus program is to incent all individuals in the organization to meet or exceed both our annual budget goals as well as individual responsibilities. Our annual incentive program requires minimum performance thresholds for any payout to occur for specific performance measures and objectives. We believe the annual incentive effectively motivates our NEOs to drive operational performance without encouraging unreasonable risk. The Committee believes the achievement of year-over-year gross revenue, gross margin and Adjusted EBITDA growth goals will result in sustainable long-term stockholder value creation. Our 2025 annual incentive potential was based on achievement levels of these financial metrics, measured against our annual plan as approved by our Board. Overall, the NEOs’ annual incentive bonus was weighted as follows: 50% Adjusted EBITDA, and 50% individual performance and achievement of goals. The CEO was eligible for a payout of 50% of base salary while the other NEOs were eligible for a payout of 45% of base salary based on these metrics. In 2025, the NEOs were eligible for an up to 100% payout of their respective bonus targets.

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

Summary Compensation Table

The table below sets forth the compensation earned by our NEOs for the years ended September 30, 2025, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation (2) ($)	Total ($)
Kent Cunningham (3)	2025	444,000	40,000	242,477	—	—	7,305	733,782
Chief Executive Officer	2024	360,000	270,000	—	40,000	—	11,262	681,262
	2023	350,000	53,459	362,727	—	—	8,785	774,971
Lionel F. Conacher (4)	2025	—	—	241,667	—	—	—	241,667
Interim Chief Executive Officer	2024	—	—	81,481	26,000	—	60,000	167,481
	2023	160,000	—	13,334	—	—	—	173,334
Carolina Martinez (5)	2025	325,000	197,500	242,477	—	—	6,629	771,606
Chief Financial Officer	2024	254,400	171,720	47,500	31,000	—	6,375	510,995
	2023	240,000	19,200	—	70,000	—	1,106	330,306

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

(3) Mr. Cunningham was appointed as Chief Executive Officer of the Company effective July 8, 2025. He was previously serving as Chief Executive Officer of Better Choice, a position which he held beginning May 22, 2023.

(4) Mr. Conacher was employed with us as interim Chief Financial Officer from September 14, 2022 until May 22, 2023. Compensation in 2024 was related solely to fees in his capacity as a director.

(5) Mrs. Martinez was appointed as Chief Financial Officer of the Company effective April 24, 2025. She was previously serving as the Chief Financial Officer of Better Choice, a position which she held beginning August 2, 2023. Mrs. Martinez was previously appointed and served as the Interim Chief Financial Officer of Better Choice effective as of April 3, 2023.

Outstanding Equity Awards at Fiscal Year-End

The table below sets forth the outstanding stock option awards held by the NEOs as of September 30, 2025.

	Option Awards
Name	Option Award Grant		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Kent Cunningham	6/26/2024	(1)	—	8,000	$5.00	6/26/2034
Carolina Martinez	6/26/2024	(1)	—	6,200	$5.00	6/26/2034
	8/7/2023	(2)	1,515	3,030	$15.40	8/7/2033

(1) Options vest as follows: 100% on first anniversary of the grant date

(2) Options vest as follows: 1/3 on each annual anniversary of the grant date

Employment Agreements and Potential Payments Upon Termination

On July 14, 2025, the Company entered into an executive employment agreement with Kent Cunningham, the Company’s Chief Executive Officer, effective July 8, 2025 (the “KC Executive Employment Agreement”). The term of the Executive Employment Agreement is indefinite. Pursuant to the Executive Employment Agreement, Mr. Cunningham will receive a base salary of $444,000 per year, less applicable withholdings, and he will be eligible to earn an annual performance bonus (the “Performance Bonus”) of 70% of his base salary, upon achievement of performance objectives to be determined by the Board in its sole discretion, provided that 50% of such bonus for the fiscal year ending December 31, 2025 shall be payable upon the achievement of identified performance objectives as set forth in the Executive Employment Agreement. Mr. Cunningham must be employed on the applicable bonus payment date to receive any such bonus. Mr. Cunningham is also eligible to participate in the employee benefit plans sponsored by the Company of general applicability to other employees. Mr. Cunningham will receive, subject to the Company achieving net profitability for three (3) consecutive fiscal quarters, a one-time equity award of Common Stock with an aggregate value of $3,000,000.

The KC Executive Employment Agreement also provides benefits in connection with a termination of Mr. Cunningham’s employment under specified circumstances. Under the terms of the Executive Employment Agreement, if Mr. Cunningham’s employment is terminated by the Company other than for “Cause” (as defined in the KC Executive Employment Agreement), or Mr. Cunningham terminates his employment for “Good Reason” (as defined in the KC Executive Employment Agreement), Mr. Cunningham will be entitled to receive, subject to his timely execution and non-revocation of a separation agreement and release of claims in a form agreed to by Mr. Cunningham and the Company (the “Release”) and his material compliance with all post-termination obligations in the Executive Employment Agreement and all material terms of the Release, a severance payment equal to his then-current base salary, as then in effect, less applicable withholdings, for a period of twelve (12) months, payable in accordance with the normal payroll policies of the Company.

In the event Mr. Cunningham’s employment is terminated for Good Reason Upon Change in Control (as defined in the KC Executive Employment Agreement) at any time, Mr. Cunningham will be entitled to receive, subject to his timely execution and non-revocation of the Release, (i) severance pay in an amount equal to (to his then-current base salary, as then in effect, less applicable withholdings, for a period of twenty-four (24) months, payable in accordance with the normal payroll policies of the Company; and (ii) forty percent (40%) of Mr. Cunningham’s pro-rata Performance Bonus for the then operative Performance Bonus cycle.

On July 14, 2025, the Company entered into Amendment No. 1 (the “Amendment”) to its Executive Employment Agreement with Carolina Martinez, the Company’s Chief Financial Officer, dated August 2, 2023 (the “Original Agreement”). The Amendment modified the Original Agreement to increase Ms. Martinez’s annual base salary to $325,000, less applicable withholdings, retroactive to June 19, 2025, and to provide a one-time bonus of $150,000, less applicable withholdings, payable within three (3) business days of the effectiveness of the Amendment. Notwithstanding the foregoing, if Ms. Martinez’s employment with the Company is terminated by the Company for Cause (as defined in her Executive Employment Agreement) or Ms. Martinez resigns from her employment with the Company without Good Reason (as defined in her Executive Employment Agreement), in either case within 90 days following the effectiveness of the Amendment, Ms. Martinez shall be required to remit back to the Company the full amount of such one-time bonus within three (3) business days following such termination of employment with the Company. Except as expressly modified by the Amendment, the remaining provisions of the Original Agreement remain in full force and effect. Mrs. Martinez’s annual discretionary performance bonus remains at a target of 40% of base salary, payable 50% in cash and 50% in shares of common stock of the Company. Pursuant to the Martinez Employment Agreement, Mrs. Martinez will be entitled to six weeks’ paid vacation and will be eligible to participate in certain employee benefit plans offered by the Company.

Pursuant to the Martinez Employment Agreement Mrs. Martinez is employed on an at-will basis. In the event the executive’s employment is terminated for any reason, the Company shall pay the executive any amounts due to such executive under the Company’s benefit plans and any unreimbursed expenses properly incurred prior to the date of termination (the “Accrued Obligations”). In the event the executive’s employment is terminated for by the Company without Cause (as defined in the Employment Agreements) or by the executive for Good Reason or for Good Reason Upon Change in Control (as such terms are defined in the NEO Employment Agreements), in addition to the Accrued Obligations, the executive shall also receive, subject to the execution of a release of claims in the form delivered by the Company, severance pay in an amount equal to the executive’s base salary then in effect for six (6) months, less applicable payroll deductions and tax withholdings, payable in accordance with normal payroll policies of the Company over a six (6) month period, with the first such payment being paid to the executive on the Company’s first regular pay date on or after the sixtieth (60th) day following the executive’s employment termination date.

The Employment Agreements of the named executive officers also contain standard confidentiality, intellectual property assignment, non-competition and non-solicitation covenants.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our capital stock by (i) each of our current directors, (ii) each of our named executive officers (iii) all our current directors and executive officers as a group, and (iv) each person or group known by us to own more than 5% of our common stock. The percentages reflect beneficial ownership, as determined in accordance with the SEC’s rules, as of December 4, 2025, and are based on 87,208,676 fully diluted shares of common stock outstanding, including 26,935,215 shares of common stock, 491,628 exchangeable shares of common stock, and 59,781,833 shares reserved issuance pursuant to warrants. Except as noted below, the address for all beneficial owners in the table below is 801 US Highway 1, North Palm Beach, Florida 33408:

	Shares Beneficially Owned
Name of Beneficial Owner	Number(1)%
Named Executive Officers and Directors:
Michael Young(1)	7,792,642	8.9%
Kent Cunningham	618,596	*
Carolina Martinez	565,436	*
Simon Conway	834,792	*
All executive officers and directors as a group (4 persons)	9,811,466	11.3%
*indicates < 1.0% ownership

5% Shareholders(2)

(1) Includes approximately 2.8 million shares directly owned by Michael Young, 2,557 shares held indirectly through Cottingham Capital, LLC, and approximately 4.95 million shares issued to Halo Spin-out SPV, Inc. in which Michael Young has the power to vote and/or direct the voting of such group.

(2) As of September 30, 2025, no shareholders owned more than 5% of our common stock.

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

The following table shows the fees paid or accrued for the audit and other services provided by Davidson and Company, LLP, our independent auditors for the fiscal year ended September 30, 2025:

	Year ended September 30,
	2025	2024
Audit fees	457	—
Total	457	—

(1) Audit fees consist of fees billed for services rendered for the audit of our financial statements included in our annual reports on Form 10-K and review of our financial statements included in our quarterly reports on Form 10–Q, and other fees, including fees related to our registration statements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements - See Index to Consolidated Financial Statements appearing on page 50.
(2)	Financial Statement Schedules - None.
(3)	Exhibits - The exhibits listed on the accompanying index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
2.1	Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc. and Bona Vida, Inc.	8-K	333-161943	2.1	05/10/2019
2.2	First Amendment to Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc., and Bona Vida, Inc., dated May 3, 2019	8-K	333-161943	2.2	05/10/2019
2.3	Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC	8-K	333-161943	2.3	05/10/2019
2.4	First Amendment to Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC, dated May 6, 2019	8-K	333-161943	2.4	05/10/2019
2.5	Amended and Restated Stock Purchase Agreement, dated December 18, 2019, by and among the Company, Halo, Purely For Pets, Inc., Thriving Paws, LLC and HH-Halo LP	8-K	333-161943	2.1	12/26/2019
2.6	Agreement and Plan of Merger, dated July 28, 2022, by and among TruPet LLC and Halo, Purely for Pets, Inc.	10-Q	001-40477	2.6	08/11/2022
3.1	Certificate of Incorporation, dated January 1, 2019	10-Q	333-161943	3.1	04/15/2019
3.2	Certificate of Amendment to Certificate of Incorporation, dated February 1, 2019	10-Q	333-161943	3.2	04/15/2019
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 13, 2019	8-K	333-161943	3.1	03/20/2019
3.4	Certificate of Amendment to Certificate of Incorporation, dated April 18, 2019	10-KT	333-161943	3.5	07/25/2019
3.5	Certificate of Amendment to Certificate of Incorporation, dated July 30, 2020	8-K	333-161943	99.1	07/30/2020
3.6	Certificate of Merger of Sport Endurance, Inc. with and into the Company	10-Q	333-161943	3.4	04/15/2019
3.7	Certificate of Amendment to Certificate of Incorporation, dated April 24, 2025	8-K	001-40477	3.6	04/30/2025
3.8	Certificate of Designation for Series A Special Voting Preferred Stock, filed April 24, 2025	8-K	001-40477	3.8	04/30/2025
3.9	Certificate of Designations of Rights and Preferences and Limitations of the Series A Convertible Preferred Stock, filed October 27, 2025.	8-K	001-40477	3.1	10/31/2025
3.10*	Certificate of Amendment to Certificate of Incorporation, dated November 11, 2025
3.11	Bylaws	10-Q	333-161943	3.5	04/15/2019
4.7†	Better Choice Company Inc. Amended and Restated 2019 Incentive Award Plan	10-K	333-161943	10.19	05/04/2020
4.8†	Form of 2019 Incentive Award Plan Stock Option Agreement	S-1	333-234349	10.7	10/28/2019
10.1†	Form of Indemnification Agreement by and among the Company and its officers and directors	S-1	333-234349	10.8	10/28/2019
10.2	Arrangement Agreement, dated September 3, 2024, between Better Choice Company Inc., and SRx Health Solutions, Inc., as amended December 6, 2024, January 24, 2025 and February 25, 2025	8-K	001-40477	10.1	09/09/2024

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
10.3	Common Share Purchase Agreement by and between the Company and the buyers named therein, dated July 7, 2025	8-K	001-40477	10.1	07/15/2025
10.4	Registration Rights Agreement by and between the Company and the buyers named therein, dated July 7, 2025	8-K	001-40477	10.2	07/15/2025
10.5	Securities Purchase Agreement, dated as of July 8, 2025, by and among the Company and the investors named therein	8-K	001-40477	10.3	07/15/2025
10.6	Security Agreement, dated as of July 8, 2025, by and between the Company, the Lead Investor and the other parties thereto	8-K	001-40477	10.6	07/15/2025
10.7	Registration Rights Agreement (Convertible Note Financing), dated as of July 8, 2025, by and between the Company and the investors named therein	8-K	001-40477	10.7	07/15/2025
10.8	Kent Cunningham Executive Employment Agreement, dated July 14, 2025	8-K	001-40477	10.1	07/16/2025
10.9	Carolina Martinez Amendment to Executive Employment Agreement, dated July 14, 2025	8-K	001-40477	10.2	07/16/2025
10.10	Settlement, Share Forfeiture and Mutual Release Agreement, dated August 14, 2025	8-K	001-40477	10.1	08/14/2025
10.11	Securities Purchase Agreement dated October 27, 2025 by and among the Company and the investors named therein.	8-K	001-40477	10.1	10/31/2025
10.12	Registration Rights Agreement dated October 31, 2025 by and between the Company and the lead investor named therein.	8-K	001-40477	10.2	10/31/2025
10.13	Amendment dated October 28, 2025 to Common Stock Purchase Agreement dated July 7, 2025 by and between the Company and the investor named therein.	8-K	001-40477	10.3	10/31/2025
19*	Insider Trading Policy
21.1	Subsidiaries of the Company	10-K	001-40477	21.1	03/28/2023
23.1 *	Consent of MNP LLP
24.1 *	Power of Attorney (included on the signature page to this report)
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text and including detailed tags.
104 *	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (included as Exhibit 101).

†	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed or furnished herewith.
#	Certain schedules and similar attachments to this agreement have been omitted in accordance with Item 601(b)(5) of Regulation S-K. The Company will furnish copies of any schedules or similar attachments to the SEC upon request.
***	Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(b)(10). Such excluded information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTER CHOICE COMPANY INC.

Date: December 5, 2025	By:	/S/ KENT CUNNINGHAM
Kent Cunningham
Chief Executive Officer (Principal Executive Officer)

Date: December 5, 2025	By:	/S/ CAROLINA MARTINEZ
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

Signature	Title	Date
/S/ KENT CUNNINGHAM	Chief Executive Officer	December 5, 2025
Kent Cunningham	(Principal Executive Officer)

/S/ CAROLINA MARTINEZ	Chief Financial Officer	December 5, 2025
Carolina Martinez	(Principal Financial and Accounting Officer)

/S/ JOSHUA EPSTEIN	Director	December 5, 2025
Joshua Epstein

/s/ SIMON CONWAY	Director	December 5, 2025
Simon Conway

/s/ SAMMY DORF	Director	December 5, 2025
Sammy Dorf

/s/ MICHAEL YOUNG	Director	December 5, 2025
Michael Young

