Form 10-Q
period 2025-12-31
SRx Health Solutions, Inc.
filed 2026-02-13
CIK 1471727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40477

SRx Health Solutions Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-4284557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 US Highway 1
North Palm Beach, Florida 33408	(212) 896-1254
(Address of Principal Executive Offices) (Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, $0.001 par value share	SRXH	NYSE American

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

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 298,207,684 shares of $0.001 par value common stock outstanding as of February 11, 2026.

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

SRx Health Solutions Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands, except share and per share amounts)

	Three Months Ended December 31,
	2025	2024
Net sales	$2,807	$—
Cost of goods sold	1,753	—
Gross profit	1,054	—
Operating expenses:
Selling, general and administrative	4,844	—
Total operating expenses	4,844	—
Loss from continuing operations	(3,790)	—
Other expense:
Interest expense, net	1,288	—
Loss on extinguishment of debt	3,064	—
Change in fair value of digital assets	464	—
Other expense	4	—
Total other expense, net	4,820	—
Net loss before income taxes	(8,610)	—
Income tax expense	4	—
Net loss from continuing operations	(8,614)	—
Loss from discontinued operations	—	(3,983)
Net loss	$(8,614)	$(3,983)
Weighted average number of shares outstanding, basic	33,737,015	23,582,701
Weighted average number of shares outstanding, diluted	33,737,015	23,582,701
Loss per share, basic	$(0.26)	$(0.17)
Loss per share, diluted	$(0.26)	$(0.17)

See accompanying notes to the unaudited condensed consolidated financial statements.

SRx Health Solutions Inc.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	December 31, 2025	September 30, 2025
Assets
Current Assets
Cash and cash equivalents	$13,060	$1,309
Accounts receivable, net	3,056	3,945
Inventories, net	1,318	2,078
Prepaid expenses and other current assets	1,403	794
Total Current Assets	18,837	8,126
Non-current Assets
Fixed assets, net	73	88
Right-of-use assets, operating leases	—	20
Digital assets	7,996	—
Other assets	147	168
Total Assets	$27,053	$8,402
Liabilities & Stockholders’ Equity
Current Liabilities
Accounts payable	$1,247	$2,147
Accrued liabilities	1,254	1,375
Operating lease liability, short-term	—	21
Convertible debt, short-term	21,028	—
Total Current Liabilities	23,529	3,543
Non-current Liabilities
Convertible debt, long-term	—	4,452
Total Non-current Liabilities	—	4,452
Total Liabilities	23,529	7,995
Stockholders’ Equity
Common Stock, $0.001 par value, 5,000,000,000 shares authorized, 98,759,805 & 24,915,740 shares issued and outstanding as of December 31, 2025, and September 30, 2025, respectively	102	31
Preferred Stock, $0.001 par value, 4,000,000 shares authorized, 19,035 & zero shares issued and outstanding as of December 31, 2025 and September 30, 2025, respectively	—	—
Additional paid-in capital, common	21,001	23,304
Additional paid-in capital, preferred	13,963	—
Accumulated deficit	(31,542)	(22,928)
Total Stockholders’ Equity	3,524	407
Total Liabilities and Stockholders’ Equity	$27,053	$8,402

See accompanying notes to the unaudited condensed consolidated financial statements.

SRx Health Solutions Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except shares)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Income	Capital	Deficit	Equity
Balance as of September 30, 2024	22,495,955	$22	$2,399	$12,491	$(70,031)	$(55,119)
Share-based compensation	—	—	—	424	—	$424
Settlement of RSUs	896,484	—	—	(1,924)	—	$(1,924)
Conversion of convertible debt	361,513	—	—	(3,471)	—	$(3,471)
Share issuance	224,056	—	—	—	—	$—
Warrant exercises	77,538	—	—	401	—	$401
Share redemption	(40,324)	—	—	—	—	$—
Equity issued in business combinations	32,962	—	—	—	—	$—
Net loss	—	—	—	—	(3,983)	$(3,983)
Foreign exchange translation adjustment	—	—	—	—	—	$—
Balance as of December 31, 2024	24,048,184	22	2,399	7,921	(74,014)	(63,672)

	Common Stock		Preferred Stock		Additional Paid-In	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital - Common	Capital - Preferred	Deficit	Equity
Balance as of September 30, 2025	24,915,740	$31	—	$—	$23,304	$—	$(22,928)	$407
Share-based compensation	2,723,691	3	—	—	958	—	—	$961
Exercise of prefunded warrants	2,756,697	—	—	—	—	—	—	$—
Retraction of exchangeable shares and conversion to common stock	7,676	—	—	—	—	—	—	$—
ELOC shares issued	68,356,001	68	—	—	16,026	—	—	$16,094
ELOC Commitment Note	—	—	—	—	(20,000)	—	—	$(20,000)
Issuance of Series A convertible preferred stock and warrants	—	—	19,035	—	1,015	13,963	—	$14,978
Warrants cancelled	—	—	—	—	(302)	—	—	$(302)
Net loss	—	—	—	—	—	—	(8,614)	$(8,614)
Balance as of December 31, 2025	98,759,805	$102	19,035	$—	$21,001	$13,963	$(31,542)	$3,524

See accompanying notes to the unaudited condensed consolidated financial statements.

SRx Health Solutions Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three Months Ended
	December 31,
	2025	2024
Cash Flow from Operating Activities:
Net loss	$(8,614)	$(3,983)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15	920
Interest expense on lease liability	—	92
Share-based compensation	961	424
Debt discount amortization	1,108	—
Future tax recovery	—	30
Bad debt expense	(9)	—
Income tax provision	4	—
Change in fair value of digital assets	464	—
Loss on settlement of debt	3,064	—
Changes in operating assets and liabilities:
Accounts receivable, net	897	5,520
Inventories, net	760	1,173
Prepaid expenses and other assets	(587)	(39)
Accounts payable	(900)	(2,713)
Accrued liabilities	(85)	—
Other	—	39
Cash (Used in) Provided by Operating Activities	$(2,922)	$1,463

Cash Flow from Investing Activities:
Purchase of digital assets	(8,460)	—
Cash paid for acquisitions, net of assets acquired	—	2,850
Capital expenditures, net of disposals	—	(157)
Purchase of intangible assets, net of disposals	—	(1)
Cash (Used in) Provided by Investing Activities	$(8,460)	$2,692

Cash Flow from Financing Activities:
Proceeds from issuance of common stock	16,094	—
Proceeds from issuance of preferred stock	8,912	—
Repayment of senior debt	—	(4,892)
Repayment of convertible debt	(1,623)	—
Proceeds from share issuance	—	674
Proceeds from short-term borrowings	—	653
Proceeds of loans payable	—	429
Payment of principal portion of lease liabilities	—	(414)
Cash paid for financing costs	(250)	—
Cash Provided by (Used in) Financing Activities	$23,133	$(3,550)

Net cash provided by continuing operations	$11,751	$—
Net cash used in discontinued operations	—	605
Net increase in cash and cash equivalents	11,751	605
Effect of foreign currency translation adjustments	—	(18)
Total cash and cash equivalents, beginning of period	1,309	102
Total cash and cash equivalents, end of period	$13,060	$689
Supplemental schedule of cash flow information:
Cash paid for interest during the period	$—	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of business and summary of significant accounting policies

Nature of the business

SRx Health Solutions, Inc. (formerly Better Choice Company, Inc.) and its subsidiaries are together referred to in these consolidated financial statements as the “Company.”

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

In connection with the Merger, Better Choice changed its corporate name to “SRx Health Solutions, Inc.,” and adopted the operations of the Accounting Acquirer as its primary business. As such, SRx Canada is the continuing reporting entity for accounting purposes. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report for the year ended September 30, 2025, filed with the SEC on December 5, 2025.

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

On August 12, 2025, SRx Canada initiated restructuring proceedings under the Companies’ Creditors Arrangement Act (“CCAA”) in Canada. The CCAA filing relates exclusively to the discontinued SRx healthcare business and does not impact the Company’s continuing pet food and pet wellness operations. Additional information regarding the discontinuation of the SRx healthcare segment, related CCAA proceedings, and the associated financial reporting impacts is provided in Note 17 – Discontinued operations.

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

Statement of Compliance

The Company’s condensed consolidated financial statements are prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reports and accounting principles generally accepted in the U.S.(“GAAP”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2025 are not necessarily indicative of the results that may be expected for any other reporting period.

These consolidated financial statements have been prepared on a historical cost basis, unless otherwise stated in the significant accounting policies. These consolidated financial statements are presented in U.S. dollars and all values are rounded to the nearest thousand ($000), except when otherwise indicated.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report for the year ended September 30, 2025, filed with the SEC on December 5, 2025.

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

Going concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the ordinary course of business. The Company has historically incurred operating losses and experienced negative operating cash flows; however, management has implemented actions to improve liquidity and operating performance, including cost-reduction initiatives, margin improvement measures, and securing additional financing, as further described in Note 6 – Debt.

After considering these actions and the Company’s cash flow forecasts for the twelve months following the issuance of these consolidated financial statements, management believes the Company will have sufficient liquidity to meet its obligations as they become due. Accordingly, management has determined that there are no material uncertainties that cast doubt on the Company’s going concern status, and management has a reasonable expectation that the Company has adequate resources to continue in operational existence beyond December 31, 2025, and the condensed consolidated financial statements continue to be prepared using the going concern assumption.

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three months ended December 31, 2025 and 2024, the financial position as of December 31, 2025 and September 30, 2025 and the cash flows for the three months ended December 31, 2025 and 2024.

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

Accounts receivable and allowance for credit losses

Accounts receivable consist of unpaid buyer invoices from the Company’s customers and credit card payments receivable from third-party credit card processing companies. Accounts receivable is stated at the amount billed to customers, net of point of sale and cash discounts. The Company assesses the collectability of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors. Based on this analysis, an allowance for credit losses is recorded, and the provision is included within SG&A expense. The Company recorded approximately zero and $0.1 million allowance for credit losses for the three months ended December 31, 2025 and year ended September 30, 2025.

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

This policy applies to inventories held in continuing operations. Inventories related to the discontinued Health Solutions segment, previously consisting of SRx Canada pharmacy operations, are classified as assets of discontinued operations and are disclosed separately in Note 17 – Discontinued operations.

Digital Assets

Pursuant to ASU 2023-08, Intangibles — Goodwill and Other — Crypto Assets: Accounting for and Disclosure of Crypto Assets, codified into ASC subtopic 350-60, in-scope crypto assets are required to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard.

Based on the above, the Company has adopted ASU 2023-08 for Q1 2026. Cryptocurrency holdings are classified as digital assets under ASC 350-60 and measured at fair value, with changes in fair value of digital assets recognized in net income. No adjustments or reclassifications are required for the quarter. Under ASU 2023-08, impairment analysis is no longer required. Change in fair value of digital assets are instead recorded in net income each period.

The Company determines the fair value of its digital assets in accordance with ASC 820, using quoted (unadjusted) prices in active markets on the Coinbase exchange, which the Company has identified as its principal market. Because valuation is based on observable quoted prices, digital assets are classified within Level 1 of the fair value hierarchy.

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

Preferred Stock

The Company classifies its Series A convertible preferred stock as temporary or permanent equity based on the specific terms and conditions of the instrument and the guidance in ASC 480 and ASC 815. The Company evaluates embedded features, including conversion and redemption provisions, to determine whether such features require bifurcation as derivative liabilities or affect equity classification. Issuance proceeds are allocated to the preferred stock and any freestanding equity-classified instruments based on their relative fair values.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations. The Pre-Funded and Representative Warrants (as defined in Note 9) are equity classified.

Income taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statements and tax bases of assets and liabilities and for loss and credit carryforwards using enacted tax rates anticipated to be in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that some or all the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of the three months ended December 31, 2025 and year ended September 30, 2025, the Company does not have any significant uncertain income tax positions. If incurred, the Company would classify interest and penalties on uncertain tax positions as income tax expense.

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

Advertising

The Company charges advertising costs to expense as incurred and such charges are included in selling, general and administrative (“SG&A”) expense. The Company’s advertising expenses consist primarily of online advertising, search costs, email advertising and radio advertising. In addition, the Company reimburses its customers and third parties for in store activities and records these costs as advertising expenses. Advertising costs were $0.5 million for the three months ended December 31, 2025.

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

Share repurchases

In April 2024, the Company’s board of directors authorized and approved a stock repurchase plan (the “Repurchase Plan”) for up to $5.0 million of the currently outstanding shares of the Company’s common stock through December 31, 2024. Repurchased shares are immediately retired and returned to unissued status. On April 17, 2025, the Repurchase Plan was reinstated and authorization increased to $6.5 million. During the three months ended December 31, 2025, no shares were repurchased.

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

The Company’s only remaining operating lease as of December 31, 2025 relates to office space. There are no material residual value guarantees or material restrictive covenants.

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

Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments recognized on the Consolidated Balance Sheets consist of cash and cash equivalents, trade accounts receivable, digital assets, accounts payable, term loan, line of credit, convertible debt, due to/from related parties, accrued liabilities and other liabilities.

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

As of September 30, 2025, the Company reports a single reportable segment, Consumer Products, which includes the legacy Halo pet food business. This segment operates primarily in the United States and includes dry food, wet food, treats, and other premium pet products. The Health Solutions operations, previously reported as a separate segment, have been classified as discontinued operations as further described in Note 17 – Discontinued operations.

The Consumer Products segment reflects the Company’s internal management structure and is evaluated by the CODM based on its operational model, customer base, and economic characteristics. The accounting policies of the segment are consistent with those described in the accompanying consolidated financial statements. See Note 14 – Segment information.

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

New Accounting Standards

Recently adopted

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which establishes accounting guidance for crypto assets that meet specified criteria, including that they are (i) intangible, (ii) created or reside on a distributed ledger, (iii) secured through cryptography, and (iv) fungible. The cryptocurrency, Coinbase, acquired by the Company during the three months ended December 31, 2025 meets these criteria. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The Company adopted the standard for the three months ended December 31, 2025. As a result of the adoption, the Company did not have a cumulative-effect adjustment as the Company did not have any Crypto Assets prior to January 1, 2025. In the three months ended December 31, 2025, the digital assets are recognized at fair value.

Recently issued accounting pronouncements not yet effective

In November 2024, the FASB issued Accounting Standards Update 2024-03 (“ASU 2024-03”), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): update required disclosure of specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026. The Company has not early adopted this standard. The Company is currently evaluating the impact of the adoption of this amendment.

In July 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The objective of this update is to reduce the cost and complexity of applying the current expected credit loss model (CECL) to short-term accounts receivable and contract assets. ASU 2025-05 addresses these challenges by introducing a practical expedient that allows entities to assume that current conditions as of the balance sheet date do not change over the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect that adoption of this amendment will have a material impact on its condensed consolidated financial statements and disclosures.

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

Information about the Company’s net sales by revenue channel is as follows (in thousands):

	Three months ended December 31,
	2025		2024
Digital (1)	$2,583	92%	$—	—%
International (2)	124	4%	—	—%
Brick & Mortar (3)	100	4%	—	—%
Net Sales (4)	$2,807	100%	$—	—%

(1)	The Company’s Digital channel includes two wholesale customers that amounted to greater than 10% of the Company’s total net sales for the three months ended December 31, 2025.

(2)	None of the Company’s International customers represented greater than 10% of net sales for the three months ended December 31, 2025.

(3)	None of the Company’s Brick & Mortar customers represented greater than 10% of net sales for the three months ended December 31, 2025.

(4)	Prior period amounts have not been presented, as the Company’s prior year operations primarily related to SRX Canada, which has since been deconsolidated and is presented as discontinued operations. Accordingly, the results for the three months ended December 31, 2025 and the year ended September 30, 2025, reflect only the continuing operations of BTTR and Halo and are not comparable to prior periods.

Note 3 - Inventories

Inventories are summarized as follows (in thousands):

	December 31, 2025	September 30, 2025
Food, treats and supplements	$697	$1,536
Inventory packaging and supplies	621	542
Total (1)	$1,318	$2,078

Note 4 – Digital assets

The Company holds certain digital assets that meet the definition of crypto assets under with ASC 350, Intangibles—Goodwill and Other, as amended by ASU 2023-08, Accounting for and Disclosure of Crypto Assets. Under ASU 2023-08, qualifying crypto assets are required to be measured at fair value in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in net income in each reporting period.

To qualify for this guidance, a crypto asset must be (i) intangible in nature, (ii) created or reside on a distributed ledger based on blockchain or similar technology, (iii) secured through cryptography, (iv) fungible, and (v) not provide the asset holder with enforceable rights to underlying goods, services, or other assets. All digital assets held by the Company during the period met these criteria and are accounted for in accordance with ASU 2023-08.

As of December 31, 2025, the Company held the following crypto assets (dollars in thousands):

	Quantity	Cost Basis	Market Value
Ethereum	1,286	$4,037	$3,840
Bitcoin	43	4,006	3,826
Other *	1,039,113	416	330
Total		$8,459	$7,996

*	Other crypto assets consist of tokens such as Akash Network, Centrifuge, Filecoin, Injective Protocol, Chainlink, Maker, Pyth Network, Bittensor, and Celestia, each of which individually represents an immaterial portion of the Company’s total digital asset holdings as of December 31, 2025.

The Company measures its digital assets at fair value at each reporting period in accordance with ASC 820. Because active markets exist for the Company’s digital assets, and unadjusted quoted prices are available, the Company uses Level 1 inputs for valuation. The Company determines fair value based on quoted prices on Coinbase exchange, which the Company has identified as its principal market for its digital assets. Digital assets are recorded at fair value on the condensed consolidated balance sheet within Digital Assets and changes in fair value are recognized as incurred and recorded in “Change in fair value of digital assets” within the condensed consolidated statements of operations.

The following table summarizes the Company’s digital asset purchases and unrealized gains (losses) on digital assets for the period.

Three Months Ended December 31, 2025
Beginning balance of digital assets	$—
Purchases	8,460
Change in fair value	(464)
Digital assets, fair value	$7,996

A portion of the Company’s assets is concentrated in digital assets. The holding of digital assets exposes the Company to significant legal, commercial, regulatory, and technological uncertainties. Crypto-asset markets have historically exhibited extreme price volatility. A substantial decline in the fair value of these assets could adversely affect the Company’s financial condition and results of operations.

Digital assets do not generate cash flows and incur custodial fees, transaction fees, and other costs. The Company also faces counterparty risk related to its digital asset custodian, and cybersecurity risk, including the risk of loss due to hacking, security breaches, technological failures, and other cyber threats associated with blockchain networks and digital wallets.

The Company’s digital assets are secured by private cryptographic keys. Loss, theft, or destruction of these keys may result in the permanent loss of some or all of the Company’s digital assets, which could materially and adversely impact the Company’s financial condition and operating results.

Additionally, the regulatory environment for digital assets continues to evolve. Future legislative or regulatory actions, changes in accounting standards, or shifts in enforcement priorities could impact the Company’s ability to hold, transfer, or dispose of digital assets, or could require changes to financial reporting or compliance practices.

Note 5 - Fixed assets

Fixed assets consist of the following (in thousands):

	Estimated Useful Life	December 31, 2025	September 30, 2025
Equipment	2 - 5 years	$124	$124
Furniture and fixtures	2 - 5 years	214	214
Computer software	2 - 3 years	202	202
Total property and equipment		540	540
Accumulated depreciation		(467)	(452)
Net property and equipment		$73	$88

Depreciation expense was $0.01 million for the three months ended December 31, 2025.

Note 6 – Debt

ELOC Commitment Note

On October 28, 2025, the Company issued a convertible promissory note related to its common stock purchase agreement entered into in July 2025 with an aggregate principal amount of $20.0 million (the “ELOC Commitment Note”). The ELOC Commitment Note bears interest at 5% per annum, payable at maturity, and matures on July 17, 2026, subject to acceleration upon certain events of default. They were issued at an original issue discount and are secured by substantially all of the Company’s U.S. assets and certain equity interests in its subsidiaries pursuant to a Security and Pledge Agreement.

The accredited investor of the ELOC Commitment Note bears the option, at its sole discretion and upon timely notice, to convert all or a portion of the unpaid principal and accrued interest into the Company’s common stock at a conversion price equal to the lesser of (i) a 20% discount to the lowest intraday sale price of the common stock on the execution date of the agreement, or (ii) a 20% discount to the lowest intraday sale price of the common stock during the 20 trading days preceding the conversion notice, subject to customary adjustments. The Company evaluated this conversion feature under ASC 815-40 and concluded that it does not meet the criteria for equity classification. Accordingly, this feature was bifurcated and accounted for as a derivative liability under ASC 815. Additionally, because the ELOC Commitment Note was not issued at a substantial premium, no beneficial conversion feature was recorded under ASC 470-20. No cash proceeds were received as the ELOC Commitment Note represented 2% of the $1.0 billion committed capital under the common stock purchase agreement (“ELOC”). The note was issued as consideration for the investor’s capital commitment under the ELOC and, as such, the related amount was recorded as an ELOC commitment cost and reflected as a reduction of additional paid-in capital.

The table below summarizes the components used to determine the initial carrying amount of the ELOC Commitment Note as of October 28, 2025 (in thousands):

Amount
Principal amount	$20,000
Less: original issue discount	(5,000)
Add: fair value of derivative liabilities	5,000
Initial carrying amount of the ELOC Commitment Note at October 28, 2025	$20,000

The carrying amount of the ELOC Commitment Note as of December 31, 2025 is summarized below (in thousands):

Amount
Initial carrying amount	$20,000
Add: amortization of debt discount	1,028
Add: change in fair value of derivative liabilities	—
Carrying amount of the ELOC Commitment Note at December 31, 2025	$21,028

July 2025 convertible notes

On July 7, 2025, the Company issued senior secured convertible notes with an aggregate principal amount of $7.65 million (the “July 2025 Notes”). The July 2025 Notes bear interest at 8% per annum, payable quarterly in cash, and mature on July 8, 2027, subject to acceleration upon certain events of default. The July 2025 Notes were issued at an original issue discount and are secured by substantially all of the Company’s U.S. assets, as well as certain equity interests in its subsidiaries, pursuant to a Security and Pledge Agreement.

The primary conversion feature within the July 2025 Notes provides the holders the right to convert the principal amount into the Company’s common stock at a fixed conversion price of $0.6274 per share, subject to customary anti-dilution adjustments.

The Company evaluated this conversion feature under ASC 815-40 and concluded that it meets the criteria for equity classification. Accordingly, the conversion feature was not bifurcated from the host debt instrument and no derivative liability was recognized. In addition, because the July 2025 Notes were not issued at a substantial premium, no beneficial conversion feature was recorded under ASC 470-20.

Certain other provisions contained within the July 2025 Notes allow the holder, upon the occurrence of defined triggering events, to convert the debt into common stock at 120 - 125% of the outstanding debt value through maturity. These contingent conversion features do not meet the criteria for equity classification and were therefore bifurcated and accounted for as derivative liabilities under ASC 815.

The table below summarizes the components used to determine the initial carrying amount of the July 2025 Notes as of July 7, 2025 (in thousands):

Amount
Principal amount	$7,650
Less: original issue discount	(2,118)
Less: issuance costs	(139)
Add: fair value of derivative liabilities	298
Initial carrying amount of the July 2025 Notes at July 7, 2025	$5,691

The carrying amount of the July 2025 Notes as of September 30, 2025 is summarized below (in thousands):

Amount
Initial carrying amount	$5,691
Less: cash payments on convertible debt	(1,526)
Add: amortization of debt discount and issuance costs	287
Add: change in fair value of derivative liabilities	—
Carrying amount of the July 2025 Notes at September 30, 2025	$4,452

The carrying amount of the July 2025 Notes as of December 31, 2025 is summarized below (in thousands):

Amount
Initial carrying amount	$4,452
Less: settlement of July 2025 Notes	(4,452)
Carrying amount of the July 2025 Notes at December 31, 2025	$—

In connection with issuing the July 2025 Notes, the Company executed a Securities Purchase Agreement that also included 21,338,062 warrants to purchase common stock and a registration rights agreement covering the underlying shares (see Note 9 – Warrants and other equity related instruments). A portion of the proceeds was allocated to the warrants based on their relative fair value.

After deducting the original issue discount, issuance costs, fair value of warrants, and the fair value of derivative liabilities, the Company received net proceeds of approximately $6.1 million, which have been used for general corporate purposes and working capital.

In October 2025, the Company settled its outstanding July 2025 Notes with the note holders through a settlement agreement, under which the notes, along with all accrued interest and related derivative liabilities, were fully settled and extinguished. As a result, the Company recognized a loss on extinguishment of debt of $3.1 million during the three months ended December 31, 2025.

Note 7 – Fair value measurements

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

The Company has assessed that the fair value of cash, trade and other receivables, digital assets, and trade and other payables approximate their carrying amounts largely due to the short-term maturities of these instruments.

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

The following table summarizes the contractual maturities of the Company’s financial liabilities (including principal and interest) on an undiscounted basis:

	Year 1	Year 2	Year 3	Year 4	Year 5 and over	Total
Convertible debentures	21,000	—	—	—	—	21,000
Trade and other payables	1,247	—	—	—	—	1,247
Total	$22,247	$—	$—	$—	$—	$22,247

As of December 31, 2025 and September 30, 2025, the Company has no financial instruments requiring fair value measurement disclosures that differ from their carrying amounts; accordingly.

Note 8 – Commitments and contingencies

The Company has manufacturing agreements with its vendors that provides for the company to make its commercial best efforts to purchase minimum quantities in the ordinary course of business. The Company had no material purchase obligations as of December 31, 2025 or September 30, 2025.

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

Discontinued operations

Certain legal matters, claims, and purchase obligations related to SRx Canada, which is classified as discontinued operations, are presented in Note 17 – Discontinued operations. These matters are subject to the same accounting policies as described above. Management does not expect any such matters to have a material impact on the results of continuing operations; however, they could affect the financial results of the discontinued operations segment.

Note 9 – Warrants and other equity related instruments

Convertible Note and Warrant Financing

On July 7, 2025, in connection with a financing transaction described in Note 6 – Debt, the Company issued senior secured convertible notes with an aggregate principal amount of $7.65 million and, in conjunction with that issuance, granted investors warrants to purchase 21,338,062 common shares. The notes are convertible at the option of the holders into common stock at a conversion price of $0.6274 per share, subject to customary anti-dilution adjustments.

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

The following table summarizes the continuity of the Company’s warrants. Note all pre-merger warrants listed below have been presented to reflect the legal acquirer’s capital structure:

	Warrants #	Weighted Average Exercise Price
Warrants outstanding on September 30, 2025	24,413,104	$2.42
Issued	85,413,476	0.39
Exercised	(2,756,697)	—
Expired	(18,437,511)	0.34
Warrants outstanding as of December 31, 2025	88,632,372	0.91

On April 24, 2025, the Company issued to a single investor a combination of 1,280,000 shares of common stock, and 2,756,697 pre-funded warrants to purchase Company Common Stock at a price of $2.18 per share, or $8.8 million in the aggregate, in a private placement transaction. No additional consideration is required to be paid to exercise the warrants and the warrant does not expire until conversion. The transaction was accounted for as an equity issuance because the number of common shares issuable upon exercise of the warrant is fixed. As of December 31, 2025, all of these pre-funded warrants were exercised and no longer outstanding.

In October 2025, the Company entered into a securities purchase agreement with accredited investors to issue Series A convertible preferred stock and warrants for aggregate proceeds of up to $30.5 million. On October 31, 2025, the Company completed an initial closing, issuing 19,035 shares of Series A preferred stock and 85,413,476 warrants for proceeds of approximately $15.2 million, consisting of $8.6 million of cash proceeds, net of $0.25 in closing costs, cancellation of $5.0 million principal outstanding of July 2025 convertible notes at a 25% cancellation premium, and issuance of 85.4 million warrants. As of December 31, 2025, all of these warrants remain outstanding.

Note 10 – Share-based compensation

In connection with the Merger completed on April 24, 2025, the Company has adopted the Legal Acquirer’s Amended and Restated 2019 Incentive Award Plan (the “Amended 2019 Plan”). As of December 31, 2025, the maximum number of shares authorized for issuance under the Amended 2019 Plan was 1,928,023. Not more than 34,091 shares may be issued pursuant to Incentive Stock Options under the Amended 2019 Plan, which is included within the total authorized shares described above. Refer to Management’s Discussion and Analysis for more information.

Awards are measured at grant date fair value in accordance with ASC 718, and compensation expense is recognized over the vesting period on a grade vesting basis.

During the three months ended December 31, 2025, the Company recognized $1.0 million of share-based compensation expense related to awards granted subsequent to the Merger.

The fair value of RSUs granted is based on the market price of the Company’s common shares on the grant date. The following table summarizes the continuity of the Company’s RSUs:

RSUs #
RSUs outstanding on September 30, 2025	—
Issued	2,723,691
Vested	(2,723,691)
Forfeited and cancelled	—
RSUs outstanding on December 31, 2025	—

Stock options

The following table provides detail of the options granted and outstanding:

Options #
Options outstanding on September 30, 2025	39,732
Issued	1,136
Expired	—
Forfeited and cancelled	—
Options outstanding on December 31, 2025	40,868

Shares issued to related parties

During the period from October through December 2025, the Company issued an aggregate of 2,723,691 shares of restricted common stock to certain directors, officers, employees, and former employees of the Company as performance or service-based compensation.

On October 1, 2025, the Company issued 312,500 shares of restricted common stock to certain directors at a weighted average grant price of $0.32 per share. These awards were immediately vested.

On November 10, 2025, the Company issued 476,191 shares of restricted common stock to certain directors at a weighted average grant price of $0.21 per share. These awards were immediately vested.

On December 3, 2025, the Company issued 1,935,000 shares of restricted common stock to certain directors, officers, and employees as performance bonus compensation. The restricted stock awards were immediately vested, with a weighted average grant price of $0.39 per share.

Additionally, between October and December 2025, the Company issued 7,676 shares of common stock pursuant to the retraction of shareholders’ exchangeable shares, which converted into shares of common stock. These shareholders were former employees and shareholders of SRx Canada that initially received exchangeable shares in connection with the Merger.

The fair value of these awards was determined at the grant date and recognized as compensation expense in the condensed consolidated Statement of Operations in accordance with ASC 718.

Note 11 – Employee benefit plans

The Company has a qualified defined contribution 401(k) plan, which covers substantially all of its employees. Participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. The Company matches participant contributions pursuant to the terms of the plan, which contributions are limited to a percentage of the participant’s eligible compensation. The Company made contributions related to the plan and recognized expense of less than $0.1 million during the three months ended December 31, 2025.

Note 12 – Related party transactions

Related Party Loans and Balances

As of December 31, 2025, the Company had outstanding convertible promissory notes held by certain members of the Board of Directors totaling $0.5 million. The notes bear interest at 8% per annum and are convertible into the Company’s common stock at the holders’ option subject to the terms of the agreements or upon the occurrence of defined triggering events. Refer to Note 6 – Debt for more information. All terms of the notes are consistent with those offered to other investors.

For the three months ended December 31, 2025, the Company’s continuing operations incurred approximately $0.6 million in director fees. Directors fees are included in general and administrative expenses in the consolidated statements of operations. These fees were paid to members of the Board of Directors in their capacity as directors and constitute related-party transactions.

During the three months ended December 31, 2025, the Company issued to its directors and executive officers an aggregate of $1.0 million in share-based compensation.

During the three months ended December 31, 2025, the Company paid its executive officers an aggregate of $0.6 million in compensation pursuant to their signed employment arrangements. Other than this compensation, the Company had no related-party transactions with executive officers.

As of December 31, 2025 and September 30, 2025 there were no other related party loans or receivables outstanding for any shareholder with greater than 10% ownership, and the Company does not intend to enter into similar related party lending arrangements in the future.

Governance and controls

The Company has adopted a formal Related Party Transaction Policy to ensure appropriate oversight of any future transactions with related parties. All related party transactions are subject to review and approval by the Audit Committee of the Board of Directors, in accordance with SEC Regulation S-K Item 404 and the Company’s internal policies.

Note 13 – Income taxes

For the three months ended December 31, 2025, the Company recorded an income tax provision of less than $0.01 million. For the three months ended December 31, 2025, the Company’s effective tax rate was less than 1%, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily because the Company’s net operating losses (“NOLs”) included in deferred tax assets have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of NOLs for the three months ended December 31, 2025.

The income tax provision for the quarter primarily relates to state minimum and franchise taxes, as well as discrete items recorded during the period. The Company will continue to assess the realizability of its deferred tax assets each reporting period based on available positive and negative evidence.

Note 14 – Segment information

As of December 31, 2025 and September 30, 2025, the Company reports one continuing operating segment, Consumer Products, following the classification of its previously reportable Health Solutions segment as discontinued operations.

The Consumer Products segment includes the legacy Halo pet food business, consisting of premium pet products such as dry kibble, wet food, freeze-dried raw food, treats, and toppers for dogs and cats. This segment operates across various sales channels and represents the Company’s ongoing business.

The Health Solutions segment, which encompassed the Company’s pharmacy network operations in Canada, has been classified as discontinued operations as of December 31, 2025 and September 30, 2025, and accordingly, its results and related assets and liabilities are reported separately in the financial statements.

Prior to discontinuation, the Company’s Chief Operating Decision Maker (“CODM”), the Board of Directors, evaluated the Company’s financial performance based on two segments: Health Solutions and Consumer Products. Following the classification of Health Solutions as discontinued, segment reporting focuses exclusively on the Consumer Products business.

For the three months ended December 31, 2025, segment financial information for continuing operations relates solely to the Consumer Products segment, which was acquired through business combination on April 25, 2025. There are no comparative results for any prior periods presented, as all operations that existed in prior periods relate to the Health Solutions segment, which is now classified as discontinued.

The following table summarizes revenues, operating loss, and net loss for the continuing Consumer Products segment for the three months ended December 31, 2025 (in thousands):

	Three months ended December 31,
	2025	2024
Net sales	$2,807	$—
Cost of goods sold:
Direct	1,721	—
Indirect	32	—
Total cost of goods sold	1,753	—
Gross profit	1,054	—
Segment expenses:
Discretionary marketing	473	—
Outbound freight	11	—
Other segment expenses (a)	4,360	—
Total segment expenses	4,844	—
Loss from operations	(3,790)	—
Other income (expense):
Interest income (expense), net	1,288	—
Loss on extinguishment of debt	3,064	—
Changes in fair value of digital assets	464	—
Other income (expense)	4	—
Total other income (expense)	4,820	—
Net loss before income taxes	(8,610)	—
Income tax expense	4	—
Net loss	$(8,614)	$—

(a)	Other segment expenses include employee compensation and benefits, share based compensation, non-cash charges, other sales and marketing costs, professional fees, broker commissions, and other general expenses

The accounting policies of the segment are consistent with those described in Note 1 – Nature of business and summary of significant accounting policies.

Geographic Information

Revenue by geography is based on where the customer is based. Summary financial data attributable to various geographic regions for the periods indicated is as follows:

	Three Months Ended December 31,
	2025	2024
United States	$2,633	$—
Canada	50	—
Asia	124	—
Total	$2,807	$—

Note 15 – Concentrations

Major suppliers

The Company sourced approximately 98% of its inventory purchases from two vendors for the three months ended December 31, 2025. There was $0.4 million of inventory purchases from major suppliers in accounts payable on the Consolidated Balance Sheets, as of December 31, 2025.

Major customers

Accounts receivable from two customers represented 96% of accounts receivable as of December 31, 2025. Two customers represented 88% of gross sales for the three months ended December 31, 2025.

Credit risk

As of December 31, 2025 and September 30, 2025, the Company’s cash and cash equivalents were deposited in accounts at several financial institutions and may maintain some balances in excess of federally insured limits. The Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents.

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

Note 16 – Loss per share

The Company presents net loss per share on a basic and diluted basis for the three months ended December 31, 2025 and 2024. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding (“WASO”) during the period. For the three months ended December 31, 2025 and 2024, the Company’s basic and diluted net loss per share attributable to common stockholders are the same as the Company generated a net loss.

For the three months ended December 31, 2025, the Company’s basic and diluted net loss per share attributable to common stockholders are the same as the Company generated a net loss and common stock equivalents are excluded from diluted net loss per share as they have an anti-dilutive impact.

For the three months ended December 31, 2025, potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows: 88,632,372 of stock equivalent warrants; and 40,868 of stock equivalent employee stock options.

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

The following table sets forth basic and diluted net loss per share attributable to common stockholders for the three months ended December 31, 2025 (in thousands, except per share amounts):

	Net loss	Weighted average shares	Loss per share
Continuing operations, basic and diluted	$(8,614)	33,737,015	$(0.26)
Discontinued operations, basic and diluted	$—	33,737,015	$—
Net loss	$(8,614)	33,737,015	$(0.26)

Note 17 – Discontinued operations

On August 11, 2025, the Company’s wholly-owned subsidiary, SRx Health Solutions Inc. (“Health Solutions” or the “Discontinued Operations”), filed for protection under the Companies’ Creditors Arrangement Act (“CCAA”). As a result, the Health Solutions segment has been classified as discontinued operations for all periods presented. The financial statements for the three months ended December 31, 2025 and 2024 reflect only continuing operations, and results of the discontinued Health Solutions segment are presented separately in this footnote.

Results of Operations of Discontinued Operations

The results of operations for the Health Solutions segment included in discontinued operations are as follows (in thousands):

	Three months ended December 31,
	2025	2024

Net sales	$—	$19,195
Cost of sales	—	15,481
Income tax expense (benefit)	—	74
Net loss from discontinued operations	—	(3,983)

Cash Flows of Discontinued Operations

The cash flows attributable to the Health Solutions segment are summarized as follows (in thousands):

	Three months ended December 31,
	2025	2024
Cash flows (used in) provided by:
Operating activities	$—	$1,463
Investing activities	—	2,692
Financing activities	—	(3,550)
Net decrease in cash and cash equivalents	$—	$605

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

The financial impact of Health Solutions’ filing under CCAA is reflected in the measurement of net assets and any associated impairment or restructuring charges, if applicable. Refer to Note 8 – Commitments and contingencies for additional details related to obligations of the discontinued operations.

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

NYSE Accepts SRx Health Solutions’ Plan to Regain Compliance with Listing Standards

On January 6, 2026, the Company received notice from NYSE American that it had accepted the Company’s plan to regain compliance with Sections 1003(a)(i) and 1003(a)(ii) of the NYSE American Company Guide. As a result, the Company’s common stock will continue trading on the NYSE American during an extension period through July 14, 2026, during which the Company must provide quarterly progress updates. The Company intends to regain compliance during the extension period.

On January 8, 2026, the Company issued a press release regarding these matters, which was furnished as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 8, 2026.

Share Repurchase

On February 3, 2026, the Company entered into a Securities Purchase Agreement with a shareholder pursuant to which the Company repurchased 51,418 shares of common stock for an aggregate purchase price of $0.01 million, or $0.14 per share.

Conversion of Preferred Stock

Subsequent to quarter end, an aggregate of 1,617 shares of the Company’s preferred stock were converted into common stock. In connection with these non-cash conversions, the Company issued 8,410,690 shares of common stock at an average conversion price of $0.19 per share.

Redemption of Preferred Stock

On February 9, 2026, the Company exercised its right under Section 9 of the Certificate of Designations filed on October 27, 2025 to redeem all 17,418 outstanding shares of its preferred stock by February 12, 2026. The redemption price is payable in cash at 125% of the $1,000 conversion amount per share, or $1,250 per share, for an aggregate redemption price of $21.8 million.

ELOC Purchase Agreement

Subsequent to December 31, 2025, the Company issued 211,226,000 shares of common stock pursuant to its ELOC Purchase Agreement for total proceeds of approximately $29.1 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. The financial condition, results of operations and cash flows discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of SRx Health Solutions Inc. and its consolidated subsidiaries, collectively, the “Company,” “SRx,” “we,” “our,” or “us.” These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. A description of material factors known to us that may cause our results to vary or may cause management to deviate from its current plans and expectations, is set forth under “Risk Factors.” See “Cautionary Note Regarding Forward-Looking Statements.” The following discussion should also be read in conjunction with our audited consolidated financial statements including the notes thereto appearing elsewhere in this filing. Accordingly, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Additionally, on December 23, 2025, pursuant to and in connection with the July PIPE SPA, the Company and the July PIPE Investors utilized a portion of available liquidity to fully repay the outstanding principal and accrued interest on the July PIPE Notes, thereby extinguishing all related debt obligations. For more information, see SRx Health Solutions, Inc.’s Form S-1/A filed on December 23, 2025.

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

On October 31, 2025, pursuant to the October PIPE SPA, the Company issued and sold, and the October PIPE Investors purchased, in a private placement: 19,035 shares of the Series A Preferred Stock and 54,527,811 October Warrants to purchase shares of Common Stock for aggregate proceeds of approximately $14.0 million, paid in cash or through the cancellation of such October PIPE Investor’s July Note and July in lieu of cash. The Company waived receipt of the cash portion of the purchase price until November 3, 2025. Pursuant to the October PIPE SPA, the July PIPE Investors waived the requirement under the July PIPE SPA that the Company register for resale 250% of the shares of Common Stock issuable upon the conversion or exercise of the July Notes or July Warrants.

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

As consideration for the Lead Investor entering into the ELOC Purchase Agreement, concurrently with the execution of the ELOC Amendment, the Company issued to the Lead Investor a convertible promissory note in the original principal amount of $20.0 million (the “ELOC Commitment Note”), which is convertible into up to 72,048,620 shares of Common Stock (collectively, the “ELOC Commitment Shares”), assuming a price of $0.3210 per share, which was the closing price of our shares of Common Stock on the NYSE American on October 22, 2025. The ELOC Commitment Note was issued by the Company to the Lead Investor in lieu of the Commitment Shares, as defined in the original ELOC purchase Agreement. The Company also agreed to pay the Lead Investor up to $35,000 for its reasonable expenses under the ELOC Purchase Agreement.

EMJC Transaction

On December 16, 2025, the Company entered into a Share Exchange and Asset Transfer Agreement (the “Transfer Agreement”), as unanimously approved by the Board, by and among the Company, EMJ Crypto Technologies Inc., a corporation organized under the laws of Ontario, Canada (“EMJC”), CCC Crypto Corp., a Delaware corporation (“DelawareCo”), and the transferors named therein (the “Transferors”).

Upon the terms and subject to the conditions set forth in the Transfer Agreement, the Company shall acquire EMJC and DelawareCo and acquire from certain Transferors all of their rights in and to certain intellectual property assets, in an all-stock transaction, for an aggregate purchase price of approximately $55 million.

Redemption of Preferred Stock

On February 9, 2026, the Company exercised its right under Section 9 of the Certificate of Designations filed on October 27, 2025 to redeem all 17,418 outstanding shares of its preferred stock by February 12, 2026. The redemption price is payable in cash at 125% of the $1,000 conversion amount per share, or $1,250 per share, for an aggregate redemption price of $21.8 million.

Other Matters

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

As previously disclosed, the Company was notified on October 14, 2025 that it was not in compliance with certain continued listing standards. Subsequent to December 31, 2025, the Company received notice from NYSE American that it had accepted the Company’s plan to regain compliance with Sections 1003(a)(i) and 1003(a)(ii) of the NYSE American Company Guide on January 6, 2026. As a result, the Company’s common stock will continue trading on the NYSE American during an extension period through July 14, 2026, during which the Company must provide quarterly progress updates. The Company intends to regain compliance during the extension period.

Results of Operations for the three months ended December 31, 2025 and 2024

The following table sets forth our consolidated results for the periods presented (in thousands):

	Three Months Ended December 31,		Change
	2025	2024	$	%
Net sales	$2,807	$—	$2,807	*
Cost of goods sold	1,753	—	1,753	*
Gross profit	1,054	—	1,054	*
Operating expenses:
Selling, general and administrative	4,844	—	4,844	*
Total operating expenses	4,844	—	4,844	*
Loss from continuing operations	(3,790)	—	(3,790)	*
Other expense:
Interest expense, net	1,288	—	1,288	*
Loss on extinguishment of debt	3,064	—	3,064	*
Change in fair value of digital assets	464	—	464	*
Other expense	4	—	4	*
Total other expense, net	4,820	—	4,820	*
Net loss before income taxes	(8,610)	—	(8,610)	*
Income tax expense	4	—	4	*
Net loss	$(8,614)	$(3,983)	$(4,631)	*

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

Information about our revenue channels is as follows (in thousands):

	Three months ended December 31,
	2025		2024
Digital (1)	$2,583	92%	$—	—%
International (2)	124	4%	—	—%
Brick & Mortar (3)	100	4%	—	—%
Net Sales (4)	$2,807	100%	$—	—%

(1)	The Company’s Digital channel includes two wholesale customers that amounted to greater than 10% of the Company’s total net sales for the three months ended December 31, 2025.

(2)	None of the Company’s International customers represented greater than 10% of net sales for the three months ended December 31, 2025.

(3)	None of the Company’s Brick & Mortar customers represented greater than 10% of net sales for the three months ended December 31, 2025.

(4)	Prior period amounts have not been presented, as the Company’s prior year operations primarily related to SRX Canada, which has since been deconsolidated and is presented as discontinued operations. Accordingly, the results for the three months ended December 31, 2025, reflect only the continuing operations of BTTR and Halo and are not comparable to prior periods.

Net sales for three months ended December 31, 2025 were $2.8 million, reflecting revenue generated from the Company’s continuing operations in the Halo pet health and wellness business. Prior-year results for the Halo business are not presented, as the Company only became the reporting entity following the reverse takeover on April 24, 2025. Net sales were driven by the sale of premium and super-premium pet food products across digital, brick-and-mortar, and international channels, reflecting the Company’s focus on product innovation, brand awareness, and meeting consumer demand in multiple trade channels.

As a result of the restructuring of SRx Canada and the Company’s shift to the Consumer Products business, the results of operations for three months ended December 31, 2025 are not directly comparable to 2024. Prior-year amounts reflect the specialty healthcare business, which has since been discontinued and are thus not presented.

Gross profit

Cost of goods sold for the three months ended December 31, 2025, consists primarily of the cost of products obtained from co-manufacturers, packaging materials, freight costs for shipping inventory to the warehouse, and third-party warehouse and order fulfillment expenses. Inventories are periodically reviewed to identify damaged, slow-moving, or aged inventory. Based on this assessment, inventory is recorded at the lower of cost or net realizable value, with any reduction in value expensed as cost of goods sold.

Our products are manufactured to our specifications by co-manufacturers using raw materials that meet our formulation requirements. Co-manufacturers also handle product testing and packaging, with packaging designed by the Company and shipped directly to the manufacturer.

Gross profit is affected by a variety of factors, including product sales mix, volumes sold, discounts offered to customers, the cost of manufactured products, and freight costs from the manufacturer to the warehouse. For the three months ended December 31, 2025, gross profit was 1.1 million, with a gross margin of 38%.

We continue to work with co-manufacturing and freight partners to realize future cost savings and improved gross margins. However, gross margins may continue to fluctuate due to inflationary pressures on transportation and raw material costs. We will continue to refine and optimize our pricing strategy to align with market conditions and manage cost pressures.

Operating expenses

Our Selling, general and administrative (“SG&A”) expenses consist of the following:

●	Sales and marketing costs for the three months ended December 31, 2025 primarily reflect agency fees associated with supporting the Halo brand portfolio. These expenses include fees paid to third-party marketing and advertising agencies as well as service charges related to external sales and promotional activities. Prior-year comparisons are not meaningful due to the reverse takeover and the discontinuation of the SRx Canada operations. Sales and marketing spend in the three months ended December 31, 2025 reflects the Company’s strategic focus on strengthening brand awareness, improving conversion across key e-commerce platforms, and optimizing channel-specific promotional activity, while remaining disciplined in its approach to paid media investment.

●	Employee compensation and benefits for the three months ended December 31, 2025 reflect personnel costs associated with the Company’s continuing operations in the Halo pet health and wellness business. These expenses include salaries, wages, benefits, and stock-based compensation for employees supporting operations, marketing, supply chain, and corporate functions. Current-year expense levels represent the ongoing cost structure of the standalone Halo business and are not directly comparable to prior periods.

●	Share-based compensation includes expenses related to equity awards granted to employees and non-employee directors. For the three months ended December 31, 2025, share-based compensation reflects the ongoing equity incentive programs of the continuing Halo business, including expense recognition for outstanding awards, new grants issued during the period, and common stock issued for board service. Share-based compensation in the three months ended December 31, 2025 also reflects the vesting patterns of historical Better Choice equity awards. Because the Company became the reporting entity following the reverse takeover and the SRx Canada operations were subsequently discontinued, prior-year comparative amounts are not meaningful. Current-year expense therefore represents the continuing cost structure of the standalone Halo business.

●	Freight costs for the three months ended December 31, 2025 primarily relate to the shipping and logistics associated with fulfilling customer orders across the Company’s retail and e-commerce sales channels. Freight activity in the current period is primarily driven by shipments to distribution partners, online retailers, and brick-and-mortar customers rather than individual consumer deliveries. Given the changes in the Company’s operating structure following the reverse takeover and the discontinuation of SRx Canada, prior-year comparisons are not meaningful. Current freight costs therefore reflect the ongoing logistics profile of the standalone Halo business.

●	Non-cash charges for the three months ended December 31, 2025 the Company recorded no material non-cash charges. Given the impact of the reverse takeover and the discontinuation of the SRx Canada operations, prior-year comparative amounts are not meaningful. Current-year non-cash activity reflects the operating profile of the standalone Halo business.

●	Other general and administrative costs for the three months ended December 31, 2025 primarily reflect expenses incurred for professional services, insurance, and corporate compliance activities. The most significant components for the period included professional fees — including legal, financial advisory, and other consulting services — totaling approximately $1.7 million, SEC filing fees of approximately $0.2 million, and insurance expense of approximately $0.3 million. These costs also include routine corporate expenses such as director fees, state feed registration fees, and information technology support. Given the reverse takeover and the discontinuation of the SRx Canada operations, prior-year comparative amounts are not meaningful. Current-year costs reflect the operating and capital markets activities of the standalone Halo business.

Interest expense, net

Interest expense for the three months ended December 31, 2025 primarily reflects interest associated with the ELOC Commitment Note issued in October 2025. The period also includes interest incurred on the July 2025 notes, which were fully written off in October 2025, including all outstanding principal and accrued interest. As a result, no further interest was recognized on those instruments for the remainder of the period.

Income taxes

Our income tax expense now reflects only the tax position of the continuing U.S. operations following the discontinuation and deconsolidation of the SRx Canada business as a result of the CCAA proceedings. Accordingly, the Company’s tax provision is based on estimated U.S. federal and state income taxes, adjusted for nondeductible items and the impact of the valuation allowance.

For the three months ended December 31, 2025, the Company recorded no material income tax expense or benefit, resulting in a near-zero effective tax rate. The absence of a significant tax benefit is primarily due to the continued maintenance of a full valuation allowance that fully offsets deferred tax assets arising from current-year losses. Prior-year comparative tax amounts related to the former SRx Canada operations are not indicative of the continuing business and are therefore not meaningful.

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

The Company had no uncertain tax positions as of December 31, 2025 and 2024. We remain subject to examination in the United States for tax years 2021 through 2025.

Non-GAAP Measures

Adjusted EBITDA

We define Adjusted EBITDA to supplement the financial measures prepared in accordance with GAAP. Adjusted EBITDA adjusts EBITDA to eliminate the impact of certain items that we do not consider indicative of our core operations. Adjusted EBITDA is determined by adding the following items to net loss: interest expense, tax expense, depreciation and amortization, share-based compensation, gain on extinguishment of debt and accounts payable, loss on disposal of assets, transaction-related expenses, and other non-recurring expenses.

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

The following table presents a reconciliation of net loss, the closest GAAP financial measure, to EBITDA and Adjusted EBITDA for each of the years indicated (in thousands):

	Three Months Ended December 31,
	2025	2024*
Net loss	$(8,614)	$—
Interest expense, net	1,288	—
Depreciation and amortization	15	—
Income tax expense	4	—
EBITDA	(7,307)	—
Non-cash share-based compensation (a)	961	—
Loss on extinguishment of debt	3,064	—
Change in fair value of digital assets	464	—
Transaction related (b)	1,603	—
Non-recurring and other expenses (c)	158	—
Adjusted EBITDA	$(1,057)	$—

(a)	Non-cash expenses related to equity compensation awards for certain directors, officers and employees for services in their capacity as such.

(b)	Transaction-related legal fees, professional fees, and SEC filing fees related to single occurrence business matters, i.e. registration statements, financing, and due diligence related.

(c)	Other single-occurrence expenses, which consist of infrequent and non-recurring costs that are not indicative of the Company’s ongoing operating performance.

*Prior-year comparative figures are not presented because its wholly owned subsidiary, Halo, Purely for Pets, Inc., constituting the Company’s continuing operations, only became the reporting entity following a reverse merger on April 24, 2025. The prior-year results of its former Canadian operations were discontinued in fiscal year September 30, 2025 subsequent to the merger as a result of a formal insolvency restructuring and thus are classified as discontinued operations in fiscal year 2025. Accordingly, prior-year amounts for continuing operations are not meaningful and are presented as zero on the consolidated statement of operations.

Liquidity and capital resources

Historically, we have financed our operations primarily through debt financing. On December 31, 2025 and September 30, 2025, we had cash and cash equivalents of $13.1 million and $1.3 million, respectively.

A summary of our cash flows is as follows (in thousands):

	Three months ended December 31,
	2025	2024
Cash flows (used in) provided by:
Operating activities	$(2,922)	$1,463
Investing activities	(8,460)	2,692
Financing activities	23,133	(3,550)
Net increase in cash and cash equivalents	$11,751	$—

Cash flows from operating activities

Cash used in operating activities increased $4.4 million, or 300%, during the three months ended December 31, 2025 compared to cash provided by operating activities of $1.5 million during the three months ended December 31, 2024. The increase in cash used in operating activities was primarily driven by the net loss of $8.6 million, offset by a $3.1 million loss on settlement of debt, $1.1 million of debt discount amortization and $1.0 million of share-based compensation.

Cash flows from investing activities

Cash used in investing activities was $8.5 million during the three months ended December 31, 2025 compared to cash provided by investing activities of $2.7 million during the three months ended December 31, 2024. The cash used in investing activities fully relates to the purchase of digital assets.

Cash flows from financing activities

Cash provided by financing activities was $23.1 million during the three months ended December 31, 2025 compared to cash used in financing activities of $3.6 million during the three months ended December 31, 2024. The cash provided by financing activities for the three months ended December 31, 2025 was mainly related to proceeds from the issuance of common stock of $16.1 million and the issuance of preferred stock of $8.9 million, primarily offset by the repayment of convertible debt of $1.6 million.

Contractual Commitments and Obligations

We are contractually obligated to make future cash payments for various items, including debt arrangements and certain purchase obligations. See “Note 6 – Debt” to our interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information about our debt obligations. Our purchase obligations include certain ongoing marketing projects, software subscriptions as well as in-transit or in-production purchase orders with our suppliers, for which amounts vary depending on the purchasing cycle. The majority of our software subscriptions are not under long-term contracts, and we do not have long-term contracts or commitments with any of our suppliers beyond active purchase orders. These purchase obligations were not material as of the date of this Quarterly Report on Form 10-Q.

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

On October 28, 2025, the Company and the investor agreed to amend the ELOC to increase the total commitment from $50 million to $1 billion. In connection with such amendment, the Company issued to Investor a convertible promissory note in the aggregate principal amount of $20 million (“ELOC Commitment Note”). Although the ELOC provides for the issuance of the Commitment Shares, the Company did not issue any such shares during fiscal year 2025. The Company also entered into a Registration Rights Agreement requiring it to file a resale registration statement covering shares issuable under the ELOC.

As of December 31, 2025, 68,356,001 shares have been sold under the ELOC.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net sales, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting estimates. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See “Note 1 – Nature of business and summary of significant accounting policies” to our interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our significant accounting policies.

Share-Based Compensation

Share-based compensation expense is measured based on the estimated fair value of awards granted to employees, directors, officers and consultants on the grant date. Forfeitures are accounted for as they occur, therefore there are no forfeiture related estimates required.

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model, which requires the development of input assumptions, as described in “Note 10 – Share-based compensation”. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of the subjective assumptions described in “Note 10 – Share-based compensation”. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. See “Note 10 – Share-based compensation” to our interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Valuation of Derivative Liabilities and Equity-Linked Instruments

The Company’s accounting for convertible notes, embedded conversion features, and warrants requires the application of significant judgment, particularly in assessing the classification and measurement of these instruments under ASC 815, ASC 480, ASC 470, and other relevant guidance. In connection with the July 7, 2025 financing transaction and the October 28, 2025 issuance of the ELOC Commitment Note, the Company determined that the embedded conversion options within these instruments should be bifurcated and accounted for as derivative liabilities. These determinations required management to evaluate the economic characteristics of the conversion features, assess settlement alternatives, analyze the applicability of the scope exception under ASC 815-40, and determine whether the instruments qualify for equity classification.

The derivative liabilities associated with both the July 2025 senior secured convertible notes and the October 2025 ELOC Commitment Note are initially recorded at fair value and remeasured at each reporting date, with changes in fair value recognized in earnings. As a result, the Company’s reported results may experience significant non-cash volatility due to fluctuations in the market price of its common stock and changes in other valuation inputs.

The fair value of these derivative liabilities, as well as related equity-classified warrants, is estimated using option pricing models, including the Black-Scholes model or other appropriate valuation techniques. These models incorporate significant assumptions, including expected volatility of the Company’s common stock, risk-free interest rates, expected term, dividend yield, and the market price of the Company’s common shares. The ELOC Commitment Note includes a conversion feature with a variable discount tied to future trading prices, which increases valuation complexity and sensitivity to changes in stock price and volatility assumptions.

Because these inputs are inherently subjective and involve significant management judgment, actual results may differ materially from the estimates used. Changes in assumptions or market conditions, particularly volatility and stock price fluctuations, may have a material impact on the Company’s financial position and results of operations.

See “Note 9 – Warrants and other equity related instruments” and “Note 6 – Debt” to our interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Convertible Notes

The Company’s accounting for its senior secured convertible notes requires the use of significant judgment in applying the guidance in ASC 470-20, ASC 815, and ASC 835. Upon issuance of the Notes on July 7, 2025, management was required to evaluate the economic characteristics and risks of the embedded conversion feature to determine whether it should be separately accounted for. Based on this evaluation, the conversion option did not qualify for equity classification and was bifurcated as a derivative liability measured at fair value. This assessment required consideration of settlement alternatives, the terms of the host debt instrument, and the applicability of scope exceptions under U.S. GAAP. The initial measurement of the Notes also required allocation of proceeds among the debt host contract, the derivative liability, the original issue discount, and issuance costs, each of which impacts the effective interest rate recognized over the life of the Notes. The derivative liability is remeasured at fair value at each reporting date, with changes recorded in earnings, which may produce significant period-to-period volatility. The valuation of the derivative liability incorporates assumptions such as expected volatility, risk-free interest rates, expected term, and market price of the Company’s common shares, all of which involve considerable estimation uncertainty. Changes in these assumptions or market conditions could materially impact the recorded amounts for the Notes, the derivative liability, interest expense, and the Company’s results of operations. See “Note 6 – Debt” to our interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of the three months ended December 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective. Notwithstanding this conclusion, we have determined that the condensed consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, those controls.

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

There have been no material changes from the risk factors described under the heading “Risk Factors” in our Annual Report filed on December 5, 2025. While we believe there have been no material changes from the risk factors previously disclosed, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report that could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward-looking statements contained in this Quarterly Report, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed herewith.

EXHIBIT INDEX

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
2.1	Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc. and Bona Vida, Inc.	8-K	333-161943	2.1	05/10/2019
2.2	First Amendment to Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc., and Bona Vida, Inc., dated May 3, 2019	8-K	333-161943	2.2	05/10/2019
2.3	Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC	8-K	333-161943	2.3	05/10/2019
2.4	First Amendment to Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC, dated May 6, 2019	8-K	333-161943	2.4	05/10/2019
2.5	Amended and Restated Stock Purchase Agreement, dated December 18, 2019, by and among the Company, Halo, Purely For Pets, Inc., Thriving Paws, LLC and HH-Halo LP	8-K	333-161943	2.1	12/26/2019
2.6	Agreement and Plan of Merger, dated July 28, 2022, by and among TruPet LLC and Halo, Purely for Pets, Inc.	10-Q	001-40477	2.6	08/11/2022
3.1	Certificate of Incorporation, dated January 1, 2019	10-Q	333-161943	3.1	04/15/2019
3.2	Certificate of Amendment to Certificate of Incorporation, dated February 1, 2019	10-Q	333-161943	3.2	04/15/2019
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 13, 2019	8-K	333-161943	3.1	03/20/2019
3.4	Certificate of Amendment to Certificate of Incorporation, dated April 18, 2019	10-KT	333-161943	3.5	07/25/2019
3.5	Certificate of Amendment to Certificate of Incorporation, dated July 30, 2020	8-K	333-161943	99.1	07/30/2020
3.6	Certificate of Merger of Sport Endurance, Inc. with and into the Company	10-Q	333-161943	3.4	04/15/2019
3.7	Certificate of Amendment to Certificate of Incorporation, dated April 24, 2025	8-K	001-40477	3.6	04/30/2025
3.8	Certificate of Designation for Series A Special Voting Preferred Stock, filed April 24, 2025	8-K	001-40477	3.8	04/30/2025
3.9	Certificate of Designations of Rights and Preferences and Limitations of the Series A Convertible Preferred Stock, filed October 27, 2025.	8-K	001-40477	3.10	10/31/2025
3.10*	Certificate of Amendment to Certificate of Incorporation, dated November 11, 2025
3.11	Bylaws	10-Q	333-161943	3.50	04/15/2019
4.7†	Better Choice Company Inc. Amended and Restated 2019 Incentive Award Plan	10-K	333-161943	10.2	05/04/2020
4.8†	Form of 2019 Incentive Award Plan Stock Option Agreement	S-1	333-234349	10.7	10/28/2019
10.1†	Form of Indemnification Agreement by and among the Company and its officers and directors	S-1	333-234349	10.80	10/28/2019
10.2	Arrangement Agreement, dated September 3, 2024, between Better Choice Company Inc., and SRx Health Solutions, Inc., as amended December 6, 2024, January 24, 2025 and February 25, 2025	8-K	001-40477	10.10	09/09/2024
10.3	Common Share Purchase Agreement by and between the Company and the buyers named therein, dated July 7, 2025	8-K	001-40477	10.1	07/15/2025
10.4	Registration Rights Agreement by and between the Company and the buyers named therein, dated July 7, 2025	8-K	001-40477	10.2	07/15/2025
10.5	Securities Purchase Agreement, dated as of July 8, 2025, by and among the Company and the investors named therein	8-K	001-40477	10.3	07/15/2025
10.6	Security Agreement, dated as of July 8, 2025, by and between the Company, the Lead Investor and the other parties thereto	8-K	001-40477	10.6	07/15/2025

10.7	Registration Rights Agreement (Convertible Note Financing), dated as of July 8, 2025, by and between the Company and the investors named therein	8-K	001-40477	10.7	07/15/2025
10.8	Kent Cunningham Executive Employment Agreement, dated July 14, 2025	8-K	001-40477	10.1	07/16/2025
10.9	Carolina Martinez Amendment to Executive Employment Agreement, dated July 14, 2025	8-K	001-40477	10.2	07/16/2025
10.10	Settlement, Share Forfeiture and Mutual Release Agreement, dated August 14, 2025	8-K	001-40477	10.1	08/14/2025
10.11	Securities Purchase Agreement dated October 27, 2025 by and among the Company and the investors named therein.	8-K	001-40477	10.1	10/31/2025
10.12	Registration Rights Agreement dated October 31, 2025 by and between the Company and the lead investor named therein.	8-K	001-40477	10.2	10/31/2025
10.13	Amendment dated October 28, 2025 to Common Stock Purchase Agreement dated July 7, 2025 by and between the Company and the investor named therein.	8-K	001-40477	10.3	10/31/2025
10.14	Share Exchange and Asset Transfer Agreement, dated December 16, 2025, by and among the Company and the other parties named therein.	8-K	001-40477	2.1	12/16/2025
19*	Insider Trading Policy
21.1	Subsidiaries of the Company	10-K	001-40477	21.1	03/28/2023
24.1 *	Power of Attorney (included on the signature page to this report)
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended December 31, 2025 formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text and including detailed tags.
104 *	Cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended December 31, 2025, formatted in iXBRL (included as Exhibit 101).

†	Indicates a management contract or any compensatory plan, contract or arrangement.

*	Filed or furnished herewith.

#	Certain schedules and similar attachments to this agreement have been omitted in accordance with Item 601(b)(5) of Regulation S-K. The Company will furnish copies of any schedules or similar attachments to the SEC upon request.

***	Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(b)(10). Such excluded information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRx Health Solutions Inc.

Date: February 13, 2026	By:	/S/ KENT CUNNINGHAM
Kent Cunningham
Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2026	By:	/S/ CAROLINA MARTINEZ
Carolina Martinez
Chief Financial Officer (Principal Financial and Accounting Officer)

