Form 10-Q
period 2026-03-31
SRx Health Solutions, Inc.
filed 2026-05-14
CIK 1471727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 590,254,769 shares of $0.001 par value common stock outstanding as of May 13, 2026.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

SRx Health Solutions Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net sales	$3,439	$—	$6,246	$—
Cost of goods sold	2,164	—	3,917	—
Gross profit	1,275	—	2,329	—
Operating expenses:
Selling, general and administrative	3,093	—	7,937	—
Loss from continuing operations	(1,818)	—	(5,608)	—
Other expense (income):
Interest expense, net	1,780	—	3,068	—
Loss on extinguishment of debt	—	—	3,064	—
Change in fair value of digital assets	2,895	—	3,359	—
Change in fair value of equity securities	493	—	493	—
Change in fair value of derivative liabilities	(592)	—	(592)	—
Other income, net	(15)	—	(11)	—
Total other expense, net	4,561	—	9,381	—
Net loss before income taxes	(6,379)	—	(14,989)	—
Income tax expense	2	—	6	—
Net loss from continuing operations	(6,381)	—	(14,995)	—
Loss from discontinued operations	—	(10,149)	—	(14,132)
Net loss	$(6,381)	$(10,149)	$(14,995)	$(14,132)
Weighted average number of shares outstanding, basic	299,067,382	25,801,254	164,601,605	24,685,849
Weighted average number of shares outstanding, diluted	299,067,382	25,801,254	164,601,605	24,685,849
Loss per share, basic	$(0.02)	$(0.39)	$(0.09)	$(0.57)
Loss per share, diluted	$(0.02)	$(0.39)	$(0.09)	$(0.57)

See accompanying notes to the unaudited condensed consolidated financial statements.

SRx Health Solutions Inc.

Unaudited Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	March 31, 2026	September 30, 2025
Assets
Current Assets
Cash and cash equivalents	$20,543	$1,309
Short-term investments	2,996	—
Accounts receivable, net	3,806	3,945
Inventories, net	2,086	2,078
Notes receivable	1,407	—
Digital assets	8,333	—
Investment in equity securities	2,531	—
Prepaid expenses and other current assets	1,447	794
Total Current Assets	43,149	8,126
Fixed assets, net	76	88
Right-of-use assets, operating leases	—	20
Other assets	139	168
Total Assets	$43,364	$8,402
Liabilities & Stockholders’ Equity
Current Liabilities
Accounts payable	$952	$2,147
Accrued liabilities	1,510	1,375
Operating lease liability, short-term	—	21
Convertible debt, short-term	22,616	—
Total Current Liabilities	25,078	3,543
Convertible debt, long-term	—	4,452
Total Liabilities	25,078	7,995
Stockholders’ Equity
Common Stock, $0.001 par value, 5,000,000,000 shares authorized, 415,964,972 & 24,992,538 shares issued and outstanding as of March 31, 2026, and September 30, 2025, respectively	419	31
Preferred Stock, $0.001 par value, 4,000,000 shares authorized, 5,660 & zero shares issued and outstanding as of March 31, 2026 and September 30, 2025, respectively	—	—
Additional paid-in capital, common	52,829	23,304
Additional paid-in capital, preferred	2,961	—
Accumulated deficit	(37,923)	(22,928)
Total Stockholders’ Equity	18,286	407
Total Liabilities and Stockholders’ Equity	$43,364	$8,402

See accompanying notes to the unaudited condensed consolidated financial statements.

SRx Health Solutions Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except shares)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Income	Capital	Deficit	Equity
Balance as of September 30, 2024	22,495,955	$22	$2,399	$12,491	$(70,031)	$(55,119)
Share-based compensation	—	—	—	424	—	$424
Settlement of RSUs	896,484	—	—	(1,924)	—	$(1,924)
Conversion of convertible debt	361,513	—	—	(3,471)	—	$(3,471)
Share issuance	224,056	—	—	—	—	$—
Warrant exercises	77,538	—	—	401	—	$401
Share redemption	(40,324)	—	—	—	—	$—
Equity issued in business combinations	32,962	—	—	—	—	$—
Net loss	—	—	—	—	(3,983)	$(3,983)
Balance as of December 31, 2024	24,048,184	$22	$2,399	$7,921	$(74,014)	$(63,672)
Share-based compensation	1,265,235	2	—	3,919	—	$3,921
Conversion of convertible debt	108,990	—	—	4,398	—	$4,398
Share issuance for professional services	1,566,556	1	—	3,088	—	$3,089
Shares issued for settle of accounts payable	1,847,329	2	—	3,638	—	$3,640
Shares issued for private placement	7,325	—	—	438	—	$438
Warrant exercises	—	—	—	(401)	—	$(401)
Net loss	—	—	—	—	(10,149)	$(10,149)
Balance as of March 31, 2025	28,843,619	$27	$2,399	$23,001	$(84,163)	$(58,736)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-In Capital -	Additional Paid-In Capital -	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Common	Preferred	Deficit	Equity
Balance as of September 30, 2025	24,992,538	$31	—	$—	—	$—	$23,304	$—	$(22,928)	$407
Share-based compensation	2,723,691	3	—	—	—	—	958	—	—	$961
Exercise of prefunded warrants	2,756,697	—	—	—	—	—	—	—	—	$—
Retraction of exchangeable shares and conversion to common stock	7,676	—	—	—	—	—	—	—	—	$—
ELOC shares issued	68,356,001	68	—	—	—	—	16,026	—	—	$16,094
ELOC Commitment Note	—	—	—	—	—	—	(20,000)	—	—	$(20,000)
Issuance of Series A convertible preferred stock and warrants	—	—	19,035	—	—	—	1,015	13,963	—	$14,978
Warrants cancelled	—	—	—	—	—	—	(302)	—	—	$(302)
Net loss	—	—	—	—	—	—	—	—	(8,614)	$(8,614)
Balance as of December 31, 2025	98,836,603	$102	19,035	$—	—	$—	$21,001	$13,963	$(31,542)	$3,524
Warrant exercises	9,158,329	9	—	—	—	—	(9)	—	—	$—
Retraction of exchangeable shares and conversion to common stock	87,968	—	—	—	—	—	—	—	—	$—
ELOC shares issued	299,522,800	300	—	—	—	—	38,670	—	—	$38,970
Conversion of Series A convertible preferred stock	8,410,690	8	(1,617)	—	—	—	1,199	(1,207)	—	$—
Redemption and cancellation of Series A convertible preferred stock	—	—	(17,418)	—	—	—	(8,767)	(13,006)	—	$(21,773)
Issuance of Series B convertible preferred stock and warrants	—	—		—	5,660	—	742	3,211	—	$3,953
Share repurchase	(51,418)	—	—	—	—	—	(7)	—	—	$(7)
Net loss	—	—	—	—	—	—	—	—	(6,381)	$(6,381)
Balance as of March 31, 2026	415,964,972	$419	—	$—	5,660	$—	$52,829	$2,961	$(37,923)	$18,286

See accompanying notes to the unaudited condensed consolidated financial statements.

SRx Health Solutions Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six Months Ended
	March 31,
	2026	2025
Cash Flow from Operating Activities:
Net loss	$(14,995)	$(14,132)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	(61)	1,815
Non-cash fixed assets adjustment	73	—
Interest expense on lease liability	—	180
Share-based compensation	961	1,664
Debt discount amortization	2,696	—
Future tax recovery	—	112
Bad debt expense	(42)	—
Income tax provision	6	—
Change in fair value of digital assets	3,359	—
Change in fair value of equity securities	493	—
Change in fair value of derivative liabilities	(592)	—
Loss on settlement of debt	3,064	—
Other	8	—
Changes in operating assets and liabilities:
Short-term investments, net	(3,005)	—
Accounts receivable, net	181	4,202
Inventories, net	(8)	1,616
Prepaid expenses and other assets	(624)	(66)
Accounts payable	(1,195)	4,364
Accrued liabilities	132	—
Other	—	317
Cash (Used in) Provided by Operating Activities	$(9,549)	$72

Cash Flow from Investing Activities:
Purchase of digital assets	(16,468)	—
Proceeds from sale of digital assets	4,776	—
Purchase of equity securities	(2,244)	—
Proceeds from sale of equities and option contracts (active trades)	62,676	—
Purchases of equities and option contracts (active trades)	(62,826)	—
Purchase of convertible note receivable	(1,407)	—
Cash paid for acquisitions, net of assets acquired	—	3,687
Capital expenditures, net of disposals	—	6
Purchase of intangible assets, net of disposals	—	(1)
Cash (Used in) Provided by Investing Activities	$(15,493)	$3,692

Cash Flow from Financing Activities:
Proceeds from issuance of common stock	55,064	—
Proceeds from issuance of convertible preferred stock	13,240	—
Redemption of Series A convertible preferred stock	(21,773)	—
Repayment of senior debt	—	(5,367)
Repayment of convertible debt	(1,623)	—
Proceeds from share issuance	—	676
Proceeds of loans payable	—	2,055
Payment of principal portion of lease liabilities	—	(816)
Cash paid for financing costs	(625)	—
Repayment of short-term borrowings	—	(143)
Redemption of shares	—	(193)
Repurchase of common stock	(7)	—
Cash Provided by (Used in) Financing Activities	$44,276	$(3,788)

Net cash provided by continuing operations	$19,234	$—
Net cash used in discontinued operations	—	(24)
Net increase (decrease) in cash and cash equivalents	19,234	(24)
Effect of foreign currency translation adjustments	—	(8)
Total cash and cash equivalents, beginning of period	1,309	108
Total cash and cash equivalents, end of period	$20,543	$76

Supplemental schedule of cash flow information:
Cash paid for interest during the period	$—	$—

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

Effective during the year ended September 30, 2025, the Company made the strategic decision to discontinue the operations of its Canadian pharmacy and healthcare services business conducted through SRx Canada. On August 12, 2025, SRx Canada initiated restructuring proceedings under the Companies’ Creditors Arrangement Act (“CCAA”) in Canada. As a result, the SRx healthcare business is classified and presented as a discontinued operation in these consolidated financial statements in accordance with ASC 205-20. The CCAA proceedings relates exclusively to the discontinued SRx Canada healthcare business and do not impact the Company’s continuing pet food and pet wellness operations. Following the discontinuation, the Company’s continuing operations consist solely of its premium pet health and nutrition products segment operated through Halo, Purely for Pets, Inc. Additional information regarding the discontinued operations, CCAA proceedings, and the associated financial reporting impacts is provided in Note 20 – Discontinued operations.

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

EMJX Transaction

On December 16, 2025, the Company entered into a Share Exchange and Asset Transfer Agreement (the “Transfer Agreement”), as unanimously approved by the Board, by and among the Company, EMJ Crypto Technologies Inc., a corporation organized under the laws of Ontario, Canada (“EMJX”), CCC Crypto Corp., a Delaware corporation (“DelawareCo”), and the transferors named therein (the “Transferors”).

Upon the terms and subject to the conditions set forth in the Transfer Agreement, the Company shall acquire EMJX and DelawareCo and acquire from certain Transferors all of their rights in and to certain intellectual property assets, in an all-stock transaction, for an aggregate purchase price of approximately $55 million.

Statement of Compliance

The Company’s condensed consolidated financial statements are prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reports and accounting principles generally accepted in the U.S.(“GAAP”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2026 are not necessarily indicative of the results that may be expected for any other reporting period.

These condensed consolidated financial statements have been prepared on a historical cost basis, unless otherwise stated in the significant accounting policies. These condensed consolidated financial statements are presented in U.S. dollars and all values are rounded to the nearest thousand ($000), except when otherwise indicated.

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

Going concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the ordinary course of business. The Company has historically incurred operating losses and experienced negative operating cash flows; however, management has implemented actions to improve liquidity and operating performance, including cost-reduction initiatives, margin improvement measures, and securing additional financing, as further described in Note 8 – Debt.

After considering these actions and the Company’s cash flow forecasts for the twelve months following the issuance of these consolidated financial statements, management believes the Company will have sufficient liquidity to meet its obligations as they become due. Accordingly, management has determined that there are no material uncertainties that cast doubt on the Company’s going concern status, and management has a reasonable expectation that the Company has adequate resources to continue in operational existence beyond March 31, 2026, and the condensed consolidated financial statements continue to be prepared using the going concern assumption.

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three and six months ended March 31, 2026 and 2025, the financial position as of March 31, 2026 and September 30, 2025 and the cash flows for the six months ended March 31, 2026 and 2025.

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

Short-term investments

Short-term investments consist primarily of investments in highly liquid U.S. Treasury securities with original maturities generally ranging up to approximately six months at acquisition date. The Company’s short-term investment portfolio is managed on a rolling maturity basis, with substantially all holdings expected to mature within six months of the balance sheet date. As of March 31, 2026, approximately $1.5 million of the Company’s short-term investments were scheduled to mature by June 30, 2026, with the remaining approximately $1.5 million expected to mature by September 30, 2026. Due to the short-term nature and highly liquid characteristics of these investments, carrying value approximates fair value. Short-term investments are classified within current assets on the condensed consolidated balance sheets.

Interest income earned on short-term investments is recognized within interest income on the condensed consolidated statements of operations. Realized and unrealized gains and losses associated with short-term investments are recognized within other income, net on the condensed consolidated statements of operations. During the three and six months ended March 31, 2026, the Company recognized less than $0.01 million of net unrealized gains and less than $0.01 million of net unrealized losses, respectively, associated with short-term investments.

The Company determines the fair value of U.S. Treasury securities using quoted prices in active markets for identical assets and classifies such investments within Level 1 of the fair value hierarchy under ASC 820.

Accounts and notes receivable and allowance for credit losses

Accounts receivable consist of unpaid buyer invoices from the Company’s customers, credit card payments receivable from third-party credit card processing companies, and, from time to time, notes receivable arising from investment or financing transactions. Accounts receivable is stated at the amount billed to customers, net of point of sale and cash discounts. Notes receivable are recorded at amortized cost, net of any origination fees, discounts, or premiums, which are recognized as an adjustment to interest income using the effective interest method over the expected term of the instrument.

The Company assesses the collectability of all receivables on an ongoing basis by considering its historical credit loss experience, current economic conditions, and other relevant factors. Based on this analysis, an allowance for credit losses is recorded, and the provision is included within SG&A expense.

The Company recorded approximately zero and $0.1 million allowance for credit losses as of March 31, 2026 and September 30, 2025, respectively.

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

This policy applies to inventories held in continuing operations. Inventories related to the discontinued Health Solutions segment, previously consisting of SRx Canada pharmacy operations, are classified as assets of discontinued operations and are disclosed separately in Note 20 – Discontinued operations.

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

Based on the above, the Company has adopted ASU 2023-08 as of Q1 2026. Crypto assets holdings are classified as digital assets under ASC 350-60 and measured at fair value, with changes in fair value of digital assets recognized in net income. No adjustments or reclassifications are required for the quarter. Under ASU 2023-08, impairment analysis is no longer required. Change in fair value of digital assets are instead recorded in net income each period.

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

Investments in equity securities

The Company’s investments in equity securities represent minority interests in other entities over which the Company does not have a controlling financial interest or significant influence. Equity securities are accounted for in accordance with ASC 321, Investments - Equity Securities.

The Company holds investments in marketable equity securities that are publicly traded, such as common stock. Equity securities with readily determinable fair values are measured at fair value, with changes in fair value recognized in net income each period. These marketable equity securities are classified within investment in equity securities on the consolidated balance sheet with gains and losses recognized in change in fair value of equity securities on the consolidated statements of operations.

The Company also holds non-marketable equity investments and are accounted for using the measurement alternative. Equity investments without readily determinable fair values, such as preferred stocks and warrants, are measured at cost, less impairment, and are adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer as of the respective transaction date.

The Company evaluates equity securities for impairment periodically or when events or changes in circumstances indicate the carrying amount may not be recoverable. When indicators of impairment exist and the estimated fair value of an investment is below its carrying amount, the Company writes down the investment to its fair value in interest and other income, net on the condensed consolidated statements of operations.

Derivatives and Hedging Activities

FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments.

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Hedge accounting does not apply to the Company’s derivatives. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings as a component of other, income.

Derivative instruments are measured using quoted market prices obtained from active markets and are classified as Level 1 fair value measurements under ASC 820, Fair Value Measurement. Gains and losses from derivative instruments are reported in the same income statement line item as gains and losses from other investment activities measured at fair value.

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

Preferred Stock

The Company classifies its Series A and Series B convertible preferred stock as temporary or permanent equity based on the specific terms and conditions of the instrument and the guidance in ASC 480 and ASC 815. The Company evaluates embedded features, including conversion and redemption provisions, to determine whether such features require bifurcation as derivative liabilities or affect equity classification. Issuance proceeds are allocated to the preferred stock and any freestanding equity-classified instruments based on their relative fair values.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that some or all the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of the three months ended March 31, 2026 and year ended September 30, 2025, the Company does not have any significant uncertain income tax positions. If incurred, the Company would classify interest and penalties on uncertain tax positions as income tax expense.

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

Advertising

The Company charges advertising costs to expense as incurred and such charges are included in selling, general and administrative (“SG&A”) expense. The Company’s advertising expenses consist primarily of online advertising, search costs, email advertising and radio advertising. In addition, the Company reimburses its customers and third parties for in store activities and records these costs as advertising expenses. Advertising costs were $0.3 million for the three months ended March 31, 2026 and $0.8 million for the six months ended March 31, 2026.

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

Share repurchases

In April 2024, the Company’s board of directors authorized and approved a stock repurchase plan (the “Repurchase Plan”) for up to $5.0 million of the currently outstanding shares of the Company’s common stock through December 31, 2024. Repurchased shares are immediately retired and returned to unissued status. On April 17, 2025, the Repurchase Plan was reinstated and authorization increased to $6.5 million. During the three months ended March 31, 2026, 51,418 shares were repurchased.

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

The Company has no operating leases as of March 31, 2026.

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

Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments recognized on the condensed consolidated balance sheets consist of cash and cash equivalents, short-term investments, trade accounts receivable, notes receivable, digital assets, investment in equity securities (marketable and non-marketable), derivative assets and liabilities, accounts payable, convertible debt, accrued liabilities and other liabilities.

Fair value measurements of non-financial assets and non-financial liabilities reflect Level 3 inputs and are primarily used to measure the estimated fair values of other intangible assets and long-lived assets impairment analyses.

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

As of September 30, 2025, the Company reports a single reportable segment, Consumer Products, which includes the legacy Halo pet food business. This segment operates primarily in the United States and includes dry food, wet food, treats, and other premium pet products. The Health Solutions operations, previously reported as a separate segment, have been classified as discontinued operations as further described in Note 20 – Discontinued operations.

The Consumer Products segment reflects the Company’s internal management structure and is evaluated by the CODM based on its operational model, customer base, and economic characteristics. The accounting policies of the segment are consistent with those described in the accompanying consolidated financial statements. See Note 17 – Segment information.

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

New Accounting Standards

Recently adopted

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which establishes accounting guidance for crypto assets that meet specified criteria, including that they are (i) intangible, (ii) created or reside on a distributed ledger, (iii) secured through cryptography, and (iv) fungible. The cryptocurrency, Coinbase, acquired by the Company during the three months ended December 31, 2025 meets these criteria. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The Company adopted the standard beginning with the three months ended December 31, 2025. As a result of the adoption, the Company did not have a cumulative-effect adjustment as the Company did not have any digital assets prior to January 1, 2025. In the three and six months ended March 31, 2026, the digital assets are recognized at fair value.

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

Information about the Company’s net sales by revenue channel is as follows (in thousands):

	Three months ended March 31,				Six months ended March 31,
	2026		2025		2026		2025
Digital (1)	$2,872	84%	$—	—%	$5,455	88%	$—	—%
International (2)	339	10%	—	—%	463	7%	—	—%
Brick & Mortar (3)	228	6%	—	—%	328	5%	—	—%
Net Sales (4)	$3,439	100%	$—	—%	$6,246	100%	$—	—%

(1)	The Company’s Digital channel includes two wholesale customers that amounted to greater than 10% of the Company’s total net sales for the three and six months ended March 31, 2026. Net sales represented $2.8 million and $5.3 million of net sales for the three and six months ended March 31, 2026.

(2)	One of the Company’s International customers amounted to greater than 10% of the Company’s total net sales and represented $0.3 million and $0.4 million of net sales for the three and six months ended March 31, 2026.

(3)	None of the Company’s Brick & Mortar customers represented greater than 10% of net sales for the three and six months ended March 31, 2026.

(4)	Prior period amounts have not been presented, as the Company’s prior year operations primarily related to SRX Canada, which has since been deconsolidated and is presented as discontinued operations. Accordingly, the results for the three and six months ended March 31, 2026 and March 31, 2025, reflect only the continuing operations of BTTR and Halo and are not comparable to prior periods.

Note 3 - Inventories

Inventories are summarized as follows (in thousands):

	March 31, 2026	September 30, 2025
Food, treats and supplements	$1,556	$1,536
Inventory packaging and supplies	530	542
Total	$2,086	$2,078

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

As of March 31, 2026, the Company held the following crypto assets (dollars in thousands):

	Quantity	Cost Basis	Market Value
Ethereum	1,346	$4,045	$5,504
Bitcoin	81	4,096	2,829
Other *	212	—	—
Total		$8,141	$8,333

*	Other crypto assets consist of tokens such as a digital U.S. dollar and cash, each of which individually represents an immaterial portion of the Company’s total digital asset holdings as of March 31, 2026.

The Company measures its digital assets at fair value at each reporting period in accordance with ASC 820. Because active markets exist for the Company’s digital assets, and unadjusted quoted prices are available, the Company uses Level 1 inputs for valuation. The Company determines fair value based on quoted prices on Coinbase exchange, which the Company has identified as its principal market for its digital assets. Digital assets are recorded at fair value on the condensed consolidated balance sheet within Investments in digital assets and changes in fair value are recognized as incurred and recorded in change in fair value of digital assets within the condensed consolidated statements of operations.

The following table summarizes the Company’s digital asset purchases and unrealized gains (losses) for the period (dollars in thousands):

	Three Months Ended March 31, 2026	Six Months Ended March 31, 2026
Beginning balance of digital assets	$7,996	$—
Purchases	8,001	16,468
Proceeds from sale	(4,769)	(4,776)
Change in fair value	(2,895)	(3,359)
Ending balance of digital assets	$8,333	$8,333

A portion of the Company’s assets is concentrated in digital assets. The holding of digital assets exposes the Company to significant legal, commercial, regulatory, and technological uncertainties. Crypto asset markets have historically exhibited extreme price volatility. A substantial decline in the fair value of these assets could adversely affect the Company’s financial condition and results of operations.

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

Note 5 – Derivatives and hedging activities

The Company enters into exchange-traded option contracts for investment and risk management purposes. As of March 31, 2026, the Company’s open derivative positions consisted exclusively of written call and put options, with an aggregate net fair value liability of approximately $0.04 million. These option contracts are classified as derivative liabilities and are presented within accrued liabilities on the condensed consolidated balance sheet.

The Company sells these options to gain and enhance exposure to the underlying assets. Because these instruments do not qualify for hedge accounting, changes in their fair value are recognized directly in earnings. For the three months ended March 31, 2026, the Company recognized net gains of approximately $0.6 million from derivative instruments, reflecting changes in the fair value of open option positions and realized gains and losses from option settlements and expirations. These amounts are recognized in change of fair value of derivative liabilities in the condensed consolidated statement of operations. The Company does not separately present realized and unrealized gains and losses for derivative instruments, as changes in fair value represent the primary measure of derivative performance under ASC 815.

The table below presents the fair value and quantity of the Company’s derivative financial instruments, included within accrued liabilities on the condensed consolidated balance sheet as of March 31, 2026 (dollars in thousands):

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Equity contracts	$—	—	$—	—
Commodities contracts	26	155	—	—
Interest rate products	4	100	—	—
Crypto currency contracts	8	570	—	—
Total derivatives not designated as hedging instruments	$38		$—

The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statement of operations as of March 31, 2026 (dollars in thousands):

	Amount of Gain (Loss) Recognized in Income on Derivatives
	2026	2025
Equity contracts	$50	—
Commodities contracts	101	—
Interest rate products	(1)	—
Crypto currency contracts	442	—
Total	$592	—

Note 6 – Notes receivable

On March 12, 2026, the Company entered into a convertible promissory note agreement in an arm’s-length transaction pursuant to which the Company purchased a convertible note receivable with a principal amount of $1.5 million (the “Convertible Note Receivable”). The note bears interest at 10% per annum and matures on October 30, 2026. The note was issued with an origination fee discount of $0.1 million, resulting in net cash paid of $1.4 million at issuance.

The Convertible Note Receivable includes a voluntary conversion feature permitting the holder, at its option, to convert all or a portion of the outstanding principal and accrued interest under the note into ordinary shares of the issuer at a conversion price equal to the lower of (i) the fair market value of the issuer’s ordinary shares as determined by an independent appraisal firm agreeable to the holder or (ii) a valuation derived from a negotiated enterprise value of $80.0 million calculated on a fully diluted basis. The Company evaluated the convertible feature of the note under ASC 815 and determined that separate bifurcation accounting was not required.

The convertible note is recorded at its initial carrying amount, net of the original issue discount, with the discount presented as a direct deduction from the principal balance of the note receivable. The original issue discount is accreted to interest income over the term of the note using the effective interest method. The Convertible Note Receivable is classified within Notes receivable in the Company’s condensed consolidated balance sheet based on management’s expectation of repayment or settlement within twelve months of the balance sheet date.

The Company evaluates the note receivable for expected credit losses in accordance with ASC 326. As of March 31, 2026, based on consideration of the borrower’s financial condition, contractual terms, and other relevant factors, the Company determined that an allowance for credit losses was not required.

Note 7 - Fixed assets

Fixed assets consist of the following (in thousands):

	Estimated Useful Life	March 31, 2026	September 30, 2025
Equipment	2 - 5 years	$33	$124
Furniture and fixtures	2 - 5 years	214	214
Computer software	2 - 3 years	13	202
Total property and equipment		260	540
Accumulated depreciation		(184)	(452)
Net property and equipment		$76	$88

During the three months ended March 31, 2026, the Company recorded a non-cash fixed asset balance adjustment of approximately $0.07 million in connection with the reconciliation of fixed asset balances, substantially offset by a corresponding accumulated depreciation adjustment reflected as negative depreciation expense of approximately $(0.06) million during the period. The net impact resulted in an approximate $0.01 million decrease in fixed asset balances from September 30, 2025 to March 31, 2026.

Depreciation expense was $(0.08) million and $(0.06) million for the three and six months ended March 31, 2026, respectively.

Note 8 – Debt

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

During the three months ended March 31, 2026, the Company issued approximately 299.5 million shares of common stock pursuant to drawdowns under the ELOC Purchase Agreement, generating aggregate cash proceeds of $39.0 million.

The table below summarizes the components used to determine the initial carrying amount of the ELOC Commitment Note as of October 28, 2025 (in thousands):

Amount
Principal amount	$20,000
Less: original issue discount	(5,000)
Add: fair value of derivative liabilities	5,000
Initial carrying amount of the ELOC Commitment Note at October 28, 2025	$20,000

The carrying amount of the ELOC Commitment Note as of December 31, 2025 is summarized below (in thousands):

Amount
Initial carrying amount	$20,000
Add: amortization of debt discount	1,028
Add: change in fair value of derivative liabilities	—
Carrying amount of the ELOC Commitment Note at December 31, 2025	$21,028

The carrying amount of the ELOC Commitment Note as of March 31, 2026 is summarized below (in thousands):

Amount
Initial carrying amount	$21,028
Add: amortization of debt discount	1,588
Add: change in fair value of derivative liabilities	—
Carrying amount of the ELOC Commitment Note at March 31, 2026	$22,616

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

In connection with issuing the July 2025 Notes, the Company executed a Securities Purchase Agreement that also included 21,338,062 warrants to purchase common stock and a registration rights agreement covering the underlying shares (see Note 11 – Preferred stock, warrants and other equity). A portion of the proceeds was allocated to the warrants based on their relative fair value.

After deducting the original issue discount, issuance costs, fair value of warrants, and the fair value of derivative liabilities, the Company received net proceeds of approximately $6.1 million, which have been used for general corporate purposes and working capital.

In October 2025, the Company settled its outstanding July 2025 Notes with the note holders through a settlement agreement, under which the notes, along with all accrued interest and related derivative liabilities, were fully settled and extinguished. The related $3.1 million loss on extinguishment of debt was recognized in the three months ended December 31, 2025.

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

The Company has assessed that the fair value of cash, short-term investments, trade and other receivables, notes receivable, digital assets, investment in equity securities, derivative assets and liabilities, and trade and other payables approximate their carrying amounts largely due to the short-term maturities of these instruments.

The carrying amount of the Company’s borrowings are considered to be the same as their fair values, as the terms of the Company’s borrowings are considered to be consistent with the commercial terms prevalent for similar loans. The Company has classified its short-term investments, digital assets and marketable equity securities as Level 1 financial instruments due to the use of quoted prices in active markets for identical assets. The Company has classified its derivative liabilities and non-marketable equity securities as Level 3 financial instruments due to the use of unobservable inputs in their valuations.

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

The following table summarizes the contractual maturities of the Company’s financial liabilities (including principal and interest) on an undiscounted basis:

	Year 1	Year 2	Year 3	Year 4	Year 5 and over	Total
Convertible debentures	23,038	—	—	—	—	23,038
Trade and other payables	952	—	—	—	—	952
Total	$23,990	$—	$—	$—	$—	$23,990

As of March 31, 2026 and September 30, 2025, the Company has no financial instruments requiring fair value measurement disclosures that differ from their carrying amounts; accordingly.

Note 10 – Commitments and contingencies

The Company has manufacturing agreements with its vendors that provides for the company to make its commercial best efforts to purchase minimum quantities in the ordinary course of business. The Company had no material purchase obligations as of March 31, 2026 or September 30, 2025.

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

Discontinued operations

Certain legal matters, claims, and purchase obligations related to SRx Canada, which is classified as discontinued operations, are presented in Note 20 – Discontinued operations. These matters are subject to the same accounting policies as described above. Management does not expect any such matters to have a material impact on the results of continuing operations; however, they could affect the financial results of the discontinued operations segment.

Note 11 – Preferred stock, warrants and other equity

Series B Convertible Preferred Stock and Warrants

In March 2026, the Company entered into a securities purchase agreement to issue Series B convertible preferred stock and accompanying warrants for aggregate proceeds of up to $8.0 million. On March 16, 2026, the Company completed an initial closing and issued 5,660 shares of Series B convertible preferred stock with a stated value of $1,000 per share, and 22,237,666 warrants to purchase shares of common stock for aggregate gross committed proceeds of approximately $4.5 million, net of approximately $0.2 million in unpaid committed proceeds as of March 31, 2026, and approximately $0.4 million in issuance and closing costs.

The Series B convertible preferred stock is convertible into shares of Company’s common stock at an initial conversion price of $0.3182 per share, subject to customary anti-dilution and alternate conversion adjustments as defined in the certificate of designations. The accompany Series B warrants are exercisable at an initial exercise price of $0.3182 per share and expire three years following the initial exercisability date.

The Company accounted for the Series B convertible preferred stock and warrants as equity-classified instruments and allocated proceeds between the instruments using a relative fair value methodology. The warrants were valued using a Black-Scholes valuation model. As of March 31, 2026, all of Series B convertible preferred stock and accompanying warrants remain outstanding.

Series A Convertible Preferred Stock and Warrants

In October 2025, the Company entered into a securities purchase agreement with accredited investors to issue Series A convertible preferred stock and warrants for aggregate proceeds of up to $30.5 million. On October 31, 2025, the Company completed an initial closing, issuing 19,035 shares of Series A preferred stock and 54,527,811 warrants for proceeds of approximately $15.2 million, consisting of $8.6 million of cash proceeds, net of $0.25 million in closing costs, and the cancellation of $5.0 million principal outstanding of July 2025 convertible notes at a 25% cancellation premium.

During the three months ended March 31, 2026, an aggregate of 1,617 shares of the Company’s Series A convertible preferred stock were converted into shares of the Company’s common stock. In connection with these non-cash conversions, the Company issued 8,410,690 shares of common stock at an average conversion price of $0.19 per share. The conversions were accounted for as equity transactions, and no gain or loss was recognized upon conversion.

On February 11, 2026, the Company redeemed 17,418 shares of Series A convertible preferred stock, representing all of the issued and outstanding shares of Series A Preferred Stock, for an aggregate redemption price of approximately $21.8 million. Upon completion of the redemption, all Series A preferred shares were cancelled and none remained outstanding as of March 31, 2026.

Cashless Exercises of Series A Warrants

In March 2026, an aggregate of 26,955,957 of outstanding Series A warrants were exercised on a cashless basis, resulting in the issuance of approximately 9,158,329 shares of the Company’s common stock. As of March 31, 2026, an aggregate of 27,571,854 of the Series A warrants remained outstanding.

The cashless warrant exercises were accounted for as equity transactions. The issuance of common stock was recorded through a reclassification within stockholders’ equity, with a corresponding reduction to the carrying amount of the warrants. No cash proceeds were received by the Company in connection with these exercises.

Equity Warrants

The Company has issued warrants in connection with various equity and debt financing transactions. The fair value of warrants issued was determined using valuation methodologies including the Black-scholes option pricing model, utilizing market price of the Company’s common stock on the issuance date and other appropriate valuation assumptions. All unexercised warrants outstanding at SRx Canada expired prior to the April 2025 merger.

The following table summarizes the continuity of the Company’s outstanding warrants as of March 31, 2026:

	Warrants #	Weighted Average Exercise Price
Warrants outstanding on September 30, 2025	24,413,104	$2.42
Issued	54,527,811	0.61
Exercised	(2,756,697)	2.09
Expired	(18,437,511)	0.62
Warrants outstanding as of December 31, 2025	57,746,707	$1.30
Issued	22,237,666	0.32
Exercised	(26,955,957)	0.10
Expired	—	—
Warrants outstanding as of March 31, 2026	53,028,416	$0.98

July 2025 Warrants

On July 7, 2025, in connection with the convertible debt financing described in Note 8 – Debt, the Company issued 21,338,062 warrants to purchase common shares and expire three years from the issuance date. The warrants are exercisable at the option of the holders into common stock at a conversion price of $0.6274 per share, subject to customary anti-dilution adjustments. The Company evaluated the warrants under ASC 815 and ASC 480 and determined that they are equity-classified, and they were initially measured at their relative fair value of $0.4 million using the Black-Scholes option pricing model based on appropriate valuation assumptions.

In connection with the financing, the Company also entered into a registration rights agreement requiring it to register for resale the common shares issuable upon conversion of the notes and exercise of the warrants. As of March 31, 2026, 2,900,551 of the warrants issued remained outstanding.

Pre-Funded and Representative Warrants

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

As of March 31, 2026, the Company’s had 49,000 shares of pre-merger pre-funded warrants with a weighted average exercise price of $3.00, and 83,350 shares of pre-merger representative warrants with a weighted average exercise price of $3.75, outstanding.

Common Stock Repurchase

On February 3, 2026, the Company entered into a securities purchase agreement with a shareholder pursuant to which the Company repurchased 51,418 shares of common stock for an aggregate purchase price of $0.01 million, or $0.14 per share.

Note 12 – Investments in equity securities

Marketable Equity Securities

On March 23, 2026, the Company purchased 1,057,317 shares of common stock of Smartkem, Inc., a publicly traded company, for an aggregate purchase price of approximately $0.2 million, representing less than 5% ownership interest. The investment is classified as a marketable equity security and is accounted for at fair value, with changes in fair value recognized in earnings. The investment does not provide the Company with controlling financial interest or significant influence over the investee.

As of March 31, 2026, the Company remeasured the investment to its fair value, which was approximately $0.2 million at the end of the reporting period. The change in fair value resulted in an unrealized loss of less than $0.01 million, which was recognized in change in fair value of equity securities in the condensed consolidated statement of operations for the three and six months ended March 31, 2026.

The fair value of the Smartkem, Inc. equity securities was determined based on observable market prices in active markets and is classified within Level 1 of the fair value hierarchy.

Non-marketable Equity Securities

On March 30, 2026, the Company made an additional investment in Smartkem, Inc. through the purchase of 2,500 convertible preferred stock and 5,376,807 warrants for an aggregate purchase price of $2.0 million, which included a 20% original issue discount. Total cash paid in connection with this investment was $1.6 million. The preferred stock and warrants are accounted for as equity securities under ASC 321 using the measurement alternative, as the instruments do not have readily determinable fair values. Accordingly, the investment is carried at cost, less impairment, if any, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company does not have a controlling financial interest or significant influence over Smartkem, Inc. No changes in the carrying value of the investment were recognized during the quarter ended March 31, 2026.

Note 13 – Share-based compensation

In connection with the Merger completed on April 24, 2025, the Company adopted and continues to maintain the Legal Acquirer’s Amended and Restated 2019 Incentive Award Plan (the “Amended 2019 Plan”), which provides for the grant of equity-based awards, including stock options, restricted stock units (“RSUs”), restricted stock awards, and other stock-based awards, to employees, directors and consultants. As of March 31, 2026, an aggregate of 3,432,915 shares of the Company’s common stock were authorized for issuance under the Amended 2019 Plan, of which 69,994 shares remained available for future grants.

Awards are measured at grant date fair value in accordance with ASC 718, and compensation expense is recognized over the requisite service period using the graded attribution method.

During the three and six months ended March 31, 2026, the Company recognized zero and $1.0 million, respectively, of share-based compensation expense related to awards granted under the Amended 2019 Plan.

The fair value of RSUs granted is based on the market price of the Company’s common stock on the grant date. The following table summarizes the activity of the Company’s RSUs as of March 31, 2026:

RSUs #
RSUs outstanding on September 30, 2025	—
Issued	2,723,691
Vested	(2,723,691)
Forfeited and cancelled	—
RSUs outstanding on December 31, 2025	—
Issued	—
Vested	—
Forfeited and cancelled	—
RSUs outstanding on March 31, 2026	—

Stock options

The fair value of stock options granted is estimated on the grant date using the Black-Scholes option pricing model. The determination of fair value using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, expected term, risk-free interest rates and expected dividends.

The following table summarizes the activity related to the Company’s stock options as of March 31, 2026:

	Options #	Weighted Average Exercise Price
Options outstanding on September 30, 2025	39,732	$22.82
Issued	—	—
Expired	—	—
Forfeited and cancelled	—	—
Options outstanding on December 31, 2025	39,732	$22.82
Issued	—	—
Expired	—	—
Forfeited and cancelled	(11,805)	12.17
Options outstanding on March 31, 2026	27,927	$27.32

Shares issued to related parties

For the three months ended December 31, 2025, the Company issued an aggregate of 2,723,691 shares of restricted common stock to certain directors, officers, employees, and former employees of the Company as performance or service-based compensation. No shares of restricted common stock were issued during the three months ended March 31, 2026.

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

Note 14 – Employee benefit plans

The Company has a qualified defined contribution 401(k) plan, which covers substantially all of its employees. Participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. The Company matches participant contributions pursuant to the terms of the plan, which contributions are limited to a percentage of the participant’s eligible compensation. The Company made contributions related to the plan and recognized expense of less than $0.1 million during the three and six months ended March 31, 2026.

Note 15 – Related party transactions

Series B participation

During the three months ended March 31, 2026, certain directors and executive officers participated in the Company’s Series B financing transaction, which initially closed on March 16, 2026, on terms equivalent to those offered to unaffiliated investors. Such related party participants purchased an aggregate of 126 shares of Series B convertible preferred stock and received warrants exercisable for an aggregate of 495,044 shares of the Company’s common stock for aggregate consideration of approximately $0.1 million.

Fees and compensation

For the three and six months ended March 31, 2026, the Company’s continuing operations incurred approximately $0.1 million and $0.2 million in director fees, respectively. Directors fees were paid to the Board of Directors in their capacity as such, and are included in selling, general and administrative expenses in the consolidated statements of operations.

During the three and six months ended March 31, 2026, the Company issued to its directors and executive officers an aggregate of zero and $1.0 million, respectively, in share-based compensation, presented within selling, general and administrative expenses in the consolidated statements of operations.

During the three and six months ended March 31, 2026, the Company paid its executive officers an aggregate of $0.2 million and $0.8 million, respectively, in base wages and bonus compensation pursuant to their signed employment arrangements, presented within selling, general and administrative expenses in the consolidated statements of operations.

July 2025 notes and Series A participation

As of September 30, 2025, the Company had outstanding convertible promissory notes held by certain members of the Board of Directors totaling approximately $0.5 million. The notes bore interest at 8% per annum and were convertible into the Company’s common stock at the holders’ option, subject to the terms of the agreements. All terms of the notes were consistent with those offered to other investors. Refer to Note 8 – Debt for additional information.

In October 2025, the outstanding principal and accrued interest under these notes were exchanged and extinguished in connection with the Company’s Series A financing transaction. In connection with the Series A financing, related party participants purchased an aggregate of 691 shares of Series A convertible preferred stock and received warrants exercisable for an aggregate of 1,979,445 shares of the Company’s common stock for aggregate consideration of approximately $0.6 million. Of the aggregate consideration, approximately $0.4 million represented the cancellation of outstanding convertible promissory notes and accrued interest, $0.2 million represented the 25% original issue discount, and no additional cash consideration paid in respect of such amount. The securities were issued on terms equivalent to those offered to other investors participating in the financing.

On February 11, 2026, the Company redeemed the Series A convertible preferred stock held by these related party participants for aggregate cash consideration of approximately $0.9 million, inclusive of the contractual 125% redemption premium. The redemption was completed on terms equivalent to those applicable to all holders of the Series A convertible preferred stock.

During the three months ended March 31, 2026, related party holders exercised an aggregate of 1,054,176 Series A warrants on a cashless basis, resulting in the issuance of 552,665 shares of the Company’s common stock. The warrants were exercised using a cashless exercise methodology consistent with all other cashless warrant exercises completed during the period.

Governance and controls

As of March 31, 2026 and September 30, 2025 there were no other related party loans or receivables outstanding for any shareholder with greater than 10% ownership, and the Company does not intend to enter into similar related party lending arrangements in the future.

The Company has adopted a formal Related Party Transaction Policy to ensure appropriate oversight of any future transactions with related parties. All related party transactions are subject to review and approval by the Audit Committee of the Board of Directors, in accordance with SEC Regulation S-K Item 404 and the Company’s internal policies.

Note 16 – Income taxes

For the three and six months ended March 31, 2026, the Company recorded an income tax provision of less than $0.01 million. For the three and six months ended March 31, 2026, the Company’s effective tax rate was less than 1%, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily because the Company’s net operating losses (“NOLs”) included in deferred tax assets have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of NOLs for the three months ended March 31, 2026.

The income tax provision for the quarter primarily relates to state minimum and franchise taxes, as well as discrete items recorded during the period. The Company will continue to assess the realizability of its deferred tax assets each reporting period based on available positive and negative evidence.

Note 17 – Segment information

As of March 31, 2026 and September 30, 2025, the Company reports one continuing operating segment, Consumer Products, following the classification of its previously reportable Health Solutions segment as discontinued operations.

The Consumer Products segment includes the legacy Halo pet food business, consisting of premium pet products such as dry kibble, wet food, freeze-dried raw food, treats, and toppers for dogs and cats. This segment operates across various sales channels and represents the Company’s ongoing business.

The Health Solutions segment, which encompassed the Company’s pharmacy network operations in Canada, has been classified as discontinued operations as of March 31, 2026 and September 30, 2025, and accordingly, its results and related assets and liabilities are reported separately in the financial statements.

Prior to discontinuation, the Company’s Chief Operating Decision Maker (“CODM”), the Board of Directors, evaluated the Company’s financial performance based on two segments: Health Solutions and Consumer Products. Following the classification of Health Solutions as discontinued, segment reporting focuses exclusively on the Consumer Products business.

For the three months ended March 31, 2026, segment financial information for continuing operations relates solely to the Consumer Products segment, which was acquired through business combination on April 25, 2025. There are no comparative results for any prior periods presented, as all operations that existed in prior periods relate to the Health Solutions segment, which is now classified as discontinued.

The following table summarizes revenues, operating loss, and net loss for the continuing Consumer Products segment for the three months ended March 31, 2026 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Net sales	$3,439	$—	$6,246	$—
Cost of goods sold:
Direct	1,998	—	3,783	—
Indirect	166	—	134	—
Total cost of goods sold	2,164	—	3,917	—
Gross profit	1,275	—	2,329	—
Segment expenses:
Discretionary marketing	309	—	782	—
Outbound freight	2	—	13	—
Other segment expenses (a)	2,782	—	7,142	—
Total segment expenses	3,093	—	7,937	—
Loss from operations	(1,818)	—	(5,608)	—
Other expense (income):
Interest income (expense), net	1,780	—	3,068	—
Loss on extinguishment of debt	—	—	3,064	—
Change in fair value of digital assets	2,895	—	3,359	—
Change in fair value of equity securities	493	—	493	—
Change in fair value of derivative liabilities	(592)	—	(592)	—
Other income, net	(15)	—	(11)	—
Total other expense, net	4,561	—	9,381	—
Net loss before income taxes	(6,379)	—	(14,989)	—
Income tax expense	2	—	6	—
Net loss	$(6,381)	$—	$(14,995)	$—

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

Geographic Information

Revenue by geography is based on where the customer is based. Summary financial data attributable to various geographic regions for the periods indicated is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
United States	$2,935	$—	$5,576	$—
Canada	165	—	462	—
Asia	339	—	208	—
Total	$3,439	$—	$6,246	$—

Note 18 – Concentrations

Major suppliers

The Company sourced approximately 92% and 94% of its inventory purchases from three vendors for the three and six months ended March 31, 2026, respectively. There was $0.4 million of inventory purchases from major suppliers in accounts payable on the Consolidated Balance Sheets, as of March 31, 2026.

Major customers

Accounts receivable from two customers represented 92% of accounts receivable as of March 31, 2026. Two customers represented 90% of gross sales for the three months ended March 31, 2026.

Credit risk

As of March 31, 2026 and September 30, 2025, the Company’s cash and cash equivalents were deposited in accounts at several financial institutions and may maintain some balances in excess of federally insured limits. The Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents.

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

Note 19 – Loss per share

The Company presents net loss per share on a basic and diluted basis for the three months ended March 31, 2026 and 2025. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding (“WASO”) during the period. For the three months ended March 31, 2026 and 2025, the Company’s basic and diluted net loss per share attributable to common stockholders are the same as the Company generated a net loss.

For the three and six months ended March 31, 2026, the Company’s basic and diluted net loss per share attributable to common stockholders are the same as the Company generated a net loss and common stock equivalents are excluded from diluted net loss per share as they have an anti-dilutive impact.

For the three and six months ended March 31, 2026, potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows: 53,028,416 of stock equivalent warrants; and 27,927 of stock equivalent employee stock options.

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

The following table sets forth basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2026 (in thousands, except per share amounts):

	Net loss	Weighted average shares	Loss per share
Continuing operations, basic and diluted	$(6,381)	299,067,382	$(0.02)
Discontinued operations, basic and diluted	$—	299,067,382	$—
Net loss	$(6,381)	299,067,382	$(0.02)

The following table sets forth basic and diluted net loss per share attributable to common stockholders for the six months ended March 31, 2026 (in thousands, except per share amounts):

	Net loss	Weighted average shares	Loss per share
Continuing operations, basic and diluted	$(14,995)	164,601,605	$(0.09)
Discontinued operations, basic and diluted	$—	164,601,605	$—
Net loss	$(14,995)	164,601,605	$(0.09)

Note 20 – Discontinued operations

On August 11, 2025, the Company’s wholly-owned subsidiary, SRx Health Solutions (Canada) Inc. (“SRx Canada”, “Health Solutions”, or the “Discontinued Operations”), filed for protection under the Companies’ Creditors Arrangement Act (“CCAA”). As a result, the Health Solutions segment has been classified as discontinued operations for all periods presented. The financial statements for the three and six months ended March 31, 2026 and 2025 reflect only continuing operations, and results of the discontinued Health Solutions segment are presented separately in this footnote.

Results of Operations of Discontinued Operations

The results of operations for the Health Solutions segment included in discontinued operations are as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Net sales	$—	$10,454	$—	$29,548
Cost of sales	—	7,286	—	22,671
Income tax expense (benefit)	—	275	—	352
Net loss from discontinued operations	—	(10,149)	—	(14,132)

Cash Flows of Discontinued Operations

The cash flows attributable to the Health Solutions segment are summarized as follows (in thousands):

	Six months ended March 31,
	2026	2025
Cash flows (used in) provided by:
Operating activities	$—	$72
Investing activities	—	3,692
Financing activities	—	(3,788)
Net decrease in cash and cash equivalents	$—	$(24)

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

Note 21 – Subsequent events

The Company has evaluated subsequent events and transactions that occurred after the condensed consolidated statement of financial position date up to the date that the financial statements were issued for potential recognition or disclosure. Other than the following, the Company did not identify any additional subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On April 16, 2026, the Company through its wholly owned subsidiary, Halo, Purely for Pets, Inc., made a minority equity investment of $1.5 million in Astro Investment XVII, an affiliate of Astro Capital and SPV with investments in Space Exploration Technologies Corporation (“SpaceX”) and other artificial intelligence and space companies.

On April 17, 2026, the Company issued a press release updating its stockholders on the progress of its previously announced transaction with EMJ Crypto Technologies Inc. (“EMJX”). The press release disclosed that the Company and EMJX, a digital-asset treasury operating platform, had entered into a definitive merger agreement. In addition, Eric M. Jackson, the creator of the EMJX platform, is expected to be appointed as an officer of the Company’s EMJX subsidiary following the completion of the merger.

Subsequent to March 31, 2026, the Company issued 70,273,854 shares pursuant to the ELOC, resulting in approximately $7.8 million in gross proceeds.

Subsequent to March 31, 2026, approximately $10.7 million of the outstanding convertible note associated with the ELOC Commitment Note was converted into 129,417,488 million common shares at a weighted average conversion price of $0.0824 per share.

Subsequent to March 31, 2026, approximately 5,132,883 shares of the Company’s common stock were issued upon cashless exercises of 18,525,421 shares of Series A warrants, and 1,000,000 Series A warrants were exercised at a $0.10 exercise price for total proceeds of $0.1 million.

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

EMJX Transaction

On December 16, 2025, the Company entered into a Share Exchange and Asset Transfer Agreement (the “Transfer Agreement”), as unanimously approved by the Board, by and among the Company, EMJ Crypto Technologies Inc., a corporation organized under the laws of Ontario, Canada (“EMJX”), CCC Crypto Corp., a Delaware corporation (“DelawareCo”), and the transferors named therein (the “Transferors”).

Upon the terms and subject to the conditions set forth in the Transfer Agreement, the Company shall acquire EMJX and DelawareCo and acquire from certain Transferors all of their rights in and to certain intellectual property assets, in an all-stock transaction, for an aggregate purchase price of approximately $55 million.

Redemption of Preferred Stock

On February 9, 2026, the Company exercised its right under Section 9 of the Certificate of Designations filed on October 27, 2025 to redeem all outstanding shares of its preferred stock by February 12, 2026. As of the date of the redemption notice, there were 17,418 shares of preferred stock outstanding. The redemption price is payable in cash at 125% of the $1,000 conversion amount per share, or $1,250 per share, for an aggregate redemption price of approximately $21.8 million.

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

Results of Operations for the three months ended March 31, 2026 and 2025

The following table sets forth our consolidated results for the periods presented (in thousands):

	Three Months Ended March 31,		Change		Six Months Ended March 31,		Change
	2026	2025	$	%	2026	2025	$	%
Net sales	$3,439	$—	$3,439	*	$6,246	$—	$6,246	*
Cost of goods sold	2,164	—	2,164	*	3,917	—	3,917	*
Gross profit	1,275	—	1,275	*	2,329	—	2,329	*
Operating expenses:
Selling, general and administrative	3,093	—	3,093	*	7,937	—	7,937	*
Total operating expenses	3,093	—	3,093	*	7,937	—	7,937	*
Loss from continuing operations	(1,818)	—	(1,818)	*	(5,608)	—	(5,608)	*
Other expense (income):
Interest expense, net	1,780	—	1,780	*	3,068	—	3,068	*
Loss on extinguishment of debt	—	—	—	*	3,064	—	3,064	*
Change in fair value of digital assets	2,895	—	2,895	*	3,359	—	3,359	*
Change in fair value of equity securities	493	—	493	*	493	—	493	*
Change in fair value of derivative liabilities	(592)	—	(592)	*	(592)	—	(592)	*
Other income, net	(15)	—	(15)	*	(11)	—	(11)	*
Total other expense, net	4,561	—	4,561	*	9,381	—	9,381	*
Net loss before income taxes	(6,379)	—	(6,379)	*	(14,989)	—	(14,989)	*
Income tax expense	2	—	2	*	6	—	6	*
Net loss	$(6,381)	$(10,149)	$3,768	*	$(14,995)	$(14,132)	$(863)	*

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

Information about our revenue channels is as follows (in thousands):

	Three months ended March 31,				Six months ended March 31,
	2026		2025		2026		2025
Digital (1)	$2,872	84%	$—	—%	$5,455	88%	$—	—%
International (2)	339	10%	—	—%	463	7%	—	—%
Brick & Mortar (3)	228	6%	—	—%	328	5%	—	—%
Net Sales (4)	$3,439	100%	$—	—%	$6,246	100%	$—	$—

(1)	The Company’s Digital channel includes two wholesale customers that amounted to greater than 10% of the Company’s total net sales for the three and six months ended March 31, 2026. Net sales represented $2.8 million and $5.3 million of net sales for the three and six months ended March 31, 2026.

(2)	One of the Company’s International customers amounted to greater than 10% of the Company’s total net sales and represented $0.3 million and $0.4 million of net sales for the three and six months ended March 31, 2026.

(3)	None of the Company’s Brick & Mortar customers represented greater than 10% of net sales for the three and six months ended March 31, 2026.

(4)	Prior period amounts have not been presented, as the Company’s prior year operations primarily related to SRX Canada, which has since been deconsolidated and is presented as discontinued operations. Accordingly, the results for the three and six months ended March 31, 2026 and March 31, 2025, reflect only the continuing operations of BTTR and Halo and are not comparable to prior periods.

Net sales for three and six months ended March 31, 2026 were $3.4 million and $6.2 million, respectively, reflecting revenue generated from the Company’s continuing operations in the Halo pet health and wellness business. Prior-year results for the Halo business are not presented, as the Company only became the reporting entity following the reverse takeover on April 24, 2025. Net sales were driven by the sale of premium and super-premium pet food products across digital, brick-and-mortar, and international channels, reflecting the Company’s focus on product innovation, brand awareness, and meeting consumer demand in multiple trade channels.

As a result of the restructuring of SRx Canada and the Company’s shift to the Consumer Products business, the results of operations for three months ended March 31, 2026 are not directly comparable to 2025. Prior-year amounts reflect the specialty healthcare business, which has since been discontinued and are thus not presented.

Gross profit

Cost of goods sold consists primarily of the cost of products obtained from co-manufacturers, packaging materials, freight costs for shipping inventory to the warehouse, and third-party warehouse and order fulfillment expenses. Inventories are periodically reviewed to identify damaged, slow-moving, or aged inventory. Based on this assessment, inventory is recorded at the lower of cost or net realizable value, with any reduction in value expensed as cost of goods sold.

Our products are manufactured to our specifications by co-manufacturers using raw materials that meet our formulation requirements. Co-manufacturers also handle product testing and packaging, with packaging designed by the Company and shipped directly to the manufacturer.

Gross profit is affected by a variety of factors, including product sales mix, volumes sold, discounts offered to customers, the cost of manufactured products, and freight costs from the manufacturer to the warehouse. For the three months ended March 31, 2026, gross profit was 1.3 million, with a gross margin of 37%. For the six months ended March 31, 2026, gross profit was $2.3 million, with a gross margin of 37%.

We continue to work with co-manufacturing and freight partners to realize future cost savings and improved gross margins. However, gross margins may continue to fluctuate due to inflationary pressures on transportation and raw material costs. We will continue to refine and optimize our pricing strategy to align with market conditions and manage cost pressures.

Operating expenses

Our Selling, general and administrative (“SG&A”) expenses consist of the following:

●	Sales and marketing costs for the three and six months ended March 31, 2026 primarily reflect agency fees and direct marketing associated with supporting the Halo brand portfolio. These expenses include fees paid to third-party marketing and advertising agencies as well as service charges related to external sales and promotional activities. Prior-year comparisons are not meaningful due to the reverse takeover and the discontinuation of the SRx Canada operations. Sales and marketing spend in the three and six months ended March 31, 2026 reflects the Company’s strategic focus on strengthening brand awareness, improving conversion across key e-commerce platforms, and optimizing channel-specific promotional activity, while remaining disciplined in its approach to paid media investment.

●	Employee compensation and benefits for the three and six months ended March 31, 2026 reflect personnel costs associated with the Company’s continuing operations in the Halo pet health and wellness business. These expenses include salaries, wages, benefits, and stock-based compensation for employees supporting operations, marketing, supply chain, and corporate functions. Current-year expense levels represent the ongoing cost structure of the standalone Halo business and are not directly comparable to prior periods.

●	Share-based compensation includes expenses related to equity awards granted to employees and non-employee directors. For the three and six months ended March 31, 2026, share-based compensation reflects the ongoing equity incentive programs of the continuing Halo business, including expense recognition for outstanding awards, new grants issued during the period, and common stock issued for board service. Share-based compensation in the three and six months ended March 31, 2026 also reflects the vesting patterns of historical Better Choice equity awards. Because the Company became the reporting entity following the reverse takeover and the SRx Canada operations were subsequently discontinued, prior-year comparative amounts are not meaningful. Current-year expense therefore represents the continuing cost structure of the standalone Halo business.

●	Freight costs for the three and six months ended March 31, 2026 primarily relate to the shipping and logistics associated with fulfilling customer orders across the Company’s retail and e-commerce sales channels. Freight activity in the current period is primarily driven by shipments to distribution partners, online retailers, and brick-and-mortar customers rather than individual consumer deliveries. Given the changes in the Company’s operating structure following the reverse takeover and the discontinuation of SRx Canada, prior-year comparisons are not meaningful. Current freight costs therefore reflect the ongoing logistics profile of the standalone Halo business.

●	Non-cash charges for the three and six months ended March 31, 2026 primarily consisted of depreciation, amortization, and bad debt expense. Given the impact of the reverse takeover and the discontinuation of the SRx Canada operations, prior-year comparative amounts are not meaningful. Current-year non-cash activity reflects the operating profile of the standalone Halo business.

●	Other general and administrative costs for the three and six months ended March 31, 2026 primarily reflect expenses incurred for professional services, insurance, and corporate compliance activities. The most significant components for the three months ended March 31, 2026 included professional fees — including legal, financial advisory, and other consulting services — totaling approximately $1.4 million and insurance expense of approximately $0.2 million. The most significant components for the six months ended March 31, 2026 included professional fees — including legal, financial advisory, and other consulting services — totaling approximately $3.1 million, insurance expense of approximately $0.4 million, and SEC filing fees of approximately $0.2 million. These costs also include routine corporate expenses such as director fees, state feed registration fees, and information technology support. Given the reverse takeover and the discontinuation of the SRx Canada operations, prior-year comparative amounts are not meaningful. Current-year costs reflect the operating and capital markets activities of the standalone Halo business.

Interest expense, net

Interest expense for the three and six months ended March 31, 2026 primarily reflects interest associated with the ELOC Commitment Note issued in October 2025. The period also includes interest incurred on the July 2025 notes, which were fully written off in October 2025, including all outstanding principal and accrued interest. As a result, no further interest was recognized on those instruments for the remainder of the period.

Income taxes

Our income tax expense now reflects only the tax position of the continuing U.S. operations following the discontinuation and deconsolidation of the SRx Canada business as a result of the CCAA proceedings. Accordingly, the Company’s tax provision is based on estimated U.S. federal and state income taxes, adjusted for nondeductible items and the impact of the valuation allowance.

For the three and six months ended March 31, 2026, the Company recorded no material income tax expense or benefit, resulting in a near-zero effective tax rate. The absence of a significant tax benefit is primarily due to the continued maintenance of a full valuation allowance that fully offsets deferred tax assets arising from current-year losses. Prior-year comparative tax amounts related to the former SRx Canada operations are not indicative of the continuing business and are therefore not meaningful.

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

The Company had no uncertain tax positions as of March 31, 2026 and 2025. We remain subject to examination in the United States for tax years 2021 through 2026.

Non-GAAP Measures

Adjusted EBITDA

We define Adjusted EBITDA to supplement the financial measures prepared in accordance with GAAP. Adjusted EBITDA adjusts EBITDA to eliminate the impact of certain items that we do not consider indicative of our core operations. Adjusted EBITDA is determined by adding the following items to net loss: interest expense, depreciation and amortization, tax expense, share-based compensation, loss on extinguishment of debt, change in fair value of digital assets, change in fair value of equity securities, change in fair value of derivative liabilities, transaction-related expenses, and other non-recurring expenses.

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

The following table presents a reconciliation of net loss, the closest GAAP financial measure, to EBITDA and Adjusted EBITDA for each of the years indicated (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025*	2026	2025*
Net loss	$(6,381)	$—	$(14,995)	$—
Interest expense, net	1,780	—	3,068	—
Depreciation and amortization	(76)	—	(61)	—
Income tax expense	2	—	6	—
EBITDA	(4,675)	—	(11,982)	—
Non-cash share-based compensation (a)	—	—	961	—
Loss on extinguishment of debt	—	—	3,064	—
Change in fair value of digital assets	2,895	—	3,359	—
Change in fair value of equity securities	493	—	493	—
Change in fair value of derivative liabilities	(592)	—	(592)	—
Transaction related (b)	1,164	—	2,767	—
Non-recurring and other expenses (c)	121	—	279	—
Adjusted EBITDA	$(594)	$—	$(1,651)	$—

(a) Non-cash expenses related to equity compensation awards for certain directors, officers and employees for services in their capacity as such.

(b) Represents transaction, financing, treasury, litigation, and other non-recurring corporate costs, including legal, audit, valuation, professional, SEC filing, due diligence, transfer agent, and capital markets-related fees associated with the Company’s financing, treasury, and trading activities, which are not considered part of normal recurring operations.

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

Liquidity and capital resources

Historically, we have financed our operations primarily through debt and equity financing. On March 31, 2026 and September 30, 2025, we had cash and cash equivalents of $20.5 million and $1.3 million, respectively, and short-term investments of $3.0 million and zero, respectively.

A summary of our cash flows is as follows (in thousands):

	Six months ended March 31,
	2026	2025*
Cash flows (used in) provided by:
Operating activities	$(9,549)	$72
Investing activities	(15,493)	3,692
Financing activities	44,276	(3,788)
Net increase (decrease) in cash and cash equivalents	$19,234	$(24)

*Following the reverse merger completed during the fiscal year ended September 30, 2025, the Company’s operating structure changed, and SRx Canada was subsequently discontinued. As a result, prior-year comparative figures reflect the historical operations of SRx Canada. These operations have since been deconsolidated and are reported as discontinued operations.

Cash flows from operating activities

Cash used in operating activities was $9.6 million during the six months ended March 31, 2026 compared to cash provided by operating activities of $0.1 million during the six months ended March 31, 2025. The increase in cash used in operating activities was primarily driven by the net loss of $15.0 million, offset by a $3.4 million change in fair value of digital assets, $3.1 million loss on settlement of debt, and $2.7 million of debt discount amortization.

Cash flows from investing activities

Cash used in investing activities was $15.5 million during the six months ended March 31, 2026 compared to cash provided by investing activities of $3.7 million during the six months ended March 31, 2025. Cash used in investing activities was primarily related to the purchase of digital assets of $16.5 million, partially offset by proceeds from sale of digital assets of $4.8 million, as well as purchases of marketable securities and option positions associated with the Company’s active capital allocation and treasury management activities of $62.8 million, offset by proceeds from sales of marketable securities and option positions of $62.7 million. Additionally, the Company invested approximately net $3.0 million in short-term U.S. Treasury securities as part of its broader treasury management strategy and purchased $1.4 million of a convertible note receivable, as described in Note 6 – Notes receivable.

Cash flows from financing activities

Cash provided by financing activities was $44.3 million during the six months ended March 31, 2026 compared to cash used in financing activities of $3.8 million during the six months ended March 31, 2025. The cash provided by financing activities for the six months ended March 31, 2026 was mainly related to proceeds from the issuance of common stock of $55.1 million and the issuance of convertible preferred stock of $13.2 million, primarily offset by the redemption of Series A convertible preferred stock of $21.8 million.

Contractual Commitments and Obligations

We are contractually obligated to make future cash payments for various items, including debt arrangements and certain purchase obligations. See “Note 8 – Debt” to our interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information about our debt obligations. Our purchase obligations include certain ongoing marketing projects, software subscriptions as well as in-transit or in-production purchase orders with our suppliers, for which amounts vary depending on the purchasing cycle. The majority of our software subscriptions are not under long-term contracts, and we do not have long-term contracts or commitments with any of our suppliers beyond active purchase orders. These purchase obligations were not material as of the date of this Quarterly Report on Form 10-Q.

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

As of March 31, 2026, 299,522,800 shares have been sold under the ELOC.

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

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model, which requires the development of input assumptions, as described in “Note 13 – Share-based compensation”. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of the subjective assumptions described in “Note 13 – Share-based compensation”. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. See “Note 13 – Share-based compensation” to our interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

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

See “Note 11 – Preferred stock, warrants and other equity” and “Note 8 – Debt” to our interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Convertible Notes

The Company’s accounting for its senior secured convertible notes requires the use of significant judgment in applying the guidance in ASC 470-20, ASC 815, and ASC 835. Upon issuance of the Notes on July 7, 2025, management was required to evaluate the economic characteristics and risks of the embedded conversion feature to determine whether it should be separately accounted for. Based on this evaluation, the conversion option did not qualify for equity classification and was bifurcated as a derivative liability measured at fair value. This assessment required consideration of settlement alternatives, the terms of the host debt instrument, and the applicability of scope exceptions under U.S. GAAP. The initial measurement of the Notes also required allocation of proceeds among the debt host contract, the derivative liability, the original issue discount, and issuance costs, each of which impacts the effective interest rate recognized over the life of the Notes. The derivative liability is remeasured at fair value at each reporting date, with changes recorded in earnings, which may produce significant period-to-period volatility. The valuation of the derivative liability incorporates assumptions such as expected volatility, risk-free interest rates, expected term, and market price of the Company’s common shares, all of which involve considerable estimation uncertainty. Changes in these assumptions or market conditions could materially impact the recorded amounts for the Notes, the derivative liability, interest expense, and the Company’s results of operations. See “Note 8 – Debt” to our interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of the three months ended March 31, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective. Notwithstanding this conclusion, we have determined that the condensed consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, those controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed herewith.

EXHIBIT INDEX

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
2.1	Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc. and Bona Vida, Inc.	8-K	333-161943	2.1	05/10/2019
2.2	First Amendment to Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc., and Bona Vida, Inc., dated May 3, 2019	8-K	333-161943	2.2	05/10/2019
2.3	Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC	8-K	333-161943	2.3	05/10/2019
2.4	First Amendment to Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC, dated May 6, 2019	8-K	333-161943	2.4	05/10/2019
2.5	Amended and Restated Stock Purchase Agreement, dated December 18, 2019, by and among the Company, Halo, Purely For Pets, Inc., Thriving Paws, LLC and HH-Halo LP	8-K	333-161943	2.1	12/26/2019
2.6	Agreement and Plan of Merger, dated July 28, 2022, by and among TruPet LLC and Halo, Purely for Pets, Inc.	10-Q	001-40477	2.6	08/11/2022
3.1	Certificate of Incorporation, dated January 1, 2019	10-Q	333-161943	3.1	04/15/2019
3.2	Certificate of Amendment to Certificate of Incorporation, dated February 1, 2019	10-Q	333-161943	3.2	04/15/2019
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 13, 2019	8-K	333-161943	3.1	03/20/2019
3.4	Certificate of Amendment to Certificate of Incorporation, dated April 18, 2019	10-KT	333-161943	3.5	07/25/2019
3.5	Certificate of Amendment to Certificate of Incorporation, dated July 30, 2020	8-K	333-161943	99.1	07/30/2020
3.6	Certificate of Merger of Sport Endurance, Inc. with and into the Company	10-Q	333-161943	3.4	04/15/2019
3.7	Certificate of Amendment to Certificate of Incorporation, dated April 24, 2025	8-K	001-40477	3.6	04/30/2025
3.8	Certificate of Designation for Series A Special Voting Preferred Stock, filed April 24, 2025	8-K	001-40477	3.8	04/30/2025
3.9	Certificate of Designations of Rights and Preferences and Limitations of the Series A Convertible Preferred Stock, filed October 27, 2025.	8-K	001-40477	3.1	10/31/2025
3.10	Certificate of Amendment to Certificate of Incorporation, dated November 19, 2025	8-K	001-40477	3.1	11/20/2025
3.11	Series B Certificate of Designations	8-K	001-40477	3.1	03/18/2026
3.12	Bylaws	10-Q	333-161943	3.5	04/15/2019
4.1†	Better Choice Company Inc. Amended and Restated 2019 Incentive Award Plan	10-K	333-161943	10.19	05/04/2020
4.2†	Form of 2019 Incentive Award Plan Stock Option Agreement	S-1	333-234349	10.7	10/28/2019
10.1†	Form of Indemnification Agreement by and among the Company and its officers and directors	S-1	333-234349	10.8	10/28/2019
10.2	Arrangement Agreement, dated September 3, 2024, between Better Choice Company Inc., and SRx Health Solutions, Inc., as amended December 6, 2024, January 24, 2025 and February 25, 2025	8-K	001-40477	10.1	09/09/2024
10.3	Common Share Purchase Agreement by and between the Company and the buyers named therein, dated July 7, 2025	8-K	001-40477	10.1	07/15/2025
10.4	Registration Rights Agreement by and between the Company and the buyers named therein, dated July 7, 2025	8-K	001-40477	10.2	07/15/2025

10.5	Securities Purchase Agreement, dated as of July 8, 2025, by and among the Company and the investors named therein	8-K	001-40477	10.3	07/15/2025
10.6	Security Agreement, dated as of July 8, 2025, by and between the Company, the Lead Investor and the other parties thereto	8-K	001-40477	10.6	07/15/2025
10.7	Registration Rights Agreement (Convertible Note Financing), dated as of July 8, 2025, by and between the Company and the investors named therein	8-K	001-40477	10.7	07/15/2025
10.8	Kent Cunningham Executive Employment Agreement, dated July 14, 2025	8-K	001-40477	10.1	07/16/2025
10.9	Carolina Martinez Amendment to Executive Employment Agreement, dated July 14, 2025	8-K	001-40477	10.2	07/16/2025
10.10	Settlement, Share Forfeiture and Mutual Release Agreement, dated August 14, 2025	8-K	001-40477	10.1	08/14/2025
10.11	Securities Purchase Agreement dated October 27, 2025 by and among the Company and the investors named therein.	8-K	001-40477	10.1	10/31/2025
10.12	Registration Rights Agreement dated October 31, 2025 by and between the Company and the lead investor named therein.	8-K	001-40477	10.2	10/31/2025
10.13	Amendment dated October 28, 2025 to Common Stock Purchase Agreement dated July 7, 2025 by and between the Company and the investor named therein.	8-K	001-40477	10.3	10/31/2025
10.14	Share Exchange and Asset Transfer Agreement, dated December 16, 2025, by and among the Company and the other parties named therein.	8-K	001-40477	2.1	12/16/2025
10.15	Series B Securities Purchase Agreement	8-K	001-40477	10.1	03/18/2026
10.16	Series B Registration Rights Agreement	8-K	001-40477	10.2	03/18/2026
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text and including detailed tags.
104 *	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (included as Exhibit 101).

†	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed or furnished herewith.
#	Certain schedules and similar attachments to this agreement have been omitted in accordance with Item 601(b)(5) of Regulation S-K. The Company will furnish copies of any schedules or similar attachments to the SEC upon request.
***	Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(b)(10). Such excluded information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRx Health Solutions Inc.

Date: May 14, 2026	By:	/S/ KENT CUNNINGHAM
Kent Cunningham
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2026	By:	/S/ CAROLINA MARTINEZ
Carolina Martinez
Chief Financial Officer (Principal Financial and Accounting Officer)

