Form 10-Q
period 2026-06-30
SRX Global Inc.
filed 2026-08-13
CIK 1471727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-40477

SRX Global Inc. (formerly SRx Health Solutions, Inc.)

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

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 20,265,391 shares of $0.001 par value common stock outstanding as of August 13, 2026.

SRX Global Inc. (formerly SRx Health Solutions, Inc.)

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

SRX Global Inc. (formerly SRx Health Solutions, Inc.)

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net sales	$3,392	$2,673	$9,638	$2,673
Cost of goods sold	2,488	2,642	6,405	2,642
Gross profit	904	31	3,233	31
Operating expenses:
Selling, general and administrative	4,105	8,637	12,042	8,637
Loss from continuing operations	(3,201)	(8,606)	(8,809)	(8,606)
Other expense (income):
Interest expense, net	569	(30)	3,637	(30)
Loss/(Gain) on extinguishment of debt	(469)	—	2,588	—
Change in fair value of digital assets	1,410	—	4,768	—
Change in fair value of equity securities	(12)	—	481	—
Change in fair value of derivative liabilities	(578)	—	(1,170)	—
Bargain purchase gain	—	(1,693)	—	(1,693)
Other income, net	19	(32)	16	(32)
Total other expense, net	939	(1,755)	10,320	(1,755)
Net loss before income taxes	(4,140)	(6,851)	(19,129)	(6,851)
Income tax expense	—	—	6	—
Net loss from continuing operations	(4,140)	(6,851)	(19,135)	(6,851)
Loss from discontinued operations	—	(8,282)	—	(22,894)
Net loss	$(4,140)	$(15,133)	$(19,135)	$(29,745)
Weighted average number of shares outstanding, basic	11,420,008	340,019	5,629,712	322,245
Weighted average number of shares outstanding, diluted	11,420,008	340,019	5,629,712	322,245
Loss per share, basic	$(0.36)	$(44.51)	$(3.40)	$(92.31)
Loss per share, diluted	$(0.36)	$(44.51)	$(3.40)	$(92.31)

See accompanying notes to the unaudited condensed consolidated financial statements.

SRX Global Inc. (formerly SRx Health Solutions, Inc.)

Unaudited Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	June 30, 2026	September 30, 2025
Assets
Current Assets
Cash and cash equivalents	$35,186	$1,309
Restricted cash	1,500	—
Short-term investments	7,502	—
Accounts receivable, net	3,629	3,945
Inventories, net	2,611	2,078
Notes receivable	4,940	—
Digital assets	2,120	—
Investment in equity securities	5,500	—
Prepaid expenses and other current assets	2,254	794
Total Current Assets	65,242	8,126
Fixed assets, net	9	88
Intangible assets, net	79,981	—
Right-of-use assets, operating leases	—	20
Other assets	125	168
Total Assets	$145,357	$8,402
Liabilities & Stockholders’ Equity
Current Liabilities
Accounts payable	$1,277	$2,147
Accrued liabilities	1,091	1,375
Operating lease liability, short-term	—	21
Total Current Liabilities	2,368	3,543
Convertible debt, long-term	—	4,452
Total Liabilities	2,368	7,995
Stockholders’ Equity
Common Stock, $0.001 par value, 5,000,000,000 shares authorized, 19,517,637 & 416,542 shares issued and outstanding as of June 30, 2026, and September 30, 2025, respectively	1,174	31
Preferred Stock, $0.001 par value, 4,000,000 shares authorized, 5,660 & zero shares issued and outstanding as of June 30, 2026 and September 30, 2025, respectively	—	—
Additional paid-in capital, common stock	180,717	23,304
Additional paid-in capital, preferred stock	3,161	—
Accumulated deficit	(42,063)	(22,928)
Total Stockholders’ Equity	142,989	407
Total Liabilities and Stockholders’ Equity	$145,357	$8,402

See accompanying notes to the unaudited condensed consolidated financial statements.

SRX Global Inc. (formerly SRx Health Solutions, Inc.)

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except shares)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Income	Capital	Deficit	Equity
Balance as of September 30, 2024	374,933	$22	$2,399	$12,491	$(70,031)	$(55,119)
Share-based compensation	—	—	—	424	—	$424
Settlement of RSUs	14,941	—	—	(1,924)	—	$(1,924)
Conversion of convertible debt	6,025	—	—	(3,471)	—	$(3,471)
Share issuance	3,734	—	—	—	—	$—
Warrant exercises	1,292	—	—	401	—	$401
Share redemption	(672)	—	—	—	—	$—
Equity issued in business combinations	549	—	—	—	—	$—
Net loss	—	—	—	—	(3,983)	$(3,983)
Balance as of December 31, 2024	400,802	$22	$2,399	$7,921	$(74,014)	$(63,672)
Share-based compensation	21,087	2	—	3,919	—	$3,921
Conversion of convertible debt	1,817	—	—	4,398	—	$4,398
Share issuance for professional services	26,109	1	—	3,088	—	$3,089
Shares issued for settle of accounts payable	30,789	2	—	3,638	—	$3,640
Shares issued for private placement	122	—	—	438	—	$438
Warrant exercises	—	—	—	(401)	—	$(401)
Net loss	—	—	—	—	(10,149)	$(10,149)
Balance as of March 31, 2025	480,726	$27	$2,399	$23,001	$(84,163)	$(58,736)
Capital contributions for settlement of historical related party loans	—	—	—	—	1,352	1,352
Shares redeemed in connection with business combinations*	(438,720)	(26)	—	(7,244)	—	$(7,270)
Share-based compensation, post-merger	14,835	1	—	2,030	—	$2,031
Shares issued for private placement, post-merger	21,333	9	—	8,791	—	$8,800
Shares issued for acquisition costs	26,654	1	—	3,341	—	$3,342
Fair value of shares issued to acquire Better Choice	148,301	9	—	8,930	—	$8,939
Shares repurchased	(1,280)	—	—	(137)	—	$(137)
Warrant exercises	—	—	—	(70)	—	$(70)
Exercise of pre-funded warrants	833	—	—	—	—	$—
Net loss	—	—	—	—	(15,133)	$(15,133)
Foreign currency translation adjustment	—	—	11,482	—	—	$11,482
Cumulative translation adjustment related to discontinued operations	—	—	—	—	(480)	$(480)
Balance as of June 30, 2025	252,682	$21	$13,881	$38,642	$(98,424)	$(45,880)

*	Amounts have been retrospectively adjusted to reflect the capital structure of Better Choice Company Inc., the legal acquirer, in accordance with ASC 805-40. This adjustment reflects the par value difference and restated share count using the agreed upon exchange ratio of 1.76.

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-In Capital -	Additional Paid-In Capital -	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Common	Preferred	Deficit	Equity
Balance as of September 30, 2025	416,542	$31	—	$—	—	$—	$23,304	$—	$(22,928)	$407
Share-based compensation	45,395	3	—	—	—	—	958	—	—	$961
Exercise of prefunded warrants	45,945	—	—	—	—	—	—	—	—	$—
Retraction of exchangeable shares and conversion to common stock	128	—	—	—	—	—	—	—	—	$—
ELOC shares issued	1,139,267	68	—	—	—	—	16,026	—	—	$16,094
ELOC Commitment Note	—	—	—	—	—	—	(20,000)	—	—	$(20,000)
Issuance of Series A convertible preferred stock and warrants	—	—	19	—	—	—		13,963	—	$13,963
Debt extinguishment and Series A issuance	—	—	—	—	—	—	713	—	—	$713
Net loss	—	—	—	—	—	—	—	—	(8,614)	$(8,614)
Balance as of December 31, 2025	1,647,277	$102	19	$—	—	$—	$21,001	$13,963	$(31,542)	$3,524
Warrant exercises	152,639	9	—	—	—	—	(9)	—	—	$—
Retraction of exchangeable shares and conversion to common stock	1,466	—	—	—	—	—	—	—	—	$—
ELOC shares issued	4,992,047	300	—	—	—	—	38,670	—	—	$38,970
Conversion of Series A convertible preferred stock	140,178	8	(2)	—	—	—	1,199	(1,207)	—	$—
Redemption and cancellation of Series A convertible preferred stock	—	—	(17)	—	—	—	(8,767)	(13,006)	—	$(21,773)
Issuance of Series B convertible preferred stock and warrants	—	—		—	5,660	—	742	3,211	—	$3,953
Share repurchase	(857)	—	—	—	—	—	(7)	—	—	$(7)
Net loss	—	—	—	—	—	—	—	—	(6,381)	$(6,381)
Balance as of March 31, 2026	6,932,750	$419	—	$—	5,660	$—	$52,829	$2,961	$(37,923)	$18,286
Conversion of ELOC Commitment Note	4,156,959	249	—	—	—	—	23,071	—	—	$23,320
Warrant exercises	161,285	10	—	—	—	—	367	—	—	$377
EMJX consideration shares issued	4,718,937	283	—	—	—	—	79,392	—	—	$79,675
ELOC shares issued	3,547,706	213	—	—	—	—	25,058	—	—	$25,271
Proceeds from prior-period issuance of Series B Preferred Stock	—	—	—	—	—	—	—	200	—	$200
Net loss	—	—	—	—	—	—	—	—	(4,140)	$(4,140)
Balance as of June 30, 2026	19,517,637	$1,174	—	$—	5,660	$—	$180,717	$3,161	$(42,063)	$142,989

See accompanying notes to the unaudited condensed consolidated financial statements.

SRX Global Inc. (formerly SRx Health Solutions, Inc.)

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine Months Ended
	June 30,
	2026	2025
Cash Flow from Operating Activities:
Net loss	$(19,135)	$(6,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	(46)	309
Non-cash fixed assets adjustment	75	—
Bargain purchase gain	—	(1,693)
Gain on disposal of assets, net	(13)	—
Share-based compensation	961	2,032
Debt discount amortization	3,320	—
Equity offering-related parties	—	3,342
Bad debt expense	(39)	—
Income tax provision	6	—
Change in fair value of digital assets	4,768	—
Change in fair value of equity securities	481	—
Change in fair value of derivative liabilities	(1,170)	—
Loss on settlement of debt	2,588	—
Other	(1)	2
Changes in operating assets and liabilities:
Accounts receivable, net	355	460
Inventories, net	(533)	624
Prepaid expenses and other assets	(1,417)	(773)
Accounts payable	(870)	(594)
Accrued liabilities	165	1,369
Cash Used in Operating Activities	$(10,505)	$(1,773)

Cash Flow from Investing Activities:
Acquisition of EMJX	(306)	—
Short-term investments, net	(7,502)	—
Purchase of digital assets	(16,468)	—
Proceeds from sale of digital assets	9,580	—
Purchase of equity securities	(5,240)	—
Proceeds from sale of equities and option contracts (active trades)	159,200	—
Purchases of equities and option contracts (active trades)	(158,575)	—
Purchase of convertible note receivable	(6,377)	—
Cash paid to SRx Canada	—	(3,400)
Proceeds from sale of convertible note receivable	1,500	—
Cash Used in Investing Activities	$(24,188)	$(3,400)

Cash Flow from Financing Activities:
Proceeds from issuance of common stock	80,335	—
Proceeds from issuance of convertible preferred stock	13,440	—
Redemption of Series A convertible preferred stock	(21,773)	—
Repayment of convertible debt	(1,623)	—
Cash paid for financing costs	(625)	—
Proceeds from warrant exercises	323	—
Repurchase of common stock	(7)	—
Proceeds from short-term borrowings	—	550
Proceeds from Wintrust facility	—	859
Payments on Wintrust facility	—	(1,662)
Proceeds from PIPE	—	8,800
PIPE out	—	(8,800)
Payments for share repurchase	—	(137)
Cash Provided by (Used in) Financing Activities	$70,070	$(390)

Net cash provided by (used in) continuing operations	$35,377	$(5,563)
Net cash provided by discontinued operations	—	6,253
Net increase in cash and cash equivalents	35,377	690
Effect of foreign currency translation adjustments	—	116
Total cash and cash equivalents, beginning of period	1,309	106
Total cash and cash equivalents, end of period	$36,686	$912

Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—
Disclosure of non-cash financing activities:
Convertible note settled via reduction in equity consideration	$—	$1,705

See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of business and summary of significant accounting policies

Nature of the business

SRx Global Inc. (formerly SRx Health Solutions and prior to that Better Choice Company, Inc.) and its subsidiaries are together referred to in these consolidated financial statements as the “Company.”

On June 18, 2026, the Company changed its legal name from “SRx Health Solutions, Inc.” to “SRX Global Inc.” The Company’s stock will remain trading on the NYSE under the ticker symbol “SRXH.”

The Company legal name change coincided with the completion of the Company’s acquisition of EMJ Crypto Technologies Inc. (“EMJC”), CCC Crypto Corp., and related intellectual property assets, pursuant to which the Company acquired a proprietary artificial intelligence-driven digital-asset treasury management platform. In connection with the acquisition, the Company shifted its strategic focus from its historical pet health and wellness business, conducted under the Halo brand, to an AI-enabled investment platform focused on digital-asset treasury management and related high-conviction investment strategies, while continuing to operate its legacy Halo pet health and wellness business, as further described in Note 2 – Asset acquisition.

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

Effective during the year ended September 30, 2025, the Company made the strategic decision to discontinue the operations of its Canadian pharmacy and healthcare services business conducted through SRx Canada. On August 12, 2025, SRx Canada initiated restructuring proceedings under the Companies’ Creditors Arrangement Act (“CCAA”) in Canada. As a result, the SRx healthcare business is classified and presented as a discontinued operation in these consolidated financial statements in accordance with ASC 205-20. The CCAA proceedings relate exclusively to the discontinued SRx Canada healthcare business and do not impact the Company’s continuing pet food and pet wellness operations. Following the discontinuation, the Company’s continuing operations consist solely of its premium pet health and nutrition products segment operated through Halo, Purely for Pets, Inc. Additional information regarding the discontinued operations, CCAA proceedings, and the associated financial reporting impacts is provided in Note 22 – Discontinued operations.

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

On August 21, 2025, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Halo Spin-Out SPV, whereby the Company acquired the 17% interest of Halo previously held by SPV in exchange for the issuance of 82,500 shares of the Company’s common stock. Following the transaction, the Company owns 100% of Halo. This transaction is accounted for as an equity transaction and did not result in a change to the Company’s total controlling interest of Halo.

Statement of Compliance

The Company’s condensed consolidated financial statements are prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reports and accounting principles generally accepted in the U.S.(“GAAP”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2026 are not necessarily indicative of the results that may be expected for any other reporting period.

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

NYSE American Listing Compliance and Reverse Stock Split

On June 23, 2026, the Company was informed by the NYSE American LLC (the “NYSE American”) that it was not in compliance with the continued listing standards set forth in Section 1003(f)(v) of the NYSE American Company Guide, which relates to low selling price per share for a substantial period of time. The Company’s common stock closed below $0.10 on June 23, 2026, and NYSE American halted trading of the Company’s common stock, with the halt to continue until the Company effectuated a reverse stock split.

In response, on June 24, 2026, the Company announced its plan to proceed with a 1-for-60 reverse stock split of its issued and outstanding shares of common stock, par value $0.001 per share, as a measure the Company believes is necessary and in the best interests of the Company and its stockholders to regain compliance with NYSE American’s continued listing standards. The reverse stock split became effective July 6, 2026. See Note 23 – Subsequent events, for discussion of the reverse stock split.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the ordinary course of business. The Company has historically incurred operating losses and experienced negative operating cash flows; however, management has implemented actions to improve liquidity and operating performance, including cost-reduction initiatives, margin improvement measures, and securing additional financing, as further described in Note 10 – Debt.

After considering these actions and the Company’s cash flow forecasts for the twelve months following the issuance of these consolidated financial statements, management believes the Company will have sufficient liquidity to meet its obligations as they become due. Accordingly, management has determined that there are no material uncertainties that cast doubt on the Company’s going concern status, and management has a reasonable expectation that the Company has adequate resources to continue in operational existence beyond June 30, 2026, and the condensed consolidated financial statements continue to be prepared using the going concern assumption.

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

The Company cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Accordingly, it is difficult to predict how such actions may impact the Company’s business, or the business or habits of its customers. The Company’s business operations, as well as the businesses of its customers on which it is substantially dependent, are located in countries at risk for escalating trade disputes, including the U.S. Any resulting trade wars could have a significant adverse effect on world trade and could adversely impact the Company’s condensed consolidated financial condition, results of operations and cash flows.

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three and nine months ended June 30, 2026 and 2025, the financial position as of June 30, 2026 and September 30, 2025 and the cash flows for the nine months ended June 30, 2026 and 2025.

Summary of significant accounting policies

For additional information, please refer to the most recently filed Annual Report regarding the Company’s summary of significant accounting policies.

Asset acquisition

The Company evaluates each acquisition to determine whether the acquired set of assets and activities meets the definition of a business under ASC 805. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, or when the acquired set does not otherwise meet the definition of a business, the transaction is accounted for as an asset acquisition under ASC 805-50, Business Combinations — Related Issues.

The cost of an asset acquisition is measured as the total consideration transferred, including the fair value of any equity securities issued, plus direct transaction costs incurred to effect the acquisition. Direct transaction costs are capitalized as part of the cost of the assets acquired, rather than expensed as incurred.

The total cost of the acquisition is allocated to the identifiable assets acquired and liabilities assumed on a relative fair value basis. If the fair value of the identifiable net assets acquired cannot be individually and reliably measured for each asset, any excess of the total consideration over the fair value of the other identifiable net assets acquired is allocated to the remaining identifiable assets, typically the asset representing the primary economic substance of the transaction, on a relative fair value basis.

No goodwill is recognized in an asset acquisition, and any excess or shortfall between consideration transferred and the fair value of identifiable net assets is captured entirely within the allocation to the identifiable assets acquired.

At the acquisition date, the Company assesses the classification and designation of the financial assets and liabilities assumed based on the contractual terms, economic conditions, and other relevant factors, including embedded derivatives in host contracts.

Following initial recognition, the assets acquired are subsequently accounted for in accordance with the accounting policies applicable to that asset class. In connection with the Transaction between the Company and EMJC described in Note 2 – Asset acquisition, substantially all consideration was preliminarily allocated to identifiable intangible assets, as the fair value of the other assets acquired and liabilities assumed did not approximate the total consideration transferred.

Cash and cash equivalents

Cash and cash equivalents include demand deposits held with banks and highly liquid investments with original maturities of ninety days or less at acquisition date. Cash and cash equivalents are stated at cost, which approximates fair value because of the short-term nature of these instruments.

Short-term investments

Short-term investments consist primarily of investments in highly liquid U.S. Treasury securities with original maturities generally ranging up to approximately six months at acquisition date. The Company’s short-term investment portfolio is managed on a rolling maturity basis, with substantially all holdings expected to mature within six months of the balance sheet date. As of June 30, 2026, the Company held approximately $7.5 million of short-term investments and approximately $1.5 million are expected to mature by September 30, 2026. Due to the short-term nature and highly liquid characteristics of these investments, carrying value approximates fair value. Short-term investments are classified within current assets on the condensed consolidated balance sheets.

Interest income earned on short-term investments is recognized within interest income on the condensed consolidated statements of operations. Realized and unrealized gains and losses associated with short-term investments are recognized within other income, net on the condensed consolidated statements of operations. During the three and nine months ended June 30, 2026, the Company recognized less than $0.02 million of net unrealized losses and less than $0.01 million of net unrealized losses, respectively, associated with short-term investments.

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

The Company recorded approximately zero and $0.1 million allowance for credit losses as of June 30, 2026 and September 30, 2025, respectively.

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

This policy applies to inventories held in continuing operations. Inventories related to the discontinued Health Solutions segment, previously consisting of SRx Canada pharmacy operations, are classified as assets of discontinued operations and are disclosed separately in Note 22 – Discontinued operations.

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

Fixed assets

Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, and depreciation expense is included within SG&A expense. Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of fixed assets that are retired or otherwise disposed of and the related accumulated depreciation are removed from the fixed asset accounts in the year of disposal, and the resulting gain or loss is included in SG&A expense.

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

Intangible assets

The Company’s intangible assets consist of acquired intellectual property that has been determined to have an indefinite useful life. The Company evaluates whether an intangible asset has an indefinite useful life based on the absence of legal, regulatory, contractual, competitive, or other economic factors that limit the period over which the asset is expected to contribute to cash flows, as well as the Company’s ability to renew or maintain the associated rights indefinitely.

Intangible assets are initially measured at fair value on the acquisition date. For assets acquired through an asset acquisition, cost is based on the fair value assigned at the acquisition date, as described in Note 2 – Asset acquisition.

After initial measurement, indefinite-lived intangible assets are carried at cost less accumulated impairment losses and are not amortized. Rather, the Company tests such assets for impairment at least annually, and more frequently if events or circumstances indicate that the carrying value may be impaired. The Company assesses indefinite-lived intangible assets for impairment by comparing the asset’s carrying value to its estimated fair value. If the carrying value exceeds its fair value, an impairment loss is recognized in the statement of operations for the excess of carrying value over fair value, generally determined using a discounted cash flow or market approach with Level 3 inputs. Previously recognized impairment losses are not reversed in subsequent periods.

The Company reassesses the indefinite useful life determination each reporting period. If events or circumstances indicate that the asset no longer has an indefinite useful life, the Company will estimate a finite useful life and begin amortizing the asset prospectively over its remaining estimated useful life, with any resulting impairment recognized at the date of the change in determination.

Investments in equity securities

The Company’s investments in equity securities represent minority interests in other entities over which the Company does not have a controlling financial interest or significant influence. Equity securities are accounted for in accordance with ASC 321, Investments - Equity Securities.

The Company holds investments in marketable equity securities that are publicly traded, such as common stock. Equity securities with readily determinable fair values are measured at fair value, with changes in fair value recognized in net income each period. These marketable equity securities are classified within investment in equity securities on the condensed consolidated balance sheet with gains and losses recognized in change in fair value of equity securities on the condensed consolidated statements of operations.

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

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Hedge accounting does not apply to the Company’s derivatives. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings as a component of other income.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations. The Pre-Funded and Representative Warrants (as defined in Note 13 – Preferred stock, warrants and other equity) are equity classified.

Income taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the condensed consolidated financial statements and tax bases of assets and liabilities and for loss and credit carryforwards using enacted tax rates anticipated to be in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that some or all the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of June 30, 2026 and September 30, 2025, the Company does not have any significant uncertain income tax positions. If incurred, the Company would classify interest and penalties on uncertain tax positions as income tax expense.

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

The accounting policies for revenue recognition in the Consumer Products segment are consistent with those described above and in the accompanying condensed consolidated financial statements.

Cost of goods sold

Cost of goods sold consists primarily of the cost of product obtained from co-manufacturers, packaging materials, freight costs for shipping inventory to the warehouse, as well as third-party warehouse and order fulfillment costs.

Advertising

The Company charges advertising costs to expense as incurred and such charges are included in selling, general and administrative (“SG&A”) expense. The Company’s advertising expenses consist primarily of online advertising, search costs, email advertising and radio advertising. In addition, the Company reimburses its customers and third parties for in-store activities and records these costs as advertising expenses. Advertising costs were $0.7 million for the three months ended June 30, 2026 and $1.5 million for the nine months ended June 30, 2026.

Share-based compensation

Share-based compensation awards are measured at their estimated fair value on each respective grant date. The Company recognizes share-based payment expenses over the requisite service period. The Company’s share-based compensation awards are subject only to service-based vesting conditions. Pursuant to ASC 718-10-35-8, the Company recognizes compensation cost for stock awards with only service conditions that have a graded vesting schedule on a straight-line basis over the service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Forfeitures are recognized as they occur.

Share repurchases

In April 2024, the Company’s board of directors authorized and approved a stock repurchase plan (the “Repurchase Plan”) for up to $5.0 million of the currently outstanding shares of the Company’s common stock through December 31, 2024. Repurchased shares are immediately retired and returned to unissued status. On April 17, 2025, the Repurchase Plan was reinstated and authorization increased to $6.5 million. During the three months ended June 30, 2026, zero shares were repurchased.

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

The Company has no operating leases as of June 30, 2026.

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

Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments recognized on the condensed consolidated balance sheets consist of cash and cash equivalents, restricted cash, short-term investments, trade accounts receivable, notes receivable, digital assets, investment in equity securities (marketable and non-marketable), derivative assets and liabilities, accounts payable, convertible debt, accrued liabilities and other liabilities.

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

As of September 30, 2025, the Company reported a single reportable segment, Consumer Products, which includes the legacy Halo pet food business. As of June 30, 2026, following the acquisition of EMJX, the Company reports two reportable segments, Consumer Products and EMJX. The Consumer Products segment operates primarily in the United States and includes dry food, wet food, treats, and other premium pet products. The EMJX segment consists of the Company’s digital-asset treasury management platform and related investment strategy, including the use of artificial intelligence-driven technology to support capital allocation, hedging, and investment decision-making. The Health Solutions operations, previously reported as a separate segment, have been classified as discontinued operations as further described in Note 22 – Discontinued operations.

The Consumer Products and EMJX segments reflect the Company’s internal management structure and are evaluated by the CODM based on their operational models, economic characteristics, and financial performance. The accounting policies of the segments are consistent with those described in the accompanying condensed consolidated financial statements. See Note 19 – Segment information.

Discontinued operations

The Company classifies a component of its business as a discontinued operation when the operations and cash flows of the component can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company, and the component represents a strategic shift that will have a major effect on the Company’s operations and financial results.

Upon classification as a discontinued operation, the results of operations, cash flows, and related assets and liabilities of the component are presented separately in the condensed consolidated financial statements for all periods presented in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations. Gains or losses on the disposal of discontinued operations, including any adjustments to reflect the fair value less costs to sell of net assets, are recognized in the period in which the disposal occurs.

The Company assesses whether any of the assets or liabilities of the discontinued operation are impaired at the date of classification and recognizes any required adjustments in the condensed consolidated financial statements. Subsequent changes in estimates or outcomes related to discontinued operations are recognized in the period of the change.

New Accounting Standards

Recently adopted

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which establishes accounting guidance for crypto assets that meet specified criteria, including that they are (i) intangible, (ii) created or reside on a distributed ledger, (iii) secured through cryptography, and (iv) fungible. The crypto assets, or digital assets, acquired by the Company during the three months ended December 31, 2025 meet these criteria. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The Company adopted the standard beginning with the three months ended December 31, 2025. As a result of the adoption, the Company did not have a cumulative-effect adjustment as the Company did not have any digital assets prior to January 1, 2025. In the three and nine months ended June 30, 2026, the digital assets are recognized at fair value.

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

Note 2 – Asset acquisition

On June 16, 2026, the Company completed a transaction with EMJ Crypto Technologies Inc., a corporation organized under the laws of Ontario, Canada (“EMJC”), pursuant to a Share Exchange and Asset Transfer Agreement, dated December 16, 2025, and amended on March 11, 2026 and June 17, 2026 (as amended, the “Transfer Agreement”), by and among the Company, EMJC, CCC Crypto Corp., a Delaware corporation (“CCC Crypto”), 1001440571 Ontario Inc., a corporation organized under the laws of Ontario, Canada and an indirect wholly-owned subsidiary of the Company (“ExchangeCo”), and the other parties thereto (the “Transaction”).

At the closing of the Transaction (the “Closing”), the Company acquired 100% of the issued and outstanding equity interests of each of EMJC and CCC Crypto, and a 100% direct and indirect ownership interest in all intellectual property rights (the “IP Asset”), consisting of the EMJX proprietary artificial intelligence treasury operating platform and associated intellectual property rights, including the underlying software, source code, algorithms, machine learning models, methodologies, trade secrets, know-how and related proprietary technology, as defined in the Transfer Agreement.

As consideration, the Company issued to EMJC and certain other parties to the Transaction an aggregate of (i) 4,718,937 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), (ii) 1,954,470 exchangeable shares of ExchangeCo (the “Exchangeable Shares”) which are exchangeable for shares of Common Stock on a one-for-one basis, and (iii) warrants (the “Pre-Funded Warrants”) to purchase 492,984 shares of Common Stock.

The shares of Common Stock issued at the Closing, and the shares of Common Stock issuable upon the exchange or exercise of the Exchangeable Shares and Pre-Funded Warrants issued at the Closing, have been registered under the Securities Act of 1933, as amended (the “Securities Act”) in a Registration Statement on Form S-4 declared effective by the SEC on May 7, 2026.

In connection with the Closing, the Company changed its name to “SRX Global Inc.” and entered into a services agreement with Eric M. Jackson, the founder of EMJX, pursuant to which Mr. Jackson provides services related to the operation of the EMJX platform and serves as President of EMJX and Head of Asset Management.

The Transaction was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations — Related Issues, under which the cost of the asset acquisition was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the Closing date.

The Transaction involved the acquisition of assets from EMJC and CCC Crypto, which have been combined and treated as a single asset group (“EMJX”) for purposes of the purchase price allocation presented herein.

As a result, no goodwill was recognized, and the excess of the purchase price over the fair value of identifiable net assets acquired was allocated to the identifiable assets acquired on a relative fair value basis.

The fair value of the equity consideration transferred in the Transaction was $79.7 million. Additionally, the Company incurred direct acquisition-related transaction costs of $0.3 million, consisting primarily of legal, accounting and other professional fees, incurred in connection with the Closing and thus were capitalized as part of the cost of the assets acquired. Accordingly, the total purchase price for accounting purposes was $80.0 million

The following table presents the summary allocation of the $80.0 million purchase price to the net assets acquired as of the Closing date of June 16, 2026 (in thousands):

June 16, 2026
Common stock	$79,675
Cash	$306
Total consideration	$79,981

Intangible assets	79,981
Total assets acquired	$79,981

Net assets acquired	$79,981

Refer to Note 9 – Intangible assets, for further discussion of the useful life, amortization method, and carrying value of the intellectual property – developed technology asset acquired in the Transaction.

Note 3 – Revenue

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

Information about the Company’s net sales by revenue channel is as follows (in thousands):

	Three months ended June 30,				Nine months ended June 30,
	2026		2025		2026		2025
Digital (1)	$2,267	67%	$1,735	65%	$7,722	80%	$1,735	65%
International (2)	1,081	32%	613	23%	1,433	15%	613	23%
Brick & Mortar (3)	44	1%	325	12%	483	5%	325	12%
Net Sales (4)	$3,392	100%	$2,673	100%	$9,638	100%	$2,673	100%

(1)	The Company’s Digital channel includes two wholesale customers that amounted to greater than 10% of the Company’s total net sales for the three and nine months ended June 30, 2026 and June 30, 2025. Net sales represented $2.2 million and $7.5 million of net sales for the three and nine months ended June 30, 2026. Net sales represented $1.7 million of net sales for both the three and nine months ended June 30, 2025.

(2)	One of the Company’s International customers amounted to greater than 10% of the Company’s total net sales, representing $0.8 million and $1.1 million of net sales for the three and nine months ended June 30, 2026, respectively. For the three and nine months ended June 30, 2025, one of the Company’s International customers amounted to greater than 10% of the Company’s total net sales, representing $0.4 million in each period.

(3)	None of the Company’s Brick & Mortar customers represented greater than 10% of net sales for either the three and nine months ended June 30, 2026 and June 30, 2025.

(4)	Prior period amounts have been presented only for Better Choice Company, Inc., as the prior year operations of SRX Canada have been deconsolidated and are presented as discontinued operations. Accordingly, the results for the three and nine months ended June 30, 2026 and June 30, 2025, reflect only the continuing operations of BTTR and Halo and are not comparable to prior periods.

Note 4 - Inventories

Inventories are summarized as follows (in thousands):

	June 30, 2026	September 30, 2025
Food, treats and supplements	$2,185	$1,536
Inventory packaging and supplies	426	542
Total	$2,611	$2,078

Note 5 – Digital assets

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

As of June 30, 2026, the Company held the following crypto assets (dollars in thousands):

	Quantity	Cost Basis	Market Value
Ethereum	1,352	$4,051	$2,120

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

The following table summarizes the Company’s digital asset purchases and unrealized gains (losses) for the period (dollars in thousands):

	Three Months Ended June 30, 2026	Nine Months Ended June 30, 2026
Beginning balance of digital assets	$8,333	$—
Purchases	—	16,468
Proceeds from sale	(4,803)	(9,580)
Change in fair value	(1,410)	(4,768)
Ending balance of digital assets	$2,120	$2,120

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

Note 6 – Derivatives and hedging activities

The Company enters into exchange-traded option contracts for investment and risk management purposes. As of June 30, 2026, the Company had no open derivative position, and the aggregate net fair value of derivative instruments was zero. These option contracts are classified as derivative liabilities and are presented within accrued liabilities on the condensed consolidated balance sheet.

The Company sells these options to gain and enhance exposure to the underlying assets. Because these instruments do not qualify for hedge accounting, changes in their fair value are recognized directly in earnings. For the three and nine months ended June 30, 2026, the Company recognized net gains of approximately $0.6 million and $1.2 million from derivative instruments, reflecting changes in the fair value of open option positions and realized gains and losses from option settlements and expirations. These amounts are recognized in change of fair value of derivative liabilities in the condensed consolidated statement of operations. The Company does not separately present realized and unrealized gains and losses for derivative instruments, as changes in fair value represent the primary measure of derivative performance under ASC 815.

The table below presents the fair value and quantity of the Company’s derivative financial instruments, included within accrued liabilities on the condensed consolidated balance sheet as of June 30, 2026 and September 30, 2025 (dollars in thousands):

	As of June 30, 2026		As of September 30, 2025
	Fair Value	Number of Contracts	Fair Value	Number of Contracts
Equity contracts	$—	—	$—	—
Commodities contracts	—	—	—	—
Interest rate products	—	—	—	—
Crypto currency contracts	—	—	—	—
Total derivatives not designated as hedging instruments	$—		$—

The table below presents gains (losses) recognized in the condensed consolidated statement of operations related to the Company’s derivative financial instruments (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Equity contracts	$276	—	$326	—
Commodities contracts	190	—	290	—
Interest rate products	17	—	16	—
Crypto currency contracts	96	—	538	—
Total	$578	—	$1,170	—

Note 7 – Notes receivable

March 2026 Convertible Note Receivable

On March 12, 2026, the Company entered into a convertible promissory note agreement in an arm’s-length transaction pursuant to which the Company purchased a convertible note receivable with a gross principal amount of $1.5 million (the “March 2026 Convertible Note Receivable”). The note bore interest at 10% per annum, had a stated maturity date of October 30, 2026, and was issued with an original issue discount (“OID”) of $0.1 million, resulting in net cash paid of $1.4 million at issuance.

The Convertible Note Receivable includes a voluntary conversion feature permitting the holder, at its option, to convert all or a portion of the outstanding principal and accrued interest under the note into ordinary shares of the issuer at a conversion price equal to the lower of (i) the fair market value of the issuer’s ordinary shares as determined by an independent appraisal firm agreeable to the holder or (ii) a valuation derived from a negotiated enterprise value of $80.0 million calculated on a fully diluted basis. The Company evaluated the convertible feature of the note under ASC 815 and determined that separate bifurcation accounting was not required. Accordingly, the convertible note was recorded at its initial carrying amount, net of the OID, with the OID accreted to interest income over the term of the note using the effective interest method.

On June 9, 2026, the Company sold the March 2026 Convertible Note Receivable to a third-party in an arm’s-length transaction for cash consideration equal to the outstanding principal amount of the note plus reimbursement of origination fees incurred by the Company at issuance. Separately, the Company received payment of all accrued and unpaid interest on the note from the issuer through the sale date. No other assets of the Company were transferred as part of this transaction.

Upon the sale, the Company derecognized the March 2026 Convertible Note Receivable, along with the associated unaccreted OID, from its condensed consolidated balance sheet, as the transfer met the criteria for sales under ASC 860, including surrender of control over the note. The excess of the consideration received over the note’s carrying value resulted in a gain on sale of approximately $0.1 million, which is included in other income, net in the Company’s condensed consolidated statement of operations for the three and nine months ended June 30, 2026.

For the period from issuance through the sale date, the Company recognized approximately $0.1 million of interest income related to the March 2026 Convertible Note Receivable, comprised of contractual interest and accretion of the OID. In the aggregate, the sale and related interest resulted in a net positive impact to the Company’s results of operations of approximately $0.1 million for the three and nine months ended June 30, 2026, consisting of $0.07 million of interest income and $0.06 million of gain on sale.

Following the sale, the Company has no continuing involvement with, or remaining exposure to, the March 2026 Convertible Note Receivable, and no allowance for credit losses is applicable as of June 30, 2026.

April 2026 Convertible Note Receivable

On April 24, 2026, the Company purchased a convertible promissory note with a principal amount of $1.2 million (the “April 2026 Note Receivable”). The April 2026 Note Receivable bears interest at 10% per annum and matures on December 31, 2026, unless earlier converted or repaid. The note is senior in right of payment to the borrower’s common stock and any outstanding SAFE instruments, and ranks pari passu with the borrower’s other senior unsecured indebtedness.

The April 2026 Note Receivable contains provisions that permit or require conversion into equity securities of the borrower upon certain financing, listing, maturity or corporate transaction events. The Company evaluated the embedded conversion and settlement features under ASC 815-15 and determined that bifurcation was not required. The Company did not elect the fair value option under ASC 825 and subsequently measures the note receivable at amortized cost.

As of June 30, 2026, the April 2026 Note Receivable had a carrying value of $1.2 million and accrued interest receivable of $0.02 million, both classified within notes receivable in the Company’s condensed consolidated balance sheet. The Company evaluated the note receivable for expected credit losses in accordance with ASC 326 and determined that no allowance for credit losses was required as of June 30, 2026.

May 2026 Loan Agreement

On May 27, 2026, the Company entered into a loan agreement in an arm’s-length transaction pursuant to which the Company, as lender, advanced a loan with a gross principal amount of approximately $2.4 million (the “May 2026 Loan Agreement”) to the borrower. The loan is denominated in British pounds sterling, and the U.S. dollar amounts reflect translation at the exchange rate in effect on the funding date. The loan bears interest at a fixed rate of 12% per annum, subject to a minimum of four months’ interest regardless of prepayment, and matures 360 days from the funding date (the “Maturity Date”) unless earlier repaid.

The loan was issued with an original issue discount (“OID”) consisting of approximately $0.03 million, resulting in net cash advanced to the borrower of approximately $2.3 million at funding. The OID is presented as a deduction from the principal balance and is accreted to interest income over the term of the loan using the effective interest method. An additional fee equal to 2% of the loan amount is payable upon repayment. The loan is secured by a pledge of 100% of the borrower’s issued share capital, granted by the borrower’s parent and sole shareholder, together with an assignment of the parent’s rights under subordinated loans made to the borrower.

The Company accounts for the May 2026 Loan Agreement at amortized cost, net of the unaccreted OID. As of June 30, 2026, the note receivable had a carrying value of $2.3 million and accrued interest receivable of less than $0.1 million, together totaling $2.4 million, both classified within notes receivable in the Company’s condensed consolidated balance sheet.

Because the loan is denominated in British pounds sterling and the Company’s functional currency is the U.S. dollar, the note receivable and related accrued interest are remeasured into U.S. dollars at the spot exchange rate as of each balance sheet date in accordance with ASC 830-20, with the resulting gain or loss recognized in earnings. For the three months ended June 30, 2026, the Company recognized interest income of $0.03 million and a foreign currency transaction loss of $0.05 million associated with the loan.

The Company evaluated the note receivable for expected credit losses in accordance with ASC 326 and determined that no allowance for credit losses was required as of June 30, 2026.

May 2026 Convertible Note Receivable

On May 28, 2026, the Company entered into a convertible grid promissory note agreement in an arm’s-length transaction to pursuant to which the Company, as lender, advanced approximately $0.8 million in cash to the borrower (“Original Note”). The Original Note bore interest at 10% per annum and matured on May 28, 2027. The Original Note had a face principal amount of approximately $0.9 million and was issued with an original issue discount (“OID”) of approximately $0.2 million

On June 23, 2026, the Company and the borrower amended and restated the Original Note in its entirety (as amended, the “May 2026 Note Receivable”), pursuant to which the Company advanced an additional approximately $0.7 million in cash to the borrower, increasing the aggregate cash advanced to approximately $1.4 million. The May 2026 Note Receivable continues to bear interest at 10% per annum and matures of May 28, 2027, with interest payable at maturity in cash or, at the Company’s election, in shares of the borrower’s common stock. Following the additional funding, the May 2026 Note Receivable had an aggregate face principal amount of approximately $1.8 million, reflecting aggregate contractual OID of approximately $0.4 million.

The May 2026 Note Receivable includes a conversion feature permitting the Company to convert outstanding principal and accrued interest into shares of the borrower’s common stock at a conversion price equal to the lower of a fixed floor price or a discount to the borrower’s recent trading price, with the number of shares and, under certain circumstances, related cash settlement amounts varying based on the borrower’s future stock price. The Company evaluated the embedded features under ASC 815-15 and concluded that the conversion feature requires bifurcation from the debt host. Accordingly, the Company accounts for the conversion feature and related equity-linked settlement provisions as a single compound embedded derivative asset. The derivative asset is measured at fair value upon initial recognition and subsequently at each reporting date, with changes in fair value recognized in earnings. The debt host is initially measured as the residual after allocation of the derivative asset and is subsequently measured at amortized cost. The resulting discount, consisting of the contractual OID and the amount attributable to the initial derivative allocation, is accreted to interest income over the contractual term using the effective interest method.

As of June 30, 2026, the note receivable consisted of a debt host with a carrying value of $1.8 million and a derivative asset of $0.3 million, both classified within notes receivable in the Company’s condensed consolidated balance sheet.

The Company estimated the fair value of the derivative asset using a probability-weighted valuation methodology that considered the potential settlement outcomes and related economic payoff of the embedded features. The embedded features are valued together and presented as a single compound derivative asset.

The Company evaluated the debt host component of the note receivable for expected credit losses in accordance with ASC 326. As of June 30, 2026, based on consideration of the borrower’s financial condition and other relevant factors, the Company determined that no allowance for credit losses was required.

Note 8 - Fixed assets

Fixed assets consist of the following (in thousands):

	Estimated Useful Life	June 30, 2026	September 30, 2025
Equipment	2 - 5 years	$19	$124
Furniture and fixtures	2 - 5 years	—	214
Computer software	2 - 3 years	13	202
Total property and equipment		32	540
Accumulated depreciation		(23)	(452)
Net property and equipment		$9	$88

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

Depreciation expense was $0.01 million and $(0.05) million for the three and nine months ended June 30, 2026, respectively.

Note 9 – Intangible assets

Intangible assets consisted of the following (in thousands):

June 30, 2026
Intellectual property - developed technology	$79,981

On June 16, 2026, the Company acquired developed technology for total consideration of $80.0 million, as described in Note 2 – Asset acquisition. The developed technology was recorded at its fair value on the acquisition date.

The developed technology represents EMJX’s proprietary AI-driven digital asset treasury operating system, designed to manage multi-asset digital holdings using quantitative models, artificial intelligence, and systematic risk controls. The Company determined that the developed technology has an indefinite useful life, based on the absence of an expiring license, patent, or other contractual term underlying the technology’s value, the Company’s intent and ability to continue developing, retraining, and enhancing the technology, and the absence of an identifiable technological obsolescence horizon.

No impairment was identified as of June 30, 2026.

Note 10 – Debt

ELOC Commitment Note

On October 28, 2025, the Company issued a convertible promissory note related to its common stock purchase agreement entered into in July 2025 with an aggregate principal amount of $20.0 million (the “ELOC Commitment Note”). The ELOC Commitment Note bore interest at 5% per annum, payable at maturity, and was scheduled to mature on July 17, 2026, subject to acceleration upon certain events of default, prior to its conversion in full. They were issued at an OID and was secured by substantially all of the Company’s U.S. assets and certain equity interests in its subsidiaries pursuant to a Security and Pledge Agreement.

The accredited investor of the ELOC Commitment Note held the option, at its sole discretion and upon timely notice, to convert all or a portion of the unpaid principal and accrued interest into the Company’s common stock at a conversion price equal to the lesser of (i) a 20% discount to the lowest intraday sale price of the common stock on the execution date of the agreement, or (ii) a 20% discount to the lowest intraday sale price of the common stock during the 20 trading days preceding the conversion notice, subject to customary adjustments. The Company evaluated this conversion feature under ASC 815-40 and concluded that it does not meet the criteria for equity classification. Accordingly, this feature was bifurcated and accounted for as a derivative liability under ASC 815. Additionally, because the ELOC Commitment Note was not issued at a substantial premium, no beneficial conversion feature was recorded under ASC 470-20. No cash proceeds were received as the ELOC Commitment Note represented 2% of the $1.0 billion committed capital under the common stock purchase agreement (“ELOC”). The note was issued as consideration for the investor’s capital commitment under the ELOC and, as such, the related amount was recorded as an ELOC commitment cost and reflected as a reduction of additional paid-in capital.

During the three months ended June 30, 2026, the accredited investor converted the entire $20.0 million principal balance of the ELOC Commitment Note into 4,156,959 shares of the Company’s common stock. No principal balance remains outstanding.

Prior to completion of the final conversion, the Company and the accredited investor agreed that the accredited investor would waive its contractual right to all accrued interest under the ELOC Commitment Note, which agreement was memorialized in a First Amendment to the ELOC Commitment Note executed on June 30, 2026. Management concluded that, because the substance of the waiver was agreed prior to final settlement of the ELOC Commitment Note, it should be accounted for under ASC 470-50 as part of the modification and settlement of the ELOC Commitment Note. The Company derecognized the accrued contractual interest liability and the remaining derivative liability, net of the unamortized debt discount, and recognized a resulting gain on debt modification of approximately $0.5 million within the condensed consolidated statement of operations.

During the three months ended June 30, 2026, the Company issued approximately 3.5 million shares of common stock pursuant to drawdowns under the ELOC Purchase Agreement, generating aggregate cash proceeds of $25.3 million.

The table below summarizes the components used to determine the initial carrying amount of the ELOC Commitment Note as of October 28, 2025 (in thousands):

Amount
Principal amount	$20,000
Less: original issue discount	(5,000)
Add: fair value of derivative liabilities	5,000
Initial carrying amount of the ELOC Commitment Note at October 28, 2025	$20,000

The carrying amount of the ELOC Commitment Note as of December 31, 2025 is summarized below (in thousands):

Amount
Initial carrying amount	$20,000
Add: amortization of debt discount	1,028
Add: change in fair value of derivative liabilities	—
Carrying amount of the ELOC Commitment Note at December 31, 2025	$21,028

The carrying amount of the ELOC Commitment Note as of March 31, 2026 is summarized below (in thousands):

Amount
Initial carrying amount	$21,028
Add: amortization of debt discount	1,588
Add: change in fair value of derivative liabilities	—
Carrying amount of the ELOC Commitment Note at March 31, 2026	$22,616

The carrying amount of the ELOC Commitment Note as of June 30, 2026 is summarized below (in thousands):

Amount
Initial carrying amount	$22,616
Add: amortization of debt discount	704
Add: change in fair value of derivative liabilities	(5,000)
Less: conversion of ELOC Commitment Note into common stock	(18,320)
Carrying amount of the ELOC Commitment Note at June 30, 2026	$—

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

The primary conversion feature within the July 2025 Notes provides the holders the right to convert the principal amount into the Company’s common stock at a fixed conversion price of $37.64 per share, subject to customary anti-dilution adjustments.

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

The carrying amount of the July 2025 Notes as of June 30, 2026 is summarized below (in thousands):

Amount
Initial carrying amount	$4,452
Less: settlement of July 2025 Notes	(4,452)
Carrying amount of the July 2025 Notes at December 31, 2025	$—

In connection with issuing the July 2025 Notes, the Company executed a Securities Purchase Agreement that also included 355,634 warrants to purchase common stock and a registration rights agreement covering the underlying shares (see Note 13 – Preferred stock, warrants and other equity). A portion of the proceeds was allocated to the warrants based on their relative fair value.

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

Note 11 – Fair value measurements

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

The Company has assessed that the fair value of cash and cash equivalents, restricted cash, short-term investments, trade and other receivables, notes receivable, digital assets, investment in equity securities, derivative assets and liabilities, and trade and other payables approximate their carrying amounts largely due to the short-term maturities of these instruments.

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

Liquidity risk

The Company is exposed to liquidity risk related to its financial liabilities, including trade payables. Management monitors liquidity through cash flow forecasts and maintains access to credit facilities.

The following table summarizes the contractual maturities of the Company’s financial liabilities on an undiscounted basis:

	Year 1	Year 2	Year 3	Year 4	Year 5 and over	Total
Trade and other payables	1,277	—	—	—	—	1,277
Total	$1,277	$—	$—	$—	$—	$1,277

As of June 30, 2026 and September 30, 2025, the Company has no financial instruments requiring fair value measurement disclosures that differ from their carrying amounts; accordingly.

Note 12 – Commitments and contingencies

The Company has manufacturing agreements with its vendors that provides for the company to make its commercial best efforts to purchase minimum quantities in the ordinary course of business. The Company had no material purchase obligations as of June 30, 2026 or September 30, 2025.

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

Discontinued operations

Certain legal matters, claims, and purchase obligations related to SRx Canada, which is classified as discontinued operations, are presented in Note 22 – Discontinued operations. These matters are subject to the same accounting policies as described above. Management does not expect any such matters to have a material impact on the results of continuing operations; however, they could affect the financial results of the discontinued operations segment.

Note 13 – Preferred stock, warrants and other equity

Series B Convertible Preferred Stock and Warrants

In March 2026, the Company entered into a securities purchase agreement to issue Series B convertible preferred stock and accompanying warrants for aggregate proceeds of up to $8.0 million. On March 16, 2026, the Company completed an initial closing, issuing 5,660 shares of Series B convertible preferred stock with a stated value of $1,000 per share, and 370,628 warrants to purchase shares of common stock. Aggregate gross committed proceeds were approximately $4.5 million, net of approximately $0.2 million in unpaid committed proceeds, and approximately $0.4 million in issuance and closing costs.

The Series B convertible preferred stock is convertible into shares of Company’s common stock at an initial conversion price of $19.09 per share, subject to customary anti-dilution and alternate conversion adjustments as defined in the certificate of designations. The accompany Series B warrants are exercisable at an initial exercise price of $19.09 per share and expire three years following the initial exercisability date.

The Company accounted for the Series B convertible preferred stock and warrants as equity-classified instruments and allocated proceeds between the instruments using a relative fair value methodology. The warrants were valued using a Black-Scholes valuation model. As of June 30, 2026, all of Series B convertible preferred stock and accompanying warrants remain outstanding.

Series A Convertible Preferred Stock and Warrants

In October 2025, the Company entered into a securities purchase agreement with accredited investors to issue Series A convertible preferred stock and warrants for aggregate proceeds of up to $30.5 million. On October 31, 2025, the Company completed an initial closing, issuing 19,035 shares of Series A preferred stock and 908,797 warrants for proceeds of approximately $15.2 million, consisting of $8.6 million of cash proceeds, net of $0.25 million in closing costs, and the cancellation of $5.0 million principal outstanding of July 2025 convertible notes at a 25% cancellation premium.

During the three months ended March 31, 2026, an aggregate of 1,617 shares of the Company’s Series A convertible preferred stock were converted into shares of the Company’s common stock. In connection with these non-cash conversions, the Company issued 140,178 shares of common stock at an average conversion price of $11.40 per share. The conversions were accounted for as equity transactions, and no gain or loss was recognized upon conversion.

On February 11, 2026, the Company redeemed 17,418 shares of Series A convertible preferred stock, representing all of the issued and outstanding shares of Series A Preferred Stock, for an aggregate redemption price of approximately $21.8 million. Upon completion of the redemption, all Series A preferred shares were cancelled and none remained outstanding as of June 30, 2026.

Cashless Exercises of Series A Warrants

In March 2026, an aggregate of 449,266 of outstanding Series A warrants were exercised on a cashless basis, resulting in the issuance of approximately 152,639 shares of the Company’s common stock.

In the three months ended June 30, 2026, an aggregate 375,077 of outstanding Series A warrants were exercised on a cashless basis, resulting in the issuance of approximately 105,375 shares of the Company’s common stock. Additionally, in the three months ended June 30, 2026, an aggregate of 53,755 of outstanding Series A warrants were exercised on a cash basis, resulting in the issuance of approximately 53,755 shares of the Company’s common stock.

As of June 30, 2026, an aggregate of 30,704 of the Series A warrants remained outstanding.

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

The following table summarizes the continuity of the Company’s outstanding warrants as of June 30, 2026:

	Warrants #	Weighted Average Exercise Price
Warrants outstanding on September 30, 2025	406,885	$145.43
Issued	908,797	36.65
Exercised	(45,945)	125.40
Expired	(307,292)	37.20
Warrants outstanding as of December 31, 2025	962,445	$78.23
Issued	370,628	19.09
Exercised	(449,266)	6.00
Expired	—	—
Warrants outstanding as of March 31, 2026	883,807	$52.05
Issued	492,984	0.01
Exercised	(443,121)	6.00
Expired	—	—
Warrants outstanding as of June 30, 2026	933,670	$52.05

July 2025 Warrants

On July 7, 2025, in connection with the convertible debt financing described in Note 10 – Debt, the Company issued 355,634 warrants to purchase common shares and expire three years from the issuance date. The warrants are exercisable at the option of the holders into common stock at a conversion price of $37.64 per share, subject to customary anti-dilution adjustments. The Company evaluated the warrants under ASC 815 and ASC 480 and determined that they are equity-classified, and they were initially measured at their relative fair value of $0.4 million using the Black-Scholes option pricing model based on appropriate valuation assumptions.

In connection with the financing, the Company also entered into a registration rights agreement requiring it to register for resale the common shares issuable upon conversion of the notes and exercise of the warrants. As of June 30, 2026, 34,867 of the warrants issued remained outstanding.

Pre-Funded and Representative Warrants

On April 24, 2025, the Company issued to a single investor a combination of 21,333 shares of common stock, and 45,945 pre-funded warrants to purchase Company Common Stock at a price of $130.80 per share, or $8.8 million in the aggregate, in a private placement transaction. No additional consideration is required to be paid to exercise the warrants and the warrant does not expire until conversion. The transaction was accounted for as an equity issuance because the number of common shares issuable upon exercise of the warrant is fixed. As of December 31, 2025, all of these pre-funded warrants were exercised and no longer outstanding.

As of June 30, 2026, the Company had 492,984 shares of prefunded warrants outstanding related to the consideration transferred in the EMJX acquisition, with a weighted average exercise price of $0.01. The Company had 1,389 shares of pre-merger representative warrants with a weighted average exercise price of $225.00, outstanding.

Exchangeable Shares

As of June 30, 2026, the Company had 1,954,470 exchangeable shares outstanding related to the EMJX acquisition and 6,728 exchangeable shares outstanding related to its discontinued operations.

Common Stock Repurchase

On February 3, 2026, the Company entered into a securities purchase agreement with a shareholder pursuant to which the Company repurchased 857 shares of common stock for an aggregate purchase price of $0.01 million, or $8.40 per share.

Note 14 – Investments in equity securities

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

As of June 30, 2026, the fair value of the investment was approximately $0.3 million. The Company recognized an unrealized gain of less than $0.02 million for both the three and nine months ended June 30, 2026, related to this investment, which continues to be held. These amounts are included in change in fair value of equity securities in the condensed consolidated statements of operations.

The fair value of the Smartkem, Inc. equity securities was determined based on observable market prices in active markets and is classified within Level 1 of the fair value hierarchy.

Non-marketable Equity Securities

Smartkem Investment

On March 30, 2026, the Company made an investment in Smartkem, Inc. (“Smartkem”) through the purchase of 2,500 convertible preferred stock and 5,376,807 warrants for an aggregate purchase price of $2.0 million.

On June 18, 2026, pursuant to an additional closing under the same Securities Purchase Agreement, as amended, the Company purchased an additional 1,838 shares of Series A Convertible Preferred Stock and warrants to purchase up to 3,955,442 shares of common stock of Smartkem for an aggregate purchase price of approximately $1.5 million.

The Company does not have a controlling financial interest in, or the ability to exercise significant influence over, Smartkem. The Company accounts for its investment in Smartkem, including the preferred stock and warrants, as an equity security under ASC 321 and has elected to apply the measurement alternative, under which the investment is carried at cost, less any impairment, adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

As of June 30, 2026, the aggregate carrying value of the Company’s investment in Smartkem was $3.5 million. No impairment, and no upward or downward adjustments resulting from observable price changes, were recognized during the three and nine months ended June 30, 2026.

Astro Investment

On April 16, 2026, the Company through its wholly owned subsidiary, Halo, invested $1.5 million in Astro Investment XVII, a Series of A Master Series, LLC (the “Fund”), a Delaware special purpose investment vehicle formed to provide investors exposure to securities of Space Exploration Technologies Corp. (“SpaceX”). Halo executed a subscription agreement identifying the security as an SPV interest holding exposure to preferred and common shares of SpaceX. The investment is subject to significant transfer restrictions and is not publicly traded.

The Company accounts for its investment in the Fund as an equity security without a readily determinable fair value under ASC 321. The Company has elected the measurement alternative under which the investment is carried at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer.

As of June 30, 2026, the carrying amount of the investment was $1.5 million. No upward or downward adjustments, and no impairment, were recognized during the three and nine months ended June 30, 2026.

SAFE Investment

On June 1, 2026, the Company, through its wholly owned subsidiary, Halo, entered into a Simple Agreement for Future Equity (“SAFE”) pursuant to which Halo agreed to invest up to an aggregate of $0.05 million in exchange for the right to receive shares of the issuer’s capital stock upon the occurrence of certain triggering events. Halo funded an initial tranche of approximately $0.03 million as of June 30, 2026, with funding of the remaining approximately $0.03 million contingent upon the issuer’s future achievement of certain milestones.

The Company accounts for its investment in the SAFE as an equity security without a readily determinable fair value under ASC 321. The Company has elected the measurement alternative, under which the investment is carried at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer.

As of June 30, 2026, the carrying amount of the investment was approximately $0.03 million. No upward or downward adjustments, and no impairment, were recognized during the three and nine months ended June 30, 2026.

Note 15 – Share-based compensation

In connection with the Merger completed on April 24, 2025, the Company adopted and continues to maintain the Legal Acquirer’s Amended and Restated 2019 Incentive Award Plan (the “Amended 2019 Plan”), which provides for the grant of equity-based awards, including stock options, restricted stock units (“RSUs”), restricted stock awards, and other stock-based awards, to employees, directors and consultants. As of June 30, 2026, an aggregate of 2,203,800 shares of the Company’s common stock were authorized for issuance under the Amended 2019 Plan, of which 2,146,202 shares remained available for future grants.

Awards are measured at grant date fair value in accordance with ASC 718, and compensation expense is recognized over the requisite service period using the graded attribution method.

During the three and nine months ended June 30, 2026, the Company recognized zero and $1.0 million, respectively, of share-based compensation expense related to awards granted under the Amended 2019 Plan.

The fair value of RSUs granted is based on the market price of the Company’s common stock on the grant date. The following table summarizes the activity of the Company’s RSUs as of June 30, 2026:

RSUs #
RSUs outstanding on September 30, 2025	—
Issued	45,395
Vested	(45,395)
Forfeited and cancelled	—
RSUs outstanding on December 31, 2025	—
Issued	—
Vested	—
Forfeited and cancelled	—
RSUs outstanding on March 31, 2026	—
Issued	—
Vested	—
Forfeited and cancelled	—
RSUs outstanding on June 30, 2026	—

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

The following table summarizes the activity related to the Company’s stock options as of June 30, 2026:

	Options #	Weighted Average Exercise Price
Options outstanding on September 30, 2025	663	$1,368.99
Issued	—	—
Expired	—	—
Forfeited and cancelled	—	—
Options outstanding on December 31, 2025	663	$1,368.99
Issued	—	—
Expired	—	—
Forfeited and cancelled	(197)	730.20
Options outstanding on March 31, 2026	466	$1,638.99
Issued	—	—
Expired	—	—
Forfeited and cancelled	—	—
Options outstanding on June 30, 2026	466	$1,638.99

Shares issued to related parties

For the three months ended December 31, 2025, the Company issued an aggregate of 45,395 shares of restricted common stock to certain directors, officers, employees, and former employees of the Company as performance or service-based compensation. No shares of restricted common stock were issued during the three months ended June 30, 2026.

On October 1, 2025, the Company issued 5,208 shares of restricted common stock to certain directors at a weighted average grant price of $19.20 per share. These awards were immediately vested.

On November 10, 2025, the Company issued 7,937 shares of restricted common stock to certain directors at a weighted average grant price of $12.60 per share. These awards were immediately vested.

On December 3, 2025, the Company issued 32,250 shares of restricted common stock to certain directors, officers, and employees as performance bonus compensation. The restricted stock awards were immediately vested, with a weighted average grant price of $23.40 per share.

Additionally, between October and December 2025, the Company issued 128 shares of common stock pursuant to the retraction of shareholders’ exchangeable shares, which converted into shares of common stock. These shareholders were former employees and shareholders of SRx Canada that initially received exchangeable shares in connection with the Merger.

The fair value of these awards was determined at the grant date and recognized as compensation expense in the condensed consolidated statement of operations in accordance with ASC 718.

Note 16 – Employee benefit plans

The Company has a qualified defined contribution 401(k) plan, which covers substantially all of its employees. Participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. The Company matches participant contributions pursuant to the terms of the plan, which contributions are limited to a percentage of the participant’s eligible compensation. The Company made contributions related to the plan and recognized expense of approximately $0.2 million and $0.5 million during the three and nine months ended June 30, 2026, respectively.

Note 17 – Related party transactions

In connection with the asset acquisition described in Note 2 – Asset acquisition, the Company transferred equity consideration with a fair value of approximately $79.7 million of which 27% was attributable to the 1,954,470 exchangeable shares issued to Mr. Jackson. The exchangeable shares are exchangeable for shares of the Company’s common stock on a one-for-one basis. Mr. Jackson had no relationship with, or ownership interest in, the Company prior to this transaction. Following the transaction, Mr. Jackson entered into a services arrangement with the Company and serves as President of EMJX and Head of Asset Management. The Company evaluated the substance of the consideration transferred to Mr. Jackson and concluded that such consideration represented consideration for the acquired intellectual property rather than compensation for post-closing services. This conclusion was based on the fact that the consideration was fixed and unconditional upon closing and was not subject to any future service or vesting requirement.

Mr. Jackson is compensated for his services to the Company pursuant to a services agreement, under which he received an upfront payment of $0.5 million and receives CAD $0.1 million per month starting July 2026 for an initial 12-month term, subject to renewal. The upfront payment is recognized as expense over the initial 12-month term of the services agreement. During the three and nine months ended June 30, 2026, expense recognized related to the upfront payment was approximately $0.02 million under this arrangement. As of June 30, 2026, there were no amounts payable to Mr. Jackson under this arrangement.

Fees and compensation

For the three and nine months ended June 30, 2026, the Company’s continuing operations incurred approximately $0.1 million and $0.3 million in director fees, respectively. Directors fees were paid to the Board of Directors in their capacity as such, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

During the three and nine months ended June 30, 2026, the Company issued to its directors and executive officers an aggregate of zero and $1.0 million, respectively, in share-based compensation, presented within selling, general and administrative expenses in the condensed consolidated statements of operations.

During the three and nine months ended June 30, 2026, the Company paid its executive officers an aggregate of $0.3 million and $1.1 million, respectively, in base wages and bonus compensation pursuant to their signed employment arrangements, presented within selling, general and administrative expenses in the condensed consolidated statements of operations.

July 2025 notes and Series A participation

As of September 30, 2025, the Company had outstanding convertible promissory notes held by certain members of the Board of Directors totaling approximately $0.5 million. The notes bore interest at 8% per annum and were convertible into the Company’s common stock at the holders’ option, subject to the terms of the agreements. All terms of the notes were consistent with those offered to other investors. Refer to Note 10 – Debt for additional information.

In October 2025, the outstanding principal and accrued interest under these notes were exchanged and extinguished in connection with the Company’s Series A financing transaction. In connection with the Series A financing, related party participants purchased an aggregate of 691 shares of Series A convertible preferred stock and received warrants exercisable for an aggregate of 32,991 shares of the Company’s common stock for aggregate consideration of approximately $0.6 million. Of the aggregate consideration, approximately $0.4 million represented the cancellation of outstanding convertible promissory notes and accrued interest, $0.2 million represented the 25% original issue discount, and no additional cash consideration paid in respect of such amount. The securities were issued on terms equivalent to those offered to other investors participating in the financing.

On February 11, 2026, the Company redeemed the Series A convertible preferred stock held by these related party participants for aggregate cash consideration of approximately $0.9 million, inclusive of the contractual 125% redemption premium. The redemption was completed on terms equivalent to those applicable to all holders of the Series A convertible preferred stock.

During the three months ended March 31, 2026, related party holders exercised an aggregate of 17,570 Series A warrants on a cashless basis, resulting in the issuance of 9,211 shares of the Company’s common stock. The warrants were exercised using a cashless exercise methodology consistent with all other cashless warrant exercises completed during the period.

Series B participation

Certain directors and executive officers participated in the Company’s Series B financing transaction, which initially closed on March 16, 2026, on terms equivalent to those offered to unaffiliated investors. Such related party participants purchased an aggregate of 126 shares of Series B convertible preferred stock and received warrants exercisable for an aggregate of 8,251 shares of the Company’s common stock for aggregate consideration of approximately $0.1 million.

Governance and controls

As of June 30, 2026 and September 30, 2025 there were no other related party loans or receivables outstanding for any shareholder with greater than 10% ownership, and the Company does not intend to enter into similar related party lending arrangements in the future.

The Company has adopted a formal Related Party Transaction Policy to ensure appropriate oversight of any future transactions with related parties. All related party transactions are subject to review and approval by the Audit Committee of the Board of Directors, in accordance with SEC Regulation S-K Item 404 and the Company’s internal policies.

Note 18 – Income taxes

For the three and nine months ended June 30, 2026, the Company recorded an income tax provision of less than $0.01 million. For the three and nine months ended June 30, 2026, the Company’s effective tax rate was less than 1%, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily because the Company’s net operating losses (“NOLs”) included in deferred tax assets have been fully offset by a valuation allowance due to uncertainty of realizing the tax benefit of NOLs for the three months ended June 30, 2026.

The income tax provision for the quarter primarily relates to state minimum and franchise taxes, as well as discrete items recorded during the period. The Company will continue to assess the realizability of its deferred tax assets each reporting period based on available positive and negative evidence.

Note 19 – Segment information

As of June 30, 2026, the Company reports two reportable segments, Consumer Products and EMJX, following the recent Closing of the Transaction described in Note 2 – Asset acquisition and the classification of its previously reportable Health Solutions segment as discontinued operations. As of September 30, 2025, the Company reported one continuing operating segment, Consumer Products.

The Consumer Products segment includes the legacy Halo pet food business, consisting of premium pet products such as dry kibble, wet food, freeze-dried raw food, treats, and toppers for dogs and cats. This segment operates across various sales channels and represents the Company’s ongoing legacy business.

The EMJX segment includes the Company’s digital-asset treasury management platform, acquired in the Transaction on June 16, 2026, which manages a multi-asset digital holdings strategy governing how capital is allocated, hedged, and reinvested across market cycles. EMJX became a reportable segment of the Company upon the Closing of the Transaction, and accordingly, the Company’s results for the EMJX segment include activity only from June 16, 2026.

The former Health Solutions segment, which encompassed the Company’s pharmacy network operations in Canada, has been classified as discontinued operations as of June 30, 2026 and September 30, 2025, and accordingly, its results and related assets and liabilities are reported separately in the financial statements.

The Company’s Chief Operating Decision Maker (“CODM”), the Board of Directors, evaluates the Company’s financial performance of, and allocates resources to, the Company’s two reportable segments, Consumer Products and EMJX, separately, given the distinct nature of their products, services, customers, and economic characteristics. Prior to the Closing of the Transaction, and prior to the discontinuation of Health Solutions, the CODM evaluated the Company’s financial performance based on the Health Solutions and Consumer Products segments.

For the three months ended June 30, 2026, segment financial information for continuing operations relates to the Consumer Products segment, which was acquired through a business combination on April 25, 2025, and the EMJX segment, which reflects results only from the Closing date of June 16, 2026 through June 30, 2026. EMJX had no reportable revenues, operating expenses or other segment results during the period from June 16, 2026 through June 30, 2026 and, accordingly, no separate amounts are presented for EMJX in the table below. There are no comparative results for the EMJX segment for periods prior to the Closing because EMJX became a segment of the Company upon consummation of the Transaction.

The following table summarizes revenues, operating loss, and net loss attributable to the Consumer Products segment for the three and nine months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Net sales	$3,392	$2,673	$9,638	$2,673
Cost of goods sold:
Direct	2,261	2,349	6,043	2,349
Indirect	227	293	362	293
Total cost of goods sold	2,488	2,642	6,405	2,642
Gross profit	904	31	3,233	31
Segment expenses:
Discretionary marketing	595	368	1,377	368
Outbound freight	1	6	13	6
Other segment expenses (a)	3,509	8,263	10,652	8,263
Total segment expenses	4,105	8,637	12,042	8,637
Loss from operations	(3,201)	(8,606)	(8,809)	(8,606)
Other expense (income):
Interest income (expense), net	569	(30)	3,637	(30)
Loss on extinguishment of debt	(469)	—	2,588	—
Change in fair value of digital assets	1,410	—	4,768	—
Change in fair value of equity securities	(12)	—	481	—
Change in fair value of derivative liabilities	(578)	—	(1,170)	—
Bargain purchase gain	—	(1,693)	—	(1,693)
Other income, net	19	(32)	16	(32)
Total other expense, net	939	(1,755)	10,320	(1,755)
Net loss before income taxes	(4,140)	(6,851)	(19,129)	(6,851)
Income tax expense	—	—	6	—
Net loss	$(4,140)	$(6,851)	$(19,135)	$(6,851)

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

Geographic Information

Revenue by geography is based on where the customer is based. Summary financial data attributable to various geographic regions for the periods indicated is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
United States	$2,260	$1,852	$7,828	$1,852
Canada	51	207	1,530	604
Asia	1,068	604	267	207
Central America	13	10	13	10
Total	$3,392	$2,673	$9,638	$2,673

Note 20 – Concentrations

Major suppliers

The Company sourced approximately 95% and 94% of its inventory purchases from three vendors for the three and nine months ended June 30, 2026, respectively. There was $1.0 million of inventory purchases from major suppliers in accounts payable on the condensed consolidated balance sheets, as of June 30, 2026.

Major customers

Accounts receivable from three customers represented 91% of accounts receivable as of June 30, 2026. Three customers represented 90% of gross sales for the three months ended June 30, 2026.

Credit risk

As of June 30, 2026 and September 30, 2025, the Company’s cash and cash equivalents were deposited in accounts at several financial institutions and may maintain some balances in excess of federally insured limits. The Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents.

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

Note 21 – Loss per share

The Company presents net loss per share on a basic and diluted basis for the three months ended June 30, 2026 and 2025. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding (“WASO”) during the period. For the three months ended June 30, 2026 and 2025, the Company’s basic and diluted net loss per share attributable to common stockholders are the same as the Company generated a net loss.

For the three and nine months ended June 30, 2026, the Company’s basic and diluted net loss per share attributable to common stockholders are the same as the Company generated a net loss and common stock equivalents are excluded from diluted net loss per share as they have an anti-dilutive impact.

For the three and nine months ended June 30, 2026, potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows: 933,670 of stock equivalent warrants; and 466 of stock equivalent employee stock options.

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

On June 24, 2026, the Company’s Board of Directors approved a 1-for-60 reverse stock split of the Company’s issued and outstanding common stock. The reverse stock split became effective on July 6, 2026 (see Note 23 – Subsequent events). All share and per-share amounts presented herein, including weighted-average shares outstanding and net loss per share for all periods presented, have been retroactively adjusted to reflect the Reverse Split, in accordance with ASC 260.

The following table sets forth basic and diluted net loss per share attributable to common stockholders for the three months ended June 30, 2026 (in thousands, except per share amounts):

	Net loss	Weighted average shares	Loss per share
Continuing operations, basic and diluted	$(4,140)	11,420,008	$(0.36)
Discontinued operations, basic and diluted	$—	11,420,008	$—
Net loss	$(4,140)	11,420,008	$(0.36)

The following table sets forth basic and diluted net loss per share attributable to common stockholders for the nine months ended June 30, 2026 (in thousands, except per share amounts):

	Net loss	Weighted average shares	Loss per share
Continuing operations, basic and diluted	$(19,135)	5,629,712	$(3.40)
Discontinued operations, basic and diluted	$—	5,629,712	$—
Net loss	$(19,135)	5,629,712	$(3.40)

Note 22 – Discontinued operations

On August 11, 2025, the Company’s wholly-owned subsidiary, SRx Health Solutions (Canada) Inc. (“SRx Canada”, “Health Solutions”, or the “Discontinued Operations”), filed for protection under the Companies’ Creditors Arrangement Act (“CCAA”). As a result, the Health Solutions segment has been classified as discontinued operations for all periods presented. The financial statements for the three and nine months ended June 30, 2026 and 2025 reflect only continuing operations, and results of the discontinued Health Solutions segment are presented separately in this footnote.

Results of Operations of Discontinued Operations

The results of operations for the Health Solutions segment included in discontinued operations are as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Net sales	$—	$8,774	$—	$38,409
Cost of sales	—	5,386	—	28,144
Income tax expense (benefit)	—	(138)	—	(840)
Net loss from discontinued operations	—	(8,282)	—	(22,894)

Cash Flows of Discontinued Operations

The cash flows attributable to the Health Solutions segment are summarized as follows (in thousands):

	Nine months ended June 30,
	2026	2025
Cash flows (used in) provided by:
Operating activities	$—	$(13,971)
Investing activities	—	16,680
Financing activities	—	3,544
Net decrease in cash and cash equivalents	$—	$6,253

Notes and Additional Information

All prior period results for Health Solutions, including the year ended September 30, 2025, are presented within discontinued operations.

All historical acquisitions associated with the Health Solutions segment relate solely to the discontinued business and were fully deconsolidated in connection with the CCAA process; accordingly, no ASC 805 business combination disclosures are included within the Company’s continuing operations.

The financial impact of Health Solutions’ filing under CCAA is reflected in the measurement of net assets and any associated impairment or restructuring charges, if applicable. Refer to Note 12 – Commitments and contingencies for additional details related to obligations of the discontinued operations.

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

Reverse Stock Split

On June 24, 2026, the Company’s Board of Directors approved a 1-for-60 reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 (the “Reverse Split”). The Reverse Split became effective, and trading on a post-split basis began, at the market open on July 6, 2026. There was no change to the par value of the Company’s common stock. The Reverse Split affected all stockholders uniformly and did not affect any stockholder’s ownership percentage of the Company’s shares with the exception of those holders of fractional shares. No fractional shares were issued in connection with the Reverse Split; any shareholder who would otherwise have been entitled to a fractional share received one whole share in lieu thereof.

All share and per-share amounts presented in these condensed consolidated financial statements, including common shares issued and outstanding, weighted-average shares outstanding, and net loss per share, have been retroactively adjusted to reflect the Reverse Split for all periods presented, in accordance with ASC 260, Earnings Per Share. Because the Reverse Split was approved but not yet legally effective as of June 30, 2026, no recognition of the associated reclassification within Common Stock and Additional Paid-in Capital has been reflected in the Company’s condensed consolidated balance sheet or statement of stockholders’ equity as of that date; this reclassification will be recorded in the period in which the Reverse Split became legally effective.

SRX Global Regains Full Compliance with NYSE American Listing Standards

On July 16, 2026, the Company announced it had received a written notification from NYSE Regulation confirming that the Company is back in compliance with all NYSE American LLC continued listing standards set forth in Part 10 of the NYSE American Company Guide, including the Section 1003(f)(v) low selling price deficiency addressed by the Reverse Split described above.

In a letter dated July 15, 2026, NYSE Regulation informed the Company that it had resolved the continued listing deficiency with respect to Section 1003(a)(i) and (ii) of the Company Guide, which had been referenced in the Exchange’s letter dated October 14, 2025 and disclosed in the Company’s Form 8-K filed with the SEC on October 17, 2025. As a result, the Company’s compliance indicator (“.BC”) will no longer be disseminated, and SRX Global will be removed from the list of NYSE American noncompliant issuers on the Exchange’s website.

Cash Dividend

On July 8, 2026, the Company’s Board of Directors approved a one-time cash dividend of $0.05 per share (approximately $1.3 million in the aggregate) on common stock outstanding to shareholders of record at the close of business on July 22, 2026 (the “Record Date”). The Company has funded the dividend distribution to the transfer agent as of the filing date.

Share Repurchase Program

On July 7, 2026, the Company’s Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) under which the Company may repurchase up to 10 million shares of its common stock or up to 50% of its shares outstanding. The Company has allocated up to $20 million to repurchase its common stock until July 7, 2027.

Material Definitive Agreement

As previously disclosed, on March 16, 2026, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors named therein. Pursuant to the Securities Purchase Agreement, up to 10,000 shares of the Company’s Series B convertible preferred stock, par value $0.001 per share (the “Series B Preferred Stock”) and accompanying warrants (“Warrants”) to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) may be purchased for an aggregate purchase price of up to $8.0 million in one or more closings (each a “Closing”).

On July 17, 2026, the Company and the Required Holders, as defined in the Securities Purchase Agreement, entered into a Limited Waiver and Consent Agreement (the “Waiver”), pursuant to which the Required Holders consented to, and waived certain rights in connection with, the Company’s (i) declaring and paying, on August 3, 2026, a one-time cash dividend of $0.05 per share on Common Stock outstanding to stockholders of record at the close of business on July 22, 2026; and (ii) entering into a stock repurchase plan under which the Company may repurchase up to the lesser of (x) 10.0 million shares of Common Stock, or (y) 50% of the issued and outstanding Common Stock at any given time, for an aggregate purchase price not to exceed $20.0 million, during the period ending July 7, 2027.

Private Placement

On July 27, 2026, at an Additional Closing pursuant to the Securities Purchase Agreement, the Company issued and sold, and certain investors purchased, in a private placement: 4,340 shares of the Series B Preferred Stock and Warrants to purchase 284,156 shares of Common Stock, for aggregate gross proceeds of approximately $3.5 million. The Company incurred approximately $0.3 million of closing costs in connection with the Additional Closing, resulting in net proceeds of approximately $3.2 million.

May 2026 Convertible Note Receivable

On July 14, 2026 and August 11, 2026, the Company and the Borrower further amended and restated the May 2026 Note Receivable, pursuant to which the Company advanced an additional approximately $0.7 million and approximately $0.2 million, respectively, in cash to the Borrower. Following the additional funding, aggregate cash advanced under the May 2026 Note Receivable was approximately $2.2 million and the aggregate face principal amount was approximately $2.8 million. The May 2026 Note Receivable continues to bear interest at 10% per annum and matures on May 28, 2027.

Equity Securities Investment

On July 1, 2026, the Company acquired pre-funded warrants to purchase approximately 1.6 million ordinary shares of a publicly traded company from a third party in exchange for a term note issued by the Company. On the same date, the Company exercised a portion of the pre-funded warrants on a cashless basis and received approximately 1.1 million ordinary shares of the issuer.

Restricted Stock Award

On July 7, 2026, pursuant to a previously disclosed services agreement, the Company granted 173,612 restricted shares of the Company’s common stock. The restricted shares are subject to forfeiture during a six-month service period, and the related stock-based compensation expense will be recognized over the applicable service period.

August 2026 Secured Loan

On August 3, 2026, the Company entered into a credit agreement pursuant to which the Company provided an $848,000 term loan to a third-party borrower. The term loan bears interest at 8% per annum, is secured by certain equity securities pledged by the borrower and matures upon the earliest of certain specified events, subject to extension provisions. After giving effect to an interest reserve and fees and expenses payable by the borrower, approximately $0.8 million of net cash proceeds were advanced to the borrower. The Company is also entitled to receive additional equity securities upon the occurrence of certain specified events.

The loan matures upon the earliest of certain specified events, including the consummation of a business combination by the issuer of the pledged equity securities, the winding up of such issuer, or the contractual term date, subject to certain extension rights. Upon consummation of a business combination, the borrower is also required to transfer certain equity securities to the Company.

Equity Line of Credit

Subsequent to June 30, 2026, the Company issued an aggregate 81,000 shares of common stock pursuant to its previously disclosed equity line of credit, for aggregate proceeds of approximately $0.1 million.

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

On August 14, 2025, the Company entered into a Settlement, Share Forfeiture and Mutual Release Agreement (the “Settlement Agreement”) with certain of the founders and officers of SRx Canada (the “Forfeiting Stockholders”), pursuant to which the Forfeiting Stockholders forfeited for cancellation approximately 313,988 Exchangeable Shares (the “Forfeited Shares”). In consideration of the Forfeited Shares, the Company agreed to release the Forfeiting Stockholders from certain claims by the Company.

July PIPE Financing

On July 7, 2025, the Company entered into the Securities Purchase Agreement (the “July PIPE SPA”) by and among the Company and the July PIPE Investors, including the lead investor (the “Lead Investor”), pursuant to which the Company issued and sold to the Investors (i) a new series of senior secured convertible notes (the “July Notes”) with an aggregate original principal amount of $7,650,000, subject to an original issue discount as provided in the July Notes, and (ii) warrants (the “July Warrants”) to acquire 355,635 shares of the Company’s common stock (the “Common Stock”) (such transaction, the “July PIPE Financing”).

The July Notes bear interest at a rate of 8% per annum. The July Notes mature on July 8, 2027, provided that the maturity date may be extended by a noteholder if the Company is in default under the July Notes, and in certain other limited circumstances as described in the July Notes. The July Notes are convertible into shares of the Common Stock at a conversion price of $37.64 per share, subject to customary adjustments. The July Warrants are exercisable for a period of three (3) years beginning six (6) months from the date of issuance at an exercise price of $37.64 per share, also subject to adjustment.

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

October PIPE Financing

On October 27, 2025, the Company entered into a Securities Purchase Agreement (the “October PIPE SPA”) with certain accredited investors named therein (the “October PIPE Investors”). Certain October PIPE Investors are July PIPE Investors. Pursuant to the October PIPE SPA, up to 635 shares of the Company’s Series A convertible preferred stock, par value $0.001 per share (the “Series A Preferred Stock”) and accompanying warrants (“October Warrants”) to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) may be purchased for an aggregate purchase price of up to $30.46 million in one or more closings (such transaction, the “October PIPE Financing”).

On October 27, 2025, in connection with the October PIPE Financing, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations establishing the rights, preferences, and privileges of the newly authorized Series A Preferred Stock.

On October 31, 2025, pursuant to the October PIPE SPA, the Company issued and sold, and the October PIPE Investors purchased, in a private placement: 318 shares of the Series A Preferred Stock and 908,797 October Warrants to purchase shares of Common Stock for aggregate proceeds of approximately $14.0 million, paid in cash or through the cancellation of such October PIPE Investor’s July Note and July in lieu of cash. The Company waived receipt of the cash portion of the purchase price until November 3, 2025. Pursuant to the October PIPE SPA, the July PIPE Investors waived the requirement under the July PIPE SPA that the Company register for resale 250% of the shares of Common Stock issuable upon the conversion or exercise of the July Notes or July Warrants.

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

As consideration for the Lead Investor entering into the ELOC Purchase Agreement, concurrently with the execution of the ELOC Amendment, the Company issued to the Lead Investor a convertible promissory note in the original principal amount of $20.0 million (the “ELOC Commitment Note”), which is convertible into up to 1,200,811 shares of Common Stock (collectively, the “ELOC Commitment Shares”), assuming a price of $19.26 per share, which was the closing price of our shares of Common Stock on the NYSE American on October 22, 2025. The ELOC Commitment Note was issued by the Company to the Lead Investor in lieu of the Commitment Shares, as defined in the original ELOC Purchase Agreement. The Company also agreed to pay the Lead Investor up to $35,000 for its reasonable expenses under the ELOC Purchase Agreement.

EMJX Asset Acquisition

On June 16, 2026, the Company completed a transaction with EMJ Crypto Technologies Inc., a corporation organized under the laws of Ontario, Canada (“EMJC”), pursuant to a Share Exchange and Asset Transfer Agreement, dated December 16, 2025, and amended on March 11, 2026 and June 17, 2026 (as amended, the “Transfer Agreement”), by and among the Company, EMJC, CCC Crypto Corp., a Delaware corporation (“CCC Crypto”), 1001440571 Ontario Inc., a corporation organized under the laws of Ontario, Canada and an indirect wholly-owned subsidiary of the Company (“ExchangeCo”), and the other parties thereto (the “Transaction”).

At the closing of the Transaction (the “Closing”), the Company acquired 100% of the issued and outstanding equity interests of each of EMJC and CCC Crypto, and a 100% direct and indirect ownership interest in the IP Asset, as defined in the Transfer Agreement.

As consideration, the Company issued to EMJC and certain other parties to the Transaction an aggregate of (i) 4,718,937 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), (ii) 1,954,470 exchangeable shares of ExchangeCo (the “Exchangeable Shares”) which are exchangeable for shares of Common Stock on a one-for-one basis, and (iii) warrants (the “Pre-Funded Warrants”) to purchase 492,984 shares of Common Stock.

The shares of Common Stock issued at the Closing, and the shares of Common Stock issuable upon the exchange or exercise of the Exchangeable Shares and Pre-Funded Warrants issued at the Closing, have been registered under the Securities Act of 1933, as amended (the “Securities Act”) in a Registration Statement on Form S-4 declared effective by the SEC on May 7, 2026.

The Transaction was accounted for as an asset acquisition in accordance with ASC 805-50. The fair value of the equity consideration transferred in the Transaction was $79.7 million. Additionally, the Company incurred direct acquisition-related transaction costs of $0.3 million, consisting primarily of legal, accounting and other professional fees, incurred in connection with the Closing and thus were capitalized as part of the cost of the assets acquired. Accordingly, the total purchase price for accounting purposes was $80.0 million.

Reverse Stock Split

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

On June 23, 2026, the Company was informed by the NYSE American LLC (the “NYSE American”) that it was not in compliance with the continued listing standards set forth in Section 1003(f)(v) of the NYSE American Company Guide, which relates to low selling price per share for a substantial period of time. The Company’s common stock closed below $0.10 on June 23, 2026, and NYSE American halted trading of the Company’s common stock, with the halt to continue until the Company effectuated a reverse stock split.

In response, on June 24, 2026, the Company announced its plan to proceed with a 1-for-60 reverse stock split of its issued and outstanding shares of common stock, par value $0.001 per share, as a measure the Company believes is necessary and in the best interests of the Company and its stockholders to regain compliance with NYSE American’s continued listing standards. The reverse stock split became effective July 6, 2026. See Note 23 – Subsequent events, for discussion of the reverse stock split.

On June 24, 2026, the Company’s Board of Directors approved a 1-for-60 reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 (the “Reverse Split”). The Reverse Split became effective, and trading on a post-split basis began, at the market open on July 6, 2026. There was no change to the par value of the Company’s common stock. The Reverse Split affected all stockholders uniformly and did not affect any stockholder’s ownership percentage of the Company’s shares with the exception of those holders of fractional shares. No fractional shares were issued in connection with the Reverse Split; any shareholder who would otherwise have been entitled to a fractional share received one whole share in lieu thereof.

On July 16, 2026, the Company announced it had received a written notification from NYSE Regulation confirming that the Company is back in compliance with all NYSE American LLC continued listing standards set forth in Part 10 of the NYSE American Company Guide, including the Section 1003(f)(v) low selling price deficiency addressed by the Reverse Split described above.

In a letter dated July 15, 2026, NYSE Regulation informed the Company that it had resolved the continued listing deficiency with respect to Section 1003(a)(i) and (ii) of the Company Guide, which had been referenced in the Exchange’s letter dated October 14, 2025 and disclosed in the Company’s Form 8-K filed with the SEC on October 17, 2025. As a result, the Company’s compliance indicator (“.BC”) will no longer be disseminated, and SRX Global will be removed from the list of NYSE American noncompliant issuers on the Exchange’s website.

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

Results of Operations for the three months ended June 30, 2026 and 2025

The following table sets forth our condensed consolidated results for the periods presented (in thousands):

	Three Months Ended June 30,		Change		Nine Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Net sales	$3,392	$2,673	$719	27%	$9,638	$2,673	$6,965	261%
Cost of goods sold	2,488	2,642	(154)	(6)%	6,405	2,642	3,763	142%
Gross profit	904	31	873	2816%	3,233	31	3,202	10329%
Operating expenses:
Selling, general and administrative	4,105	8,637	(4,532)	(52)%	12,042	8,637	3,405	39%
Loss from continuing operations	(3,201)	(8,606)	5,405	63%	(8,809)	(8,606)	(203)	2%
Other expense (income):
Interest expense, net	569	(30)	599	1997%	3,637	(30)	3,667	(12223)%
Loss/(Gain) on extinguishment of debt	(469)	—	(469)	*	2,588	—	2,588	*
Change in fair value of digital assets	1,410	—	1,410	*	4,768	—	4,768	*
Change in fair value of equity securities	(12)	—	(12)	*	481	—	481	*
Change in fair value of derivative liabilities	(578)	—	(578)	*	(1,170)	—	(1,170)	*
Bargain purchase gain	—	(1,693)	1,693	100%	—	(1,693)	1,693	(100)%
Other income, net	19	(32)	51	100%	16	(32)	48	(150)%
Total other expense, net	939	(1,755)	2,694	154%	10,320	(1,755)	12,075	(688)%
Net loss before income taxes	(4,140)	(6,851)	2,711	40%	(19,129)	(6,851)	(12,278)	179%
Income tax expense	—	—	—	—%	6	—	6	*
Net loss from continuing operations	(4,140)	(6,851)	2,711	40%	(19,135)	(6,851)	(12,284)	179%
Loss from discontinued operations	—	(8,282)	8,282	(100)%	—	(22,894)	22,894	(100)%
Net loss	$(4,140)	$(15,133)	$10,993	73%	$(19,135)	$(29,745)	$10,610	(36)%

* Percentage change is not meaningful due to a prior year balance of zero.

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

Information about our revenue channels is as follows (in thousands):

	Three months ended June 30,				Nine months ended June 30,
	2026		2025		2026		2025
Digital (1)	$2,267	67%	$1,735	65%	$7,722	80%	$1,735	65%
International (2)	1,081	32%	613	23%	1,433	15%	613	23%
Brick & Mortar (3)	44	1%	325	12%	483	5%	325	12%
Net Sales (4)	$3,392	100%	$2,673	100%	$9,638	100%	$2,673	100%

(1)	The Company’s Digital channel includes two wholesale customers that amounted to greater than 10% of the Company’s total net sales for the three and nine months ended June 30, 2026 and June 30, 2025. Net sales represented $2.2 million and $7.5 million of net sales for the three and nine months ended June 30, 2026. Net sales represented $1.7 million of net sales for both the three and nine months ended June 30, 2025.

(2)	One of the Company’s International customers amounted to greater than 10% of the Company’s total net sales, representing $0.8 million and $1.1 million of net sales for the three and nine months ended June 30, 2026, respectively. For the three and nine months ended June 30, 2025, one of the Company’s International customers amounted to greater than 10% of the Company’s total net sales, representing $0.4 million in each period.

(3)	None of the Company’s Brick & Mortar customers represented greater than 10% of net sales for either the three and nine months ended June 30, 2026 and June 30, 2025.

(4)	Prior period amounts have been presented only for Better Choice Company, Inc., as the prior year operations of SRX Canada have been deconsolidated and are presented as discontinued operations. Accordingly, the results for the three and nine months ended June 30, 2026 and June 30, 2025, reflect only the continuing operations of BTTR and Halo and are not comparable to prior periods.

Net sales for three and nine months ended June 30, 2026 were $3.4 million and $9.6 million, respectively, reflecting revenue generated from the Company’s continuing operations in the Halo pet health and wellness business. Net sales were driven by the sale of premium and super-premium pet food products across digital, brick-and-mortar, and international channels, reflecting the Company’s focus on product innovation, brand awareness, and meeting consumer demand in multiple trade channels.

Prior-year results reflect only the results for the Halo business within the Better Choice Company, Inc. The operations of SRx Canada, the Company’s former specialty healthcare business, were deconsolidated during the prior year and are presented as discontinued operations. Accordingly, prior year amounts for SRx Canada are not presented. As a result, and given the Company’s focus on the Consumer Products business, net sales for three months ended June 30, 2026 are not directly comparable to the corresponding 2025 periods.

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

Gross profit is affected by a variety of factors, including product sales mix, volumes sold, discounts offered to customers, the cost of manufactured products, and freight costs from the manufacturer to the warehouse. For the three months ended June 30, 2026, gross profit was 0.9 million, with a gross margin of 27%. For the nine months ended June 30, 2026, gross profit was $3.2 million, with a gross margin of 34%.

We continue to work with co-manufacturing and freight partners to realize future cost savings and improved gross margins. However, gross margins may continue to fluctuate due to inflationary pressures on transportation and raw material costs. We will continue to refine and optimize our pricing strategy to align with market conditions and manage cost pressures.

Operating expenses

Our Selling, general and administrative (“SG&A”) expenses consist of the following:

●	Sales and marketing costs for the three and nine months ended June 30, 2026 primarily reflect agency fees and direct marketing associated with supporting the Halo brand portfolio. These expenses include fees paid to third-party marketing and advertising agencies as well as service charges related to external sales and promotional activities. Prior-year results reflect only the results of the Halo business within Better Choice Company, Inc. Following the reverse takeover, the operations of SRx Canada were deconsolidated, and its prior-year amounts are therefore not presented; accordingly, prior period amounts are not directly comparable. Sales and marketing spend in the three and nine months ended June 30, 2026 reflects the Company’s strategic focus on strengthening brand awareness, improving conversion across key e-commerce platforms, and optimizing channel-specific promotional activity, while remaining disciplined in its approach to paid media investment.

●	Employee compensation and benefits for the three and nine months ended June 30, 2026 reflect personnel costs associated with the Company’s continuing operations in the Halo pet health and wellness business. These expenses include salaries, wages, benefits, and stock-based compensation for employees supporting operations, marketing, supply chain, and corporate functions. Current-year expense levels represent the ongoing cost structure of the standalone Halo business and are not directly comparable to prior periods.

●	Share-based compensation includes expenses related to equity awards granted to employees and non-employee directors. For the three and nine months ended June 30, 2026, share-based compensation reflects the ongoing equity incentive programs of the continuing Halo business, including expense recognition for outstanding awards, new grants issued during the period, and common stock issued for board service. Share-based compensation in the three and nine months ended June 30, 2026 also reflects the vesting patterns of historical Better Choice equity awards. Because the Company became the reporting entity following the reverse takeover and the SRx Canada operations were subsequently discontinued, prior-year comparative amounts are not directly comparable. Current-year expense therefore represents the continuing cost structure of the standalone Halo business.

●	Freight costs for the three and nine months ended June 30, 2026 primarily relate to the shipping and logistics associated with fulfilling customer orders across the Company’s retail and e-commerce sales channels. Freight activity in the current period is primarily driven by shipments to distribution partners, online retailers, and brick-and-mortar customers rather than individual consumer deliveries. Given the changes in the Company’s operating structure following the reverse takeover and the discontinuation of SRx Canada, prior-year comparisons are not directly comparable. Current freight costs therefore reflect the ongoing logistics profile of the standalone Halo business.

●	Non-cash charges for the three and nine months ended June 30, 2026 primarily consisted of depreciation, amortization, and bad debt expense. Given the impact of the reverse takeover and the discontinuation of the SRx Canada operations, prior-year comparative amounts are not directly comparable. Current-year non-cash activity reflects the operating profile of the standalone Halo business.

●	Other general and administrative costs for the three and nine months ended June 30, 2026 primarily reflect expenses incurred for professional services, insurance, and corporate compliance activities. The most significant components for the three months ended June 30, 2026 included professional fees — including legal, financial advisory, and other consulting services — totaling approximately $1.2 million, incremental expenses of approximately $0.6 million, and insurance expense of approximately $0.2 million. The most significant components for the nine months ended June 30, 2026 included professional fees — including legal, financial advisory, and other consulting services — totaling approximately $4.3 million, incremental expenses of approximately $1.4 million, insurance expense of approximately $0.6 million, and SEC filing fees of approximately $0.4 million. These costs also include routine corporate expenses such as director fees, state feed registration fees, and information technology support. Given the reverse takeover and the discontinuation of the SRx Canada operations, prior-year comparative amounts are not directly comparable. Current-year costs reflect the operating and capital markets activities of the standalone Halo business.

Interest expense, net

Interest expense for the three and nine months ended June 30, 2026 primarily reflects interest associated with the ELOC Commitment Note issued in October 2025. The period also includes interest incurred on the July 2025 notes, which were fully written off in October 2025, including all outstanding principal and accrued interest. As a result, no further interest was recognized on those instruments for the remainder of the period.

Income taxes

Our income tax expense now reflects only the tax position of the continuing U.S. operations following the discontinuation and deconsolidation of the SRx Canada business as a result of the CCAA proceedings. Accordingly, the Company’s tax provision is based on estimated U.S. federal and state income taxes, adjusted for nondeductible items and the impact of the valuation allowance.

For the three months ended June 30, 2026, the Company recorded no material income tax expense or benefit, resulting in a near-zero effective tax rate. For the nine months ended June 30, 2026, the Company recorded an income tax benefit of less than $0.01 million, which similarly did not result in a meaningful effect tax rate. The Company recorded no material income tax expense or benefit for the comparative three and nine months ended June 30, 2025. The absence of a significant tax expense or benefit in either period is primarily due to the continued maintenance of a full valuation allowance that fully offsets deferred tax assets arising from current-year losses.

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

The Company had no uncertain tax positions as of June 30, 2026 and 2025. We remain subject to examination in the United States for tax years 2021 through 2026.

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

We present Adjusted EBITDA as a key measure used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. We believe that the disclosure of Adjusted EBITDA is useful to investors as this non-GAAP measure forms the basis of how our management team reviews and considers our operating results. By disclosing this non-GAAP measure, we believe that we create for investors a greater understanding of and an enhanced level of transparency into the means by which our management team operates our company. We also believe this measure can assist investors in comparing our performance to that of other companies on a consistent basis without regard to certain items that do not directly affect our ongoing operating performance or cash flows.

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

The following table presents a reconciliation of net loss, the closest GAAP financial measure, to EBITDA and Adjusted EBITDA for each of the years indicated (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025*	2026	2025*
Net loss	$(4,140)	$(6,851)	$(19,135)	$(6,851)
Interest expense, net	569	(30)	3,637	(30)
Depreciation and amortization	15	16	(46)	16
Income tax expense	—	—	6	—
EBITDA	(3,556)	(6,865)	(15,538)	(6,865)
Non-cash share-based compensation (a)	—	2,032	961	2,032
Loss/(Gain) on extinguishment of debt	(469)	—	2,588	—
Change in fair value of digital assets	1,410	—	4,768	—
Change in fair value of equity securities	(12)	—	481	—
Change in fair value of derivative liabilities	(578)	—	(1,170)	—
Bargain purchase gain	—	(1,693)	—	(1,693)
Transaction related (b)	1,451	4,017	4,218	4,017
Non-recurring and other expenses (c)	184	85	463	85
Adjusted EBITDA	$(1,570)	$(2,424)	$(3,229)	$(2,424)

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

(c) Other single-occurrence expenses, which consist of strategic rebranding, systems implementation and technology transformation, initiatives and other non-recurring costs.

*Prior-year results reflect only the results for the Halo business within the Better Choice Company, Inc. The operations of SRx Canada, the Company’s former specialty healthcare business, were deconsolidated during the fiscal year September 30, 2025 and are presented as discontinued operations. Accordingly, prior year amounts for SRx Canada are not presented.

Liquidity and capital resources

Historically, we have financed our operations primarily through debt and equity financing. On June 30, 2026 and September 30, 2025, we had cash and cash equivalents of $36.7 million and $1.3 million, respectively, and short-term investments of $7.5 million and zero, respectively.

A summary of our cash flows is as follows (in thousands):

	Nine months ended June 30,
	2026	2025*
Cash flows (used in) provided by:
Operating activities	$(10,505)	$(1,773)
Investing activities	(24,188)	(3,400)
Financing activities	70,070	(390)
Net increase (decrease) in cash and cash equivalents	$35,377	$(5,563)

*Following the reverse merger completed during the fiscal year ended September 30, 2025, the Company’s operating structure changed, and SRx Canada was subsequently discontinued. As a result, prior-year comparative figures reflect the historical operations of SRx Canada. These operations have since been deconsolidated and are reported as discontinued operations.

Cash flows from operating activities

Cash used in operating activities was $10.5 million during the nine months ended June 30, 2026 compared to cash used in operating activities of $1.8 million during the nine months ended June 30, 2025. The increase in cash used in operating activities was primarily driven by a $19.1 million net loss and $1.2 million change in fair value of derivative liabilities, offset by a $4.8 million change in fair value of digital assets and $2.6 million loss on settlement of debt.

Cash flows from investing activities

Cash used in investing activities was $24.2 million during the nine months ended June 30, 2026 compared to cash used in investing activities of $3.4 million during the nine months ended June 30, 2025. Cash used in investing activities was primarily related to the purchase of digital assets of $16.5 million and purchase of equity securities of 5.2 million, partially offset by proceeds from sale of digital assets of $9.6 million. The Company also purchased $158.6 million of marketable securities and option positions as part of its active capital allocation and treasury management activities, offset by a $159.2 million of proceeds from sales of marketable securities and option positions. Additionally, the Company invested approximately net $7.5 million in short-term U.S. Treasury securities as part of its broader treasury management strategy and purchased a net $4.9 million of convertible note receivables, as described in Note 7 – Notes receivable.

Cash flows from financing activities

Cash provided by financing activities was $70.1 million during the nine months ended June 30, 2026 compared to cash used in financing activities of $0.4 million during the nine months ended June 30, 2025. The cash provided by financing activities for the nine months ended June 30, 2026 was mainly related to proceeds from the issuance of common stock of $80.3 million and the issuance of convertible preferred stock of $13.4 million, primarily offset by the redemption of Series A convertible preferred stock of $21.8 million.

Contractual Commitments and Obligations

We are contractually obligated to make future cash payments for various items, including debt arrangements and certain purchase obligations. See “Note 10 – Debt” to our interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information about our debt obligations. Our purchase obligations include certain ongoing marketing projects, software subscriptions as well as in-transit or in-production purchase orders with our suppliers, for which amounts vary depending on the purchasing cycle. The majority of our software subscriptions are not under long-term contracts, and we do not have long-term contracts or commitments with any of our suppliers beyond active purchase orders. These purchase obligations were not material as of the date of this Quarterly Report on Form 10-Q.

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

As of June 30, 2026, 3,547,706 shares have been sold under the ELOC.

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

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model, which requires the development of input assumptions, as described in “Note 15 – Share-based compensation”. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of the subjective assumptions described in “Note 15 – Share-based compensation”. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. See “Note 15 – Share-based compensation” to our interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

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

See “Note 13 – Preferred stock, warrants and other equity” and “Note 10 – Debt” to our interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Convertible Notes

The Company’s accounting for its senior secured convertible notes requires the use of significant judgment in applying the guidance in ASC 470-20, ASC 815, and ASC 835. Upon issuance of the Notes on July 7, 2025, management was required to evaluate the economic characteristics and risks of the embedded conversion feature to determine whether it should be separately accounted for. Based on this evaluation, the conversion option did not qualify for equity classification and was bifurcated as a derivative liability measured at fair value. This assessment required consideration of settlement alternatives, the terms of the host debt instrument, and the applicability of scope exceptions under U.S. GAAP. The initial measurement of the Notes also required allocation of proceeds among the debt host contract, the derivative liability, the original issue discount, and issuance costs, each of which impacts the effective interest rate recognized over the life of the Notes. The derivative liability is remeasured at fair value at each reporting date, with changes recorded in earnings, which may produce significant period-to-period volatility. The valuation of the derivative liability incorporates assumptions such as expected volatility, risk-free interest rates, expected term, and market price of the Company’s common shares, all of which involve considerable estimation uncertainty. Changes in these assumptions or market conditions could materially impact the recorded amounts for the Notes, the derivative liability, interest expense, and the Company’s results of operations. See “Note 10 – Debt” to our interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of the three months ended June 30, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective. Notwithstanding this conclusion, we have determined that the condensed consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, those controls.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed herewith.

EXHIBIT INDEX

Exhibit	Exhibit Description	Form	File No.	Exhibit	Filing date
2.1	Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc. and Bona Vida, Inc.	8-K	333-161943	2.1	05/10/2019
2.2	First Amendment to Agreement and Plan of Merger, dated February 28, 2019, by and among the Company, BBC Merger Sub, Inc., and Bona Vida, Inc., dated May 3, 2019	8-K	333-161943	2.2	05/10/2019
2.3	Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC	8-K	333-161943	2.3	05/10/2019
2.4	First Amendment to Securities Exchange Agreement, dated February 2, 2019, by and among the Company, TruPet LLC and the members of TruPet LLC, dated May 6, 2019	8-K	333-161943	2.4	05/10/2019
2.5	Amended and Restated Stock Purchase Agreement, dated December 18, 2019, by and among the Company, Halo, Purely For Pets, Inc., Thriving Paws, LLC and HH-Halo LP	8-K	333-161943	2.1	12/26/2019
2.6	Agreement and Plan of Merger, dated July 28, 2022, by and among TruPet LLC and Halo, Purely for Pets, Inc.	10-Q	001-40477	2.6	08/11/2022
3.1	Certificate of Incorporation, dated January 1, 2019	10-Q	333-161943	3.1	04/15/2019
3.2	Certificate of Amendment to Certificate of Incorporation, dated February 1, 2019	10-Q	333-161943	3.2	04/15/2019
3.3	Certificate of Amendment to Certificate of Incorporation, dated March 13, 2019	8-K	333-161943	3.1	03/20/2019
3.4	Certificate of Amendment to Certificate of Incorporation, dated April 18, 2019	10-KT	333-161943	3.5	07/25/2019
3.5	Certificate of Amendment to Certificate of Incorporation, dated July 30, 2020	8-K	333-161943	99.1	07/30/2020
3.6	Certificate of Merger of Sport Endurance, Inc. with and into the Company	10-Q	333-161943	3.4	04/15/2019
3.7	Certificate of Amendment to Certificate of Incorporation, dated April 24, 2025	8-K	001-40477	3.6	04/30/2025
3.8	Certificate of Designation for Series A Special Voting Preferred Stock, filed April 24, 2025	8-K	001-40477	3.8	04/30/2025
3.9	Certificate of Designations of Rights and Preferences and Limitations of the Series A Convertible Preferred Stock, filed October 27, 2025.	8-K	001-40477	3.10	10/31/2025
3.1	Certificate of Amendment to Certificate of Incorporation, dated November 19, 2025	8-K	001-40477	3.10	11/20/2025
3.11	Series B Certificate of Designations	8-K	001-40477	3.10	03/18/2026
3.12	Bylaws	10-Q	333-161943	3.50	04/15/2019
3.13	Certificate of Amendment to Certificate of Incorporation, dated July 2, 2026*
4.1†	Better Choice Company Inc. Amended and Restated 2019 Incentive Award Plan	10-K	333-161943	10.2	05/04/2020
4.2†	Form of 2019 Incentive Award Plan Stock Option Agreement	S-1	333-234349	10.7	10/28/2019
4.3	Amendment to Amended and Restated 2019 Incentive Award Plan	S-8	333-297285	99.3	07/06/2026
10.1†	Form of Indemnification Agreement by and among the Company and its officers and directors	S-1	333-234349	10.80	10/28/2019
10.2	Arrangement Agreement, dated September 3, 2024, between Better Choice Company Inc., and SRx Health Solutions, Inc., as amended December 6, 2024, January 24, 2025 and February 25, 2025	8-K	001-40477	10.10	09/09/2024
10.3	Common Share Purchase Agreement by and between the Company and the buyers named therein, dated July 7, 2025	8-K	001-40477	10.1	07/15/2025
10.4	Registration Rights Agreement by and between the Company and the buyers named therein, dated July 7, 2025	8-K	001-40477	10.2	07/15/2025

10.5	Securities Purchase Agreement, dated as of July 8, 2025, by and among the Company and the investors named therein	8-K	001-40477	10.3	07/15/2025
10.6	Security Agreement, dated as of July 8, 2025, by and between the Company, the Lead Investor and the other parties thereto	8-K	001-40477	10.6	07/15/2025
10.7	Registration Rights Agreement (Convertible Note Financing), dated as of July 8, 2025, by and between the Company and the investors named therein	8-K	001-40477	10.7	07/15/2025
10.8	Kent Cunningham Executive Employment Agreement, dated July 14, 2025	8-K	001-40477	10.1	07/16/2025
10.9	Carolina Martinez Amendment to Executive Employment Agreement, dated July 14, 2025	8-K	001-40477	10.2	07/16/2025
10.10	Settlement, Share Forfeiture and Mutual Release Agreement, dated August 14, 2025	8-K	001-40477	10.1	08/14/2025
10.11	Securities Purchase Agreement dated October 27, 2025 by and among the Company and the investors named therein.	8-K	001-40477	10.1	10/31/2025
10.12	Registration Rights Agreement dated October 31, 2025 by and between the Company and the lead investor named therein.	8-K	001-40477	10.2	10/31/2025
10.13	Amendment dated October 28, 2025 to Common Stock Purchase Agreement dated July 7, 2025 by and between the Company and the investor named therein.	8-K	001-40477	10.3	10/31/2025
10.14	Share Exchange and Asset Transfer Agreement, dated December 16, 2025, by and among the Company and the other parties named therein.	8-K	001-40477	2.1	12/16/2025
10.15	Series B Securities Purchase Agreement	8-K	001-40477	10.1	03/18/2026
10.16	Series B Registration Rights Agreement	8-K	001-40477	10.2	03/18/2026
10.17	Limited Waiver and Consent Agreement	8-K	001-40477	10.1	07/21/2026
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text and including detailed tags.
104 *	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (included as Exhibit 101).

†	Indicates a management contract or any compensatory plan, contract or arrangement.

*	Filed or furnished herewith.

#	Certain schedules and similar attachments to this agreement have been omitted in accordance with Item 601(b)(5) of Regulation S-K. The Company will furnish copies of any schedules or similar attachments to the SEC upon request.

***	Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(b)(10). Such excluded information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRx Health Solutions Inc.

Date: August 13, 2026	By:	/S/ KENT CUNNINGHAM
Kent Cunningham
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2026	By:	/S/ CAROLINA MARTINEZ
Carolina Martinez
Chief Financial Officer (Principal Financial and Accounting Officer)

